Form 10QSB
period 1996-09-30
NEW FRONTIER MEDIA INC/CO
filed 1996-12-30
CIK 847383

SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB
(Mark One)

X    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
          Act of 1934
          For the Quarterly Period Ended:    September 30, 1996
                                or
     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934
          For the Transition Period From ______________ to _______________.

Commission File Number:      33-27494-FW

                     New Frontier Media, Inc.
      (Exact name of registrant as specified in its charter)

          Colorado                                        84-1084061
    (State of Incorporation)               (I.R.S. Employer I.D. Number)

                 1050 Walnut, Suite 301, Boulder, Colorado 80302
             (Address of principal executive offices and Zip Code)

                                   (303) 444-0632
               (Registrant's telephone number, including area code)





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          X        YES                      NO

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

4,195,200 common shares, including 195,200 Unit Shares, were outstanding as of September 30, 1996.

                           Form 10-QSB



                     NEW FRONTIER MEDIA, INC.
       Form 10-QSB for the Quarter ended September 30, 1996

                        Table of Contents
                                                   Page of Report

PART I.   FINANCIAL INFORMATION

Item 1.   Unaudited Condensed Consolidated Financial Statements

               Unaudited condensed consolidated Balance Sheets as of
               September 30, 1996 and March 31, 1996                       3-4

               Unaudited condensed consolidated Statements of Operations
               for the six months ended September 30, 1996 and 1995 and for
               the three months ended September 30, 1996 and 1995            5

               Unaudited condensed consolidated Statements of Cash Flows
               for the six months ended September 30, 1996 and 1995          6

               Notes to unaudited condensed consolidated financial statements
               for the six months ended September 30, 1996                   7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         8

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 12

Item 2.   Changes in Securities                                             12

Item 3.   Defaults Upon Senior Securities                                   12

Item 4.   Submission of Matters to a Vote of Security Holders               13

Item 5.   Other Information                                                 13

Item 6.   Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                  13

PART I.   Item 1.   Unaudited Condensed Consolidated Financial Statements.

                    NEW FRONTIER MEDIA, INC.

             CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)

                              ASSETS



                                        September 30, 1996        March 31, 1996

CURRENT ASSETS

Cash                                         $1,165,103                $48,523
Accounts Receivable                             215,174                222,276
Inventories                                     586,466                354,089
Prepaid distribution rights                     117,890                109,763
Common stock subscribed                               0                 20,000
Income tax receivable                            12,500                 72,500
Other                                            31,069                 33,727

     Total Current Assets                     2,128,202                860,878

FURNITURE AND EQUIPMENT, at cost                 43,784                 39,314

     Less: Accumulated depreciation             (10,479)               (10,479)

     Net Furniture and Equipment                 33,305                 28,835

OTHER ASSETS

Note receivable - officer                        38,000                 38,000
Accounts receivable - retainage                  80,151                 77,053
Other                                            14,277                 12,583

     Total Other Assets                         132,428                127,636

TOTAL ASSETS                              $   2,293,935         $    1,017,349







     See notes to unaudited condensed consolidated financial statements.

                    NEW FRONTIER MEDIA, INC.

             CONDENSED CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)

               LIABILITIES AND SHAREHOLDERS' EQUITY

                                     September 30, 1996        March 31, 1996


CURRENT LIABILITIES

Accounts payable                        $   175,266              $   186,742
Current portion of long term debt           143,574                  139,573
Other accrued liabilities                    21,083                   15,562

     Total Current Liabilities              339,923                  341,877

LONG TERM DEBT - Related Parties                  0                        0

MINORITY INTEREST                           370,249                        0

SHAREHOLDERS' EQUITY (Notes 1 & 2)

Common stock, $.0001 par value, 50,000,000
shares authorized, 4,195,250 and 4,175,250
shares issued and outstanding, respectively    420                      418

Preferred stock, $.10 par value, 5,000,000
shares authorized, 10,000 shares issued and
outstanding                                  1,000                    1,000

Additional paid in capital               1,791,745                  847,832

Deficit                                   (209,402)                (173,778)

     Total Shareholders' Equity          1,583,763                  675,472

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY            $   2,293,935           $    1,017,349


     See notes to unaudited condensed consolidated financial statements.

                    NEW FRONTIER MEDIA, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)

                                 Six Months Ended       Three Months Ended
                                   September 30             September 30
                                 1996        1995       1996          1995

SALES, net                   $ 1,322,094  $  812,433  $ 697,000    $ 648,183

COST OF SALES                    844,626     503,354    433,101      396,594

GROSS PROFIT                     477,468     309,079    263,899      261,589

OPERATING EXPENSES

Occupancy and equipment           75,488      43,813     35,396       21,080
Legal and professional            21,764      24,300     14,477        8,393
Distribution expense             230,000      52,500    120,000       52,500
Advertising and promotion         77,018      83,009     53,417       55,187
Salaries, wages and benefits      87,246      38,972     42,550       24,456
Communications                    14,560      11,480      6,502        5,393
Research and Development               0      31,481          0       29,639
General and Administrative        98,429      49,355     56,877       33,455

     Total Operating Expenses    604,505     334,910    329,219      230,103

OTHER INCOME (EXPENSE)

Licensing fees and royalties     117,812      51,735     55,241       55,685
Licensing commissions            (22,104)          0     (9,783)           0
Interest income                    4,116         346      3,467          346
Interest expense                  (5,958)          0     (5,779)           0

   Total Other Income (Expense)   93,866      52,081     43,146       56,031

   Net Income (Loss) before
     Income Taxes                (33,171)     26,250    (22,174)      77,517

INCOME TAXES                      (2,454)          0          0            0

NET INCOME (LOSS)            $   (35,625)  $  26,250 $  (22,174)    $ 77,517

NET LOSS PER COMMON SHARE
     (Note 1)                $     (0.01)  $    0.01 $    (0.01)    $   0.02

WEIGHTED AVG. SHARES
     OUTSTANDING               4,195,250   4,000,000  4,181,917    4,000,000


     See notes to unaudited condensed consolidated financial statements.

                    NEW FRONTIER MEDIA, INC.

         CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                          (UNAUDITED)


                                                Six Months Ended September 30,
                                                    1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                              $   (35,625)        $  26,250
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
     Depreciation and amortization                       0               820
     Increase (decrease) in accounts payable       (11,476)           81,750
     (Increase) decrease accounts receivable         4,004          (119,017)
     (Increase) decrease in inventories           (232,377)          (91,625)
     (Increase) decrease in income tax receivable   60,000                 0
     (Increase) decrease in distribution rights     (8,127)          (46,500)
     (Increase) decrease in other assets               964           (36,859)
     Increase in accrued liabilities                 9,523                 0
          Net cash used in operating activities   (213,114)         (185,181)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment and furniture                 (4,470)          (14,455)
Increase in note receivable - officer                    0           (38,000)
     Net cash used in investing activities          (4,470)          (52,455)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock                                 2                 0
Issuance of preferred stock                              0            65,000
Contribution of capital                          1,334,162             2,471
Proceeds from notes payable                              0           180,900
     Net cash provided by financing activities   1,334,164           248,371

NET INCREASE (DECREASE) IN CASH                  1,116,580            10,735

CASH, BEGINNING OF PERIOD                           48,523               677

CASH, END OF PERIOD                           $  1,165,103        $   11,412

     See notes to unaudited condensed consolidated financial statements.

                    NEW FRONTIER MEDIA, INC.
       NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996

NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Business and Consolidation

     The Company was incorporated on July 26, 1995 as New Frontier Media, Inc. and subsequently changed its name to Old Frontier Media, Inc. ( "OFMI" ). On July 31, 1995, OFMI acquired 100% of the outstanding common stock of Boulder Interactive Group, Inc. ( "BIG" ) (a developer and publisher of entertainment and educational computer software on CD-ROM), incorporated on June 3, 1994, for 100% of OFMI's outstanding common stock. In addition, on July 31, 1995 OFMI capitalized two subsidiaries, David Entertainment, Inc. ("DVD" ) (distributor of adult laserdisc and digital video disc format titles) and Fuzzy Entertainment, Inc. ("FUZZY" ) developer and distributor of fine art posters and decorative art posters.

     On September 15, 1995, the shareholders of National Securities Holding Corporation ( "NSHC" ) approved an exchange of common stock of NSHC for the outstanding common stock of Old Frontier Media, Inc. ( "OFMI" ) and a name change from NSHC to New Frontier Media, Inc. ( "NFMI" ). As a result of this transaction, NFMI owns OFMI as a wholly owned subsidiary. OFMI is presently the only operating subsidiary (through its subsidiaries BIG, DVD, and FUZZY) of NFMI. The stock exchange between NSHC and OFMI has been considered a reverse acquisition. Under reverse acquisition accounting, OFMI was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of NSHC. The acquisition was accomplished through the exchange of all the outstanding common stock of OFMI for 3,720,000 shares of common stock and 40,000 shares of preferred stock (after giving effect to the conversion of the preferred stock to common stock and then giving effect to a 1-for 2,034.66 reverse stock split of NSHC's common stock) and representing a controlling interest in NSHC.

     The accompanying unaudited condensed consolidated financial statements include the accounts of NFMI and its wholly-owned subsidiary, OFMI. All adjustments consisting of normal accruals and elimination of intercompany accounts and transactions, which in the opinion of management, are necessary for this presentation, have been reflected in the accompanying financial statements.

     On September 20, 1996, Quarto Holdings, Inc. a Delaware corporation, purchased 30% of the common stock of BIG for $1,250,000 in cash. In addition, Quarto purchased a warrant from NFMI for $400 cash which allows the right to purchase up to 400,000 shares of NFMI common stock at an exercise price of $6.00 per share.

Net Loss Per Share of Common Stock

     Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding, giving effect to the reverse acquisition and reverse stock split of NFMI discussed above. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

NOTE 2    SHAREHOLDERS' EQUITY

     Net income (loss) per share is based on the weighted average number of shares of common stock outstanding, giving effect to the reverse acquisition and the reverse stock split discussed in Note 1 above.

PART I.   Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations

(1)  Overview

     New Frontier Media, Inc. was originally incorporated as Strategic Acquisitions, Inc.("Strategic") on February 23, 1988 in the State of Colorado. Strategic undertook a public offering of its stock in May, 1989, as a "blind pool" company. The Strategic initial public offering was successfully closed in July, 1989 on the sale of 49,650,000 Units (each unit consisting of one Common Share and two purchase Warrants) at an offering price of $.01 per Unit. No Warrants were exercised, and as of August 31, 1989 there were 99,650,000 common shares of Strategic issued and outstanding.

     On September 7, 1989, Strategic completed a reverse acquisition of National Securities Network, Inc. ("NSN"), a privately-held Colorado corporation and registered securities broker-dealer. Strategic issued 470,016,000 restricted common shares to NSN shareholders, in exchange for all of the issued and outstanding NSN common stock. Shareholders also approved a change of Strategic's name to National Securities Holding Corporation ("NSHC"). NSHC continued in operation as a broker-dealer until October 8, 1990, when it ceased operations and sold its remaining broker-dealer business. NSHC had no operations between October 8, 1990 and September 15, 1995.

     On September 15, 1995, NSHC consummated the acquisition of Old Frontier Media, Inc.("Old Frontier") in a stock-for-stock exchange. Old Frontier is
a Colorado corporation formed July 26, 1995.   NSHC first effected a 2034.66:1
reverse split of all 569,706,000 NSHC Common Shares issued and outstanding, resulting in 280,000 NSHC Common Shares issued and outstanding prior to the Old Frontier acquisition. Old Frontier then issued 3,720,000 restricted Common Shares to Old Frontier shareholders, in return for all of the Old Frontier Common Stock issued and outstanding. NSHC shareholders also approved a change
of the Company's name to New Frontier Media, Inc.   Currently, the Company has
4,195,250 Common Shares and 10,000 Preferred Shares issued and outstanding. The Company is authorized to issue and total of 50,000,000 Common Shares, par value $.0001 per share, and 5,000,000 Preferred Shares, par value $.10 per share.

     All of the Company's current revenues are derived through its wholly-owned subsidiary Old Frontier, and through Old Frontier's wholly-owned subsidiaries:
Boulder Interactive Group, Inc. ("BIG"); DaViD Entertainment, Inc. ("DaViD");
and Fuzzy Entertainment, Inc. ("Fuzzy").   The Company's offices are located at
1050 Walnut Street, Suite 301, Boulder,olorado 80302.  The telephone number is
(303) 444-0632.

(2)  Results of Operations

     The Company currently consists of a publicly-traded holding company
(New Frontier Media, Inc.), and four subsidiaries: Old Frontier Media, the administrative arm of the Company; Boulder Interactive Group, Inc. (CD-ROM software); DaViD Entertainment, Inc. (Digital Video Disc/Laserdisc content rights); and Fuzzy Entertainment, Inc. (developer and distributor of fine art posters and decorative art posters).

     Second Quarter 1996 Compared to Second Quarter 1995

     A summary of the results of operations of the Company as a percentage of revenue for the two quarters is shown below.

                                                      Three Months Ended
                                               Sept. 30, 1996   Sept. 30, 1995
     Sales, net                                     92.2%               92.0%
     Other Income                                     7.8                8.0
     Total Revenue                                  100.0%             100.0%

     Costs and Expenses:
          Cost of Sales                              57.3               56.3
          Occupancy and Equipment                     4.7                3.0
          Legal and Professional                      1.9                1.2
          Distribution Expense                       15.9                7.4
          Advertising and Promotion                   7.1                7.8
          Salaries, wages and benefits                5.6                3.5
          Communications                              0.9                0.8
          Research and Development                    0.0                4.2
          General and Administrative                  7.5                4.8
          Other Expense                               2.1                0.0
                                                    103.0%              89.0%

     Income Before Income Taxes                    (  3.0)%             11.0%
     Income Tax Expense                               0.0%               0.0%

     Net Income (Loss)                            (   3.0)%             11.0%

     Revenues

     Net sales increased to $697,000 in the second quarter of 1996 from $648,183, despite disappointing sales from the Boulder Interactive Group ("BIG") subsidiary. The BIG sales decline was offset by continuing revenue increases reported by the DaViD Entertainment subsidiary. Total revenues, which consists of net sales, licensing fees and royalties, and interest income, increased to $755,708 from $704,214.

     Costs and Expenses

     Costs and expenses as a percentage of revenues increased to 103.0% in the second quarter of 1996 from 89.0% in the second quarter of 1995, primarily due to an increase in distribution expense, salaries, wages and benefits, and
general and administrative expenses.   These expenses increased due to the
Company's transition from development to operating stage, and the correspondent
ramping-up of staff.    Licensing commissions have been accounted for as "other
expense" for the first time in this report. Previously, these commissions were accounted for as part of the cost of sales.

     Net Income

     Although the Company realized a 7.5% increase in net sales for the three-month period ended September 30, 1996 as compared to the same period the prior year, gross margin on sales per unit declined, and total operating expenses increased, resulting in a net loss for the quarter of $(22,174), or $(.01) per share. This compares with a net profit of $77,517, or $.02 per share, for the same period in 1995. Management believes CD-ROM prices, particularly in the "edutainment" lines developed by the Company, have stabilized; this will result in more predictable margins in the future. In addition, the industry generally experiences most CD-ROM discounting in the Summer and early Fall months, negatively impacting second quarter earnings. Finally, management believes second quarter 1996 results were negatively impacted by the increase in operating expenses experienced as the Company made its transition from development to operating-stage company.

     First Six Months of 1996 Compared to First Six Months of 1995

     A summary of the results of operations of the Company as a percentage of revenue for the respective six-month periods is shown below.

                                                        Six Months Ended
                                              Sept. 30, 1996   Sept. 30, 1995
     Sales, net                                     91.6%             94.0%
     Other Income                                    8.4               6.0
     Total Revenue                                 100.0%            100.0%

     Costs and Expenses:
          Cost of Sales                             58.5              58.2
          Occupancy and Equipment                    5.2               5.6
          Legal and Professional                     1.5               2.8
          Distribution Expense                      15.9               6.1
          Advertising and Promotion                  5.3               9.6
          Salaries, wages and benefits               6.0               4.5
          Communications                             1.0               1.3
          Research and Development                   0.0               3.6
          General and Administrative                 6.8               5.7
          Other Expense                              1.9               0.0
                                                   102.1%             97.4%

     Income Before Income Taxes                   (  2.1)%             2.6%
     Income Tax Expense                           (  0.2)%             0.0%

     Net Income (Loss)                            (   2.3)%            2.6%

     Revenues

     Net sales increased by $509,661, or 62.7%, to $1,322,094 for the six months ended September 30, 1996 from $812,433 for the same period the prior year, as a result of the continued expansion of DaViD revenues. BIG reported substantially decreased sales of $135,452 for the six-month period ended September 30, 1996, as compared to sales of $526,251 for the same period the prior year. In addition, BIG reported significantly increased returns of $51,300, compared with $11,278 for the comparable period in 1995. As a result, the Company's BIG subsidiary reported a decline in total revenue for the six month period ending September 30, 1996 of $443,330, or 84.0%, from the same period in 1995.

     Management attributes these significant declines to three major factors: decline in the market strength of the Company's major distributor, Broderbund; serious price pressures in the CD-ROM industry, including retail discounting and tighter inventory controls; and the need to develop or acquire new titles for distribution more rapidly. To address these factors, management entered into agreements with Quarto Holdings, Ltd. ("Quarto"), the world's largest book packager, whereby Quarto acquired a 30% stake in BIG for $1,750,000, and BIG acquired the right to develop and exploit Quarto's non-digital material. Management believes the Quarto transaction will provide BIG with sufficient capital and material to re-establish sales.

     Revenues in the Company's DaViD Entertainment subsidiary dramatically increased for the six-month period ended September 30, 1996 to $1,242,439, from $296,653 for the same period the prior year. This 318.8% increase in sales was commensurate with management's expectations, as DaViD continues to release 4 to 6 titles for distribution each month.

     Licensing fees and royalties increased $66,077, or 127.7%, to $117,812 for the six month period ended September 30, 1996, as compared to $51,735 for the same period the prior year. $50,000 of this increase is attributable to the Company's license and promotion agreements with Ralston Purina, as reported in the Company's Form 8-K filed with the Securities and Exchange Commission on September 16, 1996.

     Costs and Expenses

     The only significant increase in costs and expenses for the six month period ended September 30, 1996 (as compared to the same period the prior year), as a percentage of net sales, was in the distribution expenses component, primarily attributable to DaViD's increased sales. BIG reported total operating expenses of $242,407 for the six-month period ended September 30, 1996, as compared to $282,099 for the same period the prior year. DaViD reported total operating expenses of $289,802 for the six-month period, as compared with $160
for the same period the prior year.   Other increases in salaries and wages, as
Well as general and administrative expenses, were the result of the Company staffing up to meet its needs as an operating stage company, as opposed to its status as a development-stage Company during the same period in 1995. Licensing commissions have been accounted for as "other expense" for the first time in this report. Previously, these commissions were accounted for as part of the cost of sales.

     Net Income

     Although the Company realized a 62.7% increase in net sales for the six-month period ended September 30, 1996 as compared to the same period the prior year, gross margin on sales per unit in the CD-ROM subsidiary declined, and total operating expenses increased, resulting in a net loss for the six-month period of $(35,625), or $(.01) per share. This compares with a net profit of $26,250, or $.01 per share, for the same period in 1995. Management believes CD-ROM prices, particularly in the "edutainment" lines developed by the Company, have stabilized; this will result in more predictable margins in the future. In addition, the industry generally experiences most CD-ROM discounting in the Summer and early Fall months, negatively impacting first and second quarter earnings. Finally, management believes second quarter 1996 results were negatively impacted by the increase in operating expenses experienced as the Company made its transition from development to operating-stage company. Management also believes that profit margins will increase and stabilize as the Company streamlines its operations in BIG and places more emphasis on its burgeoning DaViD operation.

     Financial Condition, Liquidity and Capital Resources

     The Company reported an increase in negative net cash flow from operating activities, from $185,181 for the six-month period ended September 30, 1995 to $213,114 for the same period in 1996. Cash outflows from investing activities were $4,470 for the six-month period ended September 30, 1996, compared to $52,455 for the same period in 1995. Most importantly, net cash provided by financing activities increased significantly for the period ended September 30, 1996 to $1,334,164, from $248,371 for the comparable period the prior year, primarily as a result of the purchase of 30 percent of the Company's Boulder Interactive Group subsidiary by Quarto Holdings, Inc., as reported in the Company's Form 8-K filed with the Securities and Exchange Commission on September 27, 1996. As a direct result of that transaction, the Company had cash of $1,165,103 at the close of the six-month period ended September 30, 1996, compared to $11,412 for the same period in 1995. Management believes the Company has the ability to satisfy its cash expenditure requirements from cash provided by financing activities. In addition, management believes the Company will realize positive net cash flows from operating activities in the near future.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is currently aware of no legal proceedings against it, or any legal proceedings to which it is a party.

Item 2.   Changes in Securities

     None.

Item 3.   Defaults Upon Senior Securities

     None.
                                12

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     None.

Item 6.   Exhibits and Reports on Form 8-K

     The Company filed reports on Form 8-K with the Securities and Exchange Commission on September 16, 1996 (Ralston Purina agreements) and September 27, 1996 (Quarto Holdings' acquisition of 30 percent of Boulder Interactive Group subsidiary).

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEW FRONTIER MEDIA, INC.



November 14, 1996                  By: /S/ MARK H. KRELOFF
                                   Mark H. Kreloff, President



November 14, 1996                  By: /S/ MICHAEL WEINER
                                   Michael Weiner, Secretary and Treasurer



November 14, 1996                  By: /S/ SCOTT WUSSOW
                                   Scott Wussow, Chief Financial Officer