Form 10QSB/A
period 1996-09-30
NEW FRONTIER MEDIA INC/CO
filed 1997-02-11
CIK 847383

SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C.  20549

                          FORM 10-QSB/A
(Mark One)

     X Amendment to Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
                September 30, 1996

                or
                Transition Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934 For the Transition Period From ______________ to _______________.

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


     The sole purpose of this Amendment is to add Exhibit EX-27, the Financial Data Schedule, as required by Item 601(c) of Regulation S-T and Regulation S-B.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

EX-27          Financial Data Schedule for the second quarter ended September
               30, 1996.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEW FRONTIER MEDIA, INC.



February 11, 1997                  By: /S/ MARK H. KRELOFF
                                   Mark H. Kreloff, President



February 11, 1997                  By: /S/ MICHAEL WEINER
                                   Michael Weiner, Secretary and Treasurer



February 11, 1997                  By: /S/ SCOTT WUSSOW
                                   Scott Wussow, Chief Financial Officer

                     NEW FRONTIER MEDIA, INC.

                             10-QSB/A

                          EXHIBIT INDEX

Exhibit No.    Description of Document                   Page No.


EX-27          Financial Data Schedule for second
               quarter ended September 30, 1996              4