Form 10QSB
period 1996-12-31
NEW FRONTIER MEDIA INC/CO
filed 1997-03-12
CIK 847383

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
          Act of 1934
          For the Quarterly Period Ended:    December 31, 1996
                                       or
     Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
          Exchange Act of 1934 For the Transition Period From        to       .
                                                              ------    ------
Commission File Number:      33-27494-FW

                            New Frontier Media, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Colorado                                84-1084061
     ----------------------                 ---------------------------
    (State of Incorporation)               (I.R.S. Employer I.D. Number)

                 1050 Walnut, Suite 301, Boulder, Colorado 80302
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 444-0632
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

4,195,200 common shares, including 195,200 Unit Shares, were outstanding as of December 31, 1996.

PART I.   Item 1.   Unaudited Condensed Consolidated Financial Statements.

                            NEW FRONTIER MEDIA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS



                                                  December 31,        March 31,
                                                       1996              1996
                                                  -----------         ---------
CURRENT ASSETS

Cash .......................................      $   985,318       $    48,523
Accounts Receivable ........................          267,875           222,276
Inventories ................................          646,325           354,089
Prepaid distribution rights ................           98,700           109,763
Common stock subscribed ....................                0            20,000
Income tax receivable ......................           12,500            72,500
Other ......................................           38,036            33,727

     Total Current Assets ..................        2,048,754           860,878


FURNITURE AND EQUIPMENT, at cost ...........           43,784            39,314

     Less: Accumulated depreciation ........          (15,680)          (10,479)

     Net Furniture and Equipment ...........           28,104            28,835

OTHER ASSETS

Note receivable - officer ..................           43,000            38,000
Accounts receivable - retainage ............           84,102            77,053
Other ......................................           39,241            12,583

     Total Other Assets ....................          166,343           127,636

TOTAL ASSETS ...............................      $ 2,243,201       $ 1,017,349

     See notes to unaudited condensed consolidated financial statements.


                            NEW FRONTIER MEDIA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                    December 31,      March 31,
                                                       1996             1996
                                                    -----------       ---------
CURRENT LIABILITIES

Accounts payable ...............................    $   172,837     $   186,742
Bank credit line ...............................        211,642               0
Current portion of long term debt ..............        139,573         139,573
Other accrued liabilities ......................         24,392          15,562

     Total Current Liabilities .................        548,444         341,877

LONG TERM DEBT - Related Parties ...............              0               0

     Total Liabilities .........................    $   548,444     $   341,877

MINORITY INTEREST ..............................        324,751               0

SHAREHOLDERS' EQUITY (Notes 1 & 2)

Common stock, $.0001 par value, 50,000,000
shares authorized, 4,195,250 and 4,175,250
shares issued and outstanding, respectively ....            420             418

Preferred stock, $.10 par value, 5,000,000
shares authorized, 10,000 shares issued and
outstanding ....................................          1,000           1,000

Additional paid in capital .....................      1,766,745         847,832

Deficit ........................................       (398,159)       (173,778)

     Total Shareholders' Equity ................      1,370,006         675,472

TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY ......................    $ 2,243,201     $ 1,017,349


     See notes to unaudited condensed consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         Nine Months Ended                  Three Months Ended
                                                            December 31                        December 31
                                                     ------------------------            ------------------------
                                                       1996             1995              1996              1995
                                                       ----             ----              ----              ----
SALES, net ...................................     $ 1,946,103      $ 1,935,040      $   624,009    $   1,122,607

COST OF SALES ................................       1,303,692        1,083,863          459,066          580,509

GROSS PROFIT .................................         642,411          851,177          164,943          542,098

OPERATING EXPENSES

Occupancy and equipment ......................         115,515           74,576           40,027           30,763
Legal and professional .......................          41,018           60,393           19,254           36,093
Distribution expense .........................         350,000          157,500          120,000          105,000
Advertising and promotion ....................         152,460          140,254           75,442           57,245
Salaries, wages and benefits .................         177,383           58,484           90,137           19,512
Communications ...............................          23,085           18,162            8,525            6,682
Research and Development .....................               0           71,333                0           53,114
General and Administrative ...................         167,834          102,469           69,405           39,852

     Total Operating Expenses ................       1,027,295          683,171          422,790          348,261

OTHER INCOME (EXPENSE)

Licensing fees and royalties .................         130,304          110,215           12,492           58,480
Licensing commissions ........................         (23,650)               0           (1,546)               0
Interest income ..............................          21,517            1,408           17,401            1,062
Interest expense .............................         (10,713)               0           (4,755)               0

     Total Other Income (Expense) ............         117,458          111,623           23,592           59,542

Net Income (Loss) before
     Income Taxes ............................        (267,426)         279,629         (234,255)         253,379

INCOME TAXES .................................          (2,454)        (101,147)               0         (101,147)

NET INCOME (LOSS) ............................     $  (269,880)     $   178,482      $  (234,255)   $     152,232

NET LOSS PER COMMON SHARE
     (Note 1) ................................     $     (0.06)     $      0.04      $     (0.06)   $        0.04

WEIGHTED AVG. SHARES
     OUTSTANDING .............................       4,190,111        4,013,333        4,193,167        4,040,000


     See notes to unaudited condensed consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                  Nine Months Ended December 31,
                                                  ------------------------------
                                                         1996         1995
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) ................................   $  (269,880)   $   178,482
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
     Depreciation and amortization ...............         5,201            820
     Increase (decrease) in accounts payable .....       (13,905)        98,618
     (Increase) decrease accounts receivable .....       (52,648)      (296,613)
     (Increase) decrease in inventories ..........      (292,236)      (181,391)
     (Increase) decrease in income tax receivable         60,000        (46,500)
     (Increase) decrease in distribution rights ..        11,063        (42,481)
     (Increase) decrease in other assets .........       (30,967)       (23,482)
     Increase in accrued liabilities .............         8,830              0
          Net cash used in operating activities ..      (574,542)      (312,547)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment and furniture ..............        (4,470)       (19,033)
Increase in note receivable - officer ............        (5,000)       (38,000)
     Net cash used in investing activities .......        (9,470)       (57,033)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of common stock .........................             1        480,000
Issuance of preferred stock ......................             0         65,000
Contribution of capital ..........................     1,309,162          3,629
Bank short term credit line ......................       211,644              0
Payments of notes payable ........................             0       (112,000)
Proceeds from notes payable ......................             0        202,574
     Net cash provided by financing activities ...     1,520,807        639,203

NET INCREASE (DECREASE) IN CASH ..................       936,795        269,623

CASH, BEGINNING OF PERIOD ........................        48,523            677

CASH, END OF PERIOD ..............................   $   985,318    $   270,300

     See notes to unaudited condensed consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996

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

    On September  15, 1995,  the  shareholders  of National  Securities  Holding
Corporation ("NSHC" ) approved an exchange of common stock of NSHC for the outstanding common stock of Old Frontier Media, Inc. ( "OFMI" ) and a name change from NSHC to New Frontier Media, Inc. ( "NFMI" ). As a result of this transaction, NFMI owns OFMI as a wholly owned subsidiary. OFMI is presently the only operating subsidiary (through its subsidiaries BIG, DVD, and FUZZY) of NFMI. The stock exchange between NSHC and OFMI has been considered a reverse acquisition. Under reverse acquisition accounting, OFMI was considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of NSHC. The acquisition was accomplished through the exchange of all the outstanding common stock of OFMI for 3,720,000 shares of common stock and 40,000 shares of preferred stock (after giving effect to the conversion of the preferred stock to common stock and then giving effect to a 1-for 2,034.66 reverse stock split of NSHC's common stock) and representing a controlling interest in NSHC.

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

(2)  Results of Operations

     The Company currently consists of a publicly-traded holding company (New Frontier Media, Inc.), and four subsidiaries: Old Frontier Media, the administrative arm of the Company; Boulder Interactive Group, Inc. (CD-ROM Publishing); DaViD Entertainment, Inc. (Digital Virtual Disc/Laserdisc content rights); and Fuzzy Entertainment, Inc. (publisher and distributor of fine art posters and decorative art posters).

     Third Quarter 1996 Compared to Third Quarter 1995

     Net revenues decreased to $641,940 in the third quarter of 1996, from $1,181,864 for the same three-month period the prior year. This reduction in net sales primarily resulted from a significant decline in sales by Boulder Interactive Group, Inc. ("BIG"), the Company's software publishing subsidiary, from $513,135 for the three-month period ended December 31, 1995 to $99,039 for the same period the following year. This decrease in BIG net revenues was the result of lack of titles for commercial release. Management believes it has resolved this problem by virtue of its transaction with Quarto Holdings, Ltd., which gives BIG the rights to commercially exploit Quarto's texts.

         The Company reported a net pre-tax loss of $(202,642) for the three-month period ended December 31, 1996, compared with a net pre-tax profit of $252,703 for the same period the prior year. This loss was the result of a significant reduction in net sales by BIG, as discussed above.

     First Nine Months of 1996 Compared to First Nine Months of 1995

     Revenues

     Net sales increased by $11,063, or 0.5%, to $1,946,103 for the nine months ended December 31, 1996, from $1,935,040 for the same period the prior year, primarily as a result of the continued expansion of DaViD revenues.

     Boulder Interactive Group, Inc. ("BIG")

     BIG reported gross sales of $234,333 for the nine-month period ended December 31, 1996, down $757,534 (76.4%) from the same period the prior year. Management attributes this gross sales decrease in BIG to a lack of CD-ROM titles to release and distribute. In September, 1996, BIG concluded a transaction with Quarto Holdings, Ltd. ("Quarto"), the world's largest co-edition book publisher, whereby BIG acquired the rights to develop and exploit Quarto's titles in digital format. Management believes this agreement with Quarto gives the Company a significant number of titles to develop and release over the next several years.

     Total revenues for BIG, which consist of gross sales and freight income, less rebates, returns and allowances, fell $812,341 (83.8%) for the nine-month period ended December 31, 1996, to $156,877, from $969,218 for the same reporting period the prior year. This decline was due to a decrease in gross sales in BIG, as discussed above, and an increase in reported returns and allowances as a percentage of sales. Management believes the amount of returns and allowances reported for the nine-month period ended December 31, 1995 ($44,423, or 4.5% of gross sales), was artificially low, and did not reflect the industry average of between 20% and 30% for returns and allowances. Management believes the returns and allowances reported for the nine-month period ended December 31, 1996 ($76,111, or 32.5% of gross sales) more closely approximates returns and allowance rates reported within the industry.

     DaViD

     Total revenues of DaViD, which consist of gross sales less returns and allowances, were $1,779,644 for the nine-month period ended December 31, 1996, compared to $965,382 for the same period the prior year. This total revenues increase of $814,262 (84.4%) is was primarily due to DaViD's releasing titles during the entire reporting period; the prior year, DaViD had released titles beginning in August, and had not released titles in every month of the reporting period.

     Fuzzy Entertainment

     Total revenues for Fuzzy Entertainment, doing business as In-Sight Editions, were $9,182 for the nine-month period ended December 31, 1996, up from $440 for the same period the prior year. Management has begun to capitalize In-Sight, and move it into the operational stage.

     Other Income

     The Company derives other income from licensing and royalties, and interest income. For the nine-month period ended December 31, 1996, the Company realized other income of $151,021, consisting of licensing and royalty income of $130,304 and interest income of $20,717. This compares with other income of $111,070, consisting of licensing and royalty income of $110,215 and interest income of $855, for the same period the prior year. The change in interest income derives from the Quarto transaction, and the Company's significantly enhanced cash position as a result of that transaction.

     Cost of Sales

     Total cost of sales, which includes cost of goods, inventory adjustments, freight expense and royalties expense, for the nine-month period ended December 31, 1996 rose slightly to $1,303,692 (67.0% of total revenue), from $1,241,363
(64.2% of total revenue) for the same period the prior year.

     BIG

     BIG reported total cost of sales of $102,476 (65.3% of total revenue) for the nine-month period ended December 31, 1996, compared with $534,243 (55.1% of total revenue) for the same period the prior year. Cost of goods sold for the nine-month period ended December 31, 1996 were $66,026 (42.1% of total revenue), compared with $237,258 (24.5 % of total revenue) for the same period the prior year. The increased cost of sales and cost of goods, as a percentage of total revenue, resulted from the increase in returns and allowances discussed above, which negatively impacted total revenue for BIG for the period.

     DaViD

     DaViD reported total cost of sales of $1,195,474 (67.2% of total revenue) for the nine-month period ended December 31, 1996, compared with $549,230 (56.9% of total revenue) for the same period the prior year. This increase was attributable to an increase in cost of goods, as DaViD acquired content rights to higher-quality films.

     Fuzzy Entertainment

     Fuzzy Entertainment reported total cost of sales of $5,742 (62.5% of total revenue) for the nine-month period ended December 31, 1996, compared with $0 for the same period the prior year. Fuzzy is doing business as In-Sight Editions, and began only recently began acquiring rights to printed images for use in fine art and decorative publishing.

     Gross Profit

     For the nine-month period ended December 31, 1996, the Company reported a gross profit (consisting of total revenue less total cost of sales) of $642,411 (31.4% of total sales and 33.0% of total revenue), compared with a gross profit of $693,677 (35.5% of total sales and 35.8% of total revenues) for the same period the prior year. Gross profit fell slightly as a percentage of total sales and total revenue, primarily due to slightly increased cost of sales and increased returns and allowances in BIG.

     Operating Costs

     Operating costs consist of approximately fifteen expense categories, from accounting to travel and lodging. For the nine-month period ended December 31, 1996, the Company reported total operating costs of $1,050,946, representing 54.0% of total revenues. This compares with total operating costs of $526,676, or 27.2% of total revenues, for the same period the prior year. This increase in total operating costs was the result of the the Company staffing up run all three of its subsidiaries as operating companies. In addition, the increase in operating costs as a percentage of total revenue resulted from BIG maintaining its full staff through what Management believes was a temporary sales decline in BIG.

     The Company's largest operating expense categories are: distribution expense ($350,000 (DaViD only), or 33.3% of total operating expenses); payroll and taxes ($110,675, or 10.5% of total operating expenses); travel and lodging ($68,287, or 6.5% of total operating expenses); and, rent ($56,438, or 5.3% of total operating expenses). Every other operating expense category accounts for less than 5 percent of the Company's total operating costs. In addition, New Frontier Media, Inc. ("NOOF"), the parent holding company that owns DaViD, Fuzzy, and 70 percent of BIG, reported total operating costs of $189,632 for the nine-month period ended December 31, 1996, compared with $62,994 for the same period the prior year. NOOF's largest operating expense categories are payroll and taxes ($24,412, or 12.9% of total NOOF operating expenses), consulting ($23,603, or 12.4% of total NOOF operating expenses), travel and lodging ($19,480, or 10.3% of total NOOF operating expenses), auto expense ($17,978, or 9.5% of total NOOF operating expenses) and legal ($17,707, or 9.3% of total NOOF operating expenses).

     BIG

     BIG reported total operating costs of $409,174 (260.8% of total BIG revenue) for the nine-month period ended December 31, 1996, compared with $457,779 (47.2% of total BIG revenue) for the same period the prior year. As reported in "Revenues", above, BIG experienced a significant decline in total revenue for the nine-month period ended December 31, 1996, primarily due to a lack of commercially marketable titles. Management believes this sales decline has been reversed with the consummation of the Quarto transaction, which gives BIG the rights to commercially exploit Quarto non-digital material.

     The largest operating expense categories for BIG are payroll and taxes ($84,162, or 20.6% of total BIG operating expenses), rent ($45,150, or 11.0% of total BIG operating expenses), equipment lease ($41,236, or 10.0% of total BIG operating expenses), advertising ($34,485, or 8.4% of total BIG operating expenses), and travel and lodging ($32,771, or 8.0% of total BIG operating expenses).

     DaViD

     DaViD reported total operating costs of $413,519 (23.2% of total DaViD revenue) for the nine-month period ended December 31, 1996, compared with $164,185 (17.0% of total DaViD revenue) for the same period the prior year. The largest component of operating expense for DaViD remains distribution expense, which has remained constant as a percentage of total revenue ($350,000, or 19.7% of total DaViD revenues for the nine-month period ended December 31, 1996, compared with $157,500, or 16.3% of total DaViD revenues, for the same period the prior year). Other DaViD operating expenses incurred during the nine-month period ended December 31, 1996 include printing ($20,471, or 5.0% of total DaViD operating expenses), legal ($12,485, or 3.0% of total DaViD operating expenses), and travel and lodging ($11,890, or 2.9% or total DaViD operating expenses). DaViD did not incur any expenses in these latter categories during the nine-month period ended December 31, 1995.

     Fuzzy Entertainment

     Fuzzy Entertainment reported total operating costs of $36,621 for the nine-month period ended December 31, 1996, compared with $46 for the same period the prior year. The largest operating expenses incurred by Fuzzy include consulting expense ($20,991, or 57.3% of total Fuzzy operating expenses), travel and lodging ($4,146, or 11.3% of total Fuzzy operating expenses), and legal ($3,073, or 8.4% of total Fuzzy operating expenses).

     Other Income and Expenses

     The Company reported total other income of $151,821 and total other expenses of $10,713, for net other income of $141,108, for the nine-month period ended December 31, 1996, compared with net other income of $112,628 for the same period the prior year. The net increase was primarily due to an increase in interest income, from $1,406 to $21,517, and an increase in licensing and royalty income, from $110,215 for the period in 1995 to $130,304 for the same period ended December 31, 1996.

     Pre-Tax Earnings (Loss)

     The Company reported a net pre-tax loss of $(267,426) for the nine months ended December 31, 1996, compared with net pre-tax earnings of $279,629 for the same period the prior year.

     NOOF reported a net pre-tax loss of $(190,346) for the nine-month period ended December 31, 1996, compared with a net pre-tax loss of $(61,776) for the same period the prior year. Many of the increased expenses incurred by NOOF during the nine-month period ended December 31, 1996, such as legal, public/investor relations, and travel and lodging, related to NOOF's status as a publicly-held company.

     BIG reported a net pre-tax loss of $(213,351) for the nine-month period ended December 31, 1996, compared with net pre-tax earnings of $88,266 for the same period the prior year. Although BIG actually reduced operating expenses during the reporting period for 1996, it also suffered a significant decline in sales, as explained above. Management believes the Company has addressed the reasons for the sales decline.

     DaViD reported net pre-tax earnings of $171,451 for the nine-month period ended December 31, 1996, compared with pre-tax earnings of $251,967 for the same period the prior year. Although DaViD's sales nearly doubled from the nine-month period the previous year, cost of goods increased, and net earnings fell as the Company allocated expenses to DaViD that had previously been accounted for at the holding company level. Management believes DaViD will continue to increase gross sales and earnings over the next several years.

     Net Income (Loss)

     The Company paid state income taxes of $2,454 and reported a net after-tax loss of $(269,880) for the nine-month period ended December 31, 1996, compared with a net after-tax profit of $178,482 for the same period the prior year. As explained above, the after-tax loss applicable to this reporting period is primarily the result of losses suffered by BIG.

     Financial Condition, Liquidity and Capital Resources

     The Company reported an increase in negative net cash flow from operating activities, from $(312,547) for the nine-month period ended December 31, 1995 to $(574,542) for the same period in 1996. Cash outflows from investing activities were $(9,470) for the nine-month period ended December 31, 1996, compared to $(57,003) for the same period in 1995. Most importantly, net cash provided by financing activities increased significantly for the nine-months ended December 31, 1996 to $1,520,807, from $639,203 for the comparable period the prior year, primarily as a result of the purchase of 30 percent of the Company's Boulder Interactive Group subsidiary by Quarto Holdings, Inc., as reported in the Company's Form 8-K filed with the Securities and Exchange Commission on September 27, 1996, and as a result of a bank short term line of credit to the Company. As a direct result of those transactions, the Company had cash of $985,318 at the close of the nine-month period ended December 31, 1996, compared to $270,300 for the same period in 1995. Management believes the Company has the ability to satisfy its cash expenditure requirements from cash provided by financing activities. In addition, management believes the Company will realize positive net cash flows from operating activities in the near future.

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

          EX-27 Financial Data Schedule for the Period Ended 12/31/96 filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NEW FRONTIER MEDIA, INC.


March 11, 1997                By: /S/   MARK H. KRELOFF
                                        Mark H. Kreloff, President



March 11, 1997                By: /S/   MICHAEL WEINER
                                        Michael Weiner, Secretary and Treasurer



March 11, 1997                By: /S/   SCOTT WUSSOW
                                        Scott Wussow, Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                               Page No.
-------                                                               -------
EX-27           Financial Data Schedule for Period Ended 12/31/96