Form 10KSB40
period 1997-03-31
NEW FRONTIER MEDIA INC /CO/
filed 1997-07-14
CIK 847383

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
     -----------------------------------------------------------------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        For the Year Ended March 31, 1997

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

                  1050 Walnut St., Suite 301, Boulder, CO 80302
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 444-0632
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:   None.

Securities registered pursuant to Section 12(g) of the Exchange Act:    Common
                                                                        Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Registrant's  revenues for its most recent  fiscal year (ended March 31,  1997):
$2,515,802

Aggregate market value of voting stock held by non-affiliates, and method of computation:

$6,666,500,   based  on   approximately   1,333,300   Common   Shares   held  by
non-affiliates and an average bid/ask price of $5.00 per Share (NASDAQ Bulletin Board) during the 90 days prior to date of this report.

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

4,189,000 common shares were outstanding as of March 31, 1997.

Documents incorporated by reference:        None.
                                                                               1

                                   Form 10-KSB
--------------------------------------------------------------------------------


                            NEW FRONTIER MEDIA, INC.
              Form 10-KSB for the Fiscal Year ended March 31, 1997

                                Table of Contents
                                                                  Page of Report
PART I.

Item 1.    Description of Business.                                            3

Item 2.    Description of Property.                                            5

Item 3.    Legal Proceedings.                                                  5

Item 4.    Submission of Matters to a Vote of Security Holders.                6

PART II.

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters.                                                6

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                                6

Item 7.    Financial Statements.                                          F-1 to
                                                                          F-17

Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure.                                           9

PART III.

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.                 10

Item 10.   Executive Compensation.                                            11

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.                                                        11

Item 12.   Certain Relationships and Related Transactions.                    12

Item 13.   Exhibits and Reports on Form 8-K.                                  12

SIGNATURES                                                                    13

PART I.

Item 1.   Description of Business.

     (a) Business Development. New Frontier Media, Inc. was originally incorporated as Strategic Acquisitions, Inc. ("Strategic") on February 23, 1988 in the State of Colorado. Strategic undertook a public offering of its stock in May, 1989, as a "blind pool" company. Strategic acquired National Securities Network, Inc. in September, 1989, and the Company changed its name to National Securities Holding Corporation ("NSHC"). NSHC sold its underlying business in October, 1990, and had no operations until September 15, 1995, when it completed the reverse acquisition of Old Frontier Media, Inc., and changed its name to New Frontier Media, Inc.

     In September, 1996, the Company sold 30 percent of its Boulder Interactive Group, Inc. Subsidiary to Quarto Holdings, Inc., a Delaware corporation, for $1,250,000 in cash and $525,000 of digital material. For accounting purposes, the digital material was valued at $ 0 . The Company has two other wholly-owned subsidiaries: DaViD Entertainment, Inc., and Fuzzy Entertainment, Inc.

     All of the Company's revenues are derived from operations of its wholly- and majority-owned subsidiaries. The Company's corporate headquarters is located at 1050 Walnut Street, Suite 301, Boulder, Colorado 80302. The Company's telephone number is (303) 444-0632.

     (b) Business of the Registrant. New Frontier Media, Inc. (the "Company") is a publicly-traded holding company, doing business through Old Frontier Media, Inc. ("Old Frontier"), its wholly-owned subsidiary. Old Frontier is a diversified entertainment , publishing, and computer software production and distribution company, consisting of two wholly-owned and one majority- owned subsidiaries: (1) Boulder Interactive Group, Inc. ("BIG"); (2) DaViD Entertainment, Inc. ("DaViD"); and, (3) Fuzzy Entertainment, Inc. ("Fuzzy").

          (1) Principal products or services and their markets. BIG is a CD-ROM software publishing company, designing and developing CD-ROM titles and licensing third party-developed titles. BIG has developed and released eight CD-ROM titles to date. Other titles are under development. All of BIG's CD-ROM titles contain video, still photography, audio, original music and text. DaViD is in the business of acquiring content rights to existing rated and unrated motion picture titles for distribution on laserdisc and digital video disc ("DVD") by third-party distributors. DaViD currently owns content rights to approximately 500 rated and unrated motion picture titles. Fuzzy acquires, produces, and distributes fine art images and decorative posters.

          (2) Distribution methods. BIG has entered into an exclusive software distribution agreement (for North America only) with Broderbund Software, Inc. ("Broderbund"), a publicly-traded (NASDAQ, symbol "BROD") distribution company considered to be one of the premier software publishers in the industry. BIG expects to release one in-house developed CD-ROM title per quarter and one third-party developed title per quarter. Through a distribution arrangement with Disc Replication International, an entity related to a principal shareholder of the Company, DaViD's titles are distributed in the 8" and 12" LaserDisc formats, and will be distributed in the 5 1/4" Digital Video Disc format, once implementation of DVD hardware reaches a critical mass in the marketplace. The distribution terms for these titles range from seven years to perpetuity. DaViD releases 5 to 8 titles per month for distribution.

          (3) Status of any publicly announced new products. None.

          (4) Competition, the Company's competitive position in the industry, and methods of competition. The domestic and international markets for the products developed, licensed, and marketed by the Company's wholly-owned subsidiaries are highly competitive. Many of the Company's competitors have longer operating histories, greater name recognition, greater market acceptance of their products, and significantly greater financial, technical, sales, marketing and other resources to devote to the development, promotion, and sale of their products. Many large companies with sophisticated product marketing and technical abilities and financial resources that do not currently compete with the Company may enter the PC software market and quickly become significant competitors, particularly to BIG. To the extent such competitors establish a performance, price or distribution advantage, the Company could be adversely affected.

     The PC consumer software industry is intensely competitive. The market for CD-ROM products has increased dramatically the past two years. CD-ROM software is quickly replacing the floppy disc as the most popular personal computer format for programs, games, and information. The fluid nature of the consumer software industry and rapidly changing demand for products make it difficult to predict the future success of the Company in the business of producing packaged software products for the retail market. Numerous large, well-funded software developing and publishing competitors exist. These competitors have greater capital, marketing resources and brand recognition than the Company. BIG's success is dependent upon the ability of its staff to continue to develop CD-ROM titles and products that are commercially viable. BIG will face significant competition for the foreseeable future.

     The management of DaViD intends to complete the acquisition of content rights to approximately 1,000 rated and unrated motion picture titles, and releasing those titles gradually over time, as the market dictates. DaViD relies on one or more third-party distributors to market its titles. Competition in the distribution of rated and unrated motion pictures has become intense in the past five years. There is no assurance that the distributor(s) of DaViD's titles are the best in the industry. DaViD is subject to the competition that its distributor(s) will face.

     Fuzzy faces significant competition from large, well-funded decorative art producers and distributors. Many of Fuzzy's competitors have significant financial resources and contacts in the industry, including distribution channels, superior to the Company's.

          (5) Sources of raw materials. Raw materials for all of the Company's products are readily available from many sources worldwide.

          (6) Dependence on one or a few major customers. DaViD distributes its titles through various distributors, who then sell the titles to buyers worldwide. BIG sells a portion of its CD-ROM products to and through Broderbund. BIG has reduced its reliance on Broderbund as it has expanded sales of its CD-ROM products; however, loss of this relationship would have an adverse affect on the Company's operations.

          (7) Patents, trademarks, licenses, and royalty agreements. BIG licenses its titles to publishers via republishing agreements and licenses, primarily for distribution and sale of the titles in Europe and Asia. The publisher licensees then translate the titles, and arrange for repackaging, marketing and distribution in their designated areas. Typically, licensees pay an up-front licensing fee, as well as ongoing royalties to the Company, based on sales of the titles.

          (8) Government approval. No government approval is required for the Company's products.

          (9) Effect of government regulations on the business. None.

          (10) Research and development expenses. BIG's business is particularly dependent upon development of new CD-ROM products, which for most companies in BIG's business necessarily entails expenditures for research and development by the Company. Partially in response to this need to continue to develop new products, the Company sold a 30 percent interest in BIG to Quarto Holdings, Inc., a subsidiary of The Quarto Group, Inc. ("Quarto") in September, 1996. Quarto is one of the largest co-edition book publishers in the world. The terms of the agreement between the Company and Quarto allow BIG to commercially exploit Quarto text and other material on digital formats. The Company believes this agreement with Quarto will provide a substantial base of material for CD-ROM title development in the future. To date, BIG has commercially developed and released one Quarto title, and development of two other titles is ongoing.

          (11) Costs of environmental compliance. None.

          (12) Employees. As of March 31, 1997, the Company had nine full time employees.

Item 2.   Description of Property.

     The Company does not own any real property. The Company leases office space via an entity controlled by an officer and shareholder of the Company. Under the terms of the lease agreement, the Company pays $ 5,898 per month for 3,497 square feet of office space. The Company's office is located at 1050 Walnut Street, Suite 301, Boulder, Colorado 80302. The telephone number is (303) 444-0632; the facsimile number is (303) 444-0734.

Item 3.   Legal Proceedings.

     None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this report.

PART II.

Item 5.   Market for Common Equity and Related Stockholder Matters.

     (a) Market information. The Company's Common Stock is traded on the NASDAQ Bulletin Board under the symbol NOOF.

Quarter Ended                                        Low Bid           High Bid
-------------                                        -------           --------

June 30, 1996                                         $ 3.50            $ 4.00
September 30, 1996                                      3.50              4.50
December 31, 1996                                       4.25              5.00
March 31, 1997                                          5.00              6.00

     The foregoing high and low bid information was obtained from various over-the-counter brokers that have effected trades in the Company's securities. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     (b) Holders. As of March 31, 1997 there were approximately 305 shareholders of record of the Company.

     (c) Dividends. As of March 31, 1997, the Company had not declared any dividends on its Common Stock since inception. The Company does not intend to pay any cash dividends on its common stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General.

     New Frontier Media, Inc. is a publicly-traded holding company with two operating wholly- owned and one operating majority-owned subsidiaries: Boulder Interactive Group, Inc. ("BIG") and DaViD Entertainment, Inc. ("DaViD"), and Fuzzy Entertainment, Inc. ("Fuzzy").

     BIG is a CD-ROM  software  publishing  company,  designing  and  developing
CD-ROM titles and licensing third party-developed titles. DaViD is in the business of acquiring content rights to existing rated and unrated motion picture titles for distribution on laserdisc and digital video disc ("DVD") by third-party distributors. DaViD currently owns content rights to approximately 500 unrated adult motion picture titles. Fuzzy acquires, produces, and distributes fine art images and decorative posters.

     The results of operations discussed herein pertain to the fiscal year ended March 31, for the years discussed.

Results of Operations

                             SELECTED FINANCIAL DATA

                                                        Year Ended March 31,
                                                   -----------------------------
                                                       1997             1996
                                                   -----------      ------------
Sales, net ...................................     $ 2,515,802      $ 2,565,671
Cost of Sales ................................     $ 2,217,812      $ 1,843,765
                                                   -----------      -----------
Gross Profit .................................     $   297,990      $   721,906
Total Operating Expenses .....................     $   931,342      $   782,345
Other Income (Expense) .......................     $   182,516      $    65,716
                                                   -----------      -----------
Net Income (Loss) Before Income Taxes
 and Minority Interest .......................     ($  450,836)     $     5,277
Income Taxes .................................            --        ($   12,147)
Minority Interest in Loss of Subsidiary ......     $    64,806             --
                                                   -----------      -----------
Net Profit (Loss) ............................     ($  386,030)     ($    6,870)
                                                   ===========      ===========

1997 versus 1996

     New Frontier Media, Inc. ("NOOF" or the "Company")

     NOOF is a publicly-traded holding company, consisting of three subsidiaries: Boulder Interactive Group, Inc. ("BIG"), 70 percent owned by NOOF; and DaViD Entertainment, Inc. ("DaViD") and Fuzzy Entertainment, Inc. ("Fuzzy"), both wholly-owned subsidiaries of NOOF.

     The Company's total revenue for 1997 was $2,515,802, down $ 49,869 (1.9%) from 1996. Cost of sales increased to $2,217,812 from $1,843,765 the prior year, resulting in a $ 423,916 (58.7%) decrease in gross profit for the fiscal year ended March 31, 1997 from the same period the prior year. Total operating expenses increased $ 148,997 (19.0%), from $ 782,345 for the year ended March 31, 1996 to $ 931,342 for the year ended March 31, 1997, resulting in a net loss operations of $ 450,836 for the fiscal year ended March 31, 1997. Operating expenses for NOOF and BIG remained relatively constant for the year ($277,600 and $510,715, respectively), while operating expenses for DaViD increased to $ 71,216, from $6,801 for the same period the prior year (please see Management's discussion concerning BIG and DaViD, below). NOOF performs many administrative functions for BIG, DaViD, and Fuzzy, and generates little or no revenue separately. As a result, NOOF reported total revenue of $400, total operating expenses of $277,600, and a net loss from operations of $277,200 for the fiscal year ended March 31, 1997, compared with a net loss from operations of $206,858 for the same period the prior year. Management attributes the higher net loss for the year ended March 31, 1997 to increased travel and lodging expenses, office expenses, employee benefits (health plan), and rent expense. NOOF will continue to show net operating losses in the future, as it continues to function as the administrative holding company for its subsidiaries.

     Boulder Interactive Group, Inc. ("BIG")

     In September, 1996, the Company sold a 30 percent of interest in BIG to Quarto Holdings, Inc. ("Quarto") for $1,250,000 in cash and other $525,000 worth of digital material. For accounting purposes, the digital material is valued at $ 0. BIG also acquired the rights to develop and commercially exploit Quarto materials in digital formats as a result of this transaction. Since the date of the Quarto transaction, BIG has allocated significant corporate resources to identifying, developing, and commercially exploiting its first Quarto-based products. BIG reported total revenue of $ 290,994 for the fiscal year ended March 31, 1997, compared with $ 971,370 for the same period the prior year. Management attributes this 70 percent revenue decline to several factors, including diversion of the BIG resources to the Ralston Purina project (as reported by the Company in its Form 8-K dated September 16, 1996), normal delays in developing products under the Quarto agreement (as reported by the Company in its Form 8-K dated September 27, 1996), and BIG's evolving market focus from "edutainment" products to alternative and specialty products. In addition, management attributes lower revenue figures to the underperformance of its distributors, and the transition of BIG's distribution strategy away from software retail outlets and toward direct sales.

     BIG's latest CD-ROM products are targeted at enthusiasts and hobbyists, primarily as a result of the titles that BIG is developing and commercially exploiting under the Quarto agreement. BIG dedicated a major portion of its resources over the past several months to development of its Cigar Companion interactive CD-ROM, which was released to the market on July 1, 1997. Management believes that BIG and the Company will realize revenues from Cigar Companion, based upon the surging popularity of cigars and cigar-related products in the United States. In the first quarter of 1997, consumers in the United States purchased over 500 million cigars, a 96 percent increase over 1996 and a 300 percent increase over 1995.

     In addition to Cigar Companion, BIG has developed and recently released a photography CD-ROM, In Focus, utilizing the material acquired from Quarto. BIG recently signed agreements for distribution of In Focus in Spain and Italy. In Focus is co-branded by Olympus America, which includes a free roll of film from Kodak for every person who registers the In Focus software with BIG.

     BIG's Multimedia Guns CD-ROM title was listed as the 17th-highest selling software title on PC Data's top-selling software list for April, 1997. Multimedia Guns reached number 15 on the PC Data list for June, 1997. Currently, BIG only sells the Multimedia Guns title through Wal-Mart at full retail. Due to the success of Multimedia Guns in this limited distribution channel, CompUSA has agreed to carry the title. Management of BIG anticipates sales of Multimedia Guns by CompUSA to meet or exceed sales of the title at Wal-Mart.

     The Company believes that BIG will successfully develop and commercially exploit several Quarto-based titles in the fiscal year ending March 31, 1998, and that revenues will rebound accordingly. In addition, Management believes that BIG and the Company will begin to realize revenue from the Ralston Purina project in the next two quarters.

     DaViD Entertainment, Inc. ("DaViD")

     DaViD is a wholly-owned subsidiary of the Company. DaVid reported a $ 618,532 (38.8%) increase in revenue for the fiscal year ended March 31, 1997, to $2,211,388 from $1,592,856 for the same period the prior year; however, revenue and other financial results for DaviD for the fiscal year ended March 31, 1996 represent only six months' of operations for that year. DaViD reported total cost of sales of $1,961,933, operating expenses of $ 71,216, and pre-tax earnings of $179,039 for the year ended March 31, 1997, compared with total cost of sales of $1,215,543, operating expenses of $ 6,801, and pre-tax profit of $ 353,895 for the same period the prior year. Management attributes the higher operating expenses for the year ended March 31, 1997 to increased legal costs, printing costs, and distribution expenses being allocated away from cost of sales to operating expense. Management anticipates continued revenue growth from DaViD, as Digital Virtual Disc technology advances in 1997 and 1998.

     Fuzzy Entertainment, Inc. ("Fuzzy")

     The Company capitalized Fuzzy in November and December, 1996. Fuzzy reported total revenue of $13,020, cost of goods of $10,290, operating expenses of $71,812, and a net loss of $69,082 for the fiscal year ended March 31, 1997. Fuzzy has not yet transitioned into the fully-operational stage. Most of Fuzzy's operating expenses were attributable to consulting expense of $40,187. Management anticipates moderate revenue growth for Fuzzy during the fiscal year ending March 31, 1998.

Liquidity and Capital Resources

     The Company's net increase in cash and certificates of deposit for the fiscal year ended March 31, 1997 was $ 810,864 (1,671.1%), up from $ 48,523 to $
859,387. This increase was primarily the result of the Company's sale of 30 percent of BIG to Quarto for $1,250,000 cash, and digital material which for accounting purposes has been valued at $ 0. $840,184 of the Company's cash and cash equivalents are held in BIG's bank accounts, and are restricted from transfer to or use by NOOF or its other subsidiaries by the terms of the Quarto agreements. NOOF has cash and cash equivalents of $1,384 at March 31, 1997. DaViD has cash and cash equivalents of $18,441 at March 31, 1997. Fuzzy has cash and cash equivalents of $ (622) at March 31, 1997. NOOF retains some operating revenue from its share of the net income of DaViD, and by assessing operating costs to its subsidiaries on a pro rata basis.

Business Development and Outlook

     BIG continues to develop new CD-ROM products, and Management believes it has secured a source of future titles by virtue of the Quarto agreements. Although CD-ROM software publishing remains a highly competitive business, Management believes BIG has demonstrated its ability to create demand for its products through conventional (e.g., Wal-Mart and CompUSA) and alternative (e.g., Ralston Purina and Time Warner licensing agreements) retail channels

     Digital Versatile Disc ("DVD") Players are quickly becoming part of the consumer electronic landscape in the United States and abroad. Dataquest estimates that approximately 2.0 million DVD players will be sold in the United States by the end of December, 1997. Management believes that the low replication price of DVD (and the correspondingly low retail price of titles on DVD) will result in a software to hardware purchase ratio of 5:1. Management expects that approximately 5 percent of the total forecasted 10 million units of DVD software sold in 1997, or 500,000 units, will be in the adult entertainment category. DaViD expects to capture 50 percent of the adult DVD software segment in 1997. DaViD continues to acquire content rights to unrated motion pictures, and to release 4 to 8 titles per month, primarily on laserdisc. Management believes DaViD revenues and net income will continue to grow as DVD technology is introduced to the consumer market.

     Fuzzy is in the early development stages, and Management anticipates reaching break-even by March 31, 1998.

Item 7.   Financial Statements.

     The following pages F-1 through F-17 contain the audited financial statements of the Company for the fiscal years ended March 31, 1997 and 1996. These statements were audited by Spicer, Jeffries & Co., Certified Public Accountants, Denver, Colorado.

Item 8.   Changes In and Disagreements With Accountants.

     None.



            (The remainder of this page is intentionally left blank)

PART III.

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

     (a) Directors and executive officers of the Company (as of the date of this Report):

Name                    Age              Position
----                    ---              --------


Mark H. Kreloff          35     Chairman of the Board, President and Chief Executive
                                Officer, New Frontier Media, Inc.; Director, BIG; Vice
                                Director, DaViD;  Director, Fuzzy.

Andrew V. Brandt         28     Director, New Frontier; President and Director, BIG.

Michael Weiner           55     Executive Vice President, Secretary-Treasurer and
                                Director, New Frontier Media, Inc.; Director, BIG;
                                President and Director, DaViD; President and Director, Fuzzy.

Scott D. Wussow          41     Chief Financial Officer, New Frontier Media, Inc.


---------------

     Mark H. Kreloff. Mr. Kreloff has been actively involved in the entertainment and computer software industries since 1990. Prior to joining OFMI and during the last five years, he was the President and Chairman of the Board for LEI Partners, L.P., a LaserDisc publishing, entertainment production and distribution company; and California Software Partners, L.P., a computer software development and publishing company. Previously, Mr. Kreloff held the title Vice President, Mergers and Acquisitions, with the wall street firms Kidder Peabody & Co. and Drexel Burnham Lambert where he was involved in transactions totaling over one billion dollars, including the sale of certain assets relating to KKR's acquisition of R. J. Reynolds/Nabisco, and numerous cable TV transactions. Mr. Kreloff is an honors graduate of Syracuse University with a B.S. degree in Finance/Public Communications and is 35 years old.

     Andrew V. Brandt. Mr. Brandt has extensive experience in 3-D computer graphics, user interface design, and software engineering. Prior to joining OFMI, Mr. Brandt spent two years developing numerous 3-D graphics libraries and graphical user interfaces for a variety of platforms. Mr. Brandt developed a system for medical applications utilizing real-time, three-dimensional ultrasound acquisition and a video see-through head-mounted display. He also helped prototype the first digital video interactive system and led the port of Pixar's RenderMan to a supercomputer. Commercial work experience includes work with General Electric Aerospace, San Diego Supercomputer Center, General
Atomics, and Numerical Design Limited. Educational work experience includes work-study positions with the University of North Carolina, University of California and Rutgers University. Mr. Brandt has published works with ACM Siggraph and North Carolina Conference on Volume Visualization. Mr. Brandt graduated Magna Cum Laude from the University of California, San Diego with a B.S. in Computer Engineering and holds an M.S. in Computer Science from the University of North Carolina at Chapel Hill. Mr. Brandt is 28 years old.

     Michael  Weiner.   Mr.  Weiner  has  been  actively  involved  in  creative
businesses for the past 25 years. His background includes 25 years in real estate development and syndication as well as ownership in various publishing companies. Mr. Weiner is a partner in the investment firm Maxim Financial Corporation, a multi-million dollar trading and investment banking concern based in Boulder, Colorado. He is 55 years old.

     Scott D. Wussow. Mr. Wussow has eighteen years of accounting and finance experience, and is a Certified Public Accountant. He joined New Frontier as Chief Financial Officer on April 1, 1996. For the past five years before joining the Company, Mr. Wussow was Chief Financial Officer for Hart Bornhoft Group, an investment firm. Previous to that, Mr. Wussow was Controller at Neodata Services, a publisher services company, and was Accounting Manager for a division of MCI Communications. Mr. Wussow graduated Magna Cum Laude from the University of Wisconsin at Eau Claire with a B.A. degree in Accounting. He is 41 years old.

     (b) Other significant employees. None.

     (c) Family relationships. None.

     (d) Involvement in certain legal proceedings. None.

Item 10.  Executive Compensation.


     Name and principal    Year    Salary      Bonus    Other annual   Restricted  Options/    LTIP      All other
          position                  ($)         ($)     compensation  stock awards   SARs     payouts  compensation
     ------------------    ----    ------      -----    ------------  ------------  -------   -------  ------------
Mark H. Kreloff, CEO,      1997      0         15,000        0             0          0          0        36,028
COO, Pres., and
Chairman
Michael Weiner, Sr.        1997      0         15,828        0             0                     0           0
V.P., Sec.-Treas. and
Director
Andrew V. Brandt,          1997    75,695      3,125         0             0          0          0         5,053
President, BIG
Scott D. Wussow, CFO       1997    46,333      2,083         0             0          0          0           0


Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners other than management. All persons, including groups, known to the Company to be the beneficial owner of more than five percent (5%) of any class of the Company's voting securities (other than management), as of March 31, 1997:

     Stephen Cherner (individually and through Maxim Profit Sharing), 595,000 shares (14.2%).

     (b) Security ownership of management. The table below sets forth the number of shares of each class of the Company's equity securities, or any of its parents or subsidiaries, beneficially owned by all executive officers and directors of the Company as of March 31, 1997:


     Title of Class              Name and Address of Beneficial              Amount and Nature          Percent of
                                             Owner                          of Beneficial Owner            Class
     --------------              ------------------------------             -------------------          ---------
Common Stock             Andrew Brandt                                            279,500                  6.67%
                         1050 Walnut Street, Suite 301
                         Boulder, CO 80302
Common Stock             Mark H. Kreloff                                         1,014,000                24.21%
                         1050 Walnut Street, Suite 301
                         Boulder, CO 80302
Common Stock             Michael Weiner                                           615,000                 14.68%
                         1050 Walnut Street, Suite 301
                         Boulder, CO 80302

     (c) Changes in control. None.

Item 12.  Certain Relationships and Related Transactions.

     The Company purchased $65,000 of adult laserdisc format titles from a related entity through the issuance of preferred stock (see Notes 3 and 4 to the financial statements filed herewith). In addition, the Company has an agreement with another related entity to sell, package, handle, replicate, and ship these adult laserdisc format titles at the Company's expense for a mangement fee of $40,000 per month. During the year ended March 31, 1997 and 1996, this related entity withheld from sales of $2,236,143 and $1,592,856 replicating costs of $1,646,364 and $ 939,622 and management fees of $470,000 and $262,500, respectively. Included in accounts receivable at March 31, 1997 and 1996 were $141,585 and $222,276, respectively, from the related entity.

     In June, 1995, the Company issued a three year note receivable in the amount of $38,000 to one of its officers. The note requires quarterly interest only payments at a rate of 6.1 percent per annum. The principal is due on June 19, 1998.

     The Company leases certain equipment and office space via entities controlled by a shareholder on a month to month basis. During the years ended March 31, 1997 and 1996 the Company paid $116,549 and $98,212, respectively, to these entities relating to these leases.

Item 13.  Exhibits and Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NEW FRONTIER MEDIA, INC.



July 8, 1997                                   By:   /S/ MARK H. KRELOFF
                                                     --------------------------
                                               Mark H. Kreloff, CEO and Chairman


July 8, 1997                                  By:   /S/ SCOTT D. WUSSOW
                                                    ----------------------------
                                                    Scott D. Wussow, CFO


July 8, 1997                                  By:   /S/ MICHAEL WEINER
                                                    ----------------------------
                                                    Michael Weiner, Sr. V.P.,
                                                    Secretary-Treasurer and
                                                    Director

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1997 AND 1996

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
Independent Auditors' Report                                                 F-2

Balance Sheets                                                         F-3 - F-4

Statements of Operations                                                     F-5

Statements of Shareholders' Equity                                           F-6

Statements of Cash Flows                                                     F-7

Notes to Financial Statements                                         F-8 - F-17

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
New Frontier Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Frontier Media, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Media, Inc. and Subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                        /s/ Spicer, Jeffries & Co.
                                        SPICER, JEFFRIES & CO.

Denver, Colorado
July 3, 1997

                             NEW FRONTIER MEDIA INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1997 AND 1996

                                     ASSETS



                                                                                      1997          1996
                                                                                      ----          ----
CURRENT ASSETS
   Cash (Note 4) .................................................................$  109 387    $   48 523
   Investment in certificates of deposit (Notes 4 and 7) .........................   750 000         --
   Accounts receivable (Notes 1 and 3) ...........................................   212 370       222 276
   Inventories (Note 1) ..........................................................   659 503       354 089
   Prepaid distribution rights (Note 1) ..........................................    82 250        94 500
   Common stock subscribed .......................................................     --           20 000
   Income tax receivable .........................................................     --           72 500
   Other .........................................................................    68 225        48 990
                                                                                   ---------      --------
          Total current assets ................................................... 1 881 735       860 878
                                                                                   ---------      --------

FURNITURE AND EQUIPMENT, at cost (Note 1) ........................................    65 552        39 314
   Less: accumulated depreciation and amortization ...............................   (22 661)      (10 479)
                                                                                   ---------      --------
          Net furniture and equipment ............................................    42 891        28 835
                                                                                   ---------      --------

OTHER ASSETS
   Notes receivable - officer (Note 3) ...........................................    38 000        38 000
   Accounts receivable - retainage (Note 1) ......................................    88 844        77 053
   Other .........................................................................   135 001        12 583
                                                                                   ---------      ---------
          Total other assets .....................................................   261 845       127 636
                                                                                   ---------      --------

                                                                                  $2 186 471    $1 017 349
                                                                                   =========     =========


See accompanying notes to consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 1997 AND 1996

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                                                     1997          1996
                                                                                                     ----          ----

CURRENT LIABILITIES
  Accounts payable ...............................................................................   $125 928      $186 742
  Current portion of long-term debt (Note 2) .....................................................    139 573       139 573
  Current portion of obligations under capital lease (Note 6) ....................................      5 139          --
  Lines of credit (Note 7) .......................................................................    341 274          --
  Other accrued liabilities ......................................................................     45 416        15 562
                                                                                                    ---------      --------
          Total current liabilities ..............................................................    657 330       341 877

LONG-TERM DEBT - Obligations under capital leases (Note 6) .......................................     12 926          --
                                                                                                    ---------      --------
          Total liabilities ......................................................................    670 256       341 877
                                                                                                    ---------      --------
MINORITY INTEREST IN SUBSIDIARY (Notes 1 and 4) ..................................................    305 443          --
                                                                                                    ---------      --------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 6)

SHAREHOLDERS' EQUITY (Notes 1 and 4):
   Common stock, $.0001 par value, 50,000,000
     shares authorized, 4,189,000 and 4,175,250,
     shares issued and outstanding, respectively .................................................        419           418
   Preferred stock, $.10 par value, 5,000,000 shares authorized:
Class A, 10,000 shares issued and outstanding ....................................................      1 000         1 000
       Class B, 5,000 shares issued and outstanding ..............................................        500          --
   Additional paid-in capital ....................................................................  1 768 661       847 832
   Deficit .......................................................................................   (559 808)     (173 778)
                                                                                                    ---------      --------
          Total shareholders' equity .............................................................  1 210 772       675 472
                                                                                                    ---------      --------

                                                                                                   $2 186 471    $1 017 349
                                                                                                    =========     =========


See accompanying notes to consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                Year ended March 31,
                                                                                --------------------
                                                                                 1997         1996
                                                                                 ----         ----

SALES, net .................................................................  $2 515 802    $2 565 671

COST OF SALES ..............................................................   2 217 812     1 843 765
                                                                               ---------     ---------
GROSS PROFIT ...............................................................     297 990       721 906
                                                                               ---------     ---------
OPERATING EXPENSES
   Occupancy and equipment .................................................     190 675       118 960
   Legal and professional ..................................................      67 625        96 101
   Advertising and promotion ...............................................     199 238       225 319
   Salaries wages and benefits .............................................     236 017       184 282
   Communications ..........................................................      32 137        22 609
   General and administrative ..............................................     129 615        60 942
   Research and development ................................................          --         8 851
   Consulting ..............................................................      76 035        65 281
                                                                               ---------     ---------
     Total operating expenses ..............................................     931 342       782 345
                                                                               ---------     ---------
OTHER INCOME (EXPENSE)
    Licensing fees and royalties ...........................................     191 995       157 106
    Licensing commissions ..................................................     (27 193)      (54 665)
    Interest income ........................................................      37 736         4 152
    Interest expense .......................................................     (20 022)      (15 561)
    Abandoned project costs ................................................         --        (25 316)
                                                                               ---------     ---------

     Total other income ....................................................     182 516        65 716
                                                                               ---------     ---------

     Net income (loss) before income taxes and minority interest ...........    (450 836)        5 277

INCOME TAXES (Notes 1 and 5) ...............................................         --        (12 147)
                                                                               ---------     ---------

     Net loss before minority interest .....................................    (450 836)       (6 870)

Minority interest in loss of subsidiary ....................................      64 806         --
                                                                               ---------     ---------

NET LOSS ...................................................................   $(386 030)    $  (6 870)
                                                                               =========     =========

NET LOSS PER COMMON SHARE (Note 1) .........................................   $    (.09)    $   *
                                                                               =========     =========

WEIGHTED AVERAGE  SHARES OUTSTANDING (Note 1) ..............................   4 188 459     4 051 896
                                                                               =========     ==========

* less than 1(cent) per share

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 1997 AND 1996
                                                                           Common Stock
                                                             ----------------------------------------
                                                                No Par Value         $0.01 Par Value
                                                             Shares     Amount      Shares     Amount
                                                             ------     ------      ------     ------
BALANCES, March 31, 1995 .................................    4 000    $ 80 000       --      $  --

 Contribution of capital .................................     --         3 250       --         --

 Reverse acquisition of National
  Securities Holding Corporation
  (Note 1) ...............................................   (4 000)    (83 250)   4 000 000      400

 Issuance of Class A preferred stock .....................      --         --         --         --

 Issuance of common stock ................................      --         --        175 250       18

 Net loss ................................................      --         --         --          --
                                                            --------   --------    ---------   -------

BALANCES, March 31, 1996 .................................      --         --      4 175 250      418

 Issuance of subsidiary's common
  stock, less offering costs
   of $11,085 ............................................      --         --         --          --

 Issuance of Class B preferred
  stock, less offering costs of $6,663 ...................      --         --         --          --

 Issuance of common stock, less
  offering costs of $10,922 ..............................      --         --         20 000        2

 Retirement of common stock ..............................      --         --         (6 250)      (1)

 Net loss ................................................      --         --         --          --
                                                            --------   --------    ---------   ------
BALANCES, March 31, 1997 .................................      --     $   --      4 189 000  $   419
                                                            ========   ========    =========   =======

                                                         Class A Preferred Stock Class B Preferred Stock
                                                         ----------------------- -----------------------    Additional
                                                              $0.10 Par Value        $0.10 Par Value         Paid-In
                                                             Shares     Amount      Shares     Amount        Capital     Deficit
                                                             ------     ------      ------     ------       ----------   -------

BALANCES, March 31, 1995 .................................      --     $   --         --      $   --       $    --      $ (166 908)

 Contribution of capital .................................      --         --         --          --            --            --

 Reverse acquisition of National
  Securities Holding Corporation
  (Note 1) ...............................................      --         --         --          --          82 850          --

 Issuance of Class A preferred stock .....................   10 000       1 000       --          --          64 000          --

 Issuance of common stock ................................      --         --         --          --         700 982          --

 Net loss ................................................      --         --         --          --            --          (6 870)
                                                            --------   --------    ---------   ------       --------      --------
BALANCES, March 31, 1996 .................................   10 000       1 000       --          --         847 832      (173 778)

 Issuance of subsidiary's common
  stock, less offering costs
   of $11,085 ............................................      --         --         --          --         863 915          --

 Issuance of Class B preferred
  stock, less offering costs of $6,663 ...................      --         --       5 000         500         12 837           -

 Issuance of common stock, less
  offering costs of $10,922 ..............................      --         --         --          --          69 076          --

 Retirement of common stock ..............................      --         --         --           --        (24 999)         --

 Net loss ................................................      --         --         --           --            --       (386 030)
                                                            -------    --------    ---------   ------       ---------     --------
BALANCES, March 31, 1997 .................................   10 000    $  1 000     5 000     $   500      $1 768 661   $ (559 808)
                                                            =======    ========    =========   ======       =========     ========


See accompanying notes to consolidated financial statements.
                                                                             F-6


                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Years Ended March 31,
                                                                                           -------------------------
                                                                                               1997            1996
                                                                                               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss..............................................................................  $ (386 030)   $    (6 870)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization ..................................................      12 244          7 807
         Increase (decrease) in accounts payable ........................................     (60 814)       170 491
         Increase in accounts receivable ................................................      (1 885)      (233 997)
         Increase in inventories ........................................................    (305 414)      (326 929)
         (Increase) decrease in prepaid distribution rights .............................      12 250        (94 500)
         Increase in other assets .......................................................    (141 715)       (59 309)
         (Increase) decrease in income tax receivable ...................................      72 500        (72 500)
         Increase in other accrued liabilities ..........................................      29 854         15 562
         Minority interest in loss of subsidiary ........................................     (64 806)          --
                                                                                            ---------       --------
          Net cash used in operating activities .........................................    (833 816)      (600 245)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and furniture ..................................................      (6 928)       (17 732)
   Increase in notes receivable - officer ...............................................        --          (38 000)
   Purchase of certificates of deposit ..................................................    (750 000)          --
                                                                                            ---------       --------
          Net cash used in investing activities .........................................    (756 928)       (55 732)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation .................................................      (1 245)          --
   Proceeds from line of credit .........................................................     341 274           --
   Payments of notes payable ............................................................       --           (45 427)
   Issuance of common stock, net of offering costs ......................................      89 978        681,000
   Retirement of common stock ...........................................................     (25 000)          --
   Issuance of preferred stock, net of offering costs ...................................      13 337         65 000
   Contribution of capital ..............................................................       --             3 250
   Issuance of subsidiary's common stock, net of offering costs .........................     863 915           --
   Increase in minority interest, net of offering costs of $4,751 .......................     370 249           --
                                                                                            ---------       --------
          Net cash provided by financing activities .....................................   1 651 608        703 823

NET INCREASE IN CASH ....................................................................      60 864         47 846

CASH, BEGINNING OF YEAR..................................................................      48 523            677
                                                                                            ---------       --------
CASH, END OF YEAR........................................................................  $  109 387      $  48 523
                                                                                            =========       ========


See accompanying notes to consolidated financial statements.
                                                                             F-7



                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Concluded)
                                                                                              Years Ended March 31,
                                                                                           -------------------------
                                                                                               1997            1996
                                                                                               ----            ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

    Interest paid........................................................................  $    5 487      $    --
                                                                                            =========       ========
    Income taxes paid....................................................................  $    --         $  12 147
                                                                                            =========       ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

    Common stock subscribed..............................................................  $   --          $  20 000
                                                                                            =========       ========
    Purchase of equipment via capital lease obligation...................................  $   19 310      $    --
                                                                                            =========       ========

See accompanying notes to consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1997 AND 1996

NOTE 1       -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Business, and Consolidation

The Company was incorporated on July 26, 1995 as New Frontier Media, Inc. and subsequently changed its name to Old Frontier Media, Inc. ("OFMI"). On July 31, 1995, OFMI acquired 100% of the outstanding common stock of Boulder Interactive Group, Inc. ("BIG") (a developer and publisher of entertainment and educational computer software on CD-ROM), incorporated on June 3, 1994, for 100% of OFMI's outstanding common stock. In addition, on July 31, 1995 OFMI capitalized two subsidiaries, David Entertainment, Inc. ("DVD") (distributor of adult laserdisc and digital video disc format titles) and FUZZY Entertainment, Inc. ("FUZZY") (developer and distributor of fine art posters and decorative art posters).

On September 15, 1995, the shareholders of National Securities Holding Corporation ("NSHC") approved an exchange of common stock of NSHC for the outstanding common stock of Old Frontier Media, Inc. ("OFMI") and a name change from NSHC to New Frontier Media, Inc. ("NFMI"). As a result of this transaction, NFMI owns OFMI as a wholly owned subsidiary. OFMI is presently the only operating subsidiary (through its subsidiaries BIG, DVD, and FUZZY) of NFMI. The stock exchange between NSHC and OFMI has been considered a reverse acquisition. Under reverse acquisition accounting, OFMI was considered the acquiror for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of NSHC. The acquisition was accomplished through the exchange of all the outstanding common stock of OFMI for 3,720,000 shares of common stock and 40,000 shares of preferred stock (after giving effect to the conversion of the preferred stock to common stock and then giving effect to a 1-for 2,034.66 reverse stock split of NSHC's common stock) representing a controlling interest in NSHC. On September 20, 1996, Quarto Holdings, Inc. ("Quarto") purchased 1,714 newly issued common shares of BIG for a 30% minority interest (see Note 4).

The accompanying consolidated financial statements include the historical accounts of BIG for all periods and the accounts of NFMI since September 15, 1995 and OFMI, DVD and FUZZY since inception. As a result of the issuance of the common stock of BIG as mentioned above the accompanying financial statements include 100% of the operations of BIG through September 20, 1996, and the minority interest in net loss of subsidiary represents 30% of the operations of BIG after that date. All intercompany accounts and transactions, have been eliminated in consolidation.

Accounts Receivable

In connection with BIG's sales and distribution of its products, BIG's major distributor withholds 10% of its sales for returns from retailers. Per the agreement dated December 23, 1994 with the distributor, these funds will be retained until the agreement is terminated, but at no time shall the reserve exceed the lesser of $150,000, or 10% of the total net receipts for the previous twelve months. The agreement automatically renews after its three year term on a year to year basis unless terminated by either party upon 180 days written notice. At March 31, 1997 and 1996, retention amounts included in trade accounts receivable were $88,844 and $77,053. In addition, included in accounts receivable at March 31, 1997 is $17,141 from this distributor.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1997 AND 1996
                                   (continued)

NOTE 1       -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost (first in, first out) or market. These costs include acquisition, duplication, production and the physical packaging of the products for distribution on a unit-specific basis and are charged to cost of sales when revenue from the sale of the units is recognized.

Furniture and equipment

Furniture and equipment are stated at cost. The cost of maintenance and repairs is charged to operations as incurred; significant additions and betterments are capitalized. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of three to five years.

Income Taxes

Concurrent with the stock exchange discussed above, BIG terminated its subchapter S election effective July 31, 1995. The Company files a consolidated income tax return with its subsidiaries through September 30, 1996 when a 30% minority interest was sold.

Cash Flows

For purposes of reporting cash flows, cash includes those investments which are short-term in nature (three months or less to original maturity), are readily convertible to cash, and represent insignificant risk of changes in value.

Prepaid Distribution Rights

Prepaid distribution rights include laserdisc and digital disc format title rights purchased under agreements with related (see Note 3) and non-related entities for replication and distribution.

Research and Development Costs

All costs incurred to establish technological feasibility of the Company's products are expensed as incurred. The majority of these costs are contract services.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1997 AND 1996
                                   (continued)

NOTE 1       -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Warrants

The Company follows the intrinsic value based method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees, for its stock-based compensation. Under the Company's stock warrant issuances, the exercise price is in excess of the fair value of the warrants at the grant date and no compensation cost is recognized.

Net Loss Per Share of Common Stock

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding, giving effect to the reverse acquisition and reverse stock split of NFMI discussed above. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dillutive. Preferred dividends of $3,417 and $1,718 have been added back to the net loss to arrive at net loss per common share for the years ended March 31, 1997 and 1996, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2       -     LONG-TERM DEBT

                                                                    1997                  1996
                                                             ---------------       --------------
Notes payable to officers and shareholders
bearing interest at 8.5%, unsecured and
due on demand anytime after December 31, 1996                $       85,000        $       85 000

Notes payable to entities, controlled by
officers and shareholders, bearing interest at 8.5%,
unsecured and due on demand
anytime after December 31, 1996                                      54 573                54 573
                                                             --------------        --------------
                                                                    139 573               139 573
             Less current portion                                  (139 573)             (139 573)
                                                             --------------        --------------

                                                             $       -             $         -
                                                             ==============        ==============

Included in other liabilities at March 31, 1997 and 1996 are $11,012 and $15,562 of accrued interest relating to the above notes, respectively.

NOTE 3       -     RELATED PARTY TRANSACTIONS

The Company purchased $65,000 of adult laserdisc format titles from a related entity through the issuance of preferred stock (see Note 4). In addition, the Company has an agreement with another related entity to sell, package, handle, replicate, and ship these adult laserdisc format titles at the Company's expense

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1997 AND 1996
                                   (continued)

NOTE 3       -     RELATED PARTY TRANSACTIONS (continued)

for a management fee of $35,000 per month through May 31, 1996 and $40,000 per month thereafter. During the year ended March 31, 1997 and 1996 this related entity withheld from sales of $2,236,143 and $1,592,856, replicating costs of $1,646,364 and $939,622 and management fees of $470,000 and $262,500, respectively. Included in accounts receivable at March 31, 1997 and 1996 was $141,585 and $222,276 from the related entity.

In June 1995, the Company issued a three year note receivable to one of its officers in the amount of $38,000. The note requires interest only payments at a rate of 6.1%, payable on a quarterly basis with the principal due on June 19, 1998. Interest earned on this note for the years ended March 31, 1997 and 1996 was $2,318 and $1,346.

The Company leases certain equipment and office space via entities controlled by an officer and shareholder on a month to month basis (see Note 6). During the years ended March 31, 1997 and 1996 the Company paid $116,549 and $98,212 to these entities relating to these leases.

NOTE 4       -     SHAREHOLDERS' EQUITY

Common Stock

The Company issued 195,250 units (one share of common stock and one Class A warrant to purchase one share of common stock at an exercise price of $5.50 expiring December 13, 1997) through a private placement memorandum at a price of $4.00 per unit. In December, 1996, 6,250 units were retired at the original subscription price.

Preferred Stock

On September 20, 1995, the Company issued 10,000 shares of Class A preferred, 5% cumulative stock in exchange for adult laserdisc format content titles from a related entity (see Note 3).

In February, 1997 the Company issued 5,000 shares of Series B, 8% cumulative, convertible preferred stock at $4.00 per share. Each Series B preferred share is convertible into one share of the Company's common stock subject to certain conditions.

As of March 31, 1997, cumulative dividends in arrears on Class A and B preferred stock totalled $5,135.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1997 AND 1996
                                   (continued)


NOTE 4       -     SHAREHOLDERS' EQUITY (continued)

Subsidiary Sale of Stock

On September 20, 1996 Quarto Holdings, Inc., a Delaware Corporation, purchased 30% of newly issued common stock of BIG for $1,250,000 in cash and rights to develop and exploit digital material owned by Quarto. The Company placed a $-0-value on the rights received from Quarto. The Company recorded 70% of the $1,250,000 in proceeds as equity on a consolidated basis and 30% of this amount as a minority interest, (see Note 1).

In connection with the purchase, NFMI entered into a stockholder agreement with Quarto whereby at least 75% of stockholder approval is necessary to approve certain actions taken on behalf of BIG. The agreement enumerates various actions and restrictions as it relates to the operations of BIG, specifically (1) that the funding proceeds can only be used to fund BIG's development and commercialization of CD-ROM titles and (2) 75% shareholder approval is required before encumbering any assets of BIG. Therefore, cash and certificates of deposit of $841,568 at March 31, 1997 was restricted to BIG's operations and can not be used for the operations of NFMI or its affiliates. On November 4, 1996 and February 11, 1997 NFMI opened lines of credit with a banking institution (see Note 7) and secured these lines of credit with BIG's certificates of deposit. Under (2) above NFMI breached the terms of the stockholder agreement by not obtaining 75% stockholder approval before encumbering the assets of BIG. On July 2, 1997, the Company unencumbered the certificates of deposits.

Warrants

In connection with the above transaction, Quarto purchased a warrant from NFMI for $400 cash which allows the right to purchase up to 400,000 common shares of NFMI at an exercise price of $6.00 per share expiring on September 20, 2001.

On October, 12, 1995, the Company issued 20,000 warrants at an exercise price of $4.00, expiring October 12, 1998, to an investment banker in connection with a financial advisor agreement.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1997 AND 1996
                                   (continued)

NOTE 5       -     INCOME TAXES

The Company has an unused net operating loss carry forward of approximately $240,000 for income tax purposes, which principally expires in 2012. This net operating loss carryforward may result in future income tax benefits; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Temporary differences arise from the recording of depreciation. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1997 and 1996 are as follows:

                                                                1997                  1996
                                                          --------------        --------------
Deferred tax liabilities                                  $         -           $         -
                                                          ==============        ==============
Deferred tax assets
  Net operating loss carry forwards                               78 544                 2 421
  Valuation allowance for deferred tax assets                    (78 544)               (2 421)
                                                          --------------        --------------
                                                          $         -           $         -
                                                          ==============        ==============

The income tax provision reflected on the statement of operations of $12,147 in 1996 was due to filing a short period return to coincide the respective entities' tax year end. This provision is not recoverable from the utilization of the above net operating loss.

NOTE 6       -     COMMITMENTS AND AGREEMENTS

The Company has leases for office space and equipment under various operating and capital leases. Included in furniture and equipment at March 31, 1997 is $19,310 of equipment under capital lease and accumulated depreciation relating to this lease of $3,862.

Future minimum lease payments under these leases as of March 31, 1997 are as follows:

                                                                      Principal
Year ended                                                               Due
 March 31,                  Operating                Capital       Capital Lease
----------                  ---------                -------      --------------
  1998                   $       56 000         $      7 606        $      5 139
  1999                             -                   7 606               5 814
  2000                             -                   6 473               6 102
  2001                             -                   1 414               1 010
                          -------------         ------------        ------------

                         $       56 000               23 099        $     18 065
                          =============                             ============
Less amount
  representing interest                                5 034
                                                -------------

Present value of net
  minimum lease payments                        $     18 065
                                                 ===========

Total rent expense for the years ended March 31, 1997 and 1996, was $136,013 and $100,441, respectively.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1997 AND 1996
                                   (continued)

NOTE 6       -     COMMITMENTS AND AGREEMENTS (continued)

On November 11, 1996 the Company entered into a two year financial advisory and consulting agreement requiring annual payments of $50,000 and warrants to purchase 150,000 shares of NFMI's common stock at an exercise price of the market value of the common stock at the date of issuance. As of March 31, 1997 none of the above warrants were issued.

The Company's subsidiary FUZZY has entered into an agreement with an individual to find images, negotiate artist contracts, finalize prints and proofs and the marketing and selling of the prints. The agreement is for a term of seven years and the Company has agreed to advance the venture as a line of credit up to $250,000. Net profits will be split on a 50%/50% basis; however, in the event advances are drawn by this individual, profits will be split on a 60%/40% basis until the advances have been paid in full. Included in other assets as of March 31, 1997 is approximately $70,000 of advances to this individual under the agreement.

NOTE 7        -    LINES OF CREDIT

The Company has lines of credit with a banking institution as follows:

                                                                1997                     1996
                                                       -----------------        -------------

$250,000 line of credit, dated November 4, 1996,
bearing interest at 7.950%, due November 4, 1997
secured by certificate of deposit                      $        247 241         $            -

$100,000 line of credit, dated February 11, 1997,
bearing interest at 8.280%, due November 4, 1997
secured by certificate of deposit                                94 033                      -
                                                       ----------------         --------------

                                                       $        341 274         $            -
                                                       ================         ==============

The two certificates of deposit securing the above lines of credit are held in the name of the Company's subsidiary BIG. The certificates bear interest ranging from 6% to 7% and mature in November and December of 1997 (see Note 4).

NOTE 8        -    STOCK WARRANTS

The Company has no formal stock option plan; however, it has granted warrants to officers and employees allowing them to purchase common stock of the Company in excess of the market value of the stock at date of grant. Warrants granted are for a three-year term.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1997 AND 1996
                                   (continued)


NOTE 8 -  STOCK WARRANTS (continued)

In addition, common stock warrants have been issued in connection with certain offerings of stock,and in connection with a financial advisory agreement (see
Note 4). At March 31, 1997, warrants to purchase common stock at various prices were outstanding which expire as follows:

         Expiration                                                  Exercise
         Date                                Warrants                  Price
         -----------                         --------                --------

         December, 1997                           189 000        $       5.50
         October, 1998                             20 000                4.00
         September, 2001                          400 000                6.00
                                          ---------------
                                                  609 000
                                          ===============

The following table describes certain information related to the Company's compensatory stock warrant activity for the year ending March 31, 1997.

                                        Number       Weighted Average
                                       of Warrants    Exercise Price
                                       -----------   ----------------
  Outstanding, March 31, 1996              -         $      -


  Grants during year-
      Exercise price -- market price     146 666            6.00

  Exercised, forfeited and
          expired during year               -                -
                                       ---------

  Outstanding and exercisable,
   March 31, 1997                        146 666            6.00
                                       =========

The weighted average grant date fair value of the warrants granted in 1997 was as follows:

                          Exercise price -- market price   .5329
                                                           =====

The fair value of each option warrant is estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.50%; dividend yield of -0-%; expected life three years; and volatility of 16.71%.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1997 AND 1996
                                   (concluded)

NOTE 8 -  STOCK WARRANTS (continued)

A summary of the Company's outstanding and exercisable stock warrants as of March 31, 1997 are as follows:
                                                          Weighted Average
                                        Number         Remaining Contractual
   Exercise prices                    of Warrants          Life (months)
   ---------------                    -----------      ---------------------

   $6.00
      Outstanding and exercisable        546 666                 48

   $4.00
      Outstanding and exercisable         20 000                 18

   $5.50
      Outstanding and exercisable        189 000                  9

As previously described, the Company applies APB 25 and related Interpretations in accounting for its stock warrants. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's warrants been determined based on the fair value at the grant dates for awards consistent with the method of SFAS 123, the Company's net loss and loss per share would have increased to the pro-forma amounts indicated below:

                                                  1997
                                            -----------------
    Net loss                                $        (464 189)
                                            =================

    Net loss per share                      $            (.11)
                                            =================


NOTE 10 -  RISKS AND UNCERTAINTIES

As previously discussed in Note 3, the Company distributes, through a related entity, its adult laserdisc format titles. This related entity generates substantially all of its sales from two distributors in California.

The Company sells the majority of its CD-Rom products through a distributor in California. For the periods ended March 31, 1997 and 1996, 6% and 35% of total sales were received from this distributor (see Note 1). The loss of this distributor or the loss of the related entity's distributors mentioned above could have an adverse effect on the Company's operations.

The Company also uses one major vendor to replicate all of its laserdisc products; management believes that other vendors could be substituted on materially the same terms if the loss of this vendor occurred.

The Company has deposits in a bank in excess of the FDIC insured amounts of $100,000. The amounts in excess of the $100,000 ($650,000) is subject to loss should the bank cease business.