Form 10QSB
period 1997-06-30
NEW FRONTIER MEDIA INC /CO/
filed 1997-09-19
CIK 847383

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
          Act of 1934
          For the Quarterly Period Ended:    June 30, 1997
                                       or
[ ]  Transition  Report  Pursuant  to  Section  13 or  15(d)  of the  Securities
          Exchange Act of 1934 For the Transition Period From        to       .
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

          [ ]       YES             [X]        NO

              APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

4,192,511 common shares, including 189,000 Unit Shares, were outstanding as of June 30, 1997.

                                   Form 10-QSB
================================================================================


                            NEW FRONTIER MEDIA, INC.
                 Form 10-QSB for the Quarter ended June 30, 1997

                                Table of Contents
                                                                  Page of Report
                                                                  --------------
PART I.     FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements

                Unaudited condensed consolidated Balance Sheets as of
                June 30, 1997 and March 31, 1997                             3-4

                Unaudited condensed consolidated Statements of Operations
                for the three months ended June 30, 1997 and 1996            5

                Unaudited condensed consolidated Statements of Cash Flows
                for the three months ended June 30, 1997 and 1996            6

                Notes to unaudited condensed consolidated financial statements
                for the three months ended June 30, 1997                     7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        16

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                18

Item 2.     Changes in Securities                                            18

Item 3.     Defaults Upon Senior Securities                                  18

Item 4.     Submission of Matters to a Vote of Security Holders              18

Item 5.     Other Information                                                18

Item 6.     Exhibits and Reports on Form 8-K                                 18


SIGNATURES                                                                   18

PART I.   Item 1.   Unaudited Condensed Consolidated Financial Statements.

                            NEW FRONTIER MEDIA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS
                                     ------

                                                                                 June 30,        March 31,
                                                                                  1997             1997
                                                                                 -------         --------

CURRENT ASSETS
     Cash (Note 4) .......................................................   $    104,386    $    109,387
     Investment in certificates of deposit (Notes 4 and 7) ...............        550,895         750,000
     Accounts receivable (Notes 1 and 3) .................................         84,514         212,370
     Inventories (Note 1) ................................................        753,211         659,503
     Prepaid distrubution rights (Note 1) ................................         69,000          82,250
     Other ...............................................................        108,869          68,225
                                                                             ------------    ------------
          Total Current Assets ...........................................      1,670,875       1,881,735
                                                                             ------------    ------------
FURNITURE AND EQUIPMENT, at cost (Note 1) ................................         81,931          65,552
     Less: accumulated depreciation and amortization .....................        (26,264)        (22,661)
          Net furniture and equipment ....................................         55,667          42,891
                                                                             ------------    ------------
OTHER ASSETS
     Note receivable - officer (Note 3) ..................................         38,000          38,000
     Accounts receivable - retainage (Note 1) ............................         95,235          88,844
     Other ...............................................................        108,209         135,001
                                                                             ------------    ------------
          Total other assets .............................................        241,444         261,845
                                                                             ------------    ------------
TOTAL ASSETS .............................................................   $  1,967,986    $  2,186,471
                                                                             ============    ============






       See notes to unaudited condensed consolidated financial statements.


                            NEW FRONTIER MEDIA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                                 June 30,        March 31,
                                                                                  1997             1997
                                                                                 -------         --------

CURRENT LIABILITIES
     Accounts payable ....................................................   $    114,155    $    125,928
     Current portion of long term debt (Note 2) ..........................        139,573         139,573
     Current portion of obligations under capital lease (Note 6)..........          5,856           5,139
     Lines of credit (Note 7) ............................................        348,616         341,274
     Other accrued liabilities ...........................................         48,159          45,416
                                                                             ------------    ------------
          Total current liabilities ......................................        656,359         657,330
                                                                             ------------    ------------
LONG TERM DEBT -
     Obligations under capital leases (Note 6) ...........................         10,848          12,926
          Total liabilities ..............................................        667,207         670,256
                                                                             ------------    ------------
MINORITY INTEREST IN SUBSIDIARY (Notes 1 and 4) ..........................        283,635         305,433
                                                                             ------------    ------------
COMITMENTS AND CONTINGENCIES (Notes 4 and 6)
SHAREHOLDERS' EQUITY (Notes 1 and 4)
Common stock, $.0001 par value, 50,000,000
shares authorized, 4,192,511 and 4,189,000 shares issued and
outstanding, respectively ................................................            419             419
Preferred stock, $.10 par value, 5,000,000 shares authorized:
     Class A, 10,000 shares issued and outstanding .......................          1,000           1,000
     Class B, 5,000 shares issued and outstanding ........................            500             500
     Additional paid in capital ..........................................      1,779,019       1,768,661
     Deficit .............................................................       (763,793)       (559,808)
          Total shareholders' equity .....................................      1,017,144       1,210,772
                                                                             ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................   $  1,967,986    $  2,186,471
                                                                             ============    ============



       See notes to unaudited condensed consolidated financial statements.



                            NEW FRONTIER MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                                        June 30,
                                                                 ---------------------
                                                                  1997           1996
                                                                  ----           ----


SALES, net ...............................................   $   479,330    $   625,094
COST OF SALES ............................................       451,783        521,525
                                                              ----------     ----------
GROSS PROFIT .............................................        27,547        103,569
                                                              ----------     ----------
OPERATING EXPENSES
     Occupancy and equipment .............................        36,030         40,092
     Legal and professional ..............................        30,264          7,287
     Advertising and promotion ...........................        67,676         23,601
     Salaries, wages and benefits ........................        68,812         44,696
     Communications ......................................         7,785          8,058
     Research and development ............................         7,048           --
     Consulting ..........................................        18,256         13,866
     General and administrative ..........................        41,241         27,686
                                                              ----------     ----------
          Total operating expenses .......................       277,112        165,286
                                                              ----------     ----------
OTHER INCOME (EXPENSE)
     Licensing fees and royalties ........................        27,537         62,571
     Licensing commissions ...............................        (4,955)       (12,312)
     Interest income .....................................        12,068            640
     Interest expense ....................................       (10,878)          (179)
                                                              ----------     ----------
          Total other income .............................        23,772         50,720
                                                              ----------     ----------
          Net income (loss) before income taxes
          and minority interest  (Notes 1 and 5)..........      (225,793)       (13,451)
                                                              ----------     ----------
INCOME TAXES (Notes 1 and 5) .............................          --           (2,454)
                                                              ----------     ----------
Minority interest in loss of subsidiary ..................   $    21,808    $      --
                                                              ----------     ----------
NET LOSS .................................................   $  (203,985)   $   (13,451)
                                                              ==========     ==========
NET LOSS PER COMMON SHARE (Note 1) .......................   $     (0.05)   $    *
                                                              ==========     ==========
WEIGHTED AVG. SHARES OUTSTANDING .........................     4,192,511      4,181,917
                                                              ==========     ==========


       See notes to unaudited condensed consolidated financial statements.


                            NEW FRONTIER MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Three Months Ended
                                                                                        June 30,
                                                                                  -------------------
                                                                                   1997         1996
                                                                                   ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss ..............................................................   ($203,985)   ($ 13,451)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation and amortization ....................................       3,603         --
          Issuance of common stock for services ............................      15,000         --
          Increase (decrease) in accounts payable ..........................     (11,773)     (68,171)
          Increase in accounts receivable ..................................     121,465       51,317
          Increase in inventories ..........................................     (93,708)     (99,962)
          (Increase) decrease in income tax receivable .....................        --           --
          (Increase) decrease in prepaid distribution rights ...............      13,250        9,830
          (Increase) decrease in other assets ..............................      11,148          624
          Increase in other accrued liabilities ............................       2,743         --
          Minority interest in loss of subsidiary ..........................     (21,808)        --
               Net cash used in operating activities .......................    (164,065)    (119,813)
                                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture ...................................     (16,379)      (4,470)
     (Purchase) redemption of certificates of deposit ......................     199,105         --
                                                                               ---------    ---------
               Net cash used in investing activities .......................     182,726       (4,470)
                                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligation ..................................      (1,361)        --
     Proceeds from line of credit ..........................................       7,341         --
     Issuance of common stock, net of offering costs .......................       7,533      100,000
     Retirement of common stock ............................................     (37,175)        --
          Net cash provided by financing activities ........................     (23,662)     100,000
                                                                               ---------    ---------
NET INCREASE (DECREASE) IN CASH ............................................      (5,001)     (24,283)
CASH, BEGINNING OF PERIOD ..................................................     109,387       48,523
                                                                               ---------    ---------
CASH, END OF PERIOD ........................................................   $ 104,386    $  24,240
                                                                               =========    =========




       See notes to unaudited condensed consolidated financial statements

                            NEW FRONTIER MEDIA, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997

NOTE 1       -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Business, and Consolidation
-----------------------------------------

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

The accompanying consolidated financial statements include the historical accounts of BIG for all periods and the accounts of NFMI since September 15, 1995 and OFMI, DVD and FUZZY since inception. As a result of the issuance of the common stock of BIG as mentioned above the accompanying financial statements include 100% of the operations of BIG through September 20, 1996, and the minority interest in net loss of subsidiary represents 30% of the operations of BIG after that date. All intercompany accounts and transactions, have been eliminated in consolidation. The June 30, 1997 and 1996 amounts included herein are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments ) necessary to present fairly, the financial position, results of operations, cash flows and changes in shareholders equity at June 30, 1997 and 1996 have been made.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 1997 AND 1996 AND
              THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                                   (continued)

NOTE 1       -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable
-------------------

In connection with BIG's sales and distribution of its products, BIG's major distributor withholds 10% of its sales for returns from retailers. Per the agreement dated December 23, 1994 with the distributor, these funds will be retained until the agreement is terminated, but at no time shall the reserve exceed the lesser of $150,000, or 10% of the total net receipts for the previous twelve months. The agreement automatically renews after its three year term on a year to year basis unless terminated by either party upon 180 days written notice. At June 30, 1997, March 31, 1997 and 1996, retention amounts were $95,235, $88,844 and $77,053, respectively. In addition, included in accounts receivable at June 30, 1997 and March 31, 1997 is $11,962 and $17,141 from this distributor.

Inventories
-----------

Inventories consist of CD-ROM and laserdisc products which are acquired or internally developed. These costs include acquisition, production, duplication and the physical packaging of the products and are charged to cost of sales as sales are made over the number of units estimated to be sold. It is the Company's policy to evaluate these products for net realizable value on a product-by-product basis.

Furniture and equipment
-----------------------

Furniture and equipment are stated at cost. The cost of maintenance and repairs is charged to operations as incurred; significant additions and betterments are capitalized. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of three to five years.

Income Taxes
------------

Concurrent with the stock exchange discussed above, BIG terminated its subchapter S election effective July 31, 1995. The Company files a consolidated income tax return with its subsidiaries in which the Company has an 80% or greater interest.

Cash Flows
----------

For purposes of reporting cash flows, cash includes those investments which are short-term in nature (three months or less to original maturity), are readily convertible to cash, and represent insignificant risk of changes in value.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 1997 AND 1996 AND
              THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                                   (continued)

NOTE 1       -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Distribution Rights
---------------------------

Prepaid distribution rights include laserdisc and digital disc format title rights purchased under agreements with related (see Note 3) and non-related entities for replication and distribution.

Research and Development Costs
------------------------------

All costs incurred to establish technological feasibility of the Company's CD-ROM products are expensed as incurred. The majority of these costs are contract services.

Estimates
---------

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

Stock Warrants
--------------

The Company follows the intrinsic value based method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees, for its stock-based compensation. Under the Company's stock warrant issuances, the exercise price is in excess of the fair value of the warrants at the grant date and no compensation cost is recognized.

Net Loss Per Share of Common Stock
----------------------------------

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding, giving effect to the reverse acquisition and reverse stock split of NFMI discussed above. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dillutive. Preferred dividends of $1,213, $813, $3,417 and $1,718 have been added back to the net loss to arrive at net loss per common share for the three months ended June 30, 1997 and 1996 and years ended March 31, 1997 and 1996, respectively.

Reclassifications
-----------------

Certain prior year amounts have been reclassified to conform to the current year presentation.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 1997 AND 1996 AND
              THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                                   (continued)

NOTE 2       -     LONG-TERM DEBT

                                                                           June 30,             March 31,
                                                                           -------          -----------------
                                                                             1997           1997         1996
                                                                             ----           ----         ----
Notes payable to officers and shareholders
bearing interest at 8.5%, unsecured and
due on demand anytime after December 31, 1996 ........................   $  85,000      $  85,000   $   85,000

Notes payable to entities, controlled by
officers and shareholders, bearing interest at 8.5%,
unsecured and due on demand
anytime after December 31, 1996 ......................................      54,573         54,573       54,573
                                                                          --------        -------      -------
                                                                           139,573        139,573      139,573
             Less current portion ....................................    (139,573)      (139,573)    (139,573)
                                                                          --------        -------      -------

                                                                         $   --         $    --     $    --
                                                                          ========        =======      =======

Included in other liabilities at June 30, 1997, March 31, 1997 and 1996 are $29,320, $11,012 and $15,562 of accrued interest relating to the above notes, respectively.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 1997 AND 1996 AND
              THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                                   (continued)

NOTE 3       -     RELATED PARTY TRANSACTIONS

The Company purchased $65,000 of adult laserdisc format titles from a related entity through the issuance of preferred stock (see Note 4). In addition, the Company has an agreement with another related entity to sell, package, handle, replicate, and ship these adult laserdisc format titles at the Company's expense for a management fee of $35,000 per month through May 31, 1996 and $40,000 per month thereafter. During the three months ended June 30, 1997 and 1996 and the years ended March 31, 1997 and 1996 this related entity withheld from sales of $378,049, $631,742, $2,236,143 and $1,592,856, replicating costs of $324,887,
$451,035,  $1,646,364  and $939,622 and management  fees of $120,000,  $110,000,
$470,000 and $262,500, respectively. Included in accounts receivable at June 30, 1997, March 31, 1997 and 1996 was $25,173, $141,585 and $222,276 from the related entity, respectively.

In June 1995, the Company issued a three year note receivable to one of its officers in the amount of $38,000. The note requires interest only payments at a rate of 6.1%, payable on a quarterly basis with the principal due on August 31, 1998. Interest earned on this note for the three months ended June 30, 1997 and 1996 and the years ended March 31, 1997 and 1996 was $578, $578, $2,318 and
$1,346, respectively.

The Company leases certain equipment and office space via entities controlled by an officer and shareholder on a month to month basis (see Note 6). During the three months ended June 30, 1997 and 1996 and the years ended March 31, 1997 and 1996 the Company paid $18,339, $21,080, $116,549 and $98,212 to these entities relating to these leases, respectively.

NOTE 4       -     SHAREHOLDERS' EQUITY

Common Stock
------------

The Company issued 195,250 units (one share of common stock and one Class A warrant to purchase one share of common stock at an exercise price of $5.50 expiring December 13, 1997) through a private placement memorandum at a price of $4.00 per unit. In December, 1996, 6,250 units were retired at the original subscription price. For the three months ended June 30, 1997 the Company issued 10,511 shares of common stock in prepayment of services to be rendered and for services rendered. In addition, the Company purchased and retired 7000 shares of common stock during the three months ended June 30, 1997.

Preferred Stock
---------------

On September 20, 1995, the Company issued 10,000 shares of Class A preferred, 5% cumulative stock in exchange for adult laserdisc format content titles from a related entity (see Note 3).

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 1997 AND 1996 AND
              THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                                   (continued)

In February, 1997 the Company issued 5,000 shares of Series B, 8% cumulative, convertible preferred stock at $4.00 per share. Each Series B preferred share is convertible into one share of the Company's common stock subject to certain conditions.

As of June 30, 1997, cumulative dividends in arrears on Class A and B preferred stock totalled $6,348.

Subsidiary Sale of Stock
------------------------

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

In connection with the purchase, NFMI entered into a stockholder agreement with Quarto whereby at least 75% of stockholder approval is necessary to approve certain actions taken on behalf of BIG. The agreement enumerates various actions and restrictions as it relates to the operations of BIG, specifically (1) that the funding proceeds can only be used to fund BIG's development and commercialization of CD-ROM titles and (2) 75% shareholder approval is required before encumbering any assets of BIG. Therefore, cash and certificates of deposit of $687,773 and $841,568 at June 30, 1997 and March 31, 1997 was
restricted to BIG's operations and can not be used for the operations of NFMI or its affiliates. On November 4, 1996 and February 11, 1997 NFMI opened lines of credit with a banking institution (see Note 7) and secured these lines of credit with BIG's certificates of deposit. Under (2) above NFMI breached the terms of the stockholder agreement by not obtaining 75% stockholder approval before encumbering the assets of BIG. On July 2, 1997, the Company unencumbered the certificates of deposits. Actions, if any, that Quarto may take against NFMI regarding the breach of the stockholder agreement cannot be determined at the present time.

Warrants
--------

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 1997 AND 1996 AND
              THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
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

                                                            1997        1996
                                                            ----        ----
Deferred tax liabilities ............................... $   --     $    --
                                                          ========    ========
Deferred tax assets
  Net operating loss carry forwards ....................    78,544       2,421
  Valuation allowance for deferred tax assets ..........   (78,544)     (2,421)
                                                          --------    --------
                                                         $   --     $    --
                                                          ========    ========

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

Future minimum lease payments under these leases as of March 31, 1997 are as follows:
                                                               Principal
Year ended                                                        Due
 March 31,                          Operating     Capital    Capital Lease
----------                          ---------     -------    -------------

  1998 ...........................   $56,000      $ 7,606      $ 5,139
  1999 ...........................      --          7,606        5,814
  2000 ...........................      --          6,473        6,102
  2001 ...........................      --          1,414        1,010
                                     -------      -------      -------
                                     $56,000      $23,099      $18,065
                                     =======                   =======
Less amount
  representing interest ..........                  5,034
                                                  -------
Present value of net
  minimum lease payments .........                $18,065
                                                  =======

Total rent expense for the three months ended June 30, 1997 and 1996 and the years ended March 31, 1997 and 1996, were $18,339, $21,080, $136,013 and
$100,441, respectively.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 1997 AND 1996 AND
              THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
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

The Company's subsidiary FUZZY has entered into an agreement with an individual to find images, negotiate artist contracts, finalize prints and proofs and the marketing and selling of the prints. The agreement is for a term of seven years and the Company has agreed to advance the venture as a line of credit up to $250,000. Net profits will be split on a 50%/50% basis; however, in the event advances are drawn by this individual, profits will be split on a 60%/40% basis until the advances have been paid in full. Included in other assets as of June 30, 1997 and March 31, 1997 is approximately $78,716 and $70,000 of advances to this individual under the agreement.

NOTE 7        -    LINES OF CREDIT

The Company has lines of credit with a banking institution as follows:

                                                            June 30,   March 31,
                                                              1997       1997
                                                            --------   --------
$250,000 line of credit, dated November 4, 1996,
bearing interest at 7.950%, due November 4, 1997
secured by certificate of deposit .......................  $ 248,934  $ 247,241

$100,000 line of credit, dated February 11, 1997,
bearing interest at 8.280%, due November 4, 1997
secured by certificate of deposit .......................     99,682     94,033
                                                            --------    -------
                                                             348,616  $ 341,274
                                                            ========    =======

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 1997 AND 1996 AND
              THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                                   (continued)


NOTE 8 -  STOCK WARRANTS (continued)

In addition, common stock warrants have been issued in connection with certain offerings of stock,and in connection with a financial advisory agreement (see
Note 4). At March 31, 1997, warrants to purchase common stock at various prices were outstanding which expire as follows:

       Expiration                                                     Exercise
       Date                                              Warrants       Price
       ----------                                        --------     --------

       December, 1997 .................................   189,000   $   5.50
       October, 1998 ..................................    20,000       4.00
       September, 2001 ................................   400,000       6.00
                                                          -------
                                                          609,000
                                                          =======

The following table describes certain information related to the Company's compensatory stock warrant activity for the year ending March 31, 1997.

                                             Number     Weighted Average
                                          of Warrants    Exercise Price
                                          -----------   ----------------

    Outstanding, March 31, 1996 ...........      --        $   --


    Grants during year-
        Exercise price > market price .....   146,666         6.00

    Exercised, forfeited and
            expired during year ...........      --            --
                                              -------

    Outstanding and exercisable,
     March 31, 1997 .......................   146,666         6.00
                                              =======

The weighted average grant date fair value of the warrants granted in 1997 was as follows:

                        Exercise price > market price      .5329
                                                           =====

The fair value of each option warrant is estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.50%; dividend yield of -0-%; expected life three years; and volatility of 16.71%.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 1997 AND 1996 AND
              THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (UNAUDITED)
                                   (concluded)


NOTE 8 -  STOCK WARRANTS (continued)

A summary of the Company's outstanding and exercisable stock warrants as of March 31, 1997 are as follows:

                                                Weighted Average
                                                     Number
Remaining Contractual        Exercise prices      of Warrants      Life (months)
---------------------        ---------------    ----------------   -------------
Outstanding and exercisable      $6.00             546,666              48

Outstanding and exercisable      $4.00              20,000              18

Outstanding and exercisable      $5.50             189,000               9

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

                                            March 31,
                                              1997
                                            ---------

        Net loss ...................   $    (464,189)
                                           =========

        Net loss per share .........   $        (.11)
                                           =========

NOTE 9 -  RISKS AND UNCERTAINTIES

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

The Company has deposits in a bank in excess of the FDIC insured amounts of $100,000. The amounts in excess of the $100,000 is subject to loss should the bank cease business.

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

     On September 15, 1995, NSHC consummated the acquisition of New Frontier Media, Inc. in a stock-for-stock exchange. NSHC first effected a 2034.66:1 reverse split of all 569,706,000 NSHC Common Shares issued and outstanding, resulting in 280,000 NSHC Common Shares issued and outstanding prior to the New Frontier acquisition. NSHC shareholders also approved a change of the Company's name to New Frontier Media, Inc. Currently, the Company has 4,207,511 Common Shares and -0- Preferred Shares issued and outstanding. The Company is authorized to issue and total of 50,000,000 Common Shares, par value $.0001 per share, and 5,000,000 Preferred Shares, par value $.10 per share.

     All of the Company's current revenues are derived through its subsidiaries:
Boulder Interactive Group, Inc. d/b/a Inroads Interactive ("Inroads"); DaViD Entertainment, Inc. ("DaViD"); and Fuzzy Entertainment, Inc. d/b/a In-Sight Editions ("In-Sight"). The Company's offices are located at 1050 Walnut Street, Suite 301, Boulder, Colorado 80302. The telephone number is (303) 444-0632.

(2)  Results of Operations

     First Quarter 1997 Compared to First Quarter 1996
     -------------------------------------------------

     New Frontier Media, Inc. ("NOOF" or the "Company")
     -------------------------------------------------

     The Company functions as a holding company for its subsidiaries, and as such generates no independent income. The Company incurs administrative expenses relating to operation of its subsidiaries, particularly concerning market making, public relations, and investment banking activities. The Company incurs expenses related to operation of the Company and its subsidiaries as a public entity, such as legal, accounting, and public relations costs.

     For the three-month period ended June 30, 1997, the Company reported no income and total operating expenses of $121,904, compared with total operating expenses of $62,355 for the same period the prior year. This increase of $59,549 for the period was directly attributable to increases in legal fees (from $2,494 for the period in 1996 to $27,401 for the same period in 1997), public/investor relations ($0 in 1996 compared to $33,055 in 1997), and travel and lodging expenses ($2,587 in 1996 compared to $17,361 in 1997). These expenses increased primarily due to the Fifth Dimension transaction, and the undertaking of this public offering of stock by the Company.

     Boulder Interactive Group, Inc. d/b/a Inroads Interactive ("Inroads")
     --------------------------------------------------------------------

     Inroads reported sales of $99,250 for the three-month period ended June 30, 1997, up from $53,764 for the same period the prior year. Management attributes this sales growth to the introduction of new titles to the market, as a result of the strategic alliance with Quarto. Inroads' total operating expenses for the period increased to $145,777, up from $108,434 for the same period the prior year, as Inroads hired more personnel and incurred development expenses relating to commercial exploitation of the Quarto titles. Inroads' net loss for the period, $50,855, was slightly larger than the net loss of $42,372 for the same period the prior year. Management believes Inroads has stabilized its operating expenses, and will report sales increases in the coming quarters as the Quarto titles reach the retail market and as new Quarto-related titles are developed and introduced.

     DaViD Entertainment, Inc. ("DaViD")
     ----------------------------------

     DaViD reported sales of $390,794 for the three-month period ended June 30, 1997, compared with $634,879 for the same period the prior year. Management attributes this decrease to DaViD's move from exclusively LaserDisc content and distribution to primary emphasis on the DVD market. Total operating expenses remained constant ($123,835 for the three-month period in 1997 compared to $116,817 for the same period the prior year). DaViD reported a net loss of $14.050 for the period, compared to a net profit of $93,650 for the same period the prior year. Management of DaViD believes the lower costs of DVD replication, combined with increasing sales as DVD hardware is introduced into the retail market, will translate into a return to profitablility by DaViD in the coming quarters.

     Fuzzy Entertainment, Inc. d/b/a In-Sight Editions ("In-Sight")
     -------------------------------------------------------------

     In-Sight reported total revenue of $1,987 for the quarter ended June 30, 1997, along with operating expenses of $10,661 and a net loss of $9,828. The Company is not currently allocating significant resources to In-Sight, and is exploring the possiblity of selling In-Sight in order to focus on the satellite network, digital versatile disc, and CD-ROM publishing components of its business.

     Financial Condition, Liquidity and Capital Resources

     The Company reported an increase in negative net cash flow from operating activities, from ($119,813) for the three-month period ended June 30, 1996 to ($164,065) for the same period in 1997. Cash flow from investing activities was $182,726 for the three-month period ended June 30, 1997, compared to ($4,470) for the same period in 1996. Net cash provided by financing activities decreased for the period ended June 30, 1997 to $($23,662), from $100,000 for the comparable period the prior year, primarily as a result of the redemption of common stock by the Company. Management believes the Company has the ability to satisfy its cash expenditure requirements from cash provided by investing activities. In addition, management believes the Company will realize positive net cash flows from operating activities in the near future. On June 26, 1997, the Company signed a letter of intent with Centex Securities, Inc., La Jolla, California ("Centex"), where by Centex agreed to serve as the managing underwriter of a proposed firm commitment underwriting of a public offering of the Company's common stock. On September 11, 1997, the Company filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission in connection with the Centex undertaking. If the Company and Centex successfully complete the public offering of stock as set forth in the registration statement, management believes the Company will have sufficient liquidity and financial resources for at least the next 12 months.

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

     The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 24, 1997, disclosing the execution of a letter of intent to acquire certain assets of Fifth Dimension (Barbados) Inc., 1043133 Ontario Inc., Merlin Sierra, Inc. and Fifth Dimension Communitcations (1996) Corporation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NEW FRONTIER MEDIA, INC.



September 16, 1997                  By: /S/ MARK H. KRELOFF
                                        ----------------------------------------
                                        Mark H. Kreloff, President

September 16, 1997                  By: /S/ MICHAEL WEINER
                                        ----------------------------------------
                                        Michael Weiner, Secretary and Treasurer

September 16, 1997                  By: /S/ SCOTT WUSSOW
                                        ----------------------------------------
                                        Scott Wussow, Chief Financial Officer