Form 10QSB
period 1997-09-30
NEW FRONTIER MEDIA INC /CO/
filed 1997-12-02
CIK 847383

                         SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[X]   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
          Act of 1934
          For the Quarterly Period Ended:    September 30, 1997

                                       or

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 For the Transition Period From       to      .
                                                              -----    -----

Commission File Number:      33-27494-FW

                            New Frontier Media, Inc.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                Colorado                            84-1084061
       ------------------------            -----------------------------
       (State of Incorporation)            (I.R.S. Employer I.D. Number)

                  1050 Walnut, Suite 301, Boulder, Colorado 80302
               -----------------------------------------------------
               (Address of principal executive offices and Zip Code)

                                  (303) 444-0632
                ----------------------------------------------------
                (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  [ ]      Yes              [X]         No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

4,195,368 common shares, including 189,000 Unit Shares, were outstanding as of September 30, 1997.

                             NEW FRONTIER MEDIA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                    ASSETS

                                                      September 30,    March 31,
                                                          1997           1997
                                                      -------------   ----------
CURRENT ASSETS
 Cash                                                  $  296,015     $  109,387
 Investment in certificates of deposit                    237,441        750,000
 Accounts receivable                                      213,271        212,370
 Inventories                                              739,258        659,503
 Prepaid distribution rights                               66,750         82,250
 Other                                                    124,890         68,225
                                                       ----------     ----------

  TOTAL CURRENT ASSETS                                  1,677,625      1,881,735
                                                       ----------     ----------


FURNITURE & EQUIPMENT, AT COST                             86,740         65,552
 Less: Accumulated depreciation                           (30,882)       (22,661)
                                                       ----------     ----------

  NET FURNITURE & EQUIPMENT                                55,858         42,891
                                                       ----------     ----------

OTHER ASSETS
 Note receivable - officer                                 38,000         38,000
 Accounts receivable - retainage                           96,635         88,844
 Deferred acquisition costs                                50,782              0
 Deferred stock offering costs                            277,151              0
 Other                                                    107,466        135,001
                                                       ----------     ----------

  TOTAL OTHER ASSETS                                      570,034        261,845
                                                       ----------     ----------

TOTAL ASSETS                                         $  2,303,517   $  2,186,471
                                                       ----------     ----------
                                                       ----------     ----------

      See notes to unaudited condensed consolidated financial statements.

                             NEW FRONTIER MEDIA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                      September 30,    March 31,
                                                          1997           1997
                                                      -------------   ----------
CURRENT LIABILITIES
 Accounts payable                                      $  256,533     $  125,928
 Accounts payable - related parties                        79,733              0
 Leases payable                                             6,091          5,139
 Bank credit Line                                         170,000        341,274
 Notes payable                                            550,000              0
 Current portion of long term debt                        139,573        139,573
 Other accrued liabilities                                 39,766         45,416
                                                       ----------     ----------

  TOTAL CURRENT  LIABILITIES                            1,241,696        657,330
                                                       ----------     ----------


LONG TERM DEBT - Leases Payable                             9,349         12,926
                                                       ----------     ----------

  TOTAL LIABILITIES                                     1,251,045        670,256
                                                       ----------     ----------

MINORITY INTEREST                                         262,664        305,443
                                                       ----------     ----------

SHAREHOLDERS' EQUITY (NOTES 1 & 2)
 Common stock, $.0001 par value, 50,000,000 shares
  authorized, 4,195,368 and 4,189,000, shares issued
  and outstanding, respectively                               420            419
 Preferred stock, $.10 par value, 5,000,000 shares
  authorized:
  Class A, zero and 10,000 shares issued
   and outstanding, respectively                                0          1,000
 Class B, zero and 5,000 shares issued and outstanding
  and outstanding, respectively                                 0            500
 Additional paid in capital                             1,780,519      1,768,661
 Deficit                                                 (991,131)      (559,808)
                                                       ----------     ----------

  TOTAL  SHAREHOLDERS'  EQUITY                            789,808      1,210,772
                                                       ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $2,303,517     $2,186,471
                                                       ----------     ----------
                                                       ----------     ----------


      See notes to unaudited condensed consolidated financial statements.

                              NEW FRONTIER MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Six Months Ended             Three Months Ended
                                                             September 30,                 September 30,
                                                       -------------------------     -------------------------
                                                          1997          1996            1997           1996
                                                       ----------   ------------     ----------     ----------
SALES, NET                                             $  727,775   $  1,322,094     $  248,445     $  697,000

COST OF SALES                                             507,053        844,626        175,270        433,101
                                                       ----------   ------------     ----------     ----------

GROSS PROFIT                                              220,722        477,468         73,175        263,899
                                                       ----------   ------------     ----------     ----------

OPERATING EXPENSES
 Occupancy and equipment                                   88,728         75,488         52,698         35,396
 Legal and professional                                    39,907         21,764          9,643         14,477
 Distribution expense                                     120,000        230,000              0        120,000
 Advertising and promotion                                145,981         77,018         78,305         53,417
 Salaries, wages and benefits                             222,597         87,246        153,785         42,550
 Communications                                            21,350         14,560         13,565          6,502
 Research and Development                                   7,048              0              0              0
 Consulting                                                31,009         25,591         12,753         13,866
 General and administrative                                93,948         72,838         52,707         43,011
                                                       ----------   ------------     ----------     ----------

  TOTAL  OPERATING EXPENSES                               770,568        604,505        373,456        329,219
                                                       ----------   ------------     ----------     ----------

OTHER INCOME (EXPENSE)
 Licensing Fees and royalties                              95,283        117,812         67,746         55,241
 Licensing commissions                                    (15,398)       (22,104)       (10,443)        (9,783)
 Interest income                                           21,265          4,116          9,197          3,467
 Interest expense                                         (25,403)         (5,958       (14,525)        (5,779)
                                                       ----------   ------------     ----------     ----------

  TOTAL OTHER INCOME                                       75,747         93,866         51,975         43,146
                                                       ----------   ------------     ----------     ----------

  NET LOSS BEFORE INCOME TAXES AND MINORITY INTEREST     (474,099)       (33,171)      (248,306)       (22,174)
                                                       ----------   ------------     ----------     ----------

INCOME TAXES                                                    0        (2,454)              0              0
                                                       ----------   ------------     ----------     ----------

  NET LOSS BEFORE MINORITY INTEREST                      (474,099)       (35,625)      (248,306)       (22,174)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                    42,779              0         20,971              0
                                                       ----------   ------------     ----------     ----------

NET LOSS                                               $ (431,320)  $    (35,625)   $  (227,335)    $  (22,174)
                                                       ----------   ------------     ----------     ----------
                                                       ----------   ------------     ----------     ----------

NET LOSS PER COMMON SHARE (NOTE 1)                     $    (0.10)  $      (0.01)      $  (0.05)      $  (0.01)
                                                       ----------   ------------     ----------     ----------
                                                       ----------   ------------     ----------     ----------

WEIGHTED AVERAGE SHARES OUTSTANDING                     4,195,321      4,188,583      4,193,463      4,195,250
                                                       ----------   ------------     ----------     ----------
                                                       ----------   ------------     ----------     ----------

 * less than 1 cent per share

      See notes to unaudited condensed consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                          Six Months Ended
                                                            September 30,
                                                     ----------------------------
                                                         1997            1996
                                                     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                    $  (431,320)   $   (35,625)
 Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Depreciation and amortization                             8,221              0
  Issuance of common stock for services                    15,000              0
  Increase (decrease) in accounts payable                 210,338        (11,476)
   (Increase) decrease accounts receivable                 (8,692)         4,004
   (Increase) decrease in inventories                     (79,755)      (232,377)
   (Increase) decrease in income tax receivable                 0         60,000
   (Increase) decrease in distribution rights              15,500         (8,127)
   (Increase) decrease in other assets                     (4,130)           964
  Decrease in minority interest                           (42,779)             0
  Increase (decrease) in other accrued liabilities         (5,650)         9,523
                                                     ------------    -----------

  NET CASH USED IN OPERATING ACTIVITIES                  (323,267)      (213,114)
                                                     ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of equipment and furniture                      (21,188)        (4,470)
 Increase in deferred acquisition costs                   (50,782)             0
 Redemption of certificates of deposit                    512,559              0
                                                     ------------    -----------

  NET CASH USED IN INVESTING ACTIVITIES                   440,589         (4,470)
                                                     ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Retirement of common stock                               (37,177)             0
 Issuance of common stock                                   7,534        100,002
 Increase in deferred stock offering costs               (277,151)             0
 Contribution of capital                                        0      1,234,162
 Increase in notes payable                                550,000              0
 Proceeds from line of credit                            (171,275)             0
 Payments on capital lease obligation                      (2,625)             0
                                                     ------------    -----------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                69,306      1,334,164
                                                     ------------    -----------

NET INCREASE (DECREASE) IN CASH                           186,628      1,116,580

CASH, BEGINNING OF PERIOD                                 109,387         48,523
                                                     ------------    -----------

CASH, END OF PERIOD                                  $    296,015    $ 1,165,103
                                                     ------------    -----------
                                                     ------------    -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

 Retirement of Preferred A Stock                           (1,000)             0
 Conversion of Preferred B Stock                             (500)             0


      See notes to unaudited condensed consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, BUSINESS, AND CONSOLIDATION

     The accompanying unaudited condensed consolidated financial statements include the accounts of NFMI and its wholly owned subsidiaries David Entertainment, Inc. ("DAVID") and Fuzzy Entertainment, Inc. ("FUZZY"), and its 70% owned subsidiary, Boulder Interactive Group, Inc. ("BIG"). All adjustments consisting of normal accruals and elimination of intercompany accounts and transactions, which in the opinion of management, are necessary for a fair presentation, have been reflected in the accompanying financial statements.


NET LOSS PER SHARE OF COMMON STOCK

     Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

PART 1 ITEM 2  MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

1) OVERVIEW

     All of the Company's current revenues are derived through its wholly owned subsidiaries David Entertainment, Inc., Fuzzy Entertainment, Inc. and its 70% owned subsidiary Boulder Interactive Group, Inc. The Company's offices are located at 1050 Walnut Street, Suite 301, Boulder, CO 80302. The telephone number is (303) 444-0632.

2) RESULTS OF OPERATIONS

     SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

     NEW FRONTIER MEDIA, INC. ("NOOF" OR THE "COMPANY")

     The company functions as a holding company for its subsidiaries, and such generates no independent income. The Company incurs administrative expenses such as accounting, auditing, public relations, investor relations and legal.

     For the three month period ended September 30, 1997, the Company reported no income and total operating expenses of $135,530, compared with total operating expenses of $49,865 for the same period the prior year. The increase of $85,665 for the period was due to increases in travel expense ($36,899 in 1997 versus $8,988 in 1996), and payroll costs ($49,220 in 1997 versus $8,471 in 1996). These cost increases are primarily due to the planned public offering and acquisition of Fifth Dimension.

     BOULDER INTERACTIVE GROUP, INC. DBA INROADS INTERACTIVE ("INROADS")

     Inroads reported quarterly sales of $43,624 for the period, down from $90,800 the prior period last year. This decline in sales is due to no new titles released during the quarter. Operating expenses were $161,274, up from 133,973, as Inroads has hired more personnel and spent more on advertising and on development of new product. Net loss of $69,904 increased from the $19,319 loss in the prior period last year. Management believes its investment in product development and advertising will produce increased sales in the coming quarters.

     DAVID ENTERTAINMENT, INC. ("DAVID")

     DaViD had sales of $203,420 for the period, down from $605,800 in the prior year period. Sales were limited by the advent of the DVD format and resulting consumer slow down in laser disc purchases. Operating expenses were $96,859 versus $148,439 last year due primarily to elimination of the distribution agreement with ELM Releasing, LP. and lower corresponding expenses associated with direct management of the distribution function. Net loss was $42,848 compared to a gain of $52,554 for the prior year period. Management believes that profitability will return in the following quarters as the DVD format gains acceptance.

     FUZZY ENTERTAINMENT, INC. DBA IN-SIGHT EDITIONS ("IN-SIGHT")

     In-Sight reported total revenue of $1,402 for the period, along with operating expenses of $947 and a net loss of $24. The Company is focused on its public offering and pending acquisition and is not devoting significant resources to In-Sight.


     FIRST SIX MONTHS OF 1997 COMPARED TO FIRST SIX MONTHS OF 1996

     NEW FRONTIER MEDIA, INC. ("NOOF" OR THE "COMPANY")

     For the six month period ended September 30, 1997, the Company reported no income and total operating expenses of $264,752, compared with total operating expenses of $112,140 for the same period the prior year. The increase of $152,612 for the period was due to increases in travel expense ($54,260 in 1997 versus $11,575 in 1996), payroll costs ($57,884 in 1997 versus $16,893 in 1996), legal ($33,230 in 1997 versus $8,490 in 1996), and investor relations ($33,055 in 1997 verus $0 in 1996). These cost increases are primarily due to the planned public offering and acquisition of Fifth Dimension.

     BOULDER INTERACTIVE GROUP, INC. DBA INROADS INTERACTIVE ("INROADS")

     Inroads reported sales of $142,937 for the period, down from $84,152 the prior period last year. This decline in sales is due to no new titles released during the period. Operating expenses were $307,051, up from $242,407, as Inroads has hired more personnel and spent more on advertising and on development of new product. Net loss of $142,597 increased from the $61,691 loss in the prior period last year. Management believes its investment in product development and advertising will produce increased sales in the coming quarters.

     DAVID ENTERTAINMENT, INC. ("DAVID")

     DaViD had sales of $581,469 for the period, down from $1,237,542 in the prior year period. Sales were limited by the advent of the DVD format and resulting consumer slow down in laser disc purchases. Operating expenses were $220,694 versus $265,256 last year due primarily to elimination of the distribution agreement with ELM Releasing, LP. and lower corresponding expenses associated with direct management of the distribution function. Net loss was $56,898 compared to a gain of $146,204 for the prior year period. Management believes that profitability will return in the following quarters as the DVD format gains acceptance.

     FUZZY ENTERTAINMENT, INC. DBA IN-SIGHT EDITIONS ("IN-SIGHT")

     In-Sight reported total revenue of $3,369 for the period, along with operating expenses of $11,498 and a net loss of $9,852. The Company is focused on its public offering and pending acquisition and is not devoting significant resources to In-Sight.

     FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     FIRST SIX MONTHS OF 1997 COMPARED TO FIRST SIX MONTHS OF 1996

     The Company reported an increase in negative cash flow from operating activities from ($323,267) for the current period from ($213,114) during the same period last year. Cash flow from investing activities increased to $440,589 from ($4,470) due primarily to the redemption of certificates of deposit. Net cash flow from financing activities declined to $69,306 from $1,334,164 due to the one time selling of a 30% interest in BIG last year. Management believes that cash flow from operating activities will turn positive in the near future.


PART II   OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

SANDS BROTHERS

     On November 11, 1996, the Company entered into a financial consulting agreement (the "Sands Agreement"), with Sands Brothers & Co., Ltd. ("Sands Brothers"), a broker-dealer headquartered in New York City under which Sands Brothers agreed to provide financial advisory services to the Company. The Sands Agreement also contained a provision granting Sands Brothers the exclusive right to underwrite or place any private or public financing undertaken by the Company during the two-year term of the Sands Agreement.

     On May 20, 1997, the Company terminated the Sands Agreement based, among other things, on the Company's allegation of non-performance on the part of Sands Brothers. On September 26, 1997, counsel for Sands Brothers sent a letter to Mark Kreloff, the Company's president, alleging that the Sands Agreement was still in force, alleging breach of the Sands Agreement by the Company and demanding that the Company comply with its terms.

     On October 3, 1997, the Company filed a Complaint in District Court in Boulder, Colorado (Case No. 97 CV 1428) against Sands Brothers, alleging breach of the terms of the Sands Agreement by Sands Brothers. The Company also alleged fraud in the inducement, and is seeking return of its initial payment of $25,000 to Sands Brothers and recission of the Sands Agreement. As of the date of this prospectus, Sands Brothers has not filed an Answer to the Company's Complaint. The Company intends to vigorously defend any allegations made by Sands Brothers in such Answer.

QUARTO

     On October 7, 1997, Quarto's counsel notified the Company of Quarto's claim that the Company had breached the Quarto Stockholder Agreement dated September 20, 1996. Counsel for Quarto demanded rescission of the Purchase Agreement between the Company and Quarto dated September 20, 1996, and a return of all amounts Quarto paid for its 30 percent interest in Inroads. Counsel for Quarto generally alleged fraud in the inducement, misrepresentation, violation of federal and state securities laws, and failure of consideration as basis for its demand for rescission and return of all amounts paid. The Company has obtained an opinion from J. John Combs III, its litigation counsel, stating that there is no basis for rescission of the Quarto agreements under the facts or under Colorado law, that any breach alleged by Quarto is not "material," and that Quarto has suffered no damages as the result of any alleged breach of the Quarto Purchase Agreement by the Company.

     On October 16, 1997, Quarto's counsel demanded that the Board of Directors of Inroads take all actions necessary to restore certain Inroads' certificates of deposit that had been encumbered by or for the benefit of the Company, and to obtain repayment of any funds loaned to the Company for the benefit of the Company. Counsel for Quarto also demanded that the Board of Directors of Inroads institute an action for misappropriation of assets, mismanagement, and breach of fiduciary duties against those members of Inroads' management who participated in the acts that Quarto's counsel alleges constituted a misappropriation of Inroads' assets. Counsel for Quarto has notified the Board of Directors of Inroads of Quarto's intent to institute a derivative action on behalf of Inroads against certain managers and directors of Inroads who allegedly participated in the claimed misappropriation of Inroads' assets, should Inroads' Board of Directors fail or refuse to initiate such an action on its own.

     On October 23, 1997, Quarto filed an action in the United States District Court for the District of Colorado (Civil Action No. 97-WM-2290) seeking, among other things, rescission of the purchase agreement, a temporary restraining order and preliminary injunction against Inroads and the Company, preventing them from transferring or encumbering the assets of Inroads. On October 28, 1997, the Company and Quarto entered into a Stipulation for Entry of Preliminary Injunction (the "Stipulation"). Pursuant to the terms of the Stipulation, Inroads and the Company agreed to not make any draws on any line or lines of credit extended to them from the Bank of Boulder, Boulder, Colorado, in which any assets of Inroads, including any certificates of deposit, are used as security, without the prior written consent of Quarto. Inroads and the Company further agreed to not encumber any additional assets of Inroads or any assets transferred by Inroads to the Company or used by Inroads for the benefit of the Company as part of any loan transaction, without the written consent of Quarto, and pending further order of the Court. Inroads also agreed to not transfer any assets or monies to or for the benefit of the Company for any purpose whatsoever, pending further order of the Court. The Court denied Quarto's motion for entry of a temporary restraining order and preliminary injunction which would have frozen Inroads' assets or imposed a constructive trust over those assets and the operations of Inroads. As of the date of this prospectus, Quarto had not instituted an action in arbitration against the Company.


ITEM 2    CHANGES IN SECURITIES

     On September 1, 1997 the Class A preferred stock was given back to the Company and the shares were returned. In addition the Class B preferred stock was converted into 2,857 shares of common stock. The dividends in arrears on both the Class A and Class B preferred stock was forgiven.


ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          None.


ITEM 5    OTHER INFORMATION

          None.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          None.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NEW FRONTIER MEDIA, INC.


     November 26, 1997               By: /S/ MARK H. KRELOFF
                                        ---------------------------------------
                                        Mark H. Kreloff, President


     November 26, 1997               By: /S/ MICHAEL WEINER
                                        ---------------------------------------
                                        Michael Weiner, Secretary and Treasurer


     November 26, 1997               By: /S/ SCOTT WUSSOW
                                        ---------------------------------------
                                        Scott Wussow, Chief Financial Officer