Form 10QSB
period 1997-12-31
NEW FRONTIER MEDIA INC /CO/
filed 1998-02-18
CIK 847383

                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the Quarterly Period Ended:    December 31, 1997

                                     or

( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Transition Period From    to    .

Commission File Number:    33-27494-FM

                          New Frontier Media, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

             Colorado                             84-1064061
     ------------------------            -----------------------------
     (State of Incorporation)            (I.R.S. Employer I.D. Number)

               1050 Walnut, Suite 301, Boulder, Colorado 80302
             ----------------------------------------------------
             (Address of principal executive offices and Zip Code

                              (303) 444-0632
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

                  [ }    YES           {X}    NO

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock;

4,186,568 common shares, including 189,000 Unit Shares, were outstanding as of December 31, 1997.

                          NEW FRONTIER MEDIA, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                        ASSETS

                                                                                            December 31,           March 31,
                                                                                                1997                 1997
                                                                                           ----------------     ----------------
CURRENT ASSETS
     Cash                                                                                  $        89,363      $       109,387
     Investment in certificates of deposit                                                         250,000              750,000
     Accounts receivable                                                                           192,336              212,370
     Inventories                                                                                   787,147              659,503
     Prepaid distribution rights                                                                    76,050               82,250
     Other                                                                                         133,338               68,225
                                                                                           ----------------     ----------------

                 Total Current Assets                                                            1,528,234            1,881,735
                                                                                           ----------------     ----------------


FURNITURE & EQUIPMENT, at cost                                                                     123,395               65,552
     Less: Accumulated depreciation                                                                (35,218)             (22,661)
                                                                                           ----------------     ----------------

                 Net Furniture & Equipment                                                          88,177               42,891
                                                                                           ----------------     ----------------

OTHER ASSETS
     Note receivable - officer                                                                      38,000               38,000
     Accounts receivable - retainage                                                               107,189               88,844
     Deferred acquisition costs                                                                    174,712                    0
     Deferred stock offering costs                                                                 451,363                    0
     Other                                                                                         125,158              135,001
                                                                                           ----------------     ----------------

                 Total Other Assets                                                                896,422              261,845
                                                                                           ----------------     ----------------

TOTAL ASSETS                                                                               $     2,512,833      $     2,186,471
                                                                                           ================     ================




     See notes to unaudited condensed consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                            December 31,           March 31,
                                                                                                1997                 1997
                                                                                           ----------------     ----------------
CURRENT LIABILITIES
     Accounts payable                                                                      $       432,774      $       125,928
     Accounts payable - related parties                                                             35,915                    0
     Leases payable                                                                                  5,808                5,139
     Bank credit Line                                                                              247,000              341,274
     Notes payable                                                                                 750,000                    0
     Current portion of long term debt                                                             139,573              139,573
     Other accrued liabilities                                                                      54,953               45,416
                                                                                           ----------------     ----------------

                 Total Current  Liabilities                                                      1,666,023              657,330
                                                                                           ----------------     ----------------


LONG TERM DEBT                       - Leases Payable                                                8,316               12,926
                                                                                           ----------------     ----------------

                 Total Liabilities                                                               1,674,339              670,256
                                                                                           ----------------     ----------------

MINORITY INTEREST                                                                                  233,679              305,443
                                                                                           ----------------     ----------------


SHAREHOLDERS' EQUITY (Notes 1 & 2)
     Common stock, $.0001 par value, 50,000,000 shares
       authorized, 4,186,568 and 4,189,000, shares issued
       and outstanding, respectively                                                                   420                  419
     Preferred stock, $.10 par value, 5,000,000 shares authorized:
       Class A, zero and 10,000 shares issued                                                            0                1,000
        and outstanding, respectively
       Class B, zero and 5,000 shares issued and outstanding                                             0                  500
        and outstanding, respectively
     Additional paid in capital                                                                  1,736,048            1,768,661
     Deficit                                                                                    (1,131,653)            (559,808)
                                                                                           ----------------     ----------------

                 Total  Shareholders'  Equity                                                      604,815            1,210,772
                                                                                           ----------------     ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $     2,512,833      $     2,186,471
                                                                                           ================     ================









     See notes to unaudited condensed consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Nine Months Ended                        Three Months Ended
                                                            December 31,                              December 31,
                                                ------------------------------------      -------------------------------------
                                                      1997                 1996                 1997                 1996
                                                ---------------      ---------------      ---------------      ----------------

SALES, net                                       $   1,163,492        $   1,946,103        $     435,717        $      624,009

COST OF SALES                                          700,004            1,303,692              192,951               459,066
                                                 ---------------      ---------------      ---------------      ----------------

GROSS PROFIT                                           463,488              642,411              242,766               164,943
                                                 ---------------      ---------------      ---------------      ----------------

OPERATING EXPENSES
     Occupancy and equipment                           135,711              115,515               46,983                40,027
     Legal and professional                             58,104               41,018               18,197                19,254
     Distribution expense                              120,000              350,000                    0               120,000
     Advertising and promotion                         235,383              152,460               89,402                75,442
     Salaries, wages and benefits                      400,040              177,383              177,443                90,137
     Communications                                     34,690               23,085               13,340                 8,525
     Research and Development                            7,048                    0                    0                     0
     Consulting                                         42,092               51,015               11,083                25,424
     General and administrative                        151,200              116,819               57,252                43,981
                                                 ---------------      ---------------      ---------------      ----------------

            Total  Operating Expenses                1,184,268            1,027,295              413,700               422,790
                                                 ---------------      ---------------      ---------------      ----------------

OTHER INCOME (EXPENSE)
     Licensing Fees and royalties                      109,830              130,304               14,547                12,492
     Licensing commissions                             (19,253)             (23,650)              (3,855)               (1,546)
     Interest income                                    29,182               21,517                7,917                17,401
     Interest expense                                  (42,585)             (10,713)             (17,182)               (4,755)
                                                 ---------------      ---------------      ---------------      ----------------

            Total Other Income                          77,174              117,458                1,427                23,592
                                                 ---------------      ---------------      ---------------      ----------------

            Net Loss before income taxes
              and Minority Interest                   (643,606)            (267,426)            (169,507)             (234,255)
                                                 ---------------      ---------------      ---------------      ----------------

INCOME TAXES                                                 0               (2,454)                   0                     0
                                                 ---------------      ---------------      ---------------      ----------------

            Net Loss before Minority Interest         (643,606)            (269,880)            (169,507)             (234,255)

Minority Interest in Loss of Subsidiary                 71,764                    0               28,985                     0
                                                 ---------------      ---------------      ---------------      ----------------

NET LOSS                                         $    (571,842)       $    (269,880)       $    (140,522)       $     (234,255)
                                                 ===============      ===============      ===============      ================

NET LOSS PER COMMON SHARE (Note 1)               $       (0.14)       $       (0.06)       $       (0.03)       $        (0.06)
                                                 ===============      ===============      ===============      ================

WEIGHTED AVERAGE SHARES OUTSTANDING                  4,195,025            4,190,111            4,193,235             4,193,167
                                                 ===============      ===============      ===============      ================



     See notes to unaudited condensed consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                        Nine Months Ended
                                                                                                          September 30,
                                                                                             -------------------------------------
                                                                                                   1997                 1996
                                                                                             ----------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
                 Net Income (Loss)                                                             $   (571,842)       $    (269,880)
                 Adjustments to reconcile net income (loss)
                   to net cash used in operating activities:
                        Depreciation and amortization                                                12,557                5,201
                        Issuance of common stock for services                                        15,000                    0
                        Increase (decrease) in accounts payable                                     342,761              (13,905)
                        (Increase) decrease accounts receivable                                       1,689              (52,648)
                        (Increase) decrease in inventories                                         (127,644)            (292,236)
                        (Increase) decrease in income tax receivable                                      0               60,000
                        (Increase) decrease in distribution rights                                    6,200               11,063
                        (Increase) decrease in other assets                                         (30,270)             (35,967)
                        Decrease in minority interest                                               (71,764)                   0
                        Increase (decrease) in other accrued liabilities                              9,537                8,830
                                                                                             ----------------     ----------------

                          Net cash used in operating activities                                    (413,776)            (579,542)
                                                                                             ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                 Purchase of equipment and furniture                                                (57,843)              (4,470)
                 Increase in deferred acquisition costs                                            (174,712)                   0
                 Redemption of certificates of deposit                                              500,000                    0
                                                                                             ----------------     ----------------

                          Net cash used in investing activities                                     267,445               (4,470)
                                                                                             ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                 Retirement of common stock                                                         (81,648)                   0
                 Issuance of common stock                                                             7,534              100,001
                 Increase in deferred stock offering costs                                         (451,363)                   0
                 Contribution of capital                                                                  0            1,209,162
                 Increase in notes payable                                                          750,000                    0
                 Proceeds from line of credit                                                       (94,275)             211,644
                 Payments on capital lease obligation                                                (3,941)                   0
                                                                                             ----------------     ----------------

                          Net cash provided by financing activities                                 126,307            1,520,807
                                                                                             ----------------     ----------------

NET INCREASE (DECREASE) IN CASH                                                                     (20,024)             936,795

CASH, BEGINNING OF PERIOD                                                                           109,387               48,523
                                                                                             ----------------     ----------------

CASH, END OF PERIOD                                                                          $       89,363       $      985,318
                                                                                             ================     ================


                            NEW FRONTIER MEDIA, INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997


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



PART 1 ITEM 2    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
-------------                        RESULTS OF OPERATIONS

1) Overview

                All of the Company's current revenues are derived through its wholly owned subsidiaries David Entertainment, Inc., Fuzzy Entertainment, Inc. and its 70% owned subsidiary Boulder Interactive Group, Inc. The Company's offices are located at 1050 Walnut Street, Suite 301, Boulder, CO 80302. The telephone number is (303) 444-0632.

2) Results of Operations

                Third Quarter 1997 Compared to Third Quarter 1996

                New Frontier Media, Inc. ("NOOF" or the "Company")

                The company functions as a holding company for its subsidiaries, and such generates no independent income. The Company incurs administrative expenses such as accounting, auditing, public relations, investor relations and legal.

                For the three month period ended December 31, 1997, the Company reported no income and total operating expenses of $102,237, compared with total operating expenses of $76,229 for the same period the prior year. The increase of $26,008 for the period was due to increases in payroll costs ($55,911 in 1997 versus $7,519 in 1996). These cost increases are primarily due to the planned public offering and acquisition of Fifth Dimension.

                Boulder Interactive Group, Inc. dba Inroads Interactive ("Inroads")

                Inroads reported quarterly sales of $226,192 for the period, up from $74,735 the prior period last year. This increase in sales is due to the release of one title in the current quarter compared to no titles in the prior year quarter. Operating expenses were $197,725, up from $166,767, as Inroads has hired more personnel and spent more on advertising and on development of new product. Net loss of $96,617 decreased from the $151,660 loss in the prior period last year.

                DaVid Entertainment, Inc. ("DaViD")

                DaViD had sales of $208,027 for the period, down from $542,107 in the prior year period. Sales were limited by the advent of the DVD format and resulting consumer slow down in laser disc purchases. Operating expenses were $97,083 versus $267,315 last year due primarily to elimination of the distribution agreement with ELM Releasing, LP. and lower corresponding expenses associated with direct management of the distribution function. Net profit was $62,474 compared to a gain of $24,447 for the prior year period. Management believes that profitability will increase in the following quarters as the DVD format gains acceptance.

                Fuzzy Entertainment, Inc. dba In-Sight Editions ("In-Sight")

                In-Sight reported total revenue of $1,498 for the period, along with operating expenses of $352 and a net gain of $558. The Company is focused on its public offering and pending acquisition and is not devoting significant resources to In-Sight.


                First Nine Months of 1997 Compared to First Nine Months of 1996

                New Frontier Media, Inc. ("NOOF" or the "Company")

                For the nine month period ended December 31, 1997, the Company reported no income and total operating expenses of $347,963, compared with total operating expenses of $189,232 for the same period the prior year. The increase of $158,731 for the period was due to increases in travel expense ($65,113 in 1997 versus $19,480 in 1996), payroll costs ($113,795 in 1997 versus $24,412 in 1996), legal ($38,917 in 1997 versus $17,707 in 1996), investor relations ($29,055 in 1997 versus $10,000 in 1996), and travel ($65,113 in 1997 versus
$19,480 in 1996). These cost increases are primarily due to the planned public offering and acquisition of Fifth Dimension.

                Boulder Interactive Group, Inc. dba Inroads Interactive


                Inroads reported sales of $369,129 for the period, up from $156,877 the prior period last year. This increase in sales is due to one title released during the period. Operating expenses were $504,776, up from $409,174. Inroads has hired more personnel and spent more on advertising and on development of new product. Net loss of $239,214 increased from the $213,351 loss in the prior period last year.

                DaVid Entertainment, Inc. ("DaViD")

                DaViD had sales of $789,496 for the period, down from $1,779,644 in the prior year period. Sales were limited by the advent of the DVD format and resulting consumer slow down in laser disc purchases. Operating expenses were $317,777 versus $413,519 last year due primarily to elimination of the distribution agreement with ELM Releasing, LP. and lower corresponding expenses associated with direct management of the distribution function. Net profit was $5,576 compared to a gain of $171,451 for the prior year period. Management believes that profitability will increase in the following quarters as the DVD format gains acceptance.

                Fuzzy Entertainment, Inc. dba In-Sight Editions ("In-Sight")

                In-Sight reported total revenue of $4,867 for the period, along with operating expenses of $11,850 and a net loss of $9,294. The Company is focused on its public offering and pending acquisition and is not devoting significant resources to In-Sight.


                FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

                First Nine Months of 1997 Compared to First Nine Months of 1996

                The Company reported an increase in negative cash flow from operating activities from ($413,776) for the current period from ($579,542) during the same period last year. Cash flow from investing activities increased to $267,445 from ($4,470) due primarily to the redemption of certificates of deposit. Net cash flow from financing activities declined to $126,307 from $1,520,807 due to the one time selling of a 30% interest in BIG last year. Management believes that cash flow from operating activities will turn positive in the near future.


PART II         OTHER INFORMATION

Item 1          Legal Proceedings





Item 2          Changes in Securities

                On February 18, 1998 the Company sold 1,500,000 units, each consisting of 1 share of common stock and 1 redeemable common stock purchase warrant, pursuant to an underwritten public offering. Simultaneous therewith, the Company closed its acquisition of Fifth Dimension's satellite network.

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

                            NEW FRONTIER MEDIA, INC.


                February 18, 1998            By:/S/ MARK H. KRELOFF
                                                  -----------------------------
                                                    Mark H. Kreloff, President

                February 18, 1998            By:/S/ MICHAEL WEINER
                                                  -----------------------------
                                                    Michael Weiner, Secretary
                                                    and Treasurer


                February 18, 1998            By:/S/ SCOTT WUSSOW
                                                  -----------------------------
                                                    Scott Wussow, Chief
                                                    Financial Officer