Form 10KSB
period 1998-03-31
NEW FRONTIER MEDIA INC /CO/
filed 1998-06-29
CIK 847383

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
     -----------------------------------------------------------------------
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        For the Year Ended March 31, 1998

                       Commission File Number: 33-27494-FW

                            NEW FRONTIER MEDIA, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Colorado                    84-1084061
             ------------------------------------------------------
             (State of Incorporation) (I.R.S. Employer I.D. Number)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [ ] YES [X] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

Registrant's revenues for its most recent fiscal year (ended March 31, 1998): $1,645,192

Aggregate  market  value of voting stock held by non-affiliates: $13,684,450

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

6,542,000 common shares were outstanding as of March 31, 1998.

Documents Incorporated by Reference: Not Applicable

                                   Form 10-KSB
--------------------------------------------------------------------------------

                            NEW FRONTIER MEDIA, INC.
              Form 10-KSB for the Fiscal Year ended March 31, 1998

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
Item 7.    Financial Statements.                                    F-1 to F-19
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

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

History of the Company

         The Company was originally incorporated in the State of Colorado on February 23, 1988.

         On September 15, 1995, the Company consummated the acquisition of New Frontier Media, Inc. in a stock-for-stock exchange. The Company first effected a 2,034.66:1 reverse split of all 569,706,000 shares of its common stock then issued and outstanding, resulting in 280,000 shares of Common Stock being issued and outstanding prior to the New Frontier acquisition. The Company also approved a change of the Company's name to New Frontier Media, Inc. For a period of five years preceding this acquisition, the Company had not conducted any significant business operations.

         By reason of its 1995 acquisition of New Frontier's operations, the Company became engaged in reference CD-ROM publishing, through a 70%-owned subsidiary, Boulder Interactive Group, Inc. d/b/a Inroads Interactive ("Inroads"), and in the acquisition and distribution of unrated and adult feature films in the digital versatile disc format through a wholly owned subsidiary DaViD Entertainment, Inc. ("DaViD").

         On February 18, 1998, the Company consummated an underwritten public offering of 1,500,000 units, each consisting of one share of common stock and one redeemable common stock purchase warrant, raising $7,087,500 in net proceeds after underwriting fees (excluding related offering expenses). Simultaneous with the closing of the Company's public offering, pursuant to Asset Purchase Agreements with Fifth Dimension Communications (Barbados), Inc., a Barbados corporation, 1043133 Ontario Inc., an Ontario (Canada) corporation, 1248663 Ontario Inc., an Ontario (Canada) corporation, and Merlin Sierra, Inc., a California corporation (hereinafter referred to collectively as "Fifth Dimension"), the Company acquired the adult satellite television business of Fifth Dimension, a leading provider of subscriber-based premium television channels and transaction-based television networks.

         By reason of its 1998 acquisition of the adult satellite television business of Fifth Dimension, the Company, through its wholly owned subsidiary, Colorado Satellite Broadcasting, Inc. ("CSB") owns and is engaged in the operation and distribution of, the three leading C-band adult programming networks in the United States, and is a leading provider of adult programming via direct to home ("DTH") C-band satellite.

         On June 16, 1998, the Company agreed to sell its 70% interest in Inroads. See "DESCRIPTION OF BUSINESS - INROADS."

         The Company's executive offices are located at 1050 Walnut Street, Suite 301, Boulder, Colorado 80302. The telephone number is (303) 444-0632.

Overview-Adult Entertainment Industry

         During the 1980s, the availability of adult movies on videocassette and on cable television helped to legitimize the consumption of adult material by putting it in the home setting. The result, in the opinion of Management, has been the legitimization of adult industry products by other businesses not traditionally associated with the adult entertainment industry. Video stores (video rentals), long distance telephone carriers (adult conversation lines, internet adult services), satellite providers (transponder leases, adult networks), cable companies (adult channels and networks), hotel chains (pay-per-view adult programming), and even mutual funds (investments in publicly-traded adult entertainment companies) earn significant returns by supplying or investing in adult entertainment either directly or indirectly.

         The distribution of adult entertainment materials is intensely competitive. Hundreds of companies now produce and distribute films to wholesalers and retailers, as well as directly to the consumer. The low cost of videotape and the introduction of low cost video tape recorders, along with the minimal production budgets of many adult films, has resulted in much lower barriers to entry in the adult entertainment industry. The availability of adult films on videocassette has virtually eliminated the adult theater business.

         Management believes that fully edited and partially edited adult material routinely available on a variety of cable television systems and satellite providers acts to reinforce consumer demand. Americans spent over $190 million on adult pay-per-view in 1997, according to Paul Kagan Associates, Inc. Cable companies such as Time Warner, TeleCommunications, Inc., and Cablevision Systems offer fully edited services like the Playboy Channel. Other cable companies such as Jones Intercable, Verto Communications and Greater Media offer partially-edited or fully-edited adult programming, such as that available from Spice and the Company. According to public documents, the Playboy and Spice channels generate as much as $200 million in revenue from cable and DTH satellite services. Both companies have launched overseas services.

         The adult entertainment industry has continued to grow as technological advances allow easier and more private access to products. Most major hotel chains, including Marriott, Hyatt, and Hilton, offer in-room fully-edited adult programming through services such as On Command. The tremendous growth of the Internet, including chat rooms and web sites dedicated to adult entertainment, has resulted in millions of potential customers accessing these sites through the privacy of their personal computers. In a recent ruling, ACLU v. Reno, the Supreme Court struck down portions of the Communications Decency Act. Management believes that the adult entertainment industry in general, and the private viewing segment of that industry in particular, will continue to experience significant growth in the coming years, particularly as advances in technology allow more private and secure adult access to adult themed material.


Overview-The Company's Adult Programming Networks

         The Company, through its Colorado Satellite Broadcasting, Inc. ("CSB") subsidiary, and by reason of its consummation of its Asset Purchase Agreements with Fifth Dimension, is a leading provider of subscriber-based premium television channels ("premium channels" or "pay television") and transaction-based television networks ("pay-per-view"). CSB currently owns, operates, and distributes the three leading C-band adult programming networks:
Extasy, True Blue, and Exotica (collectively referred to hereinafter as the "Extasy Networks"). CSB, through the Extasy Networks, is a leading provider of unedited adult programming via direct to home ("DTH") C-band satellite. To a lesser extent, CSB provides its services through cable television and wireless cable television multiple system operators ("MSOs"). CSB does not currently provide its services via Ku-band (small dish or digital satellite) satellite providers. CSB sells its network programming on a subscription basis and on a pay-per-view basis. The Company's subscribers receive the Extasy Networks through a television set-top decoder box. Subscribers have the option of purchasing block programming (e.g., one day, one month, one year), or single movies or events for a flat fee. As of March 31, 1998, the Extasy Networks were available to an estimated 2.0 million C-band DTH subscribers, and approximately 100,000 cable television subscribers. The Extasy Networks maintain distribution agreements with nearly every major distributor of C-band satellite programming in the United States.

         CSB aggressively promotes its networks' brand names with bold logotypes and high-quality interstitial programming between feature films and special programming. The Extasy Networks also feature advertising which promotes adult-oriented entertainment and information through pay-per-call telephone lines.

         Extasy, True Blue, and Exotica each feature approximately 36 movie titles per week, or 100 to 150 movies each month, with at least 15 first-time exhibitions per month. There is little cross-over programming between channels. All channels are available 24 hours per day, featuring a mix of standard industry format 90 minute feature films and special 30-minute and 60-minute features and interviews. Staggered movie start times occur three times daily, allowing for maximum viewing flexibility. Currently, the Extasy Networks deliver unedited adult programming exclusively.

 Extasy (Telstar T-405, Channel 19)

         Extasy is the premium channel of the three channels that make up the Extasy Networks. As of March 31, 1998, Extasy had 50,472 active subscriptions. Extasy offers a diverse programming mix within the adult genre, consisting of movies and specials that appeal to a wide variety of tastes and interests. Each day of the broadcast week is specially constructed to deliver the widest variety of unedited adult programming in addition to special thematic segments and features. Extasy is available on an all-day pay-per-view basis ($8.95), as well as periodic 1-month ($29.95), 3-month ($49.95), 6-month ($79.95), and 1-year
($139.95) subscriptions.

 True Blue (Telstar T-405, Channel 05)

         True Blue is the budget service in the Extasy Networks family. As of March 31, 1998, True Blue had 44,130 active subscriptions. True Blue is a leader in "classic" adult programming

(professionally produced titles more than 5 years old), and features a mix of amateur adult movies and classic adult feature films. True Blue is available on an all-day pay-per-view basis ($8.95), as well as periodic 1-month ($16.95), 3-month ($37.95), 6-month ($59.95), and 1-year ($99.00) subscriptions.

Exotica (Telstar T-405, Channel 22)

         Exotica is the internationally programmed service in the Extasy Networks family. As of March 31, 1998, Exotica had 35,130 active subscriptions. Exotica offers a mix of recent adult feature film hits, new adult features, European adult films, and classic adult features. Exotica is available on an all-day pay-per-view basis ($8.95), as well as periodic 1-month ($19.95), 3-month ($41.95), 6-month ($69.95), and 1-year ($129.95) subscriptions.

TeN: The Erotic Network (Telstar T02R, Test Broad cast on Channel 19)

         On August 15, 1998, CSB plans to launch TeN: The Erotic Network, a new, 24-hour adult network targeted specifically to cable television systems and medium to high-powered satellite service providers ("DBS"). CSB plans to position TeN as cable television's and DBS satellites' alternative to the traditional fully edited adult movie services offered by Playboy and Spice. In order to further increase the attractiveness and initial market share of TeN, CSB is offering extremely competitive revenue sharing terms to those cable and satellite distribution affiliates who agree to carry the service.

         Based on the recent developments described below, Management believes that CSB has an unique opportunity to successfully launch a new adult network exclusively programmed with adult films and videos that mirror the editing standards of Spice Hot, a more liberally programmed sister network of Spice.

         * Playboy's recent $100 million acquisition of Spice, Inc. ( at a valuation of 4.5 times trailing 1997 revenue of $22 million), which effectively reduces the cable and DBS adult network industry to a single player;

         * Playboy's corporate policy to offer only fully edited adult programming on its networks;

         * the quality and number of cable operators now willing to carry partially edited, more explicit services and the momentum toward broader market acceptance of unedited and partially edited adult programming by cable system operators and their subscribers;

         * the recent success of Spice Hot, a partially edited, more explicit version of Spice Channel in terms of the buy rates it has achieved (3 to 4 times greater than fully edited adult programming); and

         * the Company's success in head-to-head competition with Spice in C-Band satellite.

Government Regulation

         In 1996, the United States Congress passed the Telecommunications Act of 1996 (for this paragraph only, the "Act"), a comprehensive overhaul of the Federal Communications Act of 1934. Section 641 of the Act requires full audio and video scrambling of channels which are primarily dedicated to "sexually explicit" programming. If a multi-channel video programming distributor, including a cable television operator, cannot comply with the full scrambling requirement, then the channel must be blocked during the hours when children are likely to be watching television, i.e., from 6:00 a.m. to 10:00 p.m. Both fully edited programming providers (such as Playboy) and partially edited programming providers (such as Spice and the Extasy Networks) feature "sexually explicit" programming within the contemplation of Section 641 of the Act. Although all adult programming companies fully scramble their signals for security purposes, several cable television MSOs lack the technical capability to fully scramble the audio portion of the signal. These cable systems would be required to block adult broadcasts between 6:00 a.m. and 10:00 p.m. The Company does not expect to be impacted by this provision insofar as it broadcasts only a fully scrambled signal. Section 641 of the Act would only affect the Company if it decided to pursue cable television MSOs without technical scrambling ability as a source of distribution for its programming.

Network Programming

         All of the Extasy Networks' broadcast programming is acquired from third party adult content studios. In most cases, CSB pays a flat rate ranging from $200 to $2,000 for unlimited broadcast rights to a feature film for a specified period of time (usually one to four years). CSB has relationships with nearly all of the major adult movie studios, and purchases a wide variety of programming from each on a monthly basis. These studios send Betacam SP, 1" or 3/4" master tapes to a dubbing facility in Los Angeles, California. Dubbed copies of the programming are then forwarded to the uplink facility, where they are screened and edited, if necessary, for quality control purposes and to comply with running time requirements.

Network Delivery

 The C-band Satellite Business

         Currently there are approximately 2.0 million C-band "big dish" satellite systems in place in the United States. These systems feature receivers which are larger (one meter) in diameter than digital satellite systems. C-band systems, with their ability to scan different satellites, offer owners an enormous variety of programming, significantly more than any other service or delivery system (such as cable or digital satellite, which locks on only one satellite). C-band satellite owners incur no cable charges or program supplier fees for a vast majority of received programming. In the past several years, the market for C-band satellites has declined significantly, as small digital satellite services (Ku-band) have flourished. These 18-inch digital satellite dishes are much less expensive than the large C-band satellite hardware ($200 versus approximately $3,000 for C-band), are relatively easy to mount in unobtrusive locations, and offer digital channels. C-band satellite equipment is also negatively affected by stricter zoning regulations and covenant restrictions.

         Approximately 90,000 C-band system owners replaced their big dishes with the smaller Direct Broadcast Satellite ("DBS") dish systems in the last year, according to General Instruments Access Control Center. Management believes the C-band equipment base will remain in the 2.0 million range for the next several years.

         The introduction and rapid growth of the number of digital channels, due to introduction of DBS and reduced transponder costs, affects C-band satellite, which is broadcast in analog format. Management believes digital and analog formats will co-exist for several years, and that new technologies will allow C-band systems to receive digital channels. For example, General Instruments' new 4DTV technology enables C-band users to watch programming transmitted via DigiCipher II format. C-band continues to be the "work horse" of the satellite entertainment industry. Every major cable system in the United States is C-band based, delivering dozens of C-band channels to more than 65 million subscribers. Hundreds of government, corporate, education, and network broadcasters use C-band. C-band is also the preferred method of transmitting sports backhauls, satellite news gathering, international broadcasts, and syndicated program and wild feeds.

         Management believes that C-band also offers a more stable delivery source, particularly concerning satellite lifespan. Most satellites have a service life of approximately 15 years; however, when cosmic accidents occur, as in the case of the Telstar 401 in January, 1997, all channel occupants on that satellite must find immediate replacement residency. In the case of the Telstar 401, all channels were switched to other satellites that C-band customers could access within a matter of hours. DBS customers, who are locked on one satellite, could suffer significant delays in service if their satellite experienced a problem similar to the Telstar 401 accident. It is unlikely the DBS provider would be able to find an empty, viable "spare" satellite already in orbit to switch to. Such a switch would involve re-programming every DBS dish to the new satellite location. A more likely scenario would involve launch of a replacement satellite, which could take weeks or months.

         The future of C-band is, in the opinion of management, far less volatile. The gradual changeover from analog to digital satellites will proceed as the market dictates. This slow, deliberate change could take as long as 15 years to fully implement. In the meantime, the introduction of digital receivers to the C-band market has resulted in the transition of nearly 40,000 households from C- band analogue to C-band analogue/digital receiving capability.

Cable Television Systems and DBS Providers

         According to Paul Kagan Associates ("Kagan"), a leading media industry analyst, as of January, 1998, there were 98 million television households in the U.S. of which approximately 65 million households receive cable television service, 7 million households receive DBS (high- powered) satellite service and
2.0 million households receive C-band (large dish) satellite service.

         Of the 65 million cable television households, approximately 51.5 million subscribers have the capacity to receive one or more adult channels and 100% of the DBS and C-band satellite households (total of 9 million households) have the capacity to receive at lease one adult channel.

         According to Kagan, the market for adult pay-per-view and subscription television is expected to grow from $200 million in 1998 to over $300 million in 2001.

         In an effort to greatly broaden its reach into the cable television and DBS markets, the Company has announced that it will be launching TeN:The Erotic Network on August 15, 1998 (see TeN:The Erotic Network, above).

 Satellite Transmission

         CSB delivers its video programming to its C-band customers (and to a lesser extent to cable television customers) via satellite transmission. Satellite delivery of video programming is accomplished as follows:

         Video programming is played directly from an uplink facility. The program signal is then scrambled (encrypted) so that the signal is unintelligible unless it is passed through the proper decoding devices. The signal is then transmitted (uplinked) by the earth station to a designated transponder on a communications satellite. The transponder receives the program signal uplinked by the earth station, amplifies the program signal and broadcasts (downlinks) it to satellite dishes located within the satellite's area of signal coverage. The signal coverage of the domestic satellite used by CSB is the continental United States, Hawaii, portions of the Caribbean, Mexico, and Canada. Each transponder can retransmit one complete analog color television signal, together with associated audio and data sidebands.

         For cable systems, the scrambled signal received by the cable system's satellite dish is then descrambled. The cable system then rescrambles the signal using rescrambling technology that is compatible with the addressable set top decoders deployed in its system, and then distributes the signal throughout its cable system. The satellite receivers of DTH and Digital Satellite customers contain descrambling equipment. To offer pay-per-view services, the set top boxes or satellite receivers must have an electronic "address" and the cable system or satellite service provider must be able to remotely control each customer's set-top box or satellite receiver, and cause it to descramble the television signal for a specific period of time after the customer has made a purchase of a premium service or pay-per-view movie or event. The ability to control the scrambling and descrambling of a signal from a cable system's facilities is essential for marketing and delivery of pay-per-view programming services.

 Transponder Agreements

         In 1992, Fifth Dimension entered into contracts with AT&T's satellite division to lease four channels on Telstar 401. Fifth Dimension delivered Exxxtasy Network broadcasts utilizing Telstar

401 until January 11, 1997, when Telstar 401 experienced an irreversible equipment failure. Fifth Dimension immediately moved its transponders to AnikE2(2) and Telstar 402R(2), and delivered its Extasy Networks programming since January, 1997 via these two satellites. Fifth Dimension then entered into an agreement to lease three transponders on Telstar 405, a new AT&T satellite that was placed in service in June, 1997. CSB maintains a sub-lease with Fifth Dimension under its non-cancelable sublease agreement on the three transponder slots on the Telstar 405 satellite, and is currently broadcasting its three Extasy Networks channels on this satellite. CSB's 24-hour "barker" or promotional channel is currently broadcasting Telstar 402R, which enables it to promote the Extasy Networks on the same satellite where most of its competitors' services are offered.

 Uplink Facility

         CSB has engaged Fifth Dimension to maintain a fully operational uplink facility in Ottawa, Canada, dedicated exclusively to the Extasy Networks. An uplink facility is the means by which a video signal can be sent to a designated satellite transponder so that it can be broadcast back to the earth to reach a large geographic territory. The Ottawa uplink facility is equipped with the necessary satellite equipment, editing equipment, power supplies and other equipment necessary to provide 24-hour programming for its three networks, plus a barker channel.

 Call Service Center

         Fifth Dimension had maintained a call service center in Ottawa, Canada. Following the Fifth Dimension acquisition, CSB out-sourced these operations to Turnervision, Inc. and relocated its call service function to the United States. The call service center receives incoming calls from customers wishing to order network programming, or having questions about service or billing. The call service center is accessed from anywhere in the U.S. or Canada via a toll-free "800" number. It is equipped with approximately 30 work stations, each of which contains a networked computer work station, proprietary order processing software, and telephone equipment. These components are tied into a master switch which routes incoming calls and enables orders to be processed and subscriber information to be updated "on-line."

         The call service center is operational 24 hours each day, and staffed according to call traffic patterns which take into account time of day, day of the week, seasonal variances, holidays, and special promotions. Customers pay for their orders with credit cards, which are authorized and charged before the order is sent electronically to General Instrument's satellite operations facility in San Diego, California for processing. General Instrument receives the subscriber order and the subscriber's identification information, and sends a signal up to the appropriate satellite, which "unlocks" the service ordered for the applicable period of time.

Competition

         The market for adult premium channel and pay-per-view programming is divided into two separate and distinct types of programming: unedited adult programming networks, and partially or fully edited programming networks. Unedited and partially edited adult programming, like that offered by the Extasy Networks, TeN and Spice, consists of movies and other programming that contains sexually explicit film and video. Fully edited adult programming, like that offered by Playboy, is edited so as to remove most of the explicit elements which make up a typical adult film. Fully edited programming, while generally not rated by the Motion Picture Association of America, would receive an "R" or "NC-17" rating if submitted for review.

         The Company also faces general competition from other forms of non-adult entertainment, including sporting and cultural events, television, feature films, and other programming. In addition, the Company will face competition in the adult entertainment arena from other providers of adult programming, adult video rentals and sales, adult film theaters, newspapers and magazines aimed at adult consumers, telephone talk lines ("telephone sex" services), and adult-oriented Internet services.

Marketing

         CSB markets its services primarily through an open-air, 24-hour, broadcast on a channel which promotes the programming featured on the Extasy Networks. This channel, known as a "barker" channel, uses fully edited movie clips and interstitial programming to entice viewers who are "channel surfing" to subscribe to one of the Extasy Networks channels (periodic subscription), or the purchase a "block" of programming (a single pay-per-view movie or event, or an all-day purchase). To a lesser extent, CSB advertises in print publications such as satellite channel guides or adult themed magazines. CSB also aggressively markets its Extasy Network programming directly to satellite program packagers or distributors, through direct marketing campaigns, face-to-face meetings, trade show exhibits and industry gatherings. CSB's marketing department has developed numerous programs and promotions to support the Extasy Networks. These have included the development of detailed monthly program guides, glossy promotional pieces, and celebrity appearances at industry trade shows. CSB also maintains a salesforce of four (4) full-time employees to promote carriage of its programming on cable television, DBS and alternative platform systems.

         The Company exhibits at two to three industry trade shows per year, including the national Cable Television Association (NCTA) shows (Western and National) and the Satellite Broadcasting and Communications Association (SBCA) shows. In addition, the Company attends a variety of other industry trade shows, including the Cable Television Advertising and Marketing (CTAM) and the DBS Summit.

         With the planned August 15, 1998 launch of TeN, the Company's marketing efforts have been enhanced to include cable television and DBS trade advertisements, marketing binders, and air checks/test broadcasts.

DaViD

         DaViD is a leading content owner of feature-length adult and unrated motion pictures for the Digital Versatile Disc ("DVD") market.

Content Licensing

         DaViD is primarily engaged in the licensing of existing feature-length adult and unrated motion picture content for periods ranging from seven years to perpetuity, for distribution on DVD media. DaViD licenses its motion picture programming from approximately ten motion picture studios and/or licensors. DaViD has purchased approximately 90% of its titles for single licensing fees, ranging from $2,000 to $5,000 per title. Prior to March 1997, DaViD had been primarily engaged in the licensing of existing feature-length adult and unrated motion picture content on Laser Disc media. DaViD no longer releases any titles on Laser Disc media.

         DaViD's typical exclusive distribution term ranges from seven years to perpetuity. Exclusive distribution territory ranges from North America (approximately 80% of DaViD's titles) to worldwide (approximately 20% of DaViD's titles). For a few, high-quality titles in DaViD's library (approximately five percent of total library titles), DaViD pays royalties ranging from ten to twenty percent of collected wholesale revenues.

         DaViD's contracted acquisition library includes classic and new release adult features such as Hidden Obsessions and Japanese animation titles such as
Urotsukidoji: The Legend of the Overfiend.

         DaViD acquires video disc rights to approximately 100 feature films each year, and historically has released four to five new titles per month. As awareness and acceptance of DVD technology grows, DaViD intends to release up to 10 titles per month.

Jacket Printing

         DaViD maintains an in-house art department which designs and produces the electronic art necessary to print DVD jewel case inserts. Jewel case inserts are printed and inserted by the replication company.

Disc Replication

         DaViD contracts out the replication for its DVD titles to third-party manufacturers. The replication companies receive masters from DaViD in the form of digital "one- off" discs (DVD). Glass masters and stampers are created from the one-off masters. Jacket printing and disc assembly (insertion into a jewel case) is handled by the replication company.

Fifth Dimension Assets Acquisition

         On February 18, 1998, the Company, through its wholly owned subsidiary CSB, acquired the assets relating to the subscription-based and transaction-based adult satellite television business of Fifth Dimension. Pursuant to the terms of the Asset Purchase Agreements between the Company and Fifth Dimension, the Company acquired Fifth Dimension's satellite uplink facility equipment, call center facility equipment, satellite transponder subleases, film inventories, intangible assets (including trade names, trademarks, service marks, copyrights, licenses, brand names, trade secrets, trade dress, technical know-how, good will, and other intangibles), subscriber base and lists, vendor lists, books and records, permits and licenses, and all other property of Fifth Dimension used in connection with Fifth Dimension's adult programming business. The Company also entered into an Uplink Management Services Agreement with Fifth Dimension, pursuant to which Fifth Dimension will operate, maintain, manage, and sustain the satellite uplink facility and will receive and process subscriber calls for a period of nine months following the acquisition.

         The assets acquired from Fifth Dimension generated sales of $15,044,139 and pre-tax income of $999,148 (pre-tax income, as adjusted for non-recurring expenses and related party transactions, would have been $2,755,297) for the year ended March 31, 1997. The Company acquired the Fifth Dimension assets for a total purchase price of $7,700,000, consisting of $3,500,000 in cash and Common Stock of the Company valued at $4,200,000. The original purchase price for the Fifth Dimension assets had been $8,700,000, however, on January 16, 1998, Fifth Dimension waived the requirement that the Company issue a promissory note for $1,000,000, reducing the purchase price by $1,000,000. The Company also issued 840,000 shares of Common Stock and warrants to purchase up to an additional 400,000 shares of the Company's Common Stock at $5.00 per share, to Fifth Dimension as part of the purchase price. The Company also agreed to pay Fifth Dimension "formula profits" exceeding $2,000,000 for the first 12 months after closing. "Formula Profits" is defined in the Asset Purchase Agreements as the total revenue from operations minus actual operating costs. Maximum operating costs under this provision are limited to an amount not greater than 125% of the projected costs set forth in Schedule 2.1(f) to the Asset Purchase Agreements.
Schedule 2.1(f) details projected costs of $12,294,444, and maximum operating costs of $15,368,055.

         The Company intends to enhance shareholder value by:

         *        Integrating the Fifth Dimension Assets into the Company;

         * Substantially reducing operating costs associated with the Fifth Dimension assets by, among other things, outsourcing the Call Center's operations to a third party provider in the United States;

         * Eliminating related-party leases and payments that were previously made by Fifth Dimension;

         * Reducing licensing fees by combining the purchasing power of DaViD and CSB; and

         * The implementation of simultaneous "web casting" of CSB programming via the

                  Internet.

         In the Asset Purchase Agreements, Fifth Dimension agreed to indemnify, defend, and hold harmless the Company against claims and losses that arise, result from or relate to any breach of, or failure by Fifth Dimension to perform, any of its representations, warranties, covenants or agreements under the Agreements. The Asset Purchase Agreements do not contain standard indemnification language particularly relating to claims, losses, costs, damages and liabilities that may arise after closing as a result of acts that occurred prior to closing. The Company, however, has retained the right to set off against the Formula Profits any claim it may have against Fifth Dimension following the acquisition.

Inroads

         Inroads is a vertically integrated CD-ROM software publishing company. As of December 31, 1997, the Company owned seventy percent (70%) of Inroads; thirty percent (30%) of Inroads is owned by Quarto Holdings, Inc. ("Quarto"), a subsidiary of the Quarto Group, Inc. On June 16, 1998, the Company agreed to sell its 70% interest in Inroads to Quarto in exchange for, among other things, the cancellation of Quarto's warrant to purchase up to 400,000 shares of Common Stock of the Company, at an exercise price of $6.00 per share.

CD-ROM Development

         Inroads' in-house developed titles are produced, designed, and developed directly by the Inroads' twelve-person staff. Inroads' licensed titles (developed outside of the Company's offices) are localized, packaged, and, if necessary, enhanced with new graphics or interface design/operating elements by Inroads. Inroads' staff consists of producers, writers, software engineers, artists, and management personnel. All of Inroads' CD-ROM titles, whether developed in-house or licensed, contain video, still photography, audio, original music, and text. These elements are combined with custom-designed interfaces and computer code to deliver high-quality, easy-to-use, original CD-ROM titles. Utilizing state-of-the-art technology, Inroads has developed and released nine titles since its inception in June, 1994: (1) Multimedia Dogs: The Complete Interactive Guide To Dogs; (2) Multimedia Dogs Version 2.0; (3) Multimedia Cats: The Complete Interactive Guide To Cats; (4) Multimedia Exotic
Pets: Horses, Birds, Aquatics & Pocket Pets; (5) Multimedia Bugs: The Complete Interactive Guide to Insects; (6) Multimedia Guns: The Enthusiast's Guide to Firearms; (7) Multimedia Horses: The Complete Interactive Guide to Horses; (8) Cigar Companion Interactive; and, (9) In Focus, The Guide to Better Photography.

CD-ROM Content Licensing and Creation

         Inroads has licensed most of the still photography contained in its titles from third party photographers and stock photography companies. Most of the video contained in Inroads' titles is shot with Inroads' equipment and by Inroads' personnel. All text is either licensed from Quarto's library of books or written by Inroads' in-house staff. All voices (narrative) and music used in

Inroads' titles are developed and owned by Inroads. Royalty arrangements for licensed video and photography are negotiated on a title by title basis and typically range from 2% to 5% of collected wholesale dollars.

CD-ROM Title Licensing

         In September 1996, the Company completed agreements with Quarto whereby Quarto acquired 30 percent of Inroads for $1,250,000 in cash and digital material valued by the Company at $-0-, and valued at $525,000 by Quarto. The Quarto agreement granted Inroads the right to commercially exploit Quarto titles. Inroads has completed and released two Quarto-based titles to date:
Cigar Companion Interactive, based on the best-selling Quarto title The Complete Cigar Companion, and In Focus, The Guide to Better Photography, based on best-selling Quarto books by Michael Freeman. On June 16, 1998, the Company agreed to sell its 70% interest in Inroads to Quarto in exchange for, among other things, the cancellation of Quarto's warrant to purchase up to 400,000 shares of Common Stock of the Company, at an exercise price of $6.00 per share.

CD-ROM Mastering

         CD-ROM titles are programmed, designed, developed, and tested by Inroads. Once an optical disc master ("Gold Master") has been approved for release, the Gold Master is then submitted to a replication company for manufacture. Box and jewel case art is developed simultaneously with the development of the software, and submitted for printing approximately three to four weeks prior to disc replication.

CD-ROM Jewel Case Insert and Box Design and Printing

         The Company maintains an in-house art department which designs and produces the electronic art necessary to print boxes and jewel case inserts. Jewel case inserts are printed by the replication company, while boxes are printed by third-party printers and shipped to the replication company for jewel case insertion.

CD-ROM Disc Replication

         Inroads contracts out all CD-ROM replication to third-party manufacturers, including Pioneer Video Manufacturing, Inc., a wholly-owned subsidiary of Japan- based Pioneer Electronics. The replication companies receive masters from Inroads in the form of a digital disc "one-off" master. Glass masters and stampers are then created from the "one-off" master. CD-ROM replication, jewel- case insert printing and insertion, and jewel-case packaging are all handled by the replication companies. Inroads receives finished CD-ROM goods from its manufacturers in boxes containing 200 units each.

Markets for Products

The Extasy Networks/ TeN

         According to Paul Kagan Associates, a leading media industry analyst, as of January, 1998, their were 98 million television households in the U.S. of which approximately 65 million households receive cable television, 7 million households receive DBS (high-powered) satellite services and 2.0 million households receive C-band (large dish) satellite services.

         Of the 65 million cable television households, approximately 51.5 million subscribers have the capacity to receive one or more adult channels and 100% of the DBS and C-band satellite households (total of 9 million households) have the capacity to receive at least one adult channel.

         According to Kagan, the market for adult pay-per-view and subscription television is expected to grow from $200 million in 1998 to over $300 million in 2001.

         On August 15, 1998, CSB plans to launch TeN: The Erotic Network, a new, 24-hour adult network targeted specifically to cable television systems and DBS satellite service providers. CSB plans to position TeN as cable television's and DBS satellites' alternative to the traditional fully edited adult movie services offered by Playboy and Spice. In order to further increase the attractiveness and initial market share of TeN, CSB is offering extremely competitive revenue sharing terms to those cable and satellite distribution affiliates who agree to carry the service.

         Based on the recent developments described under "Overview-The Company's Adult Programming Networks-TeN: The Erotic Network (Telstar T02R, Test Broad cast on Channel 19)" above, Management believes that CSB has an unique opportunity to successfully launch a new adult network exclusively programmed with adult films and videos that mirror the editing standards of Spice Hot.

Digital Versatile Disc Markets

         The market for Digital Versatile Disc ("DVD") is expected to grow dramatically. Up until September, 1995, two competing technologies existed for DVD video playback: Time Warner/Toshiba's technology and SONY/Philips' technology. In September, 1995 these companies agreed upon a unified format for DVD. In October, 1996 a unified, single standard was finalized for the mastering (with copy protection) and replication of DVDs. It is widely believed that this unified DVD format will make serious inroads into the market shares currently held by LaserDisc and, to a much greater extent, the Video Cassette Recorder ("VCR"). DVD has several major advantages over competing home video delivery technologies: 1) A single 5 1/4" DVD can hold up to 135 minutes per side of high resolution digital full-motion video and audio. DVD discs contain information on both sides; 2) Instant access is available to a favorite scene; 3) DVD contains significantly higher image and audio quality than LaserDisc and Video Tape; 4) Multiple language tracks can be incorporated on one disc; 5) Since DVD is 100% digital (video and sound), the cost of replication will be comparable to CD-ROM or audio CD at under $1.00 per unit in small press runs; and 6) A relatively low replication cost will translate to a retail price for a motion picture of under $20.00, giving this medium tremendous mass-market potential.

         Experts at Toshiba estimate that the market for DVD software could exceed $20 billion by the year 2005. Domestic hardware sales estimates made by Panasonic range from 800,000 to 1 million DVD households by the calendar year ending 1997, and 5 million to 10 million domestic DVD households by the calendar year ending 1999.

         The earliest hardware segment to adapt to DVD will most likely be the computer hardware industry. The next evolution of the CD-ROM drive, now standard equipment for all multimedia computer systems, will be the DVD-ROM. Similar to a CD-ROM in most respects, the DVD-ROM will be capable of holding more than ten times more information than a CD-ROM. Management believes that the market for feature-film software on DVD will initially consist of computer users with DVD-ROM drives. Dataquest estimates that nearly five million multimedia computer households will be equipped with a DVD-ROM drive by the year 2000.

Employees and Office Space

         As of the date of this Report, the Company has 19 full-time and no part-time employees. Five full-time employees are employed in executive positions; seven part-time employees are employed in administrative and clerical positions; the remainder of the Company's employees are employed in sales or software development. The Company's employees are not members of a union, and the Company has never suffered a work stoppage. The Company leases approximately 3,500 square feet of office space at 1050 Walnut Street, Suite 301, Boulder, Colorado 80302. The Company's lease on this office space runs through January, 1998, at a rate of approximately $5,898 per month. The Company also sub-leases approximately 6,000 square feet of space in Marina Del Rey, California.

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

         On October 3, 1997, the Company filed a Complaint in District Court in Boulder, Colorado (Case No. 97 CV 1428) against Sands Brothers, alleging breach of the terms of the Sands Agreement by Sands Brothers. The Company also alleged fraud in the inducement, and is seeking return of its initial payment of $25,000 to Sands Brothers and rescission of the Sands Agreement. Sands Brothers has filed an answer and counter-claim to the Company's complaint, and the Company has filed an answer to Sands Brothers counter-claim. The Company intends to vigorously pursue its claim against Sands Brothers and believes that Sands Brothers' counter-claim against the Company is wholly without merit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this Report.


PART II.

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


     (a) Market information.

         Prior to February 11, 1998, a limited public market for the Company's Common Stock existed on the NASDAQ Bulletin Board under the symbol NOOF. Commencing on February 11, 1998, the Company's Common Stock and Units (each consisting of one share of Common Stock and one redeemable common stock purchase warrant) were quoted on the Nasdaq SmallCap Market under the symbols NOOF and NOOFU, respectively. As of the close of business on May 18, 1998, the Company split the Units into their component parts. Commencing on May 19, 1998, the Company's warrants were quoted on the Nasdaq SmallCap Market.

         The following table sets forth the range of high and low close prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

Quarter Ended                          High                     Low
-------------                         ------                  -------
June 30, 1997                         5-3/8                      5
September 30, 1997                    5-1/2                      5
December 31, 1997                     5-3/4                    4-3/4
March 31, 1998                        5-1/4                    2-7/8

         As of March 31, 1998, there were approximately 200 record holders of the Company's Common Stock.

         The Company has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. The Company intends to retain any earnings for use in the Company's operations and to finance the expansion of its business.

         On February 18, 1998, the Company consummated an underwritten public offering of 1,500,000 Units (each consisting of one share of common stock and one redeemable common stock purchase warrant) through Centex Securities, Incorporated ("Centex") pursuant to a Registration Statement on Form SB-2 (File No. 333-35337), declared effective by the Securities and Exchange Commission on February 11, 1998. In connection therewith, the Company raised $6,184,626 of net proceeds after payment of $682,500 of underwriting commissions and $236,250 of a non-accountable expense allowance to Centex, and $666,624 of offering expenses.

         The Company applied $3,500,000 of such net proceeds to acquire the Fifth Dimension assets, $298,127 of such net proceeds to purchase equipment and other materials related to its business, $250,000 of such net proceeds to repay a $250,000 Line of Credit and $1,791,666 to working capital.

ITEM 6.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

         The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto included elsewhere in this document. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

                             SELECTED FINANCIAL DATA

 New Frontier Media, Inc.

         The following table sets forth selected operating data for the periods and upon the basis indicated:

                                                       1998             1997
                                                         Year Ended March 31,
                                                    --------------------------
Sales, net..................................        $1,645,192      $2,515,802
Cost of Sales...............................         2,021,404       2,217,812
                                                   -----------     -----------
Gross Profit................................          (376,212)        297,990
Total Operating Expenses....................         1,415,002         931,342
Other Income (Expense)......................          (159,454)        182,516
                                                   -----------     -----------
Loss from continuing operations............        (1,950,668)       (450,836)
Discontinued Operations ....................        (1,595,548)            -0-
                                                   -----------     -----------
Net Income (Loss) Before Minority Interest..        (3,546,216)       (450,836)
Minority Interest in Loss of Subsidiary.....           287,873          64,806
                                                   -----------     -----------
Net Income (Loss)...........................        (3,258,343)      $(386,030)
                                                   ===========     ===========


Segment Information

         The Financial Accounting Standards Board released statement #131 "Disclosures about Segments of an Enterprise and Related Information" which will be effective for all financial reporting periods subsequent to December 15, 1997. This statement requires the reporting of certain information about operating segments. The following table reflects certain information as promulgated by the statement for the years ended March 31, 1997 and 1998.

                                                  March 31, 1997
                                                  --------------
                                                                          Boulder
                                  Corporate and          David          Interactive          Fuzzy
                                  Eliminations    Entertainment, Inc.   Group, Inc.   Entertainment, Inc.    Totals
                                  -------------   -------------------   -----------   -------------------    ------
Net Sales......................     $    400          $2,211,388        $  290,994          $13,020        $2,515,802
Other Income (loss)............       (5,882)                800           187,598               --           182,516
Net Income (loss)..............     (245,779)            141,736          (212,905)         (69,082)         (386,030)
Segment assets.................       52,729             535,132         1,432,541          166,069         2,186,471
Segment liabilities............       63,090             178,845           321,744          232,757           670,256

                                                  March 31, 1998
                                                  --------------
                                                                            Colorado
                                   Corporate and          David          Broadcasting,      Discontinued
                                   Eliminations    Entertainment, Inc.        Inc.           Operations         Totals
                                   -------------   -------------------   -------------   -------------------    ------
Net Sales.......................    $       --          $932,611          $  712,581         $353,128         $1,998,320
Other Income (loss).............       (94,705)               --             (64,749)         121,866            (37,588)
Net Income (loss)...............    (1,108,784)         (100,456)         (1,200,475)        (848,628)        (3,258,343)
Segment assets..................       524,598           395,388           9,409,797          418,166         10,747,949
Segment liabilities.............      (112,920)          139,557           2,207,990           48,000          2,282,627

Comparison of Years Ended March 31, 1998 and 1997

Corporate

         New Frontier Media, Inc.'s corporate office ("Corporate") functions as a holding company for its subsidiaries, and as such generates no independent income. Corporate incurs administrative expenses relating to the operation of its subsidiaries, particularly concerning financial, public relations, and capital raising activities. Corporate also incurs expenses related to the operation of the Company and its subsidiaries as a public entity, such as legal, accounting and public relations.

New Frontier Media, Inc.

         The Company's total revenue for 1998 was $1,645,192, down $870,610 (34.6%) from 1997. Giving full recognition to collected revenue arising from the sale of quarterly, semi-annual and annual subscriptions resulting from the Company's Colorado Satellite Broadcasting, Inc. subsidiary, revenue for 1998 was $2,092,136 as compared to $2,515,802 the prior year, down approximately 16.8%.

         The decrease in total revenue is largely attributable to a dramatic reduction in the demand for the Company's 12 inch laser disc home video products. Beginning in June, 1997, the Company's traditional video disc customer began to migrate to the new Digital Versatile Disc (DVD) format. As a result of the migration away from laser disc and toward DVD by the Company's wholesale and retail customers, the Company's David Entertainment, Inc. subsidiary generated revenue of $932,611 in 1998 as compared to $2,211,388 in 1997 (a reduction of 58%). As of January, 1998, the Company's David Entertainment, Inc. subsidiary has fully transitioned to providing feature films utilizing the DVD format exclusively. In June, 1998, the Company agreed to sell Boulder Interactive Group, Inc., its CD-ROM software publishing subsidiary, to Quarto Holdings, Inc. ("Quarto") and thus did not include approximately $348,261 in 1998 subsidiary revenue from continuing operations. The revenue shortfalls experienced by the transition from laser disc to DVD and the discontinued status of Boulder Interactive Group, Inc. were nearly entirely made up by the Company's Colorado Satellite Broadcasting, Inc. ("CSB") subsidiary which reported revenue of $712,581 and adjusted revenue (including full recognition of deferred revenue related to quarterly, semi-annual and annual subscriptions) of $1,159,525. CSB completed its acquisition of three subscription and pay-per-view based television networks on February 18, 1998 and began recording revenue generated from this acquisition on this date. The year ending March 31, 1998 represents approximately 41 days of revenue from the Company's CSB subsidiary.

         Cost of goods sold decreased to $2,021,404 for the 1998 year from $2,217,812 (a decrease of 8.9 percent) due to the Company's decision to discontinue the manufacture and sale of laser disc home video products resulting from a dramatic drop-off in demand for this product line.

         For the 1998 year, the Company generated a negative gross profit of $376,212 compared with gross profit of $297,990 for the prior year. The negative gross profit for the 1998 year was attributable to two factors: 1) the non-recognition of $446,944 in revenue actually collected related to quarterly, semi-annual and annual subscriptions sold by the Company's CSB subsidiary and 2) the dramatic drop-off in laser disc sales recorded by the Company's David Entertainment, Inc.
subsidiary.

         Company operating expenses for the 1998 year were $1,415,002 up form the prior year number of $931,342. The increase of $483,660 (52%) was largely attributable to increased salary, wages, benefits and general and administrative expenses associated with the Company's Colorado Satellite Broadcasting, Inc. subsidiary. Specifically, the Company increased its number of personnel to operate this subsidiary's subscription and pay-per-view business. In addition, goodwill amortization increased to $73,226, up from $0 the prior year also due to the acquisition.

         For the 1998 year, the Company's net loss from continuing operations widened to $1,950,668 from a total loss of $450,836 for the prior year. The increase in year-to-year net losses was due to the following: 1) the integration of the acquired subscription and pay-per-view television services into the Company and the costs incurred to adequately staff, upgrade systems and promote and market these services, 2) the increase travel expenditures associated with the Company's acquisition financing of $7.08 million and 3) the inability to recognize $446,944 of revenue generated from Colorado Satellite Broadcasting's sale of quarterly, semi-annual and annual subscriptions.

         In June, 1998, the Company completed a private placement of $1.75 million in convertible debentures and may, if certain conditions are met, the Company can require an additional $1.75 million of debentures to be purchased by the same institutional investors after 90 days from the placement date. Proceeds of this offering will be utilized to launch a fourth network called TeN: The Erotic Network. TeN will be targeted to a much broader distribution base including cable television system operators and DBS providers.

         Management believes that the Company will become profitable in the next two quarters based on the following: 1) the elimination, either through the sale or discontinuation of the Company's Boulder Interactive Group, Inc. and Fuzzy Entertainment, Inc. subsidiaries which collectively generated $1,595,548 in net losses for 1998, 2) the decision by Management to focus solely on the electronic distribution of adult entertainment content, 3) the full integration of the subscription and pay-per-view television acquisition and the resulting cost savings expected to be generated by the Company's absorption of this business, and 3) the launch of the Company's new network, TeN, which employs a more broadly accepted editing standard for adult programming.

Colorado Satellite Broadcasting ("CSB")

         Colorado Satellite Broadcasting reported sales of $712,581 up from $0 for the prior year. Giving full credit for unrealized revenue attributable to the sale of quarterly, semi-annual and annual subscriptions, sales (adjusted for unrealized subscriptions longer than one month) were $1,159,525, up from $0 the prior year. The increase in sales are entirely attributable to the CSB's February 18, 1998 acquisition of the subscription and pay-per-view television assets of Fifth Dimension. As a result of the acquisition date, only 41 days of revenue are attributable to the 1998 year.

         Operating expenses, largely consisting of play-back, broadcasting and transponder costs for the 1998 year were $1,227,150 up from $0. Gross profit for the year was a negative $514,569 without giving effect to unrealized revenue from non-monthly subscriptions. After fully crediting CSB for collected subscription longer than one month, gross profit, adjusted for non-monthly revenue realization, was negative $67,625. Management attributes the negative gross profit to 1) one-time integration costs associated with the broadcasting and play-out operation, 2) a temporary loss of continuity on subscription renewals due to a major overhaul and transfer of the call center function to Turnervision, Inc. in West Virginia and 3) transitional malaise associated with the predecessor company and its effect on advertising, marketing, distributor/dealer relations and confusion in the marketplace about the transfer of ownership.

         Management believes that the vast majority of the transition issues related to the acquisition and associated integration of assets are behind it and CSB should generate strong cash flow from its newly acquired subscription and pay-per-view television business in the coming quarters.

David Entertainment, Inc. ("David")

         David had net sales of $932,611 for the year compared to $2,211,388 for the prior year or a decrease of 58%. The decrease in sales is largely attributable to a dramatic reduction in the demand for David's 12 inch laser disc home video products. Beginning in June, 1997, the Company's traditional video disc customers began to migrate to the new Digital Versatile Disc (DVD) format. As of January, 1998, David has fully transitioned to providing feature films on the DVD format exclusively. Management believes that the DVD format should achieve critical mass in the U.S. within the next two quarters and that the Company's sales of DVD products should be equal to or higher than previous years' sales generated from laser disc products.

         Cost of goods sold for the David were $757,928 versus $1,961,933 or a decrease of 61% due to the Company's decision to discontinue the manufacture and sale of laser disc titles resulting from a dramatic drop-of in demand for these products. Operating expenses were $324,998 versus $71,216 for the prior year or an increase of 356%. This increase was due to a complete transition from third-party contracted distribution services to in-house personnel to handle all aspects of film licensing, replication, sales, marketing and distribution. In addition, David Entertainment, Inc. expended nearly $23 thousand on the development of a direct-sales web site.

         For the 1998 year, David generated a net loss from operations $150,315 versus net income of $178,239. Management anticipates revenue growth from David for the following reasons: 1) DVD technology has advanced considerably in terms of acceptance among US hardware purchasers, 2) The Company plans to aggressively cross promote David's DVD product line on its subscription and pay-per-view television networks and 3) David's web site, completed in April, 1998, gives David a direct sales capability with DVD consumers.

Boulder Interactive Group, Inc.  ("Inroads")

         In June, 1998, the Company agreed to sell its remaining interest in Inroads to Quarto Holdings, Inc. Inroads reported a 19.5% increase in sales for the 1998 year. Sales were $348,261 versus $290,994 for the prior year. Cost of goods sold increased to $683,555 from $245,589 the prior year resulting in a negative gross profit of $335,294 versus gross profit of $45,405. Operating expenses were $727,645 versus $510,715 for the prior year. Net losses from operations widened to $1,062,939 from $465,310 the prior year. Management attributes the increased year-to-year net loss to a declining market for reference CD-ROM software and a ramp-up in title development associated with the Quarto partnership.

Fuzzy Entertainment, Inc. ("Fuzzy")

         In March, 1998, the Company elected to discontinue Fuzzy. Fuzzy reported revenue of $4,867 versus $13,020 for the prior year. Cost of goods sold increased to $86,199 from $10,290 due to inventory write-downs associated with the Company's decision to discontinue operations. Operating expenses were $95,813 versus $71,812 for the prior year. Net loss was $177,144 versus a net loss of $69,082 for the prior year. Management elected to discontinue Fuzzy because of poor financial results and a decision to focus on its core subscription and pay-per-view television business.

Comparison of Years Ended March 31, 1997 and 1996

 New Frontier Media, Inc.

         The Company's total revenue for 1997 was $2,515,802, down $49,869 (1.9%) from 1996. Cost of sales increased to $2,217,812 from $1,843,765 the prior year, resulting in a $423,916 (58.7%) decrease in gross profit for the fiscal year ended March 31, 1997 from the same period the prior year. The small decrease in total revenue for 1997, as compared with 1996, is directly attributable to the normal new product development and introduction timeline experienced by Inroads as it develops and commercially exploits new titles under the agreement with Quarto. Total operating expenses increased $148,997 (19.0%), from $782,345 for the year ended March 31, 1996 to $931,342 for the year ended March 31, 1997, resulting in a net loss from operations of $450,836 for the fiscal year ended March 31, 1997. This increase was also due to Inroads beginning to develop and commercially exploit Quarto-based titles. In particular, Inroads dedicated significant resources to developing the In Focus and Cigar Companion titles, both of which were released after the end of the fiscal year. Operating expenses for NOOF and Inroads remained relatively constant for the year ($277,600 and $510,715, respectively), while operating expenses for DaViD increased to $71,216, from $6,801 for the same period the prior year (see Management's discussion concerning Inroads and DaViD, below). NOOF performs many administrative functions for Inroads, DaViD, and Fuzzy, and generates little or no revenue separately. As a result, NOOF reported total revenue of $400, total operating expenses of $277,600, and a net loss from operations of $277,200 for the fiscal year ended March 31, 1997, compared with a net loss from operations of $206,858 for the same period the prior year. Management attributes the higher net loss for the year ended March 31, 1997 to increased travel and lodging expenses, office expenses, employee benefits (health plan), and rent expense. NOOF will continue to show net operating losses in the future, as it continues to function as the administrative holding company for its subsidiaries.

 DaViD

         DaViD reported a $618,532 (38.8%) increase in revenue for the fiscal year ended March 31, 1997, to $2,211,388 from $1,592,856 for the same period the prior year; however, revenue and other financial results for DaViD for the fiscal year ended March 31, 1996 represent only six months' of operations for that year. DaViD reported total cost of sales of $1,961,933, operating expenses of $71,216, and pre-tax earnings of $179,039 for the year ended March 31, 1997, compared with total cost of sales of $1,215,543, operating expenses of $6,801, and pre-tax profit of $353,895 for the same period in the prior year. Management attributes the higher operating expenses for the year ended March 31, 1997 to increased legal costs, printing costs, and distribution expenses being allocated away from cost of sales to operating expense. Management anticipates revenue growth from DaViD, as Digital Versatile Disc (DVD) technology advances in acceptance in the consumer computer marketplace.

 Inroads

         In September, 1996, the Company sold 30 percent of its interest in Inroads to Quarto Holdings, Inc. ("Quarto") for $1,250,000 in cash and $525,000 worth of digital material. For accounting purposes, the digital material was valued at $0. Inroads also acquired the rights to develop and commercially exploit Quarto materials in digital formats as a result of this transaction. Since the date of the Quarto transaction, Inroads has allocated significant corporate resources to identifying, developing, and commercially exploiting its first Quarto-based products. Inroads reported total revenue of $290,994 for the fiscal year ended March 31, 1997, compared with $971,370 for the same period the prior year. Management attributes this 70 percent revenue decline to several factors, including diversion of the Inroads resources to the Ralston Purina project, normal delays in developing products under the Quarto agreement, and Inroad's evolving market focus from "edutainment" products to alternative and specialty products. See "BUSINESS." In addition, management attributes lower revenue figures to the underperformance of its distributors, and the transition of Inroads distribution strategy away from software retail outlets and toward direct sales.

         Inroad's latest CD-ROM products are targeted at enthusiasts and hobbyists, primarily as a result of the titles that Inroads is developing and commercially exploiting under the Quarto agreement. The Company is currently engaged in a dispute with Quarto. See "BUSINESS-Legal Proceedings." Inroads dedicated a major portion of its resources over the past several months to development of its Cigar Companion interactive CD-ROM, which was released to the market on July 1, 1997. Management believes that Inroads and the Company will realize revenues from Cigar Companion, based upon the surging popularity of cigars and cigar-related products in the United States. Cigar Afficianado magazine reports that in the first quarter of 1997, consumers in the United States purchased over 500 million cigars, a 96 percent increase over 1996 and a 300 percent increase over 1995.

         In addition to Cigar Companion, Inroads has developed and recently released a photography CD-ROM, In Focus, The Guide to Better Photography, utilizing the material acquired from Quarto. Inroads recently signed agreements for distribution of In Focus in Spain and Italy. In Focus is co-branded by Olympus America, which includes a free roll of film from Kodak for every person who registers the In Focus software with Inroads.

         Inroad's Multimedia Guns CD-ROM title was listed as the 17th-highest selling software title on PC Data's top-selling software list for April, 1997. Multimedia Guns reached number 15 on the PC Data list for June, 1997. Currently, Inroads only sells the Multimedia Guns title through Wal-Mart at full retail. Due to the success of Multimedia Guns in this limited distribution channel, CompUSA has agreed to carry the title. Management of Inroads anticipates sales of Multimedia Guns by CompUSA to meet or exceed sales of the title at Wal-Mart.

 Fuzzy Entertainment, Inc. dba In-Sight Editions ("In-Sight")

         The Company capitalized In-Sight in November and December, 1996. In-Sight reported total revenue of $13,020, cost of goods of $10,290, operating expenses of $71,812, and a net loss of $69,082 for the fiscal year ended March 31, 1997. In-Sight has not yet transitioned into the fully-operational stage. Most of In-Sight's operating expenses were attributable to consulting expense of $40,187.

Liquidity and Capital Resources

         The Company's cash and cash equivalents at March 31, 1998 were $503,123, down $356,264 from $859,387 at March 31, 1997. This relative stability of the Company's current assets was primarily the result of the Company's sale of 1,500,000 Units in a public offering for $7,087,500 cash (less offering expenses). The Company had cash and cash equivalents of $503,123 at March 31, 1998. Management believes that the Company has sufficient liquidity and capital to operate for the next twelve months.

         On June 3, 1998, pursuant to a private placement, the Company sold $1,750,000 of 8% convertible debentures, interest due quarterly and due on June 3, 2000. The debentures are convertible into shares of common stock of the Company at a conversion price for each share of common stock equal to the lesser of : (a) 125% of the closing price or (b) 90% of the market price on the conversion date.

ITEM 7.   FINANCIAL STATEMENTS.

         The consolidated financial statements of New Frontier Media, Inc. and its subsidiaries, including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

     None.

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS.

         The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this Report.


Name                 Age                       Position
----                 ---                       --------
Mark H. Kreloff..... 36  Chairman of the Board, President and Chief Executive
                         Officer, New Frontier Media, Inc.; Director, Inroads; Vice President and Director, DaViD; Director, In-Sight; President and Director, CSB.
Andrew V. Brandt.... 29  Senior Vice President, New Frontier; President and
                         Director, Inroads.
Michael Weiner...... 56  Executive Vice President, Secretary-Treasurer and
                         Director, New Frontier Media, Inc.; Director, Inroads; President, Secretary-Treasurer and Director,
                         DaViD; President, Secretary-Treasurer and Director, In-Sight; Vice President, Secretary-Treasurer and Director, CSB.
Daniel Bender......  51  Senior Vice President and Director, CSB.
Scott D. Wussow....  42  Chief Financial Officer, New Frontier Media, Inc.
Clive Ng...........  36  Director, New Frontier Media, Inc.
Koung Y. Wong......  45  Director, New Frontier Media, Inc.


    Mark H. Kreloff. Mr. Kreloff has held the title Chairman and Chief Executive Officer of New Frontier Media, Inc. since the Company's inception in September, 1995. Mr. Kreloff has been actively involved in the cable television, entertainment and computer software industries since 1977. Prior to founding the Company and during the four years immediately preceding his employment with the Company, he was the President and Chairman of the Board for LEI Partners, L.P., a LaserDisc publishing company; Elmfield IV, Inc., an entertainment production and distribution company, and California Software Partners, L.P., a computer software development and publishing company. Previously, Mr. Kreloff held the title Vice President, Mergers and Acquisitions, with Kidder Peabody & Co. and Drexel Burnham Lambert. From 1983 through 1986, Mr. Kreloff was employed by Butcher & Singer, Inc., a Philadelphia-based investment bank, in the Cable Television and Broadcast Media Group. From 1977 through 1983, Mr. Kreloff held a variety of positions, including Marketing Director, in his family's cable television system based in New Jersey. Mr. Kreloff is an honors graduate of Syracuse University and holds B.S. degrees in Finance and Public Communications.

         Andrew V. Brandt. Mr. Brandt has held the title of President of Boulder Interactive Group, Inc. since Inroads' inception in June, 1994. Mr. Brandt has extensive experience in software company management, 3-D computer graphics, user interface design, and software engineering. Prior to joining New Frontier Media, Inc., Mr. Brandt spent two years developing numerous 3-D graphics libraries and graphical user interfaces for a variety of platforms. Mr. Brandt developed a system for medical applications utilizing real-time, three-dimensional ultrasound acquisition and a video see-through head-mounted display. He also helped prototype the first digital video interactive system and led the port of Pixar's RenderMan to a supercomputer. Mr. Brandt graduated Magna Cum Laude from the University of California, San Diego with a B.S. in Computer Engineering and holds an M.S. in Computer Science from the University of North Carolina at Chapel Hill.

         Michael Weiner. Mr. Weiner has been the Executive Vice President and a director of New Frontier Media, Inc. since the Company's inception. Prior to founding the Company, Mr. Weiner was actively involved as a principal and director in a variety of publishing businesses, including a fine art poster company. Mr. Weiner has been actively involved in creative businesses for the past 25 years. His background includes 15 years in real estate development and syndication as well as ownership in various publishing companies. Mr. Weiner is a partner in the investment firm Maxim Financial Corporation, a private portfolio management company based in Boulder, Colorado. From June, 1995 to the present, Mr. Weiner has been Executive Vice President of the Company. For the 15 years prior to June, 1995, Mr. Weiner was self-employed as a real estate and business consultant.

         Daniel Bender. Mr. Bender will become Senior Vice President and a director of Colorado Satellite Broadcasting, Inc. upon completion of the Fifth Dimension assets acquisition. Mr. Bender has been actively involved in the satellite broadcasting industry for the past eleven years. In 1989, Mr. Bender founded Satellite Source Programming, Inc. ("SSP"). SSP was responsible for the sale and activation of 5 million C-band subscriber accounts through on-line service marketing. In 1993, Mr. Bender launched T.V. Erotica, an adult satellite subscription and pay-per-view service. Mr. Bender negotiated all key contracts with AT&T, General Instrument, and Denver Uplink as part of his responsibilities as CEO of T.V. Erotica. In 1995, T.V. Erotica's name was changed to XXXotica, and the service was expanded to several European markets. In 1996, Mr. Bender merged XXXotica with XTC Group to create Fifth Dimension, the largest C-band satellite adult network in the world.

         Scott D. Wussow. Mr. Wussow has eighteen years of accounting and finance experience, and is a Certified Public Accountant. He joined the Company as Chief Financial Officer on April 1, 1996.

For the past five years before joining the Company, Mr. Wussow was Chief Financial Officer for Hart Bornhoft Group, an investment firm. He was responsible for financial reporting, systems development, operations, compliance, and risk management. Previous to that, Mr. Wussow was Controller at Neodata Services, a publisher services company, and was Accounting Manager for a division of MCI Communications. While at MCI, Mr. Wussow was department head for general accounting and special projects for the Western Division start-up. Among his responsibilities was fixed asset accounting for the network system and the establishment of the customer service call center. Mr. Wussow graduated Magna Cum Laude from the University of Wisconsin at Eau Claire with a B.A. degree in Accounting.

         Clive C.N. Ng. Mr. Ng is Deputy Chairman of Pacific Media PLC, a publicly-listed UK company. Pacific Media PLC owns the United Artists Theaters Asia with United Artists Theaters of the US and with TVB of Hongkong, the Chinese Channel in Europe. Mr. Ng co-founded UIH Asia Holdings, a regional partnership to develop Asian cable television markets, as well as Spectradyne Asia, then the leader in the TV settop box business for hotels. In 1995 he led Pacific Media's purchase of a key share in one of Hongkong's leading ISP's, Hongkong Supernet. Mr. Ng earned a Bachelor of Arts degree from Syracuse University's School of Management in 1983, and earned a Master's Degree in Business Administration from New York University in 1985.

         Koung Y. Wong. Mr. Wong was born in Canton, China in 1952 and immigrated to the United States in 1969 with his family. He earned a Bachelor of Arts degree from City College of San Francisco in 1975, and studied Architecture at the University of California at Berkeley for one year. In 1976, Mr. Wong opened a stereo store, Wong's Hi-Fi, in San Francisco. For the last 21 years, Mr. Wong has been the president and sole shareholder of Wong's Audio-Visual, Inc. a leading commerce electronics hardware and software distribution company based in South San Francisco, California. Wong's Audio-Visual, Inc. includes a 20,000 square-foot corporate headquarters and distribution center and an 8,500 square-foot retail superstore in San Francisco.

         No director or executive officer of the Company is related to any other director or executive officer. None of the Company's officers or directors hold any directorships in any other public company. There are currently two outside directors on the Company's Board of Directors. The Company's compensation committee is comprised of Messrs. Kreloff, Weiner, and Wong. The Company's audit committee is comprised of Messrs. Kreloff, Ng and Wong. Fifth Dimension will be entitled to name one nominee to the Company's Board of Directors upon completion of the Fifth Dimension Assets Acquisition.

Section 16(a) Beneficial Ownership Reporting Compliance

         During the fiscal year ended March 31, 1998, Messrs. Kreloff, Weiner and Brandt each inadvertently failed to file on a timely basis a Form 4 Report with respect to private gift transactions effected in March 1998. With respect to Mr. Kreloff, the late filing related to one (1) gift transaction, with respect to Mr. Weiner, the late filing related to three (3) gift transactions, and with respect to Mr. Brandt, the late filing related to four (4) gift transactions. In none of the above transactions did any of such executive officers receive any compensation for the disposed shares.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the annual compensation paid to executive officers of the Company for the fiscal year ended March 31, 1998. No executive officer received annual compensation in excess of $100,000.

Name and                                                       Other Annual  Restricted Stock   Options/SA     LTIP      All Other
Principal Position              Year   Salary($)   Bonus($)    Compensation        Awards           Rs        Payouts  Compensation
------------------              ----   ---------   --------    ------------  ----------------   ----------    -------  ------------

Mark H. Kreloff, CEO, COO,
   Pres., and Chairman.......   1998    39,167      75,000          0                0              0            0         3,053
Michael Weiner, Sr. V.P.,
   Sec.-Treas. and Director..   1998    39,167      75,000          0                0                           0         6,229
Andrew V. Brandt, President,
   BIG.......................   1998    80,627           0          0                0              0            0         6,511
Scott D. Wussow, CFO.........   1998    55,108           0          0                0              0            0             0

Employment Agreements

         The Company has an employment agreement with Mr. Brandt. Such agreement will continue through August, 2000, unless earlier terminated for cause, and provides for annual compensation of $75,695. Mr. Brandt also has agreed not to solicit the Company's customers for a period of 5 years after his employment ends; however, courts frequently find noncompetition clauses in employment agreements to be unenforceable, or restrict the duration or geographic scope of such agreements. Accordingly, there can be no assurance that Mr. Brandt's agreement not to solicit would be enforced by a court if challenged.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         The following table sets forth, as of the date of this Report, the number and percentage of shares of outstanding Common Stock owned by each person owning at least 5% of the Company's Common Stock, each officer and director owning stock, and all officers and directors as a group:


Name of                                              Number
Beneficial Owner                           Shares Beneficially Owned   Percent
----------------                           -------------------------   -------

Mark H. Kreloff............................        1,014,000            15.50%
1050 Walnut Street, Suite 301
Boulder, CO 80302
Michael Weiner.............................          595,400             9.10%
1050 Walnut Street, Suite 301
Boulder, CO 80302
Andrew V. Brandt...........................          224,500             3.43%
1050 Walnut Street, Suite 301
Boulder, CO 80302

Maxim Corporation(1).......................          475,000             7.26%
1035 Pearl Street
Boulder, CO 80302

All officers and directors as a group
(7 persons)                                           22,500              .34%
                                                 -----------            ------
   Total...................................        2,331,400            35.64%
                                                 ===========            ======
-----------
(1) 195,000 Common Shares owned by Stephen P. Cherner; 80,000 Common Shares owned by Maxim Profit Sharing Plan; 200,000 Common Shares owned by Maxim Corporation. Mr. Cherner is the owner of Maxim Corporation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         As of March 31, 1998, the Company has notes payable to officers and shareholders bearing interest of 8.5%, unsecured and due on demand any time after December 31, 1996 in the amount of $106,465.

         On March 2, 1998, the Company loaned an entity owned by two major shareholders of the Company $100,000 in the form of a promissory note receivable. The note bears interest at 8% per annum, is due on demand after April 30, 1998 and is secured by common stock of the Company.

         The Company had an agreement with an entity related to a major shareholder to sell, package, handle, replicate and ship adult video disc titles at the Company's expense for a management fee of $35,000 per month through May 31, 1996 and $40,000 per month through July 1, 1997. As of July 1, 1997 this agreement was terminated and the Company assumed all responsibilities associated with the titles. During the years ended March 31, 1998 and 1997 this related entity withheld from sales of $353,293 and $2,236,143, replicating costs of $286,361 and $1,646,364 and management fees of $120,000 and $470,000, respectively. Included in accounts receivable at March 31, 1997 was $141,585 due from the related entity. Included in accounts payable at March 31, 1998 is $22,332 due to the related entity. In June 1995, the Company issued a three year note receivable to one of its officers in the amount of $38,000. The note requires interest only payments at a rate of 6.1%, payable on a quarterly basis with the principal due on August 31, 1998. Interest earned on this note for the years ended March 31, 1998 and 1997 was $2,318 and $2,318.

         The Company leases certain equipment and office space via entities controlled by an officer and shareholder on a month to month basis (see Note 6). During the years ended March 31, 1998 and 1997 the Company paid $87,033 and $116,549 to these entities relating to these leases.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS


     3.01 Articles of Incorporation of Company, with Amendment (incorporated by reference to Exhibit 3.01 of the Company's Registration Statement on Form SB-2 (File No. 333-35337) as amended (the "Registration Statement")).
     3.02     First Amended Bylaws of Company (incorporated by reference to
              Exhibit 3.02 of the Company's Registration Statement).
     4.01     Form of Common Stock Certificate (incorporated by reference to
              Exhibit 4.01 of the Company's Registration Statement).

    10.01 Asset Purchase Agreement Among the Company, CSB, Fifth Dimension Communications (Barbados) Inc., and Merlin Sierra, Inc.(incorporated by reference to Exhibit 10.01 of the Company's Registration Statement).
    10.02 Asset Purchase Agreement Among the Company, CSB, and 1043133 Ontario Inc.(incorporated by reference to Exhibit 10.02 of the Company's Registration Statement).
    10.03 Asset Purchase Agreement Among the Company, CSB, and 1248663 Ontario Inc.(incorporated by reference to Exhibit 10.03 of the Company's Registration Statement).
    10.04     Revocable Line of Credit Agreement (incorporated by reference to
              Exhibit 10.04 of the Company's Registration Statement).
    10.05 Promissory Note (incorporated by reference to Exhibit 10.05 of the Company's Registration Statement).
    10.07 Call Center Interim Service Agreement between the Company and 1248663 Ontario Inc.(incorporated by reference to Exhibit 10.07 of the Company's Registration Statement).
    10.08 Settlement and Stock and Warrant Transfer Agreement, dated June 16, 1998, by and among the Company, BIG, Quarto Holdings, Inc., Old Frontier Media, Inc., Mark Kreloff, Michael Weiner, Andrew Brandt and Scott Wussow.
    21.01     Subsidiaries of the Company.
    27.01     Financial Data Schedule.


REPORTS ON FORM 8-K

None.


                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NEW FRONTIER MEDIA, INC.

                                          /s/Mark H. Kreloff
                                          ------------------
                                          Mark H. Kreloff
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer


In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Capacity                                          Date
-----------------                                          ----


/s/Mark H. Kreloff                                         June 29, 1998
------------------
Name: Mark H. Kreloff
Title: Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

/s/Michael Weiner                                          June 29, 1998
-----------------
Name: Michael Weiner
Title: Director, Executive Vice President,
Secretary and Treasurer

/s/Scott Wussow                                            June 29, 1998
---------------
Name: Scott Wussow
Title: Chief  Financial Officer
(Principal Financial and Accounting Officer)

/s/Clive Ng                                                June 29, 1998
-----------
Name: Clive Ng
Title: Director

/s/Koung Y. Wong                                           June 29, 1998
----------------
Name:Koung Y. Wong
Title: Director

                           NEW FRONTIER MEDIA, INC.
                               AND SUBSIDIARIES

                              TABLE OF CONTENTS
                                                                       Page
                                                                       ----
Independent Auditors' Report                                            F-2

Consolidated Balance Sheets                                       F-3 - F-4

Consolidated Statements of Operations                                   F-5

Consolidated Statements of Changes in Shareholders' Equity              F-6

Consolidated Statements of Cash Flows                             F-7 - F-8

Notes to Consolidated Financial Statements                       F-9 - F-19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
New Frontier Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Frontier Media, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Media, Inc. and Subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Denver, Colorado
June 11, 1998, except for Note 13, as
  to which the date is June 26, 1998

                                             NEW FRONTIER MEDIA, INC.
                                                 AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                               MARCH 31, 1998 AND 1997

                                                      ASSETS

                                                                              1998             1997
                                                                          -----------      -----------
CURRENT ASSETS:
  Cash - restricted (Note 4)                                              $   253,123      $   109,387
  Investment in certificates of deposit - restricted (Notes 4 and 7)          250,000          750,000
  Accounts receivable (Note 3)                                                813,456          212,370
  Inventorles (Note 1)                                                        182,508          659,503
  Prepaid distribution and film exhibition rights (Note 1)                    721,062           82,250
  Trading securities, at market value                                         193,350            -
  Transponder deposit                                                         495,000            _
  Notes receivable - related parties (Note 3)                                 138,000            _
  Other                                                                       243,148           68,225
                                                                          -----------      -----------
    Total current assets                                                    3,289,647        1 881,735
                                                                          -----------      -----------

FURNITURE AND EQUIPMENT, at cost (Note 1)                                   1,113,428           65,552
  Less: accumulated depreciation and amortization                             (62,209)         (22,661)
                                                                          -----------      -----------
    Net furniture and equipment                                             1,051,219           42,891
                                                                          -----------      -----------

OTHER ASSETS:
  Notes receivable - related parties (Note 3)                                   -               38,000
  Accounts receivable - retainage (Note 1)                                    108,304           88,844
  Other
  Goodwill, less accumulated amortization of $73,226 (Note 1)               6,287,665            -
                                                                          -----------      -----------
    Total other assets                                                      6,407,083          261,845
                                                                          -----------      -----------
                                                                          $10,747,949      $ 2,186,471
                                                                          -----------      -----------
                                                                          -----------      -----------


See accompanying notes to consolidated financial statements.

                                             NEW FRONTIER MEDIA, INC.
                                                 AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                              MARCH 31, 1998 AND 1997

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              1998             1997
                                                                          -----------      -----------
CURRENT LIABILITIES:
  Accountspayable                                                         $   585,001      $   125,928
  Note payable (Note 2)                                                       500,000           -
  Notes payable related parties (Note 3)                                      106,465          139,573
  Current portion of obligations under capital lease (Note 6)                   6,041            5,139
  Lines of credit (Note 7)                                                      -              341,274
  Otheraccrued liabilities                                                    172,410           45,416
  Accrued disposal costs (Note 9)                                             459,050           -
  Deferred revenue (Note 1)                                                   446,944           -
                                                                          -----------      -----------
    Total current liabilities                                               2,275,911          657,330
                                                                          -----------      -----------

LONG-TERM DEBT - Obligations under capital leases (Note 6)                      6,716           12,926
                                                                          -----------      -----------
    Total liabilities                                                       2,282,627          670,256
                                                                          -----------      -----------

MINORITY INTEREST IN SUBSIDIARY (Notes 1 and 4)                                17,570          305,443
                                                                          -----------      -----------

COMMITMENTS (Note 6)

SHAREHOLDERS' EQUITY (Notes 1, 4 and 8):
  Common stock, $.0001 par value, 50,000,000
    shares authorized, 6,542,000 and 4,189,000,
    shares issued and outstanding, respectively                                   654              419
  Preferred stock, $.10 par value, 5,000,000 shares authorized:
    Class A, 0 and 10,000 shares issued and outstanding, respectively           -                1,000
    Class B, 0 and 5,000 shares issued and outstanding, respectively            -                  500
  Additional paid-in capital                                               12,265,249        1,768,661
  Deficit                                                                  (3,818,151)        (559,808)
                                                                          -----------      -----------
    Total shareholders' equity                                              8,447,752        1,210,772
                                                                          -----------      -----------
                                                                          $10,747,949      $ 2,186,471
                                                                          -----------      -----------
                                                                          -----------      -----------

See accompanying notes to consolidated financial statements.

                                             NEW FRONTIER MEDIA, INC.
                                                 AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year ended March 31.
                                                                          ----------------------------
                                                                              1998             1997
                                                                          -----------      -----------
SALES, net                                                                $ 1,645,192      $ 2,515,802

COST OF SALES                                                               2,021,404        2,217,812
                                                                          -----------      -----------

GROSS MARGIN                                                                 (376,212)         297,990
                                                                          -----------      -----------
OPERATING EXPENSES:
  Occupancy andequipment                                                      161,883          190,675
  Legal and professional                                                      117,466           67,625
  Advertising and promotion                                                   204,061          199,238
  Salaries, wages and benefits                                                574,546          236,017
  Communications                                                               22,854           32,137
  General and administrative                                                  205,071          129,615
  Goodwill amortization                                                        73,226           -
  Consulting                                                                   55,895           76,035
                                                                          -----------      -----------
    Total operating expenses                                                1,415,002          931,342
                                                                          -----------      -----------
OTHER INCOME (EXPENSE):
  Unrealized loss on trading securities                                       (31,785)
  Licensing fees and royalties                                                  -              191,995
  Licensing commissions                                                         -              (27,193)
  Interest income                                                               3,427           37,736
  Interest expense                                                           (131,096)         (20,022)
                                                                          -----------      -----------
    Total other income (expense)                                             (159,454)         182,516
                                                                          -----------      -----------
    Lossfromcontinuingoperations                                           (1,950,668)        (450,836)
                                                                          -----------      -----------

DISCONTINUED OPERATIONS (Note 9):
  Loss from operations of discontinued subsidiaries                        (1,136,498)          -
  Loss on disposal of discontinued subsidiaries, including provision
    of $35,000 for operating losses during the phase out period              (459,050)          -
                                                                          -----------      -----------
                                                                           (1,595,548)          -
                                                                          -----------      -----------
    Net loss before minority interest                                      (3,546,216)        (450,836)

 Minority interest in loss of discontinued subsidiary                         287,873           64,806
                                                                          -----------      -----------

NET LOSS                                                                  $(3,258,343)     $  (386,030)
                                                                          -----------      -----------
                                                                          -----------      -----------
NET LOSS PER COMMON SHARE FROM
  CONTINUING OPERATIONS (Note 1)                                          $      (.44)     $      (.09)
                                                                          -----------      -----------
                                                                          -----------      -----------
NET LOSS PER COMMON SHARE FROM
  DISCONTINUED OPERTIONS (Note 1)                                         $      (.29)     $    -
                                                                          -----------      -----------
                                                                          -----------      -----------

NET LOSS PER COMMON SHARE (Note 1)                                        $      (.73)     $      (.09)
                                                                          -----------      -----------
                                                                          -----------      -----------

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 1)                                4,460,744        4,188,459
                                                                          -----------      -----------
                                                                          -----------      -----------


See accompanying notes to consolidated financial statements.

                                    NEW FRONTIER MEDIA, INC.
                                        AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                              YEARS ENDED MARCH 31, 1998 AND 1997

                                                                   Class A               Class B
                                         Cornrnon Stock        Preferred Stock       Preferred Stock
                                      ---------------------   ------------------    ------------------   Additional
                                      $0.0001     Par Value   $0.10    Par Value    $0.10    Par Value    Paid-In
                                       Shares       Amount    Shares     Amount     Shares     Amount     Capital        Deficit
                                     ----------     ------   -------    --------    ------     ------   -----------    -----------
BALANCES, March 31, 1996              4,175,250     $  418    10,000    $  1,000        -      $   -    $   847,832    $  (173,778)

Issuance of subsidiary's cornmon
  stock, less offering costs of
  $11,085                                 -           -         -          -           -           -        863,915           -

Issuance of Class B preferred
  stock, less offering costs of
  $6,663                                  _          _          _          _         5,000       500         12,837           -

Issuance of common stock, less
  offering costs of $10,922             20,000          2       -          -           -          -          69,076           -

Retirement of common stock              (6,250)        (1)      -          -           -          -            -              -
                                     ----------     ------   -------    --------    ------     ------   -----------    -----------
Net loss                                  -           -         -          -           -          -            -              -

BALANCES, March 31, 1997              4,189,000        419    10,000       1,000     5,000        500     1,768,661       (559,808)

Issuance of common stock for
  services                                8,000          1      -           -          -          -          39,999           -

Conversion of preferred stock
  to common stock                         5,000       -      (10,000)     (1,000)   (5,000)      (500)        1,500           -

Issuance of common stock,
  less offering costs of
  $1,585,374                          1,500,000        150      -           -          -          -       6,184,476           -

Issuance of common stock for
  acquisition of assets                 840,000         84      -           -          -          -       4,199,916           -

Related party notes and
  accrued interest contributed
  as capital                               -          _         -           -          -          -          70,697           -
Net loss                                   -          -         -           -          -          -           -         (3,258,343)
                                     ----------     ------   -------    --------    ------     ------   -----------    -----------
BALANCES, March 31, 1998              6,542,000     $  654      -       $   -          -       $  -     $12,265,249    $(3,818,151)
                                     ----------     ------   -------    --------    ------     ------   -----------    -----------
                                     ----------     ------   -------    --------    ------     ------   -----------    -----------


See accompanying notes to consolidated financial statements.

                                             NEW FRONTIER MEDIA, INC.
                                                 AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year ended March 31,
                                                                          ----------------------------
                                                                              1998             1997
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $(3,258,343)     $  (386,030)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                            112,959           12,244
      Unrealized loss on securities                                             31,785           -
      Increase (decrease) in accounts payable                                  459,073          (60,814)
      Increase in accounts receivable                                         (620,546)          (1,885)
      Decrease (increase) in inventories                                       476,995         (305,414)
      Decrease in prepaid distribution rights                                    8,126           12,250
      Decrease (increase) in other assets                                      457,372         (141,715)
      Decrease in income tax receivable                                          -               72,500
      Increase in other accrued liabilities                                    126,994           29,854
      Minority interest in loss of subsidiary                                 (287,873)         (64,806)
      Increase in transponder deposit                                         (495,000)         -
      Increase in accrued disposal costs                                       459,050          -
      Increase in deferred revenue                                             446,944          -
      Stock issued for services                                                 40,000          -
                                                                          -----------      -----------
        Net cash used in operating activities                               (2,042,464)       (833,816)
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and furniture                                         (77,210)          (6,928)
  Increase in notes receivable - related party                               (100,000)          -
  Sale (purchase) of certificates of deposit                                  500,000         (750,000)
  Increase in trading securities                                             (193,350)          -
  Acquisition of Fifth Dimension assets                                    (4,281,284)          -
                                                                          -----------      -----------
       Net cash used in investing activities                               (4,151,844)        (756,928)
                                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligation                                         (5,308)          (1,245)
  Proceeds from line of credit                                                  -              341,274
  Payments on line of credit                                                 (341,274)          -
  Proceeds from note payable                                                  500,000           -
  Issuance of common stock, net of offering costs                           6,184,626           89,078
  Retirement of common stock                                                    -              (25,000)
  Issuance of preferred stock, net of offering costs                            -               13,337
  Issuance of subsidiary's common stock, net of offering costs                  -              863,915
  Increase in minority interest, net of offering costs of $4,751                -              370,249
                                                                          -----------      -----------
       Net cash provided by financing activities                            6,338,044        1,651,608
                                                                          -----------      -----------
                                                                          -----------      -----------

See accompanying notes to consolidated financial statements.

                                             NEW FRONTIER MEDIA, INC.
                                                 AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (Concluded)

                                                                              Year ended March 31,
                                                                          ----------------------------
                                                                              1998             1997
                                                                          -----------      -----------
NET INCREASE IN CASH                                                          143,736           60,864

CASH, beginning of year                                                       109,387           48,523
                                                                          -----------      -----------
CASH, end of year                                                         $   253,123      $   109,387
                                                                          -----------      -----------
                                                                          -----------      -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION - Interestpaid                                               $    93,508      $     5,487
                                                                          -----------      -----------
                                                                          -----------      -----------
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
  Purchase of equipment via capital lease obligation                      $    -           $    19,310
                                                                          -----------      -----------
                                                                          -----------      -----------
  Common stock issued for services                                        $    40,000      $    -
                                                                          -----------      -----------
                                                                          -----------      -----------
  Common stock issued for acquisition of Fifth Dimension assets           $ 4,200,000      $    -
                                                                          -----------      -----------
                                                                          -----------      -----------
  Related party notes payable and accrued interest contributed
    as capital                                                            $    70,697      $    -
                                                                          -----------      -----------
                                                                          -----------      -----------
  Reclassification of accrued interest payable to related party
    notes payable                                                         $    21,465      $    -
                                                                          -----------      -----------
                                                                          -----------      -----------

See accompanying notes to consolidated financial statements.

                           NEW FRONTIER MEDIA, INC.
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1998 AND 1997

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Business, and Consolidation

The Company was originally incorporated in the state of Colorado on February 23, 1988. On September 15, 1995 the Company acquired New Frontier Media, Inc. in a stock for stock exchange and changed the Company's name to New Frontier Media, Inc. ("NFMI" or the "Company"). For a period of five years preceding this acquisition the Company had not conducted any significant business operations. As of March 31, 1996 the Company had three wholly owned subsidiaries; Boulder Interactive Group, Inc. ("BIG") (a developer and publisher of entertainment and educational computer software on CD-ROM), David Entertainment, Inc. ("DVD") (distributor of adult laserdisc and digital video disc format titles) and FUZZY Entertainment, Inc. ("FUZZY") (developer and distributor of fine art posters and decorative art posters).

On September 20, 1996 Quarto Holdings, Inc. ("Quarto") purchased 1,714 newly issued common shares of BIG for a 30% minority interest (see Note 4).

On February 18, 1998 the Company purchased certain assets of Fifth Dimension Communications (Barbados) Inc. and its related entities ("Fifth Dimension") pursuant to an asset purchase agreement dated September 18, 1997. The Company subsequently contributed these assets to its newly formed wholly owned subsidiary Colorado Satellite Broadcasting, Inc. ("CSB"). The acquisition was completed through the issuance of 840,000 shares of the Company's common stock valued at $5.00 per share, warrants to purchase an additional 400,000 shares of the Company's common stock at $5.00 per share and the payment of $4,281,284 in cash. The acquisition was accounted for using the purchase method of accounting. The excess of the cost of the acquisition over the fair value of the assets acquired was recorded as goodwill. The acquisition was funded from the proceeds of a public offering of the Company's common stock which also closed on February 18, 1998. The Company raised approximately $6,184,000 net of offering costs, by selling 1,500,000 shares of the Company's common stock.

The Company, through its subsidiary CSB, and by reason of its consummation of its Asset Purchase Agreements with Fifth Dimension, is a provider of subscriber-based premium television channels ("premium channels" or "pay television") and transaction-based television networks ("pay-per-view"). CSB currently owns, operates and distributes three C-band adult programming networks: Extasy, True Blue, and Exotica. CSB is a provider of unedited adult programming via direct to home ("DTH") C-band satellite. CSB also provides its services through cable television and wireless cable television multiple system operators.

The accompanying consolidated financial statements include the historical accounts of NFMI, BIG DVD and FUZZY for all periods presented and CSB since inception. As a result of the issuance of the common stock of BIG, as mentioned above, the accompanying financial statements include 100% of the operations of BIG through September 20, 1996, and the minority interest in net loss of subsidiary represents 30% of the operations of BIG after that date. All intercompany accounts and transactions have been eliminated in consolidation.

                          NEW FRONTIER MEDIA, INC.
                              AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 1998 AND 1997
                                 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Accounts Receivable

In connection with BIG's sales and distribution of its products, BIG's major distributor withholds 10% of its sales for returns from retailers. Per the agreement dated December 23, 1994 with the distributor, these funds will be retained until the agreement is terminated, but at no time shall the reserve exceed the lesser of $150,000, or 10% of the total net receipts for the previous twelve months. The agreement automatically renews after its three year term on a year to year basis unless terminated by either party upon 180 days written notice. At March 31, 1998 and 1997, retention amounts included in trade accounts receivable were $108,304 and $88,844.

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

Income Taxes

Concurrent with the stock exchange discussed above, BIG terminated its subchapter S election effective July 31, 1995. The Company filed a consolidated income tax return with its subsidiaries through September 30, 1996 when a 30% minority interest was sold. Subsequent to September 30, 1996 the Company files a consolidated income tax return with its subsidiaries excluding BIG.

Cash Flows

For purposes of reporting cash flows, cash includes those investments which are short-term in nature (three months or less to original maturity), are readily convertible to cash, and represent insignificant risk of changes in value.

Prepaid Distribution Rights

Prepaid distribution rights include laserdisc and digital disc format title rights purchased under agreements for replication and distribution.

                           NEW FRONTIER MEDIA, INC.
                               AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MARCH 31, 1998 AND 1997
                                 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Film Exhibition Rights

Rights to exhibit films are recorded at cost and are amortized on a straight-line basis over the period of the contract, which is normally twenty-four months.

Revenue Recognition

Revenue from sales of television movie subscriptions from three to twelve months is recognized on a monthly basis over the term of the subscription.

Fair Value of Financial Instruments

The carrying amount of cash, certificates of deposit, accounts receivable, accounts payable and notes receivable and payable approximates fair value.

Long-Lived Assets

The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in its financial statements for the year ended March 31, 1998. The adoption of SFAS 121 had no material affect on the Company's financial statements. The Company reviews its long-lived assets for impairment to determine if the carrying amount of the asset is recoverable.

Goodwill

Goodwill, which resulted from the acquisition of assets from Fifth Dimension, as described above, is being amortized over a period of 120 months.

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

                           NEW FRONTIER MEDIA, INC.
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      YEARS ENDED MARCH 31, 1998 AND 1997
                                 (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Net Loss Per Share of Common Stock

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive. Preferred dividends of $3,417 have been added back to the net loss to arrive at net loss per common share for the year ended March 31, 1997. Net loss per common share from discontinued operations includes the minority interest in loss of discontinued subsidiary.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - NOTE PAYABLE

$500,000 note payable to an unrelated entity, dated August 29, 1997, secured by all of the assets of the Company and the common stock of the Company owned by the majority shareholders of the Company, bearing interest at 12% per annum and due on August 29, 1998.

NOTE 3 - RELATED PARTY TRANSACTIONS

                                                                                                  1998            1997
                                                                                             -------------    -------------
Notes payable to officers and shareholders bearing interest at 8.5%,
  unsecured and due on demand anytime after December 31, 1996                                $      99,981    $      85,000

Notes payable to entities, controlled by officers and shareholders, bearing interest at 8.5%, unsecured and due on demand anytime
  after December 31, 1996                                                                            6,484           54,573
                                                                                             -------------    -------------
                                                                                             $     106,465    $     139,573
                                                                                             =============    =============

On March 31, 1998, in connection with the discontinuance of the Company's subsidiary BIG, $54,573 of the above related party notes payable, plus accrued interest of $16,124 were forgiven and credited to additional paid in capital. In addition at March 31, 1998, $21,465 of accrued interest on the remaining note balances of $85,000 was credited to the notes. Included in other liabilities at March 31, 1997 was $26,574 of accrued interest relating to these notes.

On March 2, 1998, the Company loaned an entity owned by two major shareholders of the Company $100,000 in the form of a promissory note receivable. The note bears interest at 8% per annum, is due on demand after April 30, 1998 and is secured by common stock of the Company.

The Company had an agreement with an entity related to a major shareholder to sell, package, handle, replicate and ship adult video disc titles at the Company's expense for a management fee of $35,000 per month through May 31, 1996 and $40,000 per month through July 1, 1997. As of July 1, 1997

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED MARCH 31, 1998 AND 1997
                                  (Continued)

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

this agreement was terminated and the Company assumed all responsibilities associated with the titles. During the years ended March 31, 1998 and 1997 this related entity withheld from sales of $353,293 and $2,236,143, replicating costs of $286,361 and $1,646,364 and management fees of $120,000 and $470,000, respectively. Included in accounts receivable at March 31, 1997 was $141,585 due from the related entity. Included in accounts payable at March 31, 1998 is $22,332 due to the related entity. In June 1995, the Company issued a three year note receivable to one of its officers in the amount of $38,000. The note requires interest only payments at a rate of 6.1%, payable on a quarterly basis with the principal due on August 31, 1998. Interest earned on this note for the years ended March 31, 1998 and 1997 was $2,318 and $2,318.

The Company leases certain equipment and office space via entities controlled by an officer and shareholder on a month to month basis (see Note 6). During the years ended March 31, 1998 and 1997 the Company paid $87,033 and $116,549 to these entities relating to these leases.

NOTE 4 - SHAREHOLDERS' EQUITY

Common Stock

For the year ended March 31, 1996 the Company issued 195,250 units (one share of common stock and one Class A warrant to purchase one share of common stock at an exercise price of $5.50 expiring December 13, 1997) through a private placement memorandum at a price of $4.00 per unit. In December, 1996, 6,250 units were retired at the original subscription price.

On February 18, 1998 the Company issued 1,500,000 units (one share of common stock and one warrant to purchase one share of common stock at an exercise price of $6.50 expiring February 18, 2003) in a public offering for cash of $7,770,000 less offering costs of $1,585,374. A portion of these proceeds along with the issuance of 840,000 shares of common stock valued at $5.00 per share were used to acquire certain assets of Fifth Dimension (see Note 1).

In addition, in connection with the public offering, 150,000 warrants to purchase one share of common stock at an exercise price of $6.75 expiring February 18, 2003 were issued to the underwriter .

Preferred Stock

In February, 1997 the Company issued 5,000 shares of Series B, 8% cumulative, convertible preferred stock at $4.00 per share. Each Series B preferred share is convertible into one share of the Company's common stock subject to certain conditions.

As of September 30, 1997, each share of Class A preferred stock was given back to the Company and the shares were retired. In addition the Class B preferred stock was converted into 5,000 shares of common stock. The dividends in arrears on both the Class A and B preferred stock were forgiven in the above transactions.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1998 AND 1997
                                  (Continued)

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

In connection with the purchase, NFMI entered into a stockholder agreement with Quarto whereby at least 75% of stockholder approval is necessary to approve certain actions taken on behalf of BIG. The agreement enumerates various actions and restrictions as it relates to the operations of BIG, specifically (1) that the funding proceeds can only be used to fund BIG's development and commercialization of CD-ROM titles and (2) 75% shareholder approval is required before encumbering any assets of BIG. Therefore, cash and certificates of deposit of $250,000 and $841,568 at March 31, 1998 and 1997 were restricted to BIG's operations and could not be used for the operations of NFMI or its affiliates (see Note 7).

In connection with the above transaction, Quarto purchased a warrant from NFMI for $400 cash which allows the right to purchase up to 400,000 common shares of NFMI at an exercise price of $6.00 per share expiring on September 20, 2001.

As mentioned in Note 13, the above warrants were retired.

NOTE 5 - INCOME TAXES

The Company has an unused net operating loss carry forward of approximately $2,400,000 for income tax purposes, of which approximately $240,000 expires in 2012 and the remainder in 2013. In addition, the Company's 70% owned subsidiary BIG, which is not part of the consolidated income tax return, has a net operating loss of approximately $1,160,000 of which approximately $216,000 expires in 2012 and the remainder in 2013. This net operating loss carryforward may result in future income tax benefits; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of March 31, 1998 and 1997 are as follows:

                             NEW FRONTIER MEDIA, INC.
                                 AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1998 AND 1997
                                   (Continued)

NOTE 5 - INCOME TAXES (continued)

                                                                                      1998                      1997
                                                                                ----------------          ------------
Deferred tax liabilities                                                        $       -                 $     -
                                                                                ================          =============
Deferred tax assets:
   Net operating loss carry forwards                                            $        898,206          $      78,544
   Deferred revenue                                                                      167,604                -
                                                                                ----------------          -------------
         Total deferred tax assets                                                     1,065,810                 78,544
   Valuation allowance for deferred tax assets                                        (1,065,810)               (78,544)
                                                                                ----------------          -------------
                                                                                $       -                 $     -
                                                                                ================          =============


The valuation allowance for deferred tax assets was increased by $987,266 and $76,123 during 1998 and 1997 respectively.

As a result of the disposition of BIG and FUZZY as discussed in Note 9, approximately $1,400,000 of the above NOL will not be available to the Company.

NOTE 6 - COMMITMENTS AND AGREEMENTS

The Company has leases for office space and equipment under various operating and capital leases. Included in furniture and equipment at March 31, 1998 is $19,310 of equipment under capital lease and accumulated depreciation relating to this lease of $11,586. In addition, CSB has entered into sub-lease agreements with Fifth Dimension for the use of transponders to broadcast CSB's channels on satellites.

Future minimum lease payments under these leases as of March 31, 1998 are as follows:

Year ended                                                              Principal Due
 March 31,                           Operating            Capital       Capital Lease
----------                         ------------          ---------      -------------
  1999                             $  6,889,968          $   7,609        $  6,041
  2000                                4,729,968              6,473           5,706
  2001                                  929,968              1,065           1,010
  2002                                    8,328              -                -
                                   ------------          ---------        --------
                                   $ 12,558,232             15,147        $ 12,757
                                   ============                           ========
Less amount representing interest                            2,390
                                                         ---------
Present value of net minimum lease payments              $  12,757
                                                         =========

Total rent expense for the years ended March 31, 1998 and 1997, was $810,602, which includes transponder payments, and $136,013, respectively.

In connection with the asset purchase agreement with Fifth Dimension (see Note
1), CSB has entered into a three year uplink service agreement requiring monthly payments of $80,000. The agreement can be terminated upon 30 days written notice for a termination fee of $21,800 and one half of the remaining payments or $200,000, whichever is greater.

The Company has agreed to pay Fifth Dimension "formula profits" (total revenue from CSB's operations less actual operating costs) exceeding $2,000,000 for the first twelve months after closing.

                             NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1998 AND 1997
                                   (Continued)

NOTE 7 - LINES OF CREDIT

The Company had lines of credit with a banking institution as follows:

                                                           1998                 1997
                                                        ---------            ---------
$250,000 line of credit, dated November 4, 1996,
bearing interest at 7.950%, due November 4, 1997
secured by certificate of deposit                       $   -                $ 247,241

$100,000 line of credit, dated February 11, 1997,
bearing interest at 8.280%, due November 4, 1997
secured by certificate of deposit                           -                   94,033
                                                        ---------            ---------
                                                        $   -                $ 341,274
                                                        =========            =========

The two certificates of deposit securing the above lines of credit were held in the name of the Company's subsidiary BIG.

NOTE 8 - STOCK WARRANTS

The Company has no formal stock option plan; however, it has granted warrants to officers and employees allowing them to purchase common stock of the Company at a price in excess of the market value of the stock at date of grant. Warrants granted are for a three-year term.

In addition, common stock warrants have been issued in connection with certain offerings of stock, and in connection with a financial advisory agreement (see
Note 4). At March 31, 1998, warrants to purchase common stock at various prices were outstanding which expire as follows:

      Expiration Date                       Warrants            Exercise Price
      ---------------                       ---------           --------------
      September, 2001                         400,000*               6.00
      February, 2003                        1,500,000                6.50
      February, 2003                          150,000                6.75
                                            ---------
                                            2,050,000
                                            =========

*As discussed in Note 13, these warrants were retired in connection with the sale of BIG.

The following table describes certain information related to the Company's compensatory stock warrant activity for the year ending March 31, 1997. There were no compensatory stock warrants granted, exercised, forfeited or expired for the year ending March 31, 1998.

                                                                             Number               Weighted Average
                                                                           of Warrants             Exercise Price
                                                                           ------------           ----------------
  Outstanding, March 31, 1996                                                     -                    $   -
  Grants during 1997 - Exercise price > market price                            146,666                  6.00
  Exercised, forfeited and expired during 1997                                     -                       -
                                                                           ------------
  Outstanding and exercisable, March 31, 1997 and 1998                          146,666                  6.00
                                                                           ============

                              NEW FRONTIER MEDIA, INC.
                                  AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MARCH 31, 1998 AND 1997
                                   (Continued)

NOTE 8 - STOCK WARRANTS (continued)

The weighted average grant date fair value of the warrants granted in 1997 was as follows:

                Exercise price > market price                 $ .9052
                                                              =======

The fair value of each option warrant is estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of 6.50%; dividend yield of -0-%; expected life three years; and volatility of 16.71%.

A summary of the Company's outstanding and exercisable stock warrants as of March 31, 1998 are as follows:

                                                                                                Weighted Average
                                                                          Number              Remaining Contractual
Exercise prices                                                         of Warrants               Life (months)
---------------                                                         -----------           ---------------------
         $6.00
           Outstanding and exercisable                                      546,666                    36
         $6.50
           Outstanding and exercisable                                    1,500,000                    59
         $6.75
           Outstanding and exercisable                                      150,000                    59

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

                                                            March 31,
                                                              1997
                                                           ----------
    Net loss                                               $ (518,805)
                                                           ==========
    Net loss per share                                     $     (.12)
                                                           ==========

NOTE 9 - DISCONTINUED OPERATIONS

As of March 31, 1998, the Company formalized its plan to discontinue the operations of its subsidiaries BIG and FUZZY. Accordingly, operating results have been reclassified and reported in discontinued operations. The Company has sold its interest in BIG to Quarto (see Note 13) and is in the process of discontinuing FUZZY and expects the transaction to be completed in fiscal 1999. Management has accrued a $459,050 anticipated loss on the disposition of these subsidiaries. Operating results of discontinued operations are as follows:

                                                1998                 1997
                                            ------------          ----------
     Revenues                               $    474,994          $  491,612
     Loss before minority interest            (1,136,498)           (346,794)
     Net loss                                   (848,625)           (281,987)

                             NEW FRONTIER MEDIA, INC.
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        YEARS ENDED MARCH 31, 1998 AND 1997
                                    (Continued)

NOTE 9 - DISCONTINUED OPERATIONS (continued)

Assets and liabilities of discontinued operations are as follows at March 31:

                                     1998                1997
                                  ----------          ----------
     Current assets               $  259,893          $1,598,610
     Noncurrent assets               158,273               3,186
                                  ----------          ----------
                                  $  418,166          $1,601,796
                                  ==========          ==========

     Current liabilities          $   41,284          $  554,501
     Long-term debt                    6,716              12,926
                                  ----------          ----------
                                  $   48,000          $  567,427
                                  ==========          ==========

NOTE 10 - SEGMENT INFORMATION

The Financial Accounting Standards Board has released statement #131 "Disclosures about Segments of an Enterprise and Related Information" which will be effective for all financial reporting periods subsequent to December 15, 1997. This statement requires the reporting of certain information about operating segments. The following table reflects certain information as promulgated by the statement for the years ended March 31, 1997 and 1998:

                                                  March 31, 1997

                                                                                            Corporate
                                                                                              and
                                   DVD                 BIG                 FUZZY          Eliminations           Totals
                               -----------        ------------        ------------        ------------         -----------
Net sales                      $ 2,211,388        $    290,994        $     13,020        $        400         $ 2,515,802
Other income (loss)                    800             187,598                -                 (5,882)            182,516
Net income (loss)                  141,736            (212,905)            (69,082)           (245,779)           (386,030)
Segment assets                     535,132           1,432,541             166,069              52,729           2 186,471
Segment liabilities                178,845             321,744             232,757             (63,090)            670,256

                                                  March 31, 1998

                                                                                           Corporate
                                                                      Discontinued            and
                                   DVD                 CSB             Operations         Eliminations           Totals
                               -----------        ------------        ------------        ------------         -----------
Net sales                      $   932,611        $    712,581        $    353,128        $       -            $ 1,998,320
Other income (loss)                   -                (64,749)            121,866             (94,705)            (37,588)
Net income (loss)                 (100,456)         (1,200,475)           (848,625)         (1,108,787)         (3,258,343)
Segment assets                     395,388           9,409,797             418,166             524,598          10,747,949
Segment liabilities                139,557           2,207,990              48,000            (112,920)          2,282,627

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       YEARS ENDED MARCH 31, 1998 AND 1997
                                  (Concluded)

NOTE 11 - RISKS AND UNCERTAINTIES

CSB, as sublessee of the transponders under the transponder agreements, is subject to arbitrary refusal of service by the service provider if that service provider determines that the content being transmitted by the Company is harmful to the service provider's name or business. Any such service disruption would substantially and adversely affect the financial condition of the Company (see Notes 1 and 6).

The Company has deposits in a bank in excess of the FDIC insured amounts of $100,000. The amount in excess of the $100,000 is subject to loss should the bank cease business.

NOTE 12 - SUBSEQUENT EVENT

On June 3, 1998, pursuant to a private placement, the Company sold $1,750,000 of 8% convertible debentures, interest due quarterly and due on June 3, 2000. The debentures are convertible into shares of common stock of the Company at a conversion price for each share of common stock equal to the lesser of : (a) 125% of the closing price or (b) 90% of the market price on the conversion date.

NOTE 13 - EVENT SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS' REPORT

On June 26, 1998, the Company finalized the sale of it's 70% interest in BIG to Quarto. In connection with the settlement, any and all claims arising from its business with Quarto were settled. In addition, Quarto's warrant to purchase 400,000 shares of common stock of the Company was returned to the Company for cancellation.
                                     F-19