Form 10KSB/A
period 1998-03-31
NEW FRONTIER MEDIA INC /CO/
filed 1998-07-07
CIK 847383

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

                                                SPICER, JEFFRIES & CO.

Denver, Colorado
June 11, 1998, except for Note 13, as
  to which the date is June 26, 1998

                                             NEW FRONTIER MEDIA, INC.
                                                 AND SUBSIDIARIES

                                            CONSOLIDATED BALANCE SHEETS
                                               MARCH 31, 1998 AND 1997

                                                      ASSETS

                                                                              1998             1997
                                                                          -----------      -----------
CURRENT ASSETS:
  Cash - restricted (Note 4)                                              $   253,123      $   109,387
  Investment in certificates of deposit - restricted (Notes 4 and 7)          250,000          750,000
  Accounts receivable (Note 3)                                                813,456          212,370
  Inventorles (Note 1)                                                        182,508          659,503
  Prepaid distribution and film exhibition rights (Note 1)                    721,062           82,250
  Trading securities, at market value                                         193,350            -
  Transponder deposit                                                         495,000            _
  Notes receivable - related parties (Note 3)                                 138,000            _
  Other                                                                       243,148           68,225
                                                                          -----------      -----------
    Total current assets                                                    3,289,647        1 881,735
                                                                          -----------      -----------

FURNITURE AND EQUIPMENT, at cost (Note 1)                                   1,113,428           65,552
  Less: accumulated depreciation and amortization                             (62,209)         (22,661)
                                                                          -----------      -----------
    Net furniture and equipment                                             1,051,219           42,891
                                                                          -----------      -----------

OTHER ASSETS:
  Notes receivable - related parties (Note 3)                                   -               38,000
  Accounts receivable - retainage (Note 1)                                    108,304           88,844
  Other                                                                        11,114          135,001
  Goodwill, less accumulated amortization of $73,226 (Note 1)               6,287,665            -
                                                                          -----------      -----------
    Total other assets                                                      6,407,083          261,845
                                                                          -----------      -----------
                                                                          $10,747,949      $ 2,186,471
                                                                          -----------      -----------
                                                                          -----------      -----------


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