Form 10QSB
period 1998-06-30
NEW FRONTIER MEDIA INC /CO/
filed 1998-08-14
CIK 847383

                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

(X) Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
     for the Quarterly Period Ended:    June 30, 1998

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

6,542,000 common shares, were outstanding as of June 30, 1998.

                          NEW FRONTIER MEDIA, INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                        ASSETS
                                                                                               June 30,            March 31,
                                                                                                 1998                1998
                                                                                           ----------------     ----------------
CURRENT ASSETS
  Cash                                                                                     $        744,702     $        253,123
  Investment in certificate of deposit                                                                    0              250,000
  Trading securities, at market value                                                               109,180              193,350
  Accounts receivable                                                                               925,028              813,456
  Inventories                                                                                       226,698              182,508
  Prepaid distribution rights                                                                       883,684              721,062
  Prepaid expenses                                                                                  183,187              495,000
  Note receivable - related parties                                                                 100,000              138,000
  Other                                                                                             323,324              243,148
                                                                                           ----------------     ----------------
         Total Current Assets                                                                     3,495,803            3,289,647
                                                                                           ----------------     ----------------

FURNITURE & EQUIPMENT, at cost                                                                    1,074,547            1,113,428
  Less: Accumulated depreciation                                                                    (85,282)             (62,209)
                                                                                           ----------------     ----------------
         Net Furniture & Equipment                                                                  989,265            1,051,219
                                                                                           ----------------     ----------------

OTHER ASSETS
  Other                                                                                               5,818               11,114
  Deferred debt offering costs, net                                                                  89,375                    0
  Accounts receivable - retainage                                                                         0              108,304
  Goodwill, net                                                                                   6,128,071            6,287,665
                                                                                           ----------------     ----------------
         Total Other Assets                                                                       6,223,264            6,407,083
                                                                                           ----------------     ----------------
TOTAL ASSETS                                                                               $     10,708,332     $     10,747,949
                                                                                           ================     ================




     See notes to unaudited condensed consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               June 30,            March 31,
                                                                                                 1998                1998
                                                                                           ----------------     ----------------
CURRENT LIABILITIES
  Accounts payable                                                                         $        569,744     $        585,001
  Accounts payable - related parties                                                                122,791              106,465
  Current portion of capital leases                                                                       0                6,041
  Accrued disposal costs                                                                                  0              459,050
  Deferred revenue                                                                                  918,272              446,944
  Notes payable                                                                                     500,000              500,000
  Other accrued liabilities                                                                          88,534              172,410
                                                                                           ----------------     ----------------
         Total Current  Liabilities                                                               2,199,341            2,275,911
                                                                                           ----------------     ----------------

LONG TERM DEBT      Capital leases payable                                                                0                6,716
                                                                                           ----------------     ----------------
         Total Liabilities                                                                        2,199,341            2,282,627
                                                                                           ----------------     ----------------

MINORITY INTEREST                                                                                         0               17,570
                                                                                           ----------------     ----------------

  Common stock, $.0001 par value                                                                        654                  654
  8% Convertible Debentures                                                                       1,750,000                    0
  Additional paid in capital                                                                     11,144,171           12,265,249
  Deficit                                                                                        (4,385,834)          (3,818,151)
                                                                                           ----------------     ----------------
         Total Shareholders' Equity                                                               8,508,991            8,447,752
                                                                                           ----------------     ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $     10,708,332     $     10,747,949
                                                                                           ================     ================


     See notes to unaudited condensed consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                    Three Months Ended
                                                                                                         June 30,
                                                                                           -------------------------------------
                                                                                                 1998                 1997
                                                                                           ----------------     ----------------
REVENUES, net                                                                              $      1,979,669     $        479,330

OPERATING EXPENSES
  Programming and broadcasting                                                                    1,629,463                    0
  Call center expense                                                                               252,847                    0
  Subscriber acquisition marketing and advertising                                                  513,823                    0
  Cost of goods sold                                                                                 72,793              451,783
  Occupancy and equipment                                                                            61,260               32,427
  Depreciation & amortization                                                                       223,770                3,603
  Legal and professional                                                                             59,026               30,264
  Advertising and promotion                                                                         286,753               67,676
  Salaries, wages and benefits                                                                      340,890               68,812
  Communications                                                                                     30,986                7,785
  Research and Development                                                                                0                7,048
  Consulting                                                                                         78,307               18,256
  General and administrative                                                                        139,917               41,241
                                                                                           ----------------     ----------------
      Total Operating Expenses                                                                    3,689,835              728,895
                                                                                           ----------------     ----------------
NET LOSS FROM OPERATIONS                                                                         (1,710,166)            (249,565)

OTHER INCOME (EXPENSE)
  Licensing fees, net of commissions                                                                      0               22,582
  Gain on disposal of operations                                                                     14,313                    0
  Loss on trading securities                                                                        (19,850)
  Interest income                                                                                     5,266               12,068
  Interest expense                                                                                  (28,178)             (10,878)
                                                                                           ----------------     ----------------
      Total Other Income                                                                            (28,449)              23,772
                                                                                           ----------------     ----------------
      Net Loss before income taxes and Minority Interest                                         (1,738,615)            (225,793)
                                                                                           ----------------     ----------------

INCOME TAXES                                                                                              0                    0
                                                                                           ----------------     ----------------
      Net Loss before Minority Interest                                                          (1,738,615)            (225,793)

Minority Interest in Loss of Subsidiary                                                                   0               21,808
                                                                                           ----------------     ----------------
NET LOSS                                                                                   $     (1,738,615)    $       (203,985)
                                                                                           ================     ================
NET LOSS PER COMMON SHARE                                                                            ($0.27)              ($0.05)
                                                                                           ================     ================
WEIGHTED AVERAGE SHARES OUTSTANDING                                                               6,542,000            4,192,511
                                                                                           ================     ================

     See notes to unaudited condensed consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    Three Months Ended
                                                                                                         June 30,
                                                                                           -------------------------------------
                                                                                                 1998                 1997
                                                                                           ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
                  Net Income (Loss)                                                        $     (1,738,615)    $       (203,985)
                  Adjustments to reconcile net income (loss)
                    to net cash used in operating activities:
                      Depreciation and amortization                                                 339,755                3,603
                      Gain on disposal of subsidiary                                                (14,313)                   0
                      Loss on trading on securities                                                  19,850                    0
                      Issuance of common stock for services                                               0               15,000
                      Increase (decrease) in accounts payable                                         2,523              (11,773)
                      (Increase) decrease in accounts receivable                                    (33,362)             121,465
                      (Increase) decrease in inventories                                            (44,190)             (93,708)
                      (Increase) decrease in prepaid distribution rights                           (278,607)              13,250
                      (Increase) decrease in prepaid expenses                                       311,813                    0
                      (Increase) decrease in other assets                                          (114,790)              11,148
                      Decrease in minority interest                                                       0              (21,808)
                      Increase in deferred revenue                                                  471,328                    0
                      Increase (decrease) in other accrued liabilities                              (59,544)               2,743
                                                                                           ----------------     ----------------
                        Net cash used in operating activities                                    (1,138,152)            (164,065)
                                                                                           ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
                  Purchase of equipment and furniture                                               (43,010)             (16,379)
                  Proceeds from sale of trading securities                                          152,877                    0
                  Purchase of trading securities                                                    (88,557)                   0
                  Disposal of subsidiary, net of cash paid                                          (40,313)                   0
                  Redemption of certificates of deposit                                                   0              199,105
                                                                                           ----------------     ----------------
                        Net cash used in investing activities                                       (19,003)             182,726
                                                                                           ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
                  Payments on capital lease obligations                                                   0               (1,361)
                  Proceeds from line of credit                                                            0                7,341
                  Issuance of common stock, net of offering costs                                         0                7,533
                  Decrease in related party notes receivable                                         (8,006)                   0
                  Retirement of common stock                                                              0              (37,175)
                  Issuance of convertible debentures, net of offering costs                       1,656,740                    0
                                                                                           ----------------     ----------------
                        Net cash provided by financing activities                                 1,648,734              (23,662)
                                                                                           ----------------     ----------------

NET INCREASE (DECREASE) IN CASH                                                                     491,579               (5,001)

CASH, BEGINNING OF PERIOD                                                                           253,123              109,387
                                                                                           ----------------     ----------------
CASH, END OF PERIOD                                                                        $        744,702     $        104,386
                                                                                           ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS

                  Interest Paid                                                                         213                    0
                  Income Taxes Paid                                                                       0                    0


SUPPLEMENTAL DISCLOSURE OF NON-CASH ITEMS

                  Common stock issued for services                                                        0               15,000

         See notes to unaudited condensed consolidated financial statements.

                          NEW FRONTIER MEDIA, INC.
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1998


NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Business, and Consolidation

    The accompanying unaudited condensed consolidated financial statements include the accounts of NFMI and its wholly owned subsidiaries David Entertainment, Inc. ("DAVID") and Fuzzy Entertainment, Inc. ("FUZZY") and Colorado Satellite Broadcasting, Inc. ("CSB").

    Its 70% interest in Boulder Interactive Group, Inc. ("BIG") was sold on June 26, 1998. All adjustments consisting of normal accruals and elimination of intercompany accounts and transactions, which in the opinion of management, are necessary for a fair presentation, have been reflected in the accompanying financial statements.

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


PART 1 ITEM 2    MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

1) Overview

    All of the Company's current revenues are derived through its wholly owned subsidiaries David Entertainment, Inc., Fuzzy Entertainment, Inc., and Colorado Satellite Broadcasting, Inc. The Company's offices are located at 1050 Walnut Street, Suite 301, Boulder, CO 80302. The telephone number is
    (303) 444-0632.

2) Results of Operations

    First Quarter 1998 Compared to First Quarter 1997

    New Frontier Media, Inc. ("NOOF" or the "Company")

    The Company functions as a holding company for its subsidiaries, and such generates no independent income. The Company incurs administrative expenses such as accounting, auditing, public relations, investor relations and legal.

    For the three month period ended June 30, 1998, the Company reported no income and an operating loss of $168,896, compared with an operating loss of $129,222 for the same period the prior year. The increase of $39,674 for the period was due primarily to increased interest expense ($25,096 in 1998 versus $7,318 in 1997) from the issuance of 8% Convertible Debentures and note payable issuance, and increased legal expense ($40,126 in 1998 versus $27,401 in 1997).

    Boulder Interactive Group, Inc. dba Inroads Interactive ("Inroads")

    In June 1998 the Company sold its remaining interest in Inroads to Quarto Holdings, Inc. The Company had discontinued operations for reporting purposes as of March 31, 1998. The disposal of the business resulted in a $14,313 gain during the current quarter. Sales, cost of sales, and operating expenses have been eliminated in the results of operations for the current quarter.

    DaVid Entertainment, Inc. ("DaViD")

    DaViD had sales of $115,726 for the period, down from $378,049 in the prior year period. Sales were limited by the advent of the DVD format and resulting consumer slow down in laser disc purchases. Operating expenses were $87,992 versus $123,835 last year due primarily to elimination of the distribution agreement with ELM Releasing, LP. and lower corresponding expenses associated with direct management of the distribution function. Net loss was $44,717 compared to a loss of $14,050 for the prior year period. Management expects that profitability will return in the following quarters as the DVD format gains acceptance.

    Fuzzy Entertainment, Inc. dba In-Sight Editions ("In-Sight")

    In March 1998 the company elected to discontinue In-Sight. There was no operating loss in the current quarter versus the prior year quarter of $1,967 in sales and an operating loss of $9,828.

    Colorado Satellite Braodcasting, Inc. ("CSB")

    CSB reported sales of $1,863,943 up from $0 in the prior year, due solely to the acquisition of the broadcasting business from Fifth Dimension effective February 18, 1998. Giving full credit for unearned sales, consisting of subscriptions with a term of more than one month, sales were $2,335,271 for the quarter.

    Subscriber counts at quarter end were 126,263, which is up 11,858 subscribers during the quarter, an increase of 10.3%.

    Operating Costs

    Operating costs were $3,689,835 for the quarter. CSB experienced significant non-recurring expenses during the transition and integration of operations after its purchase of the business from Fifth Dimension in February 1998. Additionally, various costs relating to the TeN channel launch in August 1998 were expensed during the quarter.

    Programming and broadcasting was $1,629,463 for the quarter and includes expenses for playback, uplink, transponders, and amortization of movie rights.

    Call center expense was $252,847 for the quarter.

    Subscriber acquisition marketing and advertising was $513,823 for the quarter and is comprised of costs that are related to acquiring the subscription base such as directory ads, barker channel time, and direct marketing. These subscriber acquision costs are expensed as incurred, although there may be future benefit for such advertising and promotion.

    Depreciation and amortization was $217,876 for the quarter and was comprised of $159,594 in goodwill amortization and $58,282 in equipment depreciation.

    Advertising and promotion was $253,752 for the quarter and represents expenditures for marketing materials, customer presentations, and trade shows. Included in this amount was $144,950 relating to the upcoming launch of the new channel "TeN -- The Erotic Network."

    Salaries, wages, and benefits were $282,224 for the quarter. Employment headcount increased from nine to twenty-three during the quarter as operations of the broadcast business were integrated and as work began to prepare for the launch of "TeN."

    Net loss was $1,504,653 for the quarter due to lower than expected revenues resulting from a temporary loss of subscriber renewals due to relocating the call center, transitional advertising and marketing issues and increased costs as described above.

    FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    First Three Months of 1998 Compared to First Three Months of 1997

    The Company reported an increase in negative cash flow from operating activities from ($1,138,152) for the current period from ($164,065) during the same period last year. Cash flow from investing activities declined to ($19,003) from $182,726 due primarily to increased equipment purchases and the disposal of the BIG subsidiary.

    Net cash flow from financing activities increased to $1,648,734 from $(23,662) due to the issuance of Convertible Debentures in the current quarter. Management expects that cash flow from operating activities will turn positive in the near future and that cash flow from operating activities combined with the up to $1,750,000 of Convertible Debentures that may, under certain conditions, be drawn upon will provide sufficient liquidity and capital for the next twelve months.

INPACT OF INFLATION

To date inflation has not had a material impact on the Company's operations.

YEAR 2000

The Company has not made a formal assessment of Year 2000 issues. Generally, "Year 2000 issues" refers to problems that may arise due to the inability of some computer software to distinguish between the early part of the present century and the early part of the next because the software only uses two digits to identify the year. Thus, 2001 would be indistinguishable from 1901. The Company believes that there are three possible ways that it could be impacted by this problem.

First, the Company's internal software could fail. If the Company's software should fail it might disrupt accounting, the call center and similar tasks. The Company believes that even if its software should fail, remediation would not create a material expense. The second concern posed by Year 2000 issues is the impact that such software failure would have on the Company's suppliers and cable and small dish system operators. The Company does not believe that its suppliers and cable and small dish system operators could not continue to conduct business even in the face of Year 2000 problems. In addition, the Company believes that its suppliers and cable and small dish system operators are sufficiently sophisticated computer users that they will not experience problems, either by remediation or because they are already using software which can make the distinction between centuries ("Year 2000 compliant"). In the event that its suppliers and cable and small dish system operators should experience software failure, the Company believes that the impact would not be material. The third possible threat posed to the Company by Year 2000 issues is one of a general downturn in the economy due to software failures. The Company believes that this is a remote possibility.

Although the Company believes that it will not suffer any material adverse effects as a result of Year 2000 issues, it has not made a formal assessment of the problem and it cannot be certain its judgment regarding Year 2000 is correct. In the event that the Company, or its suppliers and cable and small dish system operators experience a software failure, such a failure could have a material adverse impact on the Company's business financial condition and results of operations. Similarly, if the economy as a whole should be adversely impacted by Year 2000 problems, it could have a material adverse effect on the Company's business financial condition and results of operations.

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 218 of the Securities Exchange Act of 1934, amended. Stockholders are cautioned that all forward-looking statements involve significant risks and uncertainty. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

PART II: OTHER INFORMATION

Item 1  Legal Proceedings

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

Item 2  Changes in Securities

        On June 3, 1998 the Company issued $1,750,000 of 8% Convertible Debentures Due June 3, 2000 in a private placement conducted under Rule 506 of Regulation D with two institutional investors. In connection therewith the Company issued warrants to purchase up to 175,000 shares of its Common Stock to such investors having an exercise price of $3.47875 per share. The Company also paid a placement fee of $87,500 to Brookstreet Securities, an NASD member firm. The Convertible Debentures are convertible into Common Stock of the Company at the lesser of: (a) $3.96875 or (b) 90% of the average closing bid price of the Common Stock for the five days preceding the conversion date.

Item 3 Defaults upon Senior Securities

        None.

Item 4  Submission of Matters to Vote of Security Holders

        None.

Item 5  Other Information

        None.

Item 6  Exhibits and Reports on Form 8-K

        None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            NEW FRONTIER MEDIA, INC.


        August 14, 1998   By:  /S/ MARK H. KRELOFF
                               ----------------------------------------
                               Mark H. Kreloff, President and Director