Form 10QSB
period 1998-09-30
NEW FRONTIER MEDIA INC /CO/
filed 1998-11-16
CIK 847383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                                              000-23697
                                                       (Commission file number)

                            NEW FRONTIER MEDIA, INC.
        (Exact name of small business issuer as specified in its charter)

             Colorado                                           84-1084061
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                          Identification No.)

                 5435 Airport Road, Suite 100, Boulder, CO 80301
                    (Address of principal executive offices)

                                 (303) 444-0900
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 13, 1998: (6,542,000)

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                            NEW FRONTIER MEDIA, INC.

                                      Index

                                                                           Page
                                                                          Number
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet at September 30, 1998       2-3

           Condensed Consolidated Statements of Operations for the
           three months ended September 30, 1998 and 1997                     4

           Condensed Consolidated Statements of Operations for the
           six months ended September 30, 1998 and 1997                       5

           Condensed Consolidated Statements of Cash Flows for the
           six months ended September 30, 1998 and 1997                       6

           Notes to Condensed Consolidated Financial Statements             7-8

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       9-15

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                 16

Item 2.    Change in Securities                                              16

Item 3.    Defaults Upon Senior Securities                                   17

Item 4.    Submission of Matters to a Vote of Security Holders               17

Item 5.    Other Information                                                 17

Item 6.    Exhibits and Reports on Form 8-K                                  17

SIGNATURES                                                                   17

Part III.  EXHIBITS                                                          17

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

                               September 30, 1998
                                   (unaudited)

                                     ASSETS

Current assets

     Cash                                                         $    402,868
     Trading securities, at market                                      98,208
     Accounts receivable                                               921,400
     Inventories                                                        84,604
     Prepaid distribution rights                                     1,076,362
     Prepaid expenses                                                  142,873
     Note receivable - related parties                                 100,000
     Other                                                             515,703
                                                                  ------------

         Total current assets                                        3,342,018

Furniture and equipment, net                                         1,009,737
Debt issuance costs                                                     86,790
Goodwill, net                                                        5,969,050
Other                                                                   82,900
                                                                  ------------
                  Total assets                                    $ 10,490,495
                                                                  ============





                           See the accompanying notes

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (continued)

                               September 30, 1998
                                   (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Note payable                                                $     500,000
     Accounts payable                                                1,590,822
     Accounts payable - related parties                                108,465
     Deferred revenue                                                1,417,229
     Other accrued liabilities                                         115,403
                                                                  ------------

         Total current liabilities                                   3,731,919

8% convertible debentures                                            1,750,000
                                                                  ------------

              Total liabilities                                      5,481,919
                                                                  ------------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $.10 par value
         5,000,000 shares authorized
         0 shares issued and outstanding                                     -
     Common stock, $.0001 par value
         50,000,000 shares authorized
         6,542,000 shares issued and outstanding                           654
     Additional paid-in capital                                     11,144,171
     Accumulated deficit                                            (6,136,249)
                                                                  ------------
              Total stockholders' equity                             5,008,576
                                                                  ------------
                  Total liabilities and stockholders' equity      $ 10,490,495
                                                                  ============






                           See the accompanying notes

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Three Months Ended September 30, 1998 and 1997
                                   (unaudited)

                                                       1998            1997
                                                   -----------     -----------
Revenues, net                                      $ 2,318,871     $   248,445

Cost of sales                                        2,869,428         175,270
                                                   -----------     -----------

Gross profit (loss)                                   (550,557)         73,175

Operating expenses
     Marketing and advertising                         169,347          78,305
     Depreciation and amortization                     458,068           3,603
     General and administrative                        493,559         291,548
                                                   -----------     -----------

         Total operating expenses                    1,120,974         373,456
                                                   -----------     -----------

Loss from operations                                (1,671,531)       (300,281)
                                                   -----------     -----------

Other income (expenses)
     Interest income                                     3,552           9,197
     Interest expense                                  (71,463)        (14,525)
     Other                                             (10,972)         57,303
                                                   -----------     -----------

         Total other income (expenses)                 (78,883)         51,975
                                                   -----------     -----------

Loss before minority interest                       (1,750,414)       (248,306)

Minority interest in loss of subsidiary                      -          20,971
                                                   -----------     -----------

Net loss                                           $(1,750,414)    $  (227,335)
                                                   ===========     ===========

Basic loss per share                               $     (0.27)    $     (0.05)
                                                   ===========     ===========

Diluted loss per share                             $     (0.27)    $     (0.05)
                                                   ===========     ===========

Weighted-average shares outstanding                  6,542,000       4,193,463
                                                   ===========     ===========




                           See the accompanying notes

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONDOLIATED STATEMENTS OF OPERATIONS

              For the Six Months Ended September 30, 1998 and 1997
                                   (unaudited)

                                                       1998            1997
                                                   -----------     -----------

Revenues, net                                      $ 4,298,540     $   727,775

Cost of sales                                        5,338,354         627,053
                                                   -----------     -----------

Gross profit (loss)                                 (1,039,814)        100,722

Operating expenses
     Marketing and advertising                         456,100         145,981
     Depreciation and amortization                     681,838           8,221
     General and administrative                      1,203,945         496,366
                                                   -----------     -----------

         Total operating expenses                    2,341,883         650,568
                                                   -----------     -----------

Loss from operations                                (3,381,697)       (549,846)
                                                   -----------     -----------

Other income (expenses)
     Interest income                                     8,818          21,265
     Interest expense                                  (99,641)        (25,403)
     Other                                             (16,509)         79,885
                                                   -----------     -----------

         Total other income (expenses)                (107,332)         75,747
                                                   -----------     -----------

Loss before minority interest                       (3,489,029)       (474,099)

Minority interest in loss of subsidiary                      -          42,779
                                                   -----------     -----------

Net loss                                           $(3,489,029)    $  (431,320)
                                                   ===========     ===========

Basic loss per share                               $     (0.53)    $     (0.10)
                                                   ===========     ===========

Diluted loss per share                             $     (0.53)    $     (0.10)
                                                   ===========     ===========

Weighted-average shares outstanding                  6,542,000       4,195,321
                                                   ===========     ===========




                           See the accompanying notes

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the six months ended September 30, 1998 and 1997
                                   (unaudited)

                                                               1998            1997
                                                           -----------     -----------
Cash flows from operating activities
   Net loss                                                $(3,489,029)    $  (431,320)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                           681,838           8,221
       Issuance of common stock for services                         -          15,000
       Minority interest                                             -         (42,779)
       Loss on sale of trading securities                       30,822               -
   (Increase) decrease in operating assets                    (448,744)       (165,921)
   Increase (decrease) in operating liabilities              1,494,332         204,688
                                                           -----------     -----------

         Net cash used in operating activities              (1,730,781)       (412,111)
                                                           -----------     -----------

Cash flows from investing activities
   Purchases of furniture and equipment                        (33,990)        (21,188)
   Increase in deferred acquisition costs                            -         (50,782)
   Proceeds from sale of trading securities                    152,877               -
   Purchase of trading securities                              (88,557)              -
   Redemption of certificates of deposit                       250,000         512,559
   Other                                                       (71,786)              -
                                                           -----------     -----------

         Net cash provided by investing activities             208,544         440,589
                                                           -----------     -----------

Cash flows from financing activities
   Retirement of common stock                                        -         (37,177)
   Issuance of common stock                                          -           7,534
   Increase in deferred stock offering costs                         -        (277,151)
   Increase in notes payable                                    38,000         550,000
   Net proceeds from line of credit                                  -        (171,275)
   Issuance of convertible debentures, net of costs          1,646,739               -
   Payments on capital lease obligations                       (12,757)         (2,625)
                                                           -----------     -----------

         Net cash provided by financing activities           1,671,982          69,306
                                                           -----------     -----------

                      Net increase in cash                     149,745          97,784

Cash, beginning of period                                      253,123         109,387
                                                           -----------     -----------

Cash, end of period                                        $   402,868     $   207,171
                                                           ===========     ===========

                           See the accompanying notes

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the six months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending March 31, 1999.

NOTE 2 - LOSS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. Net loss per share amounts for all periods have been restated to conform to SFAS No. 128 requirements.

NOTE 3 - STOCKHOLDERS' EQUITY

Prior to February 11, 1998, a limited public market for the Company's Common Stock existed on the NASDAQ Bulletin Board under the symbol NOOF. Commencing on February 11, 1998, the Company's Common Stock and Units (each consisting of one share of Common Stock and one redeemable common stock purchase warrant) were quoted on the Nasdaq SmallCap Market under the symbols NOOF and NOOFU, respectively. As of the close of business on May 18, 1998, the Company split the Units into their component parts. Commencing on May 19, 1998, the Company's warrants were quoted on the Nasdaq SmallCap Market under the symbol NOOFW.

NOTE 4 - CONVERTIBLE DEBENTURES

In June 1998, pursuant to a private placement, the Company (a) sold to two investors $1,750,000 principal amount of 8% Convertible Debentures and (b) received a commitment from the investors, subject to various conditions, to purchase additional Debentures in the aggregate principal amount of $10,000,000. Due to market conditions the Company has been unable to draw down any additional amounts under such debenture. Interest on the debentures is payable quarterly with any unpaid interest and principal due on June 3, 2000. The investors may convert the Debentures into Common Stock. In connection with such private placement, the Company issued warrants to purchase up to 175,000 shares of its Common Stock.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

              NOTES TO CONSENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONTINGENCIES

On November 11, 1996, the Company entered into a financial consulting agreement (the "Sands Agreement"), with Sands Brothers & Co., Ltd. ("Sands Brothers"), a broker-dealer headquartered in New York City under which Sands Brothers agreed to provide financial advisory services to the Company. The Sands Agreement also contained a provision granting Sands Brothers the exclusive right to underwrite or place any private or public financing undertaken by the Company during the two-year term of the Sands Agreement. On May 20, 1997, the Company terminated the Sands Agreement based, among other things, on the Company's allegation of non-performance on the part of Sands Brothers. On September 26, 1997, counsel for Sands Brothers sent a letter to Mark Kreloff, the Company's Chairman, alleging that the Sands Agreement was still in force, alleging breach of the Sands Agreement by the Company and demanding that the Company comply with its terms. On October 3, 1997, the Company filed a Complaint in District Court in Boulder, Colorado (Case No. 97 CV 1428) against Sands Brothers, alleging breach of the terms of the Sands Agreement by Sands Brothers. The Company also alleged fraud in the inducement, and is seeking return of its initial payment of $25,000 to Sands Brothers and rescission of the Sands Agreement. Sands Brothers has filed an answer and counter-claim to the Company's complaint, and the Company has filed an answer to Sands Brothers counter-claim. The Company intends to vigorously pursue its claim against Sands Brothers and believes that Sands Brothers' counter-claim against the Company is wholly without merit.

NOTE 6 - SUBSEQUENT EVENT

In October 1998, the Company received $1,156,000 of temporary financing from a third party of which $675,000 is evidenced by a secured demand promissory note.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-QSB.

Overview

The Company was incorporated in the State of Colorado on February 23, 1988. The Company was engaged in reference CD-ROM publishing, through its 70% owned subsidiary, Boulder Interactive Group, Inc. ("BIG") and in distribution of unrated and adult feature films in the digital versatile disc ("DVD") format through its wholly-owned subsidiary, DaViD Entertainment, Inc. ("DaViD").

On February 18, 1998, the Company consummated an underwritten public offering of 1,500,000 units, each consisting of one share of common stock and one redeemable common stock purchase warrant, raising $7,087,500 in net proceeds after underwriting fees (excluding related offering expenses). Simultaneous with the closing of the Company's public offering, pursuant to an Asset Purchase Agreement with Fifth Dimension Communications (Barbados), Inc. and related companies ("Fifth Dimension"), the Company acquired the adult satellite television business of Fifth Dimension.

By reason of its 1998 acquisition of Fifth Dimension, the Company, through it wholly owned subsidiary, Colorado Satellite Broadcasting, Inc. owns and is engaged in the operation and distribution of adult programming.

As of March 31, 1998, the Company made the decision to sell its remaining 70% interest in BIG to focus it attention on its adult satellite television business. BIG was eventually sold in June 1998. As a result of the Company's change in focus, for the six months ended September 30, 1998, the operations of DaViD have been insignificant since substantially all the Company's resources have been directed toward its adult satellite television business and the launch of The Erotic Network ("TeN") in August 1998.

Results of Operations

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

                                             Three Months Ended               Percentage of Revenue
                                     ----------------------------------       ---------------------
                                     September 30,        September 30,
                                         1998                  1997            1998           1997
                                     -----------           -----------        -------       -------
Revenue, net                         $ 2,318,871           $   248,445         100.0%        100.0%
Cost of sales                          2,869,428               175,270         123.7%         70.5%
                                     -----------           -----------        -------       -------
Gross Profit                            (550,557)               73,175         -23.7%         29.5%
                                     -----------           -----------        -------       -------
Operating expenses
   Marketing and advertising             169,347                78,305           7.3%         31.5%
   Depreciation and amortization         458,068                 3,603          19.8%          1.5%
   General and administrative            493,559               291,548          21.3%        117.3%
                                     -----------           -----------        -------       -------
Total operating costs                  1,120,974               373,456          48.3%        150.3%
                                     -----------           -----------        -------       -------
Interest income                            3,552                 9,197           0.2%          3.7%
Interest expense                         (71,463)              (14,525)         -3.1%         -5.8%
Other                                    (10,972)               57,303          -0.5%         23.1%
                                     -----------           -----------        -------       -------
Loss before minority interest         (1,750,414)             (248,306)        -75.5%        -99.9%
Minority interest                              -                20,971           0.0%          8.4%
                                     -----------           -----------        -------       -------
Net loss                             $(1,750,414)          $  (227,335)        -75.5%        -91.5%
                                     ===========           ===========        =======       =======



Revenue for the three months ended September 30, 1998 increased $2,070,426 or 833% from $248,445 for the three months ended September 30, 1997 to $2,318,871 for the same period in 1998. The increase in revenue is principally due to revenue of $2,212,807 generated from the Company's adult satellite business that was acquired in February 1998. As of September 30, 1998, the Company has 121,024 active subscriptions and the Company's programming networks were available to approximately 4.5 million cable, DBS and DTH C-band addressable households. Revenue for the three months ended September 30, 1997 was principally from the sale of DVDs through the Company's DaViD subsidiary. Revenue from the sale of DVDs for the three months ended September 30, 1997 was $203,420 compared to $85,539 for the same period in 1998.

Cost of sales for the three months ended September 30, 1998 increased $2,694,158 or 1,537% from $175,270 for the three months ended September 30, 1997 to $2,869,428 for the same period in 1998. Cost of sales for the three months ended September 30, 1998 included the cost of providing the Company's programming such as uplink and satellite costs. The gross profit (loss) percentage for the three months ended September was (23.7%). A significant portion of the cost of sales is fixed in mature; accordingly, as the Company's revenue base continues to increase, the gross profit percentage will also increase. The gross profit percentage for the three months ended September 30, 1997 was 29%.

Marketing and advertising for the three months ended September 30, 1998 increased $91,042 or 116% from $78,305 for the three months ended September 30, 1997 to $169,347 for the same period in 1998. The increase in marketing and advertising is due to the promotion of the Company's adult satellite business.

Depreciation and amortization for the three months ended September 30, 1998 increased $454,465 or 12,614% from $3,603 for the three months ended September 30, 1997 to $458,068 for the same period in 1998. The significant increase in depreciation and amortization is due to the amortization of the goodwill generated from the acquisition of Fifth Dimension, the depreciation of the assets acquired from the acquisition of Fifth Dimension and the amortization of the film distribution rights.

General and administrative for the three months ended September 30, 1998 increased $202,011 or 69% from $291,548 for the three months ended September 30, 1997 to $493,559 for the same period in 1998. The increase in general and administrative is principally due to an increase in salary and benefits of $241,450. The Company has increased the number of employees as a result of the acquisition of Fifth Dimension.

Interest income for the three months ended September 30, 1998 decreased $5,645 or 61% from $9,197 for the three months ended September 30, 1997 to $3,552 for the same period in 1998. The decrease is due to less available cash to invest.

Interest expense for the three months ended September 30, 1998 increased $56,938 or 392% from $14,525 for the three months ended September 30, 1997 to $71,463 for the same period in 1998. The increase is principally due to the interest accrued in the 8% convertible debentures.

Other income (expense) for the three months ended September 30, 1998 decreased $68,275 or 119% from other income of $57,303 for the three months ended September 30, 1997 to other expense of $10,972 for the same period in 1998. The decrease is due to $67,746 of royalties received for the three months ended September 30, 1997. No such royalties were received for the three months ended September 30, 1998.

Minority interest for the three months ended September 30, 1998 decreased $20,971 or 100% from $20,971 for the three months ended September 30, 1997 to $0 for the same period in 1998. In 1998 there is no minority interest due to the Company selling its 70% interest in BIG in June 1998.

Net loss for the three months ended September 30, 1998 increased $1,523,079 or 670% from $227,335 for the three months ended September 30, 1997 to $1,750,414 for the same period in 1998. The increase in net loss is principally due to the high fixed cost of operating the Company's adult satellite business and the depreciation and amortization of assets acquired from Fifth Dimension.

Six Months Ended September 30, 1998 Compared to the Six Months Ended September 30, 1997

                                             Three Months Ended               Percentage of Revenue
                                     ----------------------------------       ---------------------
                                     September 30,        September 30,
                                         1998                  1997            1998           1997
                                     -----------           -----------        -------       -------
Revenue, net                         $ 4,298,540           $   727,775         100.0%        100.0%
Cost of sales                          5,338,354               627,053         124.2%         86.2%
                                     -----------           -----------        -------       -------
Gross Profit                          (1,039,814)              100,722         -24.2%         13.8%
                                     -----------           -----------        -------       -------
Operating expenses
   Marketing and advertising             456,100               145,981          10.6%         20.1%
   Depreciation and amortization         681,838                 8,221          15.9%          1.1%
   General and administrative          1,203,945               496,336          28.0%         68.2%
                                     -----------           -----------        -------       -------
Total operating costs                  2,341,883               650,538          54.5%         89.4%
                                     -----------           -----------        -------       -------
Interest income                            8,818                21,265           0.2%          2.9%
Interest expense                         (99,641)              (25,403)         -2.3%         -3.5%
Other                                    (16,509)               79,885          -0.4%         11.0%
                                     -----------           -----------        -------       -------
Loss before minority interest         (3,489,029)             (474,099)        -81.2%        -65.1%
Minority interest                              -                42,779           0.0%          5.9%
                                     -----------           -----------        -------       -------
Net loss                             $(3,489,029)          $  (431,290)        -81.2%        -59.3%
                                     ===========           ===========        =======       =======


Revenue for the six months ended September 30, 1998 increased $3,570,765 or 491% from $727,775 for the six months ended September 30, 1997 to $4,298,540 for the same period in 1998. The increase in revenue is principally due to revenue of $4,076,750 generated from the Company's adult satellite business that was acquired in February 1998. Revenue for the six months ended September 30, 1997 was principally from the sale of DVDs through the Company's DaViD subsidiary. Revenue from the sale of DVDs for the six months ended September 30, 1997 was $581,469 compared to $201,265 for the same period in 1998.

Cost of sales for the six months ended September 30, 1998 increased $4,711,301 or 751% from $627,053 for the six months ended September 30, 1997 to $5,338,354 for the same period in 1998. Cost of sales for the six months ended September 30, 1998 included the cost of providing the Company's programming such as uplink and satellite costs. The gross profit (loss) percentage for the six months ended September was (24.2%). A significant portion of the cost of sales is fixed in mature; accordingly, as the Company's revenue base continues to increase, the gross profit percentage will also increase. The gross profit percentage for the six months ended September 30, 1997 was 14%.

Marketing and advertising for the six months ended September 30, 1998 increased $310,119 or 212% from $145,981 for the six months ended September 30, 1997 to $456,100 for the same period in 1998. The increase in marketing and advertising is due to the promotion of the Company's adult satellite business.

Depreciation and amortization for the six months ended September 30, 1998 increased $673,617 or 8,194% from $8,221 for the six months ended September 30, 1997 to $681,838 for the same period in 1998. The significant increase in depreciation and amortization is due to the amortization of the goodwill generated from the acquisition of Fifth Dimension, the depreciation of the assets acquired from the acquisition of Fifth Dimension and the amortization of the film distribution rights.

General and administrative for the six months ended September 30, 1998 increased $707,609 or 143% from $496,336 for the six months ended September 30, 1997 to $1,203,945 for the same period in 1998. The increase in general and administrative is principally due to an increase in salary and benefits of $513,528, shareholder relations of $56,583 and legal and professional fees of $43,509. The Company has increased the number of employees as a result of the acquisition of Fifth Dimension and incurred additional professional and shareholder relation expenses as a result of the Company being publicly traded.

Interest income for the six months ended September 30, 1998 decreased $12,447 or 59% from $21,265 for the six months ended September 30, 1997 to $8,818 for the same period in 1998. The decrease is due to less available cash to invest.

Interest expense for the six months ended September 30, 1998 increased $74,238 or 292% from $25,403 for the six months ended September 30, 1997 to $99,641 for the same period in 1998. The increase is principally due to the interest accrued in the 8% convertible debentures.

Other income (expense) for the six months ended September 30, 1998 decreased $96,394 or 121% from other income of $79,885 for the six months ended September 30, 1997 to other expense of $16,509 for the same period in 1998. The decrease is due to $95,283 of royalties received for the six months ended September 30, 1997. No such royalties were received for the six months ended September 30, 1998.

Minority interest for the six months ended September 30, 1998 decreased $42,779 or 100% from $42,779 for the six months ended September 30, 1997 to $0 for the same period in 1998. In 1998 there is no minority interest due to the Company discontinuing the operations of BIG in fiscal 1999.

Net loss for the six months ended September 30, 1998 increased $3,057,739 or 709% from $431,290 for the six months ended September 30, 1997 to $3,489,029 for the same period in 1998. The increase in net loss is principally due to the high fixed cost of operating the Company's adult satellite business and the depreciation and amortization of assets acquired from Fifth Dimension.

Liquidity and Capital Resources

During the six months ended September 30, 1998 the Company used, rather than provided, cash from operations in the amount of $1,730,781. The Company has funded this operating deficit from proceeds from a public offering and the issuance of debt.

On February 18, 1998,the Company completed its initial public offering by selling 1,500,00 units (each unit consisting of one share of common stock and one redeemable common stock purchase warrant. The Company received net proceeds of $6,184,626 after deducting underwriter's commissions of $682,500, non-accountable expense allowance of $236,250 and other offering expenses of $666,624. $3,500,000 of the net proceeds was used to acquire Fifth Dimension.

In June 1998, pursuant to a private placement, the Company (a) sold to two investors $1,750,000 principal amount of 8% Convertible Debentures and (b) received a commitment from the investors, subject to various conditions, to purchase additional Debentures in the aggregate principal amount of $10,000,000. The investors may convert the Debentures into Common Stock. In connection with such private placement, the Company issued warrants to purchase up to 175,000 shares of its Common Stock. The Company has been unable to purchase additional debentures from these two investors because the Company has not met certain condition called for in the agreement.

The Company does not anticipate any significant capital expenditures during the next twelve months. However, satellite costs will continue to be a major expenditure for the Company. The cost of providing its adult programming networks to the Company's customers is principally satellite costs and related expenses, which are generally fixed in nature. The Company believes that in the quarter ended December 31, 1998, the Company will breakeven from operations.

Due to adverse market conditions beyond the Company's control in the Nasdaq Small Cap Market in general and the market of the Company's common stock in particular, the Company has not been able to draw additional funds under its recently registered $10,000,000 Convertible Debenture equity line of credit. The Company is actively seeking additional funds to satisfy its immediate and near-term capital requirements, and, in this regard, has obtained $1,131,000 in temporary financing.

The Company is also seriously considering, and is in discussions with third parties regarding, entering into a strategic partnership and/or joint venture involving its adult programming networks in order to raise additional working capital, cut expenses and increase its promotion of its networks. Failure to obtain additional working capital in a timely manner or on acceptable terms could have a material adverse effect on the Company, its operations, financial results and prospects.

Impact of inflation

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

First, the Company's internal software could fail. If the Company's software should fail it might disrupt accounting and similar tasks. The Company believes that even if its software should fail, remediation would not create a material expense. The second concern posed by Year 2000 issues is the impact that such software failure would have on the Company's suppliers. The Company does not believe that its suppliers could not continue to conduct business even in the face of Year 2000 problems. The Company relies on its suppliers to provide satellites to broadcast its programs and also relies on the telephone system for customers to order its products. To the extent the Company may experience a material interruption in satellite or telephone service, it could be materially and adversely affected. The Company, however, believes that its suppliers are sufficiently sophisticated computer users that they will not experience problems, either by remediation or because they are already using software which can make the distinction between centuries ("Year 2000 compliant"). The third possible threat posed to the Company by Year 2000 issues is one of a general downturn in the economy due to software failures. The Company believes that this is a remote possibility.

Although the Company believes that it will not suffer any material adverse effects as a result of Year 2000 issues, it has not made a formal assessment of the problem and it cannot be certain its judgment regarding Year 2000 is correct. In the event that the Company or its suppliers experience a software failure such a failure could have a material adverse impact on the Company's business financial condition and results of operations. Similarly, if the economy as a whole should be adversely impacted by Year 2000 problems, it could have a material adverse effect on the Company's business financial condition and results of operations.

Forward looking statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to open new restaurants, general market conditions, competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

On November 11, 1996, the Company entered into a financial consulting agreement (the "Sands Agreement"), with Sands Brothers & Co., Ltd. ("Sands Brothers"), a broker-dealer headquartered in New York City under which Sands Brothers agreed to provide financial advisory services to the Company. The Sands Agreement also contained a provision granting Sands Brothers the exclusive right to underwrite or place any private or public financing undertaken by the Company during the two-year term of the Sands Agreement. On May 20, 1997, the Company terminated the Sands Agreement based, among other things, on the Company's allegation of non-performance on the part of Sands Brothers. On September 26, 1997, counsel for Sands Brothers sent a letter to Mark Kreloff, the Company's Chairman, alleging that the Sands Agreement was still in force, alleging breach of the Sands Agreement by the Company and demanding that the Company comply with its terms. On October 3, 1997, the Company filed a Complaint in District Court in Boulder, Colorado (Case No. 97 CV 1428) against Sands Brothers, alleging breach of the terms of the Sands Agreement by Sands Brothers. The Company also alleged fraud in the inducement, and is seeking return of its initial payment of $25,000 to Sands Brothers and rescission of the Sands Agreement. Sands Brothers has filed an answer and counter-claim to the Company's complaint, and the Company has filed an answer to Sands Brothers counter-claim. The Company intends to vigorously pursue its claim against Sands Brothers and believes that Sands Brothers' counter-claim against the Company is wholly without merit.

Item 2.    Change in Securities

The Company completed its initial public offering by selling 1,500,00 units (each unit consisting of one share of common stock and one redeemable common stock purchase warrant pursuant to a registration statement (commission file no. 333-35337) dated February 18, 1998. The managing underwriter for this offering was Centex Securities, Incorporated. The Company received net proceeds of $6,184,626 after deducting underwriter's commissions of $682,500, non-accountable expense allowance of $236,250 and other offering expenses of $666,624.

The following table sets forth the Company's use of proceeds from its initial public offering, from the closing of the offering until September 30, 1998.

Acquisition of Fifth Dimension                                      $3,500,000
Purchase of equipment and materials related to the business          1,441,854
Working capital                                                      1,242,772
                                                                    ----------
Total net proceeds                                                  $6,184,626
                                                                    ==========

Item 3.    Defaults Upon Senior Securities

           Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable

Item 5.    Other Information

           Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)   Exhibits

27.1 -  Financial Data Schedule

(b)   Reports on Form 8-K

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          NEW FRONTIER MEDIA, INC.

                                          /s/ Mark H. Kreloff

                                         --------------------------------------
                                         Chairman and Chief Executive
                                         Officer (Principal Accounting Officer)