Form 10QSB
period 1998-12-31
NEW FRONTIER MEDIA INC /CO/
filed 1999-02-16
CIK 847383

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1998: 6,737,072

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                            NEW FRONTIER MEDIA, INC.

                                      INDEX

                                                                         Page
                                                                        Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheet at December 31, 1998      2-3

           Condensed Consolidated Statements of Operations for the
           three months ended December 31, 1998 and 1997                   4

           Condensed Consolidated Statements of Operations for the
           nine months ended December 31, 1998 and 1997                    5

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended December 31, 1998 and 1997                    6

           Notes to Condensed Consolidated Financial Statements           7-9

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     10-16

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               17

Item 2.    Change in Securities                                            17

Item 3.    Defaults Upon Senior Securities                                 18

Item 4.    Submission of Matters to a Vote of Security Holders             18

Item 5.    Other Information                                               18

Item 6.    Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                 19

Part III.  EXHIBITS                                                        19

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1998
                                   (UNAUDITED)

                                     ASSETS

Current assets
     Cash                                                          $   375,433
     Trading securities, at market                                      98,208
     Accounts receivable                                             1,324,613
     Inventories                                                        84,604
     Prepaid distribution rights                                     1,371,020
     Prepaid expenses                                                  114,760
     Note receivable - related parties                                 100,000
     Other                                                             429,237
                                                                   -----------

         Total current assets                                        3,897,875

Furniture and equipment, net                                         1,404,075
Debt issuance costs                                                     74,391
Goodwill, net                                                        5,810,029
Other                                                                   82,900
                                                                   -----------

                  Total assets                                     $11,269,270
                                                                   ===========



                           See the accompanying notes

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                DECEMBER 31, 1998
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Note payable                                                  $ 1,175,000
     Accounts payable                                                1,809,178
     Accounts payable - related parties                                108,465
     Deferred revenue                                                1,545,371
     Other accrued liabilities                                         648,263
                                                                   -----------

         Total current liabilities                                   5,286,277

8% convertible debentures                                            1,650,000
                                                                   -----------

              Total liabilities                                      6,936,277

Commitments and contingencies

Stockholders' equity
     Preferred stock, $.10 par value
         5,000,000 shares authorized
         0 shares issued and outstanding                                     -
     Common stock, $.0001 par value
         50,000,000 shares authorized
         6,737,072 shares issued and outstanding                           674
     Additional paid-in capital                                     11,244,151
     Accumulated deficit                                            (6,911,832)
                                                                   -----------

              Total stockholders' equity                             4,332,993
                                                                   -----------

                  Total liabilities and stockholders' equity       $11,269,270
                                                                   ===========



                           See the accompanying notes

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)


                                                          1998        1997
                                                       ----------  ----------

Revenues, net                                          $3,456,645  $  435,717

Cost of sales                                           2,772,093     192,951
                                                       ----------  ----------

Gross profit (loss)                                       684,552     242,766

Operating expenses
     Marketing and advertising                            214,444      89,402
     Depreciation and amortization                        287,182       4,336
     General and administrative                           895,587     319,962
                                                       ----------  ----------

         Total operating expenses                       1,397,213     413,700
                                                       ----------  ----------

Loss from operations                                     (712,661)   (170,934)
                                                       ----------  ----------

Other income (expenses)
     Interest income                                        2,093      10,692
     Interest expense                                     (64,523)      7,917
     Other                                                   (492)    (17,182)
                                                       ----------  ----------

         Total other income (expenses)                    (62,922)      1,427
                                                       ----------  ----------

Loss before minority interest                            (775,583)   (169,507)

Minority interest in loss of subsidiary                         -      28,985
                                                       ----------  ----------

Net loss                                               $ (775,583) $ (140,522)
                                                       ==========  ==========

Basic loss per share                                   $    (0.12) $    (0.03)
                                                       ==========  ==========

Diluted loss per share                                 $    (0.12) $    (0.03)
                                                       ==========  ==========

Weighted-average shares outstanding                     6,575,918   4,193,235
                                                       ==========  ==========





                           See the accompanying notes

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONDOLIATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                          1998        1997
                                                       -----------  ----------

Revenues, net                                          $ 7,755,185  $1,163,492

Cost of sales                                            8,110,447     700,004
                                                       -----------  ----------

Gross profit (loss)                                       (355,262)    463,488

Operating expenses
     Marketing and advertising                             670,544     235,383
     Depreciation and amortization                         969,020      12,557
     General and administrative                          2,099,532     936,328
                                                       -----------  ----------

         Total operating expenses                        3,739,096   1,184,268
                                                       -----------  ----------

Loss from operations                                    (4,094,358)   (720,780)
                                                       -----------  ----------

Other income (expenses)
     Interest income                                        10,911      90,577
     Interest expense                                     (164,164)     29,182
     Other                                                 (17,001)    (42,585)
                                                       -----------  ----------

         Total other income (expenses)                    (170,254)     77,174
                                                       -----------  ----------

Loss before minority interest                           (4,264,612)   (643,606)

Minority interest in loss of subsidiary                          -      71,764
                                                       -----------  ----------

Net loss                                               $(4,264,612) $ (571,842)
                                                       ===========  ==========

Basic loss per share                                   $     (0.65) $    (0.14)
                                                       ===========  ==========

Diluted loss per share                                 $     (0.65) $    (0.14)
                                                       ===========  ==========

Weighted-average shares outstanding                      6,553,347   4,195,025
                                                       ===========  ==========







                           See the accompanying notes

                           NEW FRONTIER MEDIA, INC.
                               AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                 (UNAUDITED)

                                                          1998        1997
                                                       -----------  ----------

Cash flows from operating activities
   Net loss                                            $(4,264,612) $ (571,842)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization                       969,020      12,557
       Issuance of common stock for services                     -      15,000
       Minority interest                                         -     (71,764)
       Loss on sale of trading securities                   30,822           -
   (Increase) decrease in operating assets              (1,092,036)   (150,025)
   Increase (decrease) in operating liabilities          2,373,690     352,298
                                                       -----------  ----------

         Net cash used in operating activities          (1,983,116)   (413,776)
                                                       -----------  ----------

Cash flows from investing activities
   Purchases of furniture and equipment                   (484,090)    (57,843)
   Repayment of note receivable - related party             38,000           -
   Increase in deferred acquisition costs                        -    (174,712)
   Proceeds from sale of trading securities                152,877           -
   Purchase of trading securities                          (88,557)          -
   Redemption of certificates of deposit                   250,000     500,000
   Other                                                   (71,786)          -
                                                       -----------  ----------

         Net cash provided by (used in) investing
           activities                                     (203,556)    267,445
                                                       -----------  ----------

Cash flows from financing activities
   Retirement of common stock                                    -     (81,648)
   Issuance of common stock                                      -       7,534
   Increase in deferred stock offering costs                     -    (451,363)
   Increase in notes payable                               675,000     750,000
   Net proceeds from line of credit                              -     (94,275)
   Issuance of convertible debentures, net of costs      1,646,739           -
   Payments on capital lease obligations                   (12,757)     (3,941)
                                                       -----------  ----------

         Net cash provided by financing activities       2,308,982     126,307
                                                       -----------  ----------

                      Net increase (decrease) in cash      122,310     (20,024)

Cash, beginning of period                                  253,123     109,387
                                                       -----------  ----------

Cash, end of period                                    $   375,433  $   89,363
                                                       ===========  ==========



                           See the accompanying notes

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The results of the nine months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year ending March 31, 1999.

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

In November 1998, the Company issued warrants to purchase the its common stock as follows:

                  Number of Warrants             Exercise Price
                  ------------------             --------------
                       100,000                       $1.30
                        25,000                       $2.50


In addition, in November 1998, the Company issued 750,000 options to employees under the Company's incentive stock option plan at a weighted average price of $1.00.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CONVERTIBLE DEBENTURES

In June 1998, pursuant to a private placement, the Company sold to two investors $1,750,000 principal amount of 8% Convertible Debentures. In connection with such private placement, the Company issued warrants to purchase up to 175,000 shares of its Common Stock. Interest on the debentures is payable quarterly with any unpaid interest and principal due on June 3, 2000.

In December 1998, $100,000 of such Debentures were converted into Common Stock. Subsequent to December 31, 1998, the remaining $1,650,000 of such Debentures were converted into Common Stock.

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

On January 7, 1999, Mr. J.P. Lipson filed a Complaint in District Court in Boulder, Colorado (Case No. 99 CV 30) against the Company, Mark Kreloff and Michael Weiner, seeking unspecified damages, alleging among other things, fraud and breach of contract, in connection with a letter of intent dated October 5, 1998, relating to a proposed convertible debenture financing of between $2.5 million and $10 million with the Company. In October 1998, Mr. Lipson advanced $675,000 to the Company under a secured note, which amount has since been repaid. Mr. Lipson also paid $481,000 to a vendor at neither the request or direction of the Company which $481,000 has been recorded as a contingent liability in the accompanying financial statements. The Company believes that Mr. Lipson's suit is entirely without merit and intends to vigorously defend itself against same. In this regard, on February 5, 1999 the Company filed its answer to Mr. Lipson's suit, together with various counterclaims against Mr. Lipson, including fraud in the inducement, fraudulent concealment, conspiracy and two counts of tortious interference.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - SUBSEQUENT EVENT

On January 20, 1999, the Company issued a promissory note in the amount of $500,000. The proceeds from this note were used to repay the $675,000 note described in Note 5 above. In connection therewith, the Company also issued 100,000 warrants to purchase the Company's common stock at an exercise price of $1.00.

In addition to the above mentioned warrants, in January 1999, the Company issued the following warrants to purchase its common stock:

                  Number of Warrants             Exercise Price
                  ------------------             --------------
                        50,000                       $1.50
                        50,000                       $2.00
                        50,000                       $1.00
                        40,000                       $1.00

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-QSB.

OVERVIEW

The Company was incorporated in the State of Colorado on February 23, 1988. The Company was engaged in reference CD-ROM publishing, through its 70% owned subsidiary, Boulder Interactive Group, Inc. ("BIG") and in distribution of unrated and adult feature films in the digital versatile disc ("DVD") format through its wholly owned subsidiary, DaViD Entertainment, Inc. ("DaViD").

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

By reason of its 1998 acquisition of Fifth Dimension, the Company, through its wholly owned subsidiary, Colorado Satellite Broadcasting, Inc. owns and is engaged in the operation and distribution of adult programming.

As of March 31, 1998, the Company made the decision to sell its remaining 70% interest in BIG to focus it attention on its adult satellite television business. BIG was eventually sold in June 1998. As a result of the Company's change in focus, for the nine months ended December 31, 1998, the operations of DaViD have been insignificant since substantially all the Company's resources have been directed toward its adult satellite television business and the launch of The Erotic Network ("TeN") in August 1998.

The Company has spent approximately $4 million on the launch of TeN. The creation of this new network required the Company to purchase a film library that was edited to the standards required by potential cable television and DBS affiliates of this new network. In addition, the Company was required to establish and pay for the uplink and satellite costs to carry its programming before it was able to generate revenue from subscribers. A majority of the $4.3 million loss reported for the nine months ended December 31, 1998, is a result of the expenses incurred to launch TeN. In the future, the Company does not expect to incur the magnitude of losses that resulted during the start up phase of TeN.

The programming costs for the Company's networks are fixed in nature which requires a minimum number of subscribers to cover these fixed costs. However, once this minimum number of subscribers is achieved, the cost of adding an additional subscriber is insignificant. The Company's subscriber base for its networks continues to grow and the Company expects to generate an operating profit for the quarter ended March 31, 1999.

RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 Compared to the Three Months Ended December 31, 1997



                                           THREE MONTHS ENDED
                                 -----------------------------------
                                   DECEMBER 31,       DECEMBER 31,      PERCENTAGE OF REVENUE
                                                                      --------------------------
                                      1998               1997             1998          1997
                                   ----------         ----------      ------------  ------------

Revenue, net                       $3,456,645         $ 435,717          100.0%        100.0%
Cost of sales                       2,772,093           192,951           80.2%         44.3%
                                   ----------         ---------        -------       -------
Gross Profit                          684,552           242,766           19.8%         55.7%
                                   ----------         ---------        -------       -------
Operating expenses
   Marketing and advertising          214,444            89,402            6.2%         20.5%
   Depreciation and amortization      287,182             4,336            8.3%          1.0%
   General and administrative         895,587           319,962           25.9%         73.4%
                                   ----------         ---------        -------       -------
Total operating costs               1,397,213           413,700           40.4%         94.9%
                                   ----------         ---------        -------       -------
Interest income                         2,093             7,917            0.1%          1.8%
Interest expense                      (64,523)          (17,182)          -1.9%         -3.9%
Other                                    (492)           10,692            0.0%          2.5%
                                   ----------         ---------        -------       -------
Loss before minority interest        (775,583)         (169,507)         -22.4%        -38.9%
Minority interest                           -            28,985            0.0%          6.7%
                                   ----------         ---------        -------       -------
Net loss                           $ (775,583)        $(140,522)         -22.4%        -32.3%
                                   ==========         =========        =======       =======


Revenue for the three months ended December 31, 1998 increased $3,020,928 or 693% from $435,717 for the three months ended December 31, 1997 to $3,456,645 for the same period in 1998. The increase in revenue is principally due to revenue of $3,456,308 generated from the Company's adult satellite business that was acquired in February 1998. As of December 31, 1998, the Company had 128,997 active subscriptions on its three C-band networks and the Company's programming networks were available in approximately 4.5 million cable, DBS and DTH C-band addressable households. Revenue for the three months ended December 31, 1997 was principally from the sale of DVDs through the Company's DaViD subsidiary. Revenue from the sale of DVDs for the three months ended December 31, 1997 was $210,266 compared to $0 for the same period in 1998.

Cost of sales for the three months ended December 31, 1998 increased $2,579,142 or 1,337% from $192,951 for the three months ended December 31, 1997 to $2,772,093 for the same period in 1998. Cost of sales for the three months ended December 31, 1998 included the cost of providing the Company's programming such as uplink and satellite costs. The gross profit percentage for the three months ended December 31, 1998 was 19.8%. A significant portion of the cost of sales is fixed in nature; accordingly, as the Company's revenue base continues to increase, the gross profit percentage will also increase. The gross profit percentage for the three months ended December 31, 1997 was 56%.

Marketing and advertising for the three months ended December 31, 1998 increased $135,042 or 140% from $89,402 for the three months ended December 31, 1997 to $214,444 for the same period in 1998. The increase in marketing and advertising is due to the promotion of the Company's adult satellite business.

Depreciation and amortization for the three months ended December 31, 1998 increased $282846 or 6,523% from $4,336 for the three months ended December 31, 1997 to $287,182 for the same period in 1998. The significant increase in depreciation and amortization is due to the amortization of the goodwill generated from the acquisition of Fifth Dimension, the depreciation of the assets acquired from the acquisition of Fifth Dimension and the amortization of the film distribution rights.

General and administrative for the three months ended December 31, 1998 increased $575,625 or 180% from $319,962 for the three months ended December 31, 1997 to $895,587 for the same period in 1998. The increase in general and administrative is principally due to an increase in salary and benefits of $160,306 and an increase in professional fees of $169,656. The Company has increased the number of employees as a result of the acquisition of Fifth Dimension and incurred higher legal fees as result of the Company being publicly held.

Interest income for the three months ended December 31, 1998 decreased $5,824 or 74% from $7,917 for the three months ended December 31, 1997 to $2,093 for the same period in 1998. The decrease is due to less available cash to invest.

Interest expense for the three months ended December 31, 1998 increased $47,341 or 276% from $17,182 for the three months ended December 31, 1997 to $64,523 for the same period in 1998. The increase is principally due to the interest accrued on the 8% convertible debentures issued in June 1998.

Other income (expense) for the three months ended December 31, 1998 decreased $11,184 or 105% from other income of $10,692 for the three months ended December 31, 1997 to other expense of $492 for the same period in 1998. The decrease is due to $14,547 of royalties received for the three months ended December 31, 1997. No such royalties were received for the three months ended December 31, 1998.

Minority interest for the three months ended December 31, 1998 decreased $28,985 or 100% from $28,985 for the three months ended December 31, 1997 to $0 for the same period in 1998. In 1998 there is no minority interest due to the Company selling its 70% interest in BIG in June 1998.

Net loss for the three months ended December 31, 1998 increased $635,061 or 452% from $140,522 for the three months ended December 31, 1997 to $775,583 for the same period in 1998. The increase in net loss is principally due to higher depreciation and amortization of assets acquired from Fifth Dimension and higher personnel and legal costs.

Nine Months Ended December 31, 1998 Compared to the Nine Months Ended December 31, 1997





                                          NINE MONTHS ENDED
                                 -----------------------------------
                                   DECEMBER 31,       DECEMBER 31,      PERCENTAGE OF REVENUE
                                                                      --------------------------
                                      1998               1997             1998          1997
                                   ----------         ----------      ------------  ------------
Revenue, net                       $ 7,755,185        $1,163,492         100.0%        267.0%
Cost of sales                        8,110,447           700,004         104.6%        160.7%
                                   -----------        ----------      --------      --------
Gross Profit                          (355,262)          463,488          -4.6%             %
                                   -----------        ----------      --------      --------
Operating expenses
   Marketing and advertising           670,544           235,383           8.6%         54.0%
    Depreciation and amortization      969,020            12,557          12.5%          2.9%
   General and administrative        2,099,532           936,328          27.1%        214.9%
                                   -----------        ----------      --------      --------
Total operating costs                3,739,096         1,184,268          48.2%        271.8%
                                   -----------        ----------      --------      --------
Interest income                         10,911            29,182           0.1%          6.7%
Interest expense                      (164,164)          (42,585)         -2.1%         -9.8%
Other                                  (17,001)           90,577          -0.2%         20.8%
                                   -----------        ----------      --------      --------
Loss before minority interest       (4,264,612)         (643,606)        -55.0%       -147.7%
Minority interest                            -            71,764           0.0%         16.5%
                                   ===========        ==========      ========      ========
Net loss                           $(4,264,612)       $ (571,842)        -55.0%       -131.2%
                                   ===========        ==========      ========      ========



Revenue for the nine months ended December 31, 1998 increased $6,591,693 or 567% from $1,163,492 for the nine months ended December 31, 1997 to $7,755,185 for the same period in 1998. The increase in revenue is principally due to revenue of $7,533,058 generated from the Company's adult satellite business that was acquired in February 1998. Revenue for the nine months ended December 31, 1997 was principally from the sale of DVDs through the Company's DaViD subsidiary. Revenue from the sale of DVDs for the nine months ended December 31, 1997 was $806,766 compared to $201,265 for the same period in 1998.

Cost of sales for the nine months ended December 31, 1998 increased $7,410,443 or 1,059% from $700,004 for the nine months ended December 31, 1997 to $8,110,447 for the same period in 1998. Cost of sales for the nine months ended December 31, 1998 included the cost of providing the Company's programming such as uplink and satellite costs. The gross profit (loss) percentage for the nine months ended December 31, 1998 was (4.6%). A significant portion of the cost of sales is fixed in nature; accordingly, as the Company's revenue base continues to increase, the gross profit percentage will also increase. The Company showed a gross profit percentage of 19.8% for the three months ended December 31, 1998. However, the negative gross profit percentage for the nine months ended December 31, 1998 is attributed to the higher negative margins experienced by the Company during the quarterly periods ended June 30, 1998 and September 30, 1998. The gross profit percentage for the nine months ended December 31, 1997 was 40%.

Marketing and advertising for the nine months ended December 31, 1998 increased $435,161 or 185% from $235,383 for the nine months ended December 31, 1997 to $670,544 for the same period in 1998. The increase in marketing and advertising is due to the promotion of the Company's adult satellite business.

Depreciation and amortization for the nine months ended December 31, 1998 increased $956,463 or 7,617% from $12,557 for the nine months ended December 31, 1997 to $969,020 for the same period in 1998. The significant increase in depreciation and amortization is due to the amortization of the goodwill generated from the acquisition of Fifth Dimension, the depreciation of the assets acquired from the acquisition of Fifth Dimension and the amortization of the film distribution rights.

General and administrative for the nine months ended December 31, 1998 increased $1,163,204 or 124% from $936,328 for the nine months ended December 31, 1997 to $2,099,532 for the same period in 1998. The increase in general and administrative is principally due to an increase in salary and benefits of $673,834, shareholder relations of $58,377 and legal and professional fees of $213,165. The Company has increased the number of employees as a result of the acquisition of Fifth Dimension and incurred additional professional and shareholder relation expenses as a result of the Company being publicly traded.

Interest income for the nine months ended December 31, 1998 decreased $18,271 or 63% from $29,182 for the nine months ended December 31, 1997 to $10,911 for the same period in 1998. The decrease is due to less available cash to invest.

Interest expense for the nine months ended December 31, 1998 increased $121,579 or 285% from $42,585 for the nine months ended December 31, 1997 to $164,164 for the same period in 1998. The increase is principally due to the interest accrued on the 8% convertible debentures issued in June 1998.

Other income (expense) for the nine months ended December 31, 1998 decreased $107,578 or 119% from other income of $90,577 for the nine months ended December 31, 1997 to other expense of $17,001 for the same period in 1998. The decrease is due to $109,830 of royalties received for the nine months ended December 31, 1997. No such royalties were received for the nine months ended December 31, 1998.

Minority interest for the nine months ended December 31, 1998 decreased $71,764 or 100% from $71,764 for the nine months ended December 31, 1997 to $0 for the same period in 1998. In 1998 there is no minority interest due to the Company selling BIG in fiscal 1999.

Net loss for the nine months ended December 31, 1998 increased $3,692,770 or 646% from $571,842 for the nine months ended December 31, 1997 to $4,264,612 for the same period in 1998. The increase in net loss is principally due to the high fixed cost of operating the Company's adult satellite business and the depreciation and amortization of assets acquired from Fifth Dimension.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended December 31, 1998 the Company used, rather than provided, cash from operations in the amount of $1,983,116. The Company has funded this operating deficit from proceeds from a public offering and the issuance of debt.

On February 18, 1998, the Company completed its initial public offering by selling 1,500,00 units, each unit consisting of one share of common stock and one redeemable common stock purchase warrant. The Company received net proceeds of $6,184,626 after deducting underwriter's commissions of $682,500, non-accountable expense allowance of $236,250 and other offering expenses of $666,624. $3,500,000 of the net proceeds was used to acquire Fifth Dimension.

In June 1998, pursuant to a private placement, the Company sold to two investors $1,750,000 principal amount of 8% Convertible Debentures. The investors have since converted the Debentures into Common Stock. In connection with such private placement, the Company issued warrants to purchase up to 175,000 shares of its Common Stock.

In October 1998, the Company received $675,000 from a private investor, which has since been repaid.

In January 1999, the Company issued a promissory note in the amount of $500,000. The proceeds from this note were used to repay the $675,000 promissory note mentioned in the above paragraph.

Satellite costs will continue to be a major expenditure for the Company. The cost of providing its adult programming networks to the Company's customers is principally satellite costs and related expenses, which are generally fixed in nature.

The Company is actively seeking additional funds to satisfy its immediate and near-term capital requirements, and is highly confident that it will secure such financing.

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

The Company has received notice from The Nasdaq Stock Market that it fails to meet Nasdaq's $2 million in net tangible assets standard for continued listing on the Nasdaq Small Cap Market. The Company has requested a hearing to review that determination. In the event the Company's securities are delisted from Nasdaq, such delisting is likely to have an adverse effect on the Company's ability to raise additional financing. On the other hand, the Company believes it will be able to raise the additional equity financing required to maintain its Nasdaq listing before any such delisting.

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

First, the Company's internal software could fail. If the Company's software should fail it might disrupt accounting and similar tasks. The Company believes that even if its software should fail, remediation would not create a material expense. The second concern posed by Year 2000 issues is the impact that such software failure would have on the Company's suppliers. The Company does not believe that its suppliers could not continue to conduct business even in the face of Year 2000 problems. The Company relies on its suppliers to provide satellites to broadcast its programs and also relies on the telephone system for customers to order its products. To the extent the Company may experience a material interruption in satellite or telephone service, it could be materially and adversely affected. The Company, however, believes that its suppliers are sufficiently sophisticated computer users that they will not experience problems, either by remediation or because they are already using software that can make the distinction between centuries ("Year 2000 compliant"). The third possible threat posed to the Company by Year 2000 issues is one of a general downturn in the economy due to software failures. The Company believes that this is a remote possibility.

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

FORWARD LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, general market conditions, competition and pricing. Although the Company believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

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

On January 7, 1999, Mr. J.P. Lipson filed a Complaint in District Court in Boulder, Colorado (Case No. 99 CV 30) against the Company, Mark Kreloff and Michael Weiner, seeking unspecified damages, alleging among other things, fraud and breach of contract, in connection with a letter of intent dated October 5, 1998, relating to a proposed convertible debenture financing of between $2.5 million and $10 million with the Company. In October 1998, Mr. Lipson advanced $675,000 to the Company under a secured note, which amount has since been repaid. Mr. Lipson also paid $481,000 to a vendor at neither the request or direction of the Company which $481,000 has been recorded as a contingent liability in the accompanying financial statements. The Company believes that Mr. Lipson's suit is entirely without merit and intends to vigorously defend itself against same. In this regard, on February 5, 1999 the Company filed its answer to Mr. Lipson's suit, together with various counterclaims against Mr. Lipson, including fraud in the inducement, fraudulent concealment, conspiracy and two counts of tortious interference.

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

The following table sets forth the Company's use of proceeds from its initial public offering, from the closing of the offering until December 31, 1998.

Acquisition of Fifth Dimension                                   $ 3,500,000
Purchase of equipment and materials related to the business        1,465,328
Working capital                                                    1,219,298
                                                                 -----------
Total net proceeds                                               $ 6,184,626
                                                                 ===========

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

                                          NEW FRONTIER MEDIA, INC.


                                          /s/ Mark H. Kreloff
                                          ------------------------
                                          Mark H. Kreloff
                                          Chairman and Chief Executive
                                          Officer (Principal Accounting Officer)