Form 10KSB40
period 1999-03-31
NEW FRONTIER MEDIA INC /CO/
filed 1999-06-28
CIK 847383

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                    For the Fiscal Year Ended March 31, 1999

                       Commission File Number: 33-27494-FW

                            NEW FRONTIER MEDIA, INC.
              ----------------------------------------------------
              (Exact name of small business issuer in its charter)

                    Colorado                   84-1084061
             ------------------------------------------------------
             (State of Incorporation) (I.R.S. Employer I.D. Number)

                       5435 Airport Boulevard, Suite 100,
                                Boulder, CO 80301
               ---------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 444-0632
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common
Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

Registrant's revenues for its most recent fiscal year (ended March 31, 1999):
$9,452,432

Aggregate market value of voting stock held by non-affiliates: $88,271,442 based on 10,947,717 shares at June 23, 1999 held by non-affiliates and the closing price on the Nasdaq SmallCap Market on that date which was $8.03.

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

12,539,517 common shares were outstanding as of March 31, 1999.

Documents Incorporated by Reference: Not Applicable

                                   FORM 10-KSB
              Form 10-KSB for the Fiscal Year ended March 31, 1999

                                Table of Contents
                                                                                                           PAGE
   PART I
     Item 1     Business.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3

     Item 2     Property  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17

     Item 3     Legal  Proceedings.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          17

     Item 4     Submission of Matters to a Vote of Securities  Holders.  . . . . . . . . . . . . .          17



   PART II

     Item 5     Market for Registrant's Common Equity and Related Stockholder
                Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18

     Item 6     Management's Discussion and Analysis of Financial Condition and
                Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          18

     Item 7     Financial  Statements and Supplementary  Data. . . . . . . . . . . . . . . . . . .          22

     Item 8     Changes In and Disagreements With Accountants on  Accounting and
                Financial  Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22


   PART III

     Item 9     Directors and Executive Officers of the Registrant.  . . . . . . . . . . . . . . .          23

     Item 10    Executive  Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          24

     Item 11    Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . .         25

     Item 12    Certain  Relationships and Related  Transactions . . . . . . . . . . . . . . . . .          26

     Item 13    Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . .         26

   SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

HISTORY OF THE COMPANY

         New Frontier Media, Inc. ("New Frontier Media" or "the Company") was originally incorporated in the State of Colorado on February 23, 1988. On September 15, 1995, the Company consummated the acquisition of New Frontier Media, Inc. in a stock-for-stock exchange. The Company first effected a 2,034.66:1 reverse split of all 569,706,000 shares of its common stock then issued and outstanding, resulting in 280,000 shares of Common Stock being issued and outstanding prior to the New Frontier Media, Inc. acquisition. The Company also approved a change of the Company's name to New Frontier Media, Inc.

         The Company became engaged in reference CD-ROM publishing through a 70%-owned subsidiary, Boulder Interactive Group, Inc. d/b/a Inroads Interactive ("Inroads" or "BIG"), and in the distribution of adult feature films in the digital disc format through a wholly owned subsidiary, David Entertainment, Inc. ("David").

         On February 18, 1998, the Company consummated an underwritten public offering of 1,500,000 units, each consisting of one share of common stock and one redeemable common stock purchase warrant, raising $7,087,000 in net proceeds after underwriting fees (excluding related offering expenses). Simultaneous with the public offering, New Frontier Media acquired the adult satellite television assets of Fifth Dimension Communications (Barbados), Inc. and its related entities ("Fifth Dimension"). As a result of the Fifth Dimension acquisition, New Frontier Media through its wholly owned subsidiary, Colorado Satellite Broadcasting, Inc. ("CSB") became a leading provider of adult programming to low-powered ("C-Band") direct-to-home ("DTH") households.

         In August 1998, New Frontier Media launched TeN: the erotic network ("TeN") as a new adult network targeted specifically to cable television system operators and medium-to-high powered DTH satellite service providers (Direct Broadcast Satellite, or "DBS"). Unlike New Frontier Media's C-Band networks, TeN offers partially-edited adult programming which is intended to appeal to cable operators and DBS providers while delivering more of the editing style adult network subscribers expect to receive.

         On June 1, 1999, New Frontier Media launched Pleasure, a 24-hour adult network that incorporates the most edited standard available in the category, on EchoStar Communications Corporation's DISH Network and on cable television systems owned by a leading multiple cable television system operator ("MSO"). Pleasure competes directly with Playboy Enterprises, Inc.'s ("Playboy") adult network services (Playboy TV, Spice and Spice 2) in the most-edited adult programming category. As of June 1, 1999, New Frontier Media received additional launch commitments for Pleasure which bring its total addressable subscriber universe to an estimated 3.0 million cable television and DBS subscribers.

         On March 23, 1999, New Frontier Media announced that it had signed a Letter of Intent to acquire Interactive Gallery, Inc. ("IGallery"), one of the largest aggregators and distributors of adult content via the Internet. On May 24, 1999, New Frontier Media announced that it had expanded its Letter of Intent with IGallery to include its Interactive Telecom Network, Inc. ("ITN") and Card Transactions, Inc. ("CTI") affiliates. Through these proposed acquisitions, New Frontier Media intends to position itself as the leading provider of adult content on the Internet as well as a leading Internet technology and e-commerce provider.

         The Company's executive offices are located at 5435 Airport Blvd., Suite 100, Boulder, Colorado 80301. The telephone number is (303) 444-0632.

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         This Annual Report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward looking statements.



INDUSTRY OVERVIEW

ADULT ENTERTAINMENT DISTRIBUTION VIA ELECTRONIC MEDIA

         New Frontier Media, through its wholly owned subsidiary CSB, is solely focused on the distribution of adult entertainment programming through electronic technologies including cable television and C-band/DBS satellite. Adult entertainment content distribution has evolved over the past twenty-five years from home video platforms (video cassette) to cable television systems and DBS providers, and most recently to the Internet. In the early 1980's, cable television operators began offering subscription and pay-per-view ("PPV") availability of adult programming from network providers such as Playboy. In the 1990's, adult programming became widely available with nearly every cable MSO and DBS provider in the U.S. offering subscription or PPV availability. Paul Kagan Associates ("Kagan"), a leading media research organization, estimates that adult PPV and subscription revenue will grow from $263 million in 1998 to $349 million in 2000. Datamonitor Plc, a leading technology based research organization, estimates that adult programming via the Internet represented $1.0 billion in revenue in 1998 and that it will grow to $3.0 billion by the year 2003.

          PPV television enables a cable television or satellite delivered television subscriber with an addressable television set-top receiver to purchase a block of programming, an individual movie, or an event for a set fee. PPV also permits subscribers to purchase the Company's programming on a monthly, quarterly, semiannual and annual basis and view programming according to their own schedule. PPV allows subscribers to control the availability of the programming within their households. In addition, PPV programming competes well with other forms of entertainment because of its relatively low point price.

         PPV programming is delivered through any number of delivery methods, including: (a) cable television; (b) DTH to households with large satellite dishes receiving a C-band low-power analog or digital signal or with small dishes receiving a Ku-band medium or high-power digital signal (such as those currently offered by EchoStar and DirecTV); (c) wireless cable systems; and (d) low speed (dial-up) or broadband (cable modem) Internet connections. In the past year, New Frontier Media has added a significant number of viewers through the DBS market, which is the fastest-growing segment of the PPV/subscription television business. As of June 15, 1999, New Frontier Media's cable/DBS networks, Pleasure and TeN, were available to approximately 5.8 million cable/DBS addressable households.

         As of June 15, 1999, the Company had arrangements with six of the eleven largest domestic MSO/DBS providers (based on pending acquisitions). These six multi-channel providers, through their affiliated cable or DBS distribution systems ("Affiliates"), control access to approximately 34.6 million, or 48.1%, of the estimated 72 million total U.S. multi-channel households. Once arrangements are made with an MSO or DBS provider, the Company is able to negotiate channel space for TeN and Pleasure with the Affiliates owned, operated or otherwise controlled by that MSO or DBS provider. Acceptance by Affiliates provides the basis for expanding the Company's access to individual multi-channel households. The performance of TeN and Pleasure in individual multi-channel television environments varies based principally on the PPV ordering technology and the quantity and quality of marketing done by the Affiliates. Individual Affiliates determine the retail price of the PPV service and determine the retail price of the monthly subscription service.

         The distribution of adult entertainment via electronic media has continued to grow as technological advances allow easier and more private access to programming. Most major hotel chains, including Marriott, Hyatt, and Hilton, offer in-room adult programming through services such as On Command. The Internet represents the fastest growing distribution means for adult programming. It is estimated that over thirty-thousand web sites presently exist of which 10% provide adult content through subscriptions or memberships. The tremendous growth of the Internet, including web sites dedicated to adult entertainment, has resulted in millions of customers accessing such sites through their computers. Management believes that the adult entertainment industry in general, and the electronic distribution of adult programming via cable, satellite and the Internet, specifically, will continue to grow. In particular, as advances in technology such as broadband (high speed) Internet access and Video-On-Demand programming are made, it will enable adult content viewers complete flexibility in terms of start times and movie selection.

         The distribution of adult entertainment via electronic media is highly competitive. In the multi-channel subscription and PPV markets, the Company competes with Playboy (Playboy TV, Spice and Spice 2), Califa Entertainment, (The Hot Network) and Emerald Media, Inc. (SXTV).

BUSINESS

SUBSCRIPTION AND PPV TELEVISION DISTRIBUTION

         Growth in the PPV market is expected to result in part from cable system upgrades utilizing fiber-optic, compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. When implemented, compression technology is expected to increase MSOs' channel capacity. Industry analysts expect a large percentage of this additional channel capacity to be dedicated to PPV programming. The timing and extent of these developments and their impact on the Company cannot yet be determined.

LOW-POWERED SATELLITE DTH (C-BAND)

         New Frontier Media is a leading provider of subscriber-based and PPV premium television networks to C-band DTH households. The Company currently owns, operates, and distributes three leading adult programming networks:
Extasy, True Blue, and GonzoX (collectively referred to as the "Extasy Networks"). C-band DTH subscribers receive the Extasy Networks through a satellite television receiver/decoder box. Subscribers have the option of subscribing to programming on a monthly, quarterly, semi-annual or annual basis or purchasing single movies or events on a PPV basis. As of June 15, 1999, the Extasy Networks were available to an estimated 2.0 million C-band DTH subscribers. The Company maintains distribution agreements with nearly every major distributor of C-band satellite programming in the United States.

         New Frontier Media aggressively promotes its networks with bold logotypes and high-quality interstitial programming between feature films.

         Extasy, True Blue, and GonzoX each feature 50 movie titles per month on average, with at least 15 first-time broadcasts ("premieres") and four network specials per month with no cross-over programming between channels. All channels are available 24-hours per day, presenting a mix of adult programming including feature films. Staggered movie start times allow for maximum viewing flexibility. Currently, the Extasy Networks deliver the least edited adult programming available to satellite and cable television households.

CABLE TELEVISION OPERATORS AND DBS PROVIDERS (KU-BAND)

         The Company provides two 24-hour adult programming networks which are edited to meet the standards of cable television operators and DBS providers. As of June 15, 1999, the networks, TeN and Pleasure reached an estimated combined
5.8 million addressable television households.

         As of June 15, 1999, the Company had arrangements with six of the eleven largest domestic MSO/DBS providers (based on pending acquisitions). These six multi-channel providers, through their Affiliates, control access to approximately 34.633 million or 48.1%, of the estimated 72 million total U.S. multichannel households. Once arrangements are made with an MSO or DBS provider, the Company is able to negotiate channel space for TeN and Pleasure with the Affiliates owned, managed, or otherwise controlled by that MSO or DBS provider. Acceptance by Affiliates provides the basis for expanding the Company's access to individual multi-channel households. The performance of TeN and Pleasure in individual multi-channel television environments varies based principally on the PPV ordering technology and the quantity and quality of marketing done by the Affiliates. Individual Affiliates determine the retail price of the PPV service and determine the retail price of the monthly subscription service.

         The DBS market is the fastest-growing segment of New Frontier Media's network programming distribution, with the Company's DBS revenues exceeding its cable revenues. As of June 1, 1999, New Frontier Media's adult networks were available on a PPV and/or monthly subscription basis to approximately 5.0 million DBS households in the U.S.

          New Frontier Media's cable/DBS networks (TeN and Pleasure) are carried by EchoStar Communications Corporation's DISH Network, the second largest high-powered DTH provider (DBS) in the U.S. This service provides exceptional improvements in program delivery and consumer interface to households equipped with digital satellite system receiving units, consisting of an 18-inch satellite antenna, a digital receiver box and a remote control.

NETWORKS DESCRIPTION

The Company provides five 24-hour adult programming networks: TeN: the erotic network, Pleasure, Extasy, True Blue and GonzoX. The following table outlines the editing standard for the adult programming category and the current distribution environment for each service:

                                                        TABLE 1
                                                        -------
                                                 SUMMARY OF NETWORKS
                                                                                            ESTIMATED ADDRESSABLE
       NETWORK               LAUNCHED/           EDITING                                  SUBSCRIBER UNIVERSE AS OF
    JUNE 15, 1999            ACQUIRED           STANDARD            DISTRIBUTION                JUNE 15, 1999
    -------------            --------           --------            ------------                -------------
       TeN                    8/15/98           Partially            Cable/DBS                   3.0 million
       Pleasure               6/1/99              Most               Cable/DBS                   3.0 million
       Extasy                 2/18/98             Least           Cable/DBS/C-band               2.0 million
       True Blue              2/18/98             Least                C-band                    2.0 million
       Gonzo X                2/18/98             Least                C-band                    2.0 million


TEN: THE EROTIC NETWORK (TEN)

         On August 15, 1998, the Company launched TeN, a 24-hour adult network which incorporates a partial editing standard targeted to cable television system operators and DBS providers. The Company has programmed TeN as a feature driven network that incorporates less editing than traditional adult premium networks such as those offered by Playboy (Playboy TV, Spice and Spice 2). As of June 15, 1999, TeN reached an estimated 3.0 million addressable multi-channel households. TeN offers a diverse programming mix within the adult genre, with movies and specials that appeal to a wide variety of tastes and interests. TeN's programming is partially edited and, as such, incorporates more editing than the editing standard available in the adult home video markets. TeN offers subscription and PPV households 18 premiere adult movies and four network specials per month and a minimum of 60 adult movies per month. TeN was developed to capitalize on the quality and number of cable operators/DBS providers now willing to carry partially-edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers. New Frontier Media believes the growing market acceptance of partially edited programming is due, in large part, to the higher subscriber buy rates (the theoretical percentage of addressable households ordering one PPV movie, program or event in a month) achieved for cable system operators/DBS providers as compared to network programming that incorporates the most edited adult programming. Since its launch on August 15, 1998, TeN has averaged a monthly buy rate of approximately 12% compared to most edited adult network programming (such as those services offered by Playboy) averaging monthly buy rates of approximately 3% to 7%.

PLEASURE

         On June 1, 1999, the Company launched Pleasure, a 24-hour adult network that incorporates the most edited standard available in the category, which is targeted to cable television operators and DBS providers. Pleasure is a feature driven adult network service and is programmed to deliver subscription and PPV households 21 premiere adult movies and four network specials per month with a total of 60 adult movies per month. As of June 1, 1999, Pleasure reached an estimated 3.0 million addressable multi-channel households. Pleasure was developed as a competitive service to Playboy (Playboy TV, Spice and Spice 2) and offers a highly favorable revenue split for a cable television operator or DBS provider. Pleasure was specifically designed to provide adult content programming to operators that have not yet embraced a partially-edited programming philosophy and for those operators that wish to use the service to "upsell" subscription or PPV households to a less edited network such as TeN.

EXTASY

         Extasy was acquired from Fifth Dimension on February 18, 1998. Extasy is a feature driven adult network service that is programmed with 15 premiere adult movies per month and a total of approximately 50 adult movies per month. Extasy is the least-edited programming service available to multi-channel households and is principally distributed via the C-band DTH market and, to a lesser extent, cable television operators and DBS providers. Extasy's editing standard is similar to the editing standard employed in the home video markets. As of June 15, 1999, Extasy had 54,026 active subscriptions. Extasy offers a diverse programming mix within the adult genre, with movies and specials that appeal to a wide variety of tastes and interests. Extasy is available on a PPV basis as well as on a monthly, quarterly, semiannual and annual subscription basis.

TRUE BLUE

         True Blue was acquired from Fifth Dimension on February 18, 1998. True Blue incorporates the same editing standard as Extasy and is programmed with adult movies that feature "no-name" or "amateur" talent. True Blue is programmed to deliver 50 amateur adult movies per month. True Blue is presently only distributed via the C-band DTH market. As of June 15, 1999, True Blue had 48,355 active subscriptions. True Blue is available on a PPV basis as well as on a monthly, quarterly, semiannual and annual subscription basis.

GONZOX

         GonzoX, formerly Exotica, was acquired from Fifth Dimension on February 18, 1998. GonzoX incorporates the same editing standard as Extasy and is programmed with the "best of" scenes from adult feature films. GonzoX is programmed to deliver 50 "best of" adult features per month. GonzoX is presently only distributed via the C-band DTH market. As of June 15, 1999, GonzoX had 44,033 active subscriptions. GonzoX is available on a PPV basis as well as on a monthly, quarterly, semiannual and annual subscription basis.

INTERNET DISTRIBUTION

         On March 23, 1999, the Company entered into a Letter of Intent to acquire IGallery, one of the largest aggregators/distributors of adult content via the Internet. On May 24, 1999, New Frontier Media announced that it had expanded its proposed acquisition of IGallery to include its affiliates, ITN and CTI.

         ITN, CTI and IGallery (collectively the "acquisition entities") together provide the technological infrastructure, content acquisition and organization, consumer level and web-master level marketing, merchant account management and electronic credit card transaction processing necessary to provide adult content via the Internet. The acquisition entities accomplish this through the sale of subscriptions or memberships to consumers and the sale of turn-key content and/or financial processing to adult web-masters. The acquisition is expected to be effected as a "pooling of interests" transaction and will be affected through a stock for stock exchange by and between the Company and the "acquisition entities". The Company has not yet entered into a definitive purchase agreement with respect to this proposed transaction.

INTERACTIVE TELECOM NETWORK, INC.

         ITN is a leading Internet technology and e-commerce solutions company that provides turn-key Internet software engineering, bandwidth, merchant account management, and credit card processing systems. ITN is based in Sherman Oaks, California and employs approximately 50 people.

          ITN provides a variety of connectivity solutions, including dedicated Internet access, hardware and software implementation, and system and security consulting that provide businesses high-speed continuous access to the Internet. ITN provides shared server web hosting and offers a variety of shared server web hosting services that enable its customers to efficiently, reliably and cost-effectively establish a sophisticated web presence and distribute information over the Internet without purchasing, configuring, maintaining and administering the necessary Internet hardware and software.

         ITN's dedicated server web hosting solutions are provided to larger customers that require substantially more server and network capacity than provided under the shared hosting plans. The dedicated web hosting solutions provide the customer with an NT or UNIX-based dedicated server that is owned and maintained by ITN within its Internet data center facility. This solution enables customers to host complex web sites and applications without the need to incur significant infrastructure and overhead costs. ITN offers dedicated server service at various price levels, depending on customers' hardware, data transfer and service requirements.

         ITN offers co-location services for customers who prefer to own and have physical access to their servers, but require the high performance, reliability and security of an Internet data center. Co-location customers are typically larger enterprises employing more sophisticated Internet hardware and software, and having the expertise to maintain their web sites and related equipment. ITN's Internet data center facility features uninterruptable power supplies with a back-up generator, a fire suppression system, fault tolerant environmental controls, 24 X 7 monitoring and high levels of security.

         ITN provides integration services including local and wide-area network configuration, web and database server integration and application-specific software solutions. ITN utilizes its expertise across multiple platforms utilizing leading networking hardware, high-end web and database servers and computer software to more effectively address its customers' diverse systems and network integration needs.

          ITN's system administration and web site management solutions support its customers' Internet operations by providing the customer with detailed monitoring, reporting and management systems to control their Internet-related hardware, software and network applications. Implementation of these scalable solutions is often delivered in phases to allow customers to outsource an increasing amount of their Internet operations. ITN's comprehensive system administration and web management solutions enable it to identify and begin to resolve hardware, software, network and application problems almost immediately.

         Web site development and implementation services range from basic informational sites to complex interactive sites featuring sophisticated graphics, animation, sound and other multimedia content. ITN works with content providers, end users and production companies to provide technical, design and production services.

         Commerce-enabling solutions for its web-hosting and co-location customers include a "shopping cart" program for customers looking to sell products, where, as in a retail store, their clients browse through several products and choose to put some in their "shopping cart" for purchase. This database driven technology is very flexible, allowing ITN's customers to change products and prices easily and cost-effectively. Credit card authorization and processing solutions is a key service enabling customers to accept payment directly over the Internet.

         The development of streaming media products from companies such as RealNetworks and Microsoft enables the simultaneous transmission and playback of continuous streams of audio and video content over the Internet. ITN has emerged as one of the leading providers of streaming media services, offering complete integrated, in-house services, including production, encoding, and hosting of live or pre-recorded events. ITN believes that it is one of the few providers which offers expertise in all three components of streaming media technology, combined with an established customer base for Internet products and services and access to low cost, scalable, bandwidth.

         The nature of business Internet traffic demands protection from unauthorized access. ITN designs and integrates customized security solutions which ensure network integrity while enabling users to perform business tasks in a secure, yet unhindered, environment. ITN's firewall solutions provide users with secure access to the Internet as well as segregate a customer's public servers from its internal network and restrict access between departments as well as track communications to ensure that these communications follow a customer's established security procedures.

          Domain Domain is the trade name for ITN's Web address registration service. ITN's site design and application architecture allows the fastest, easiest way to find and register a .com, .net and .org top-level domain name. Domain Domain is very focused on the Internet identity business and intends to be a leader and innovator as the market expands. ITN intends to expand its "dot com" suite of products and services, enhance its distribution channels to reach more customers and build brand awareness as the "dot com specialists". ITN further intends to continue to offer services that complement a Web address and help businesses build online identities.

INTERACTIVE GALLERY, INC.

         IGallery is a leading aggregator and reseller of adult content via the Internet. IGallery maintains a consumer membership base of nearly 100,000 monthly revenue generating consumer subscribers to its owned and operated web sites.

          IGallery aggregates adult recorded video, live feed video and still photography all of which is licensed from adult content studios. The content is organized thematically and, if necessary, converted into digital media for Internet distribution. One-third of IGallery's revenue comes from the resale of aggregated content to third-party web masters on either a flat monthly-rate basis or a revenue sharing basis. IGallery has become one of the leading resellers of adult content to web masters and presently sells its aggregated content to a database of over 7,600 webmasters.

          IGallery designs, creates and implements company owned subscription/membership-based web sites for the adult Internet consumer markets. In addition, IGallery creates web sites that are targeted to the community of adult web-masters who resell IGallery's content to their own members or subscribers. Each month, IGallery publishes VaVoom, an Internet-based magazine filled with over 300 pages of adult-themed content.

          Internet commerce begins with the successful generation of Internet traffic to a web site. IGallery is actively engaged in the generation of Internet traffic to its consumer and webmaster sites. Internet traffic is generated through the purchase of traffic from third-party adult web sites or Internet domain owners and the purchase of banner advertisements or "key word" searches from search engines such as Yahoo or Lycos and through publicity for IGallery's web sites. As a result of these activities, IGallery receives over 700,000 to 800,000 unique Internet visitors each day to its consumer and webmaster sites, or over 23 million unique visits per month. IGallery typically achieves a conversion rate of better than 1 membership for each 400 unique visits.

GOVERNMENT REGULATION

         In 1996, the United States Congress passed the Telecommunications Act of 1996 ("the Act"), a comprehensive overhaul of the Federal Communication Act of 1934. Section 641 of the Act requires full audio and video scrambling of channels which are primarily dedicated to "sexually explicit" programming. If a multi-channel video programming distributor, including a cable television operator, cannot comply with the full scrambling requirement, then the channel must be blocked during the hours when children are likely to be watching television, i.e., from 6:00 a.m. to 10:00 p.m. Programming providers offering the most edited adult services (such as Playboy) and programming providers offering partially-edited adult services (such as TeN), feature "sexually explicit" programming as contemplated by Section 641 of the Act. Although all adult programming companies fully scramble their signals for security purposes, several cable television MSO's lack the technical capability to fully scramble the audio portion of the signal. These cable systems are required to block adult broadcasts between 6:00 a.m. and 10:00 p.m. Section 641 of the Act affects the Company to the extent its programming is offered by cable television MSO's without such technical scrambling ability.

         In February 1996, the leading adult network providers including Playboy challenged Section 505 of the Act which, among other things, regulates the cable transmission of adult programming such as New Frontier Media's domestic pay television networks. Enforcement of Section 505 of the Act commenced May 18,1997. The case was heard by the United States District Court in Wilmington, Delaware (the "Delaware District Court") in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 of the Act unconstitutional. Even though the defendants have appealed this judgment, the ruling gives cable systems the right to resume 24-hour broadcast of adult services as long as cable systems comply with, and consumers are made aware of, the "blocking on request" requirement of Section 504 of the Act . On June 22, 1999, the U.S. Supreme Court agreed to hear the defendants' appeal of this judgment.

NETWORK PROGRAMMING

         All of the broadcast programming for each network is acquired from third party adult content studios. In most cases, New Frontier Media pays approximately $5,000 to $6,000 for a Premiere and $500 for a title that has previously been exhibited via satellite broadcast ("Encore") for unlimited broadcast rights in North America for a specified period of time (usually one to five years). The Company maintains relationships with eight of the top ten major adult movie studios, and purchases a wide variety of programming from each on a monthly basis. Dubbed copies of the programming are sent to playout facilities in Ottawa, Ontario (Canada) and Boulder, Colorado, where they are screened for quality control purposes and to comply with run time requirements.

         In February 1999, New Frontier Media acquired all of the broadcast and electronic distribution rights to 4,000 adult films under a Content License Agreement with Pleasure Productions LLC. The Company believes that as a result of this acquisition it is one of the largest owners of adult video content in the world.

SATELLITE TRANSMISSION

         New Frontier Media delivers its video programming via satellite transmission. Satellite delivery of video programming is accomplished as follows:

         Video programming is played directly from a playout or uplink facility. The program signal is then scrambled (encrypted) so that the signal is unintelligible unless it is passed through the proper decoding devices. The signal is then transmitted (uplinked) by an earth station to a designated transponder on a communications satellite. The transponder receives the program signal uplinked by the earth station, amplifies the program signal and broadcasts (downlinks) it to satellite dishes located within the satellite's area of signal coverage. The signal coverage of the domestic satellite used by New Frontier Media is the continental United States, Hawaii, portions of the Caribbean, Mexico, and Canada. Each analog transponder can retransmit one complete analog color television video signal and two digital television video signals, together with associated audio and data sidebands.

         Programming is received by C-Band subscribers, cable operators and DBS providers. This programming is received in the form of a scrambled signal. In order for subscribers to receive the programming the signal must be unscrambled.

         C-Band subscribers purchase programming directly from the Company or its distributors. The satellite receivers of C-Band subscribers contain unscrambling equipment that is authorized to unscramble the Company's satellite services. Each set top box or satellite receiver must have an electronic "address". This "address" is activated for the requisite services purchased from either the Company or the distributor.

         Cable system operators or DBS providers receive their programming in the same manner as a C-Band subscriber, however these customers provide the received programming to their captive subscriber audience. The equipment utilized by cable operators and DBS providers is similar to that utilized by C-Band subscribers but manufactured to an industrial grade specification. The cable system operators and DBS providers are able to remotely control each subscriber's set-top box or satellite receiver on their network, and cause it to unscramble the television signal for a specific period of time after the subscriber has made a purchase of a premium service or PPV movie or event.

TRANSPONDER AGREEMENTS

         New Frontier Media maintains satellite transponder sub-lease agreements for four full-time analog transponders with Fifth Dimension. Prior to June 1, 1999, the Company maintained a non-cancelable sublease agreement with Fifth Dimension which provided usage of three analog transponders located on Loral Skynet's Telstar 5 satellite. These transponders provided the satellite transmission necessary to broadcast the Extasy Networks (Extasy, True Blue, GonzoX).

         As of June 1, 1999, the Company switched its three full-time analog transponders which were located on Loral Skynet's Telstar 5 to Loral Skynet's Telstar 4. The Company's 24-hour promotional channel ("Barker") is also broadcast on Loral Skynet's Telstar 4, which enables it to promote the Extasy Networks on the same satellite where most of its C-band competitors' services are offered.

PLAYOUT FACILITY

         On April 1, 1999, the Company completed the installation, and began operation of, its Boulder, Colorado playout facility. The playout facility provides the broadcast playout for TeN, Pleasure and the C-Band Barker. This facility consists of state-of-the art digital encoding and automated playout equipment which the Company believes to be the only system of its kind in North America. Uplinking services for the Boulder, Colorado playout facility are managed by Williams Communications Vyvx Services ("Vyvx").

         Playout and uplink services for the Extasy Networks are contracted to Fifth Dimension, whose facilities are located in Ottawa, Ontario (Canada). Fifth Dimension's uplink facility is equipped with satellite equipment, editing equipment, power supplies and other equipment necessary to provide 24-hour programming for the three C-Band networks. This equipment is owned by New Frontier Media.

CALL SERVICE CENTER

         Fifth Dimension had maintained a call service center in Ottawa, Ontario. Following the Fifth Dimension acquisition, New Frontier Media contracted with TurnerVision, Inc. to provide these services and, as such, relocated its call center service function to the United States. The call service center receives incoming calls from customers wishing to order network programming, or having questions about service or billing. The call service center is accessible from anywhere in the U.S. or Canada via toll-free "800" numbers. It is equipped with approximately 30 workstations, each of which contain a networked computer workstation, Company-owned proprietary order processing software, and telephone equipment. These components are tied into a computer telephony integrated switch which routes incoming calls and enables orders to be processed and subscriber information to be updated "on-line." The call center functions currently contracted with Turnervision, Inc. are scheduled to be moved to Boulder, Colorado under the Company's management by August 1, 1999.

         The call service center is operational 24-hours per day, seven days a week, and staffed according to call traffic patterns, which take into account time of day, day of the week, seasonal variances, holidays, and special promotions. Customers pay for their order with credit cards, which are authorized and charged before the order is sent electronically to General Instrument's Access Control Center in San Diego, California for processing. General Instrument receives the subscriber order and the subscriber's identification information, and sends a signal to the appropriate satellite, which "unlocks" the service ordered for the applicable period of time.

COMPETITION

         New Frontier Media principally competes with Playboy in the subscription and PPV markets. Playboy has significantly greater financial, sales, marketing and other resources to devote to the development, promotion and sale of its cable programming products, as well as a longer operating history and broader name recognition than New Frontier Media. Playboy's size and market position makes it a more formidable competitor than if it did not have the resources and name recognition that it has. New Frontier Media competes directly with Playboy in editing standards of its programming, network performance in terms of subscriber buy rates and the license fees that New Frontier Media offers to cable and DBS providers. However, New Frontier Media cannot and does not compete with Playboy in the area of money spent on promoting its products. New Frontier Media believes that the quality of its programming, as well as the attractive revenue splits and subscriber buy rates for such programming, are the critical factors which will influence cable operators to choose its programming over Playboy's.

         On June 1, 1999, New Frontier Media launched Pleasure, a new 24-hour adult network which competes directly with Playboy in the most edited adult programming category. With the addition of Pleasure, New Frontier Media expects its overall performance in the cable and DBS markets to improve because of its unique ability to offer a full range of quality adult programming in all three current editing standards, namely the most edited (Pleasure), partially-edited
(TeN) and least edited (Extasy Networks) formats.

         The Company competes with other adult networks in the multi-channel and PPV markets including Califa Entertainment (The Hot Network) and Emerald Media, Inc. (SXTV).

         The Company also faces general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming. In addition, the Company will face competition in the adult entertainment arena from other providers of adult programming, adult video rentals and sales, newspaper and magazines aimed at adult consumers, telephone adult chat lines, and adult-oriented Internet services.

MARKETING

         New Frontier Media markets its C-band networks primarily through an open-air, 24-hour Barker channel which promotes the programming featured on the Extasy Networks. This channel uses edited movie clips and interstitial programming to entice viewers who are "channel surfing" to subscribe to one of the Extasy Networks channels (periodic subscription), or to purchase the Company's programming on a PPV basis. To a lesser extent, New Frontier Media advertises in print publications such as satellite channel guides. New Frontier Media also aggressively markets its programming directly to satellite program packagers or distributors, through direct marketing campaigns, face-to-face meetings, trade show exhibits and industry gatherings. The Company's marketing department has developed numerous programs and promotions to support its networks. These have included the development of detailed monthly program guides, glossy promotional pieces, and celebrity appearances at industry trade shows. New Frontier Media also maintains a sales force of five full-time employees to promote carriage of its programming on cable television, DBS and alternative platform systems.

         The Company exhibits at three to four major industry trade shows per year, including the National Cable Television Association (NCTA) shows (Western and National) and the Satellite Broadcasting and Communications Association
(SBCA) show. In addition, the Company attends a variety of other industry trade shows and conferences, including the Cable Television Advertising and Marketing
(CTAM) and the DBS Summit.

YEAR 2000 COMPLIANCE

         In response to the Year 2000 problem, New Frontier Media has identified and is implementing changes to its existing computerized business systems. New Frontier Media is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, New Frontier Media has communicated with its vendors and other service providers to ensure that their products and business systems are or will be Year 2000 compliant. If modifications and conversions by New Frontier Media and those with which New Frontier Media conducts business are not made in a timely manner, the Year 2000 problem could have a material adverse effect on New Frontier Media's business, financial condition and results of operations. All of New Frontier Media's major systems have either been identified as Year 2000 compliant, or remediation has been completed to ensure Year 2000 compliance. These major systems include financial applications and key operating systems of the Company. New Frontier Media is currently evaluating less critical systems, such as desktop applications, with plans for all systems to be in compliance by September 30, 1999. New Frontier Media is also reviewing its non-information technology systems to determine the extent of any modifications and believe that there will be minimal changes necessary for compliance. Although New Frontier Media is still quantifying the impact, the current estimate of the total costs associated with the required modifications and conversions are expected to be slightly in excess of $35,000, of which approximately $15,000 was expensed in fiscal year 1999. New Frontier Media expenses these costs as it incurs them.

         New Frontier Media believes that its technology systems will be ready for the year 2000 and, therefore, has not developed a comprehensive contingency plan. High-risk vendors will be examined throughout the year with contingency plans developed on a case-by-case basis where needed. Additionally, New Frontier Media is aware that it may experience other isolated incidences of non-compliance and plans to allocate internal resources and retain dedicated consultants and vendor representatives to be ready to take action if necessary. Although New Frontier Media values its established relationships with key vendors and other service providers, if some vendors are unable to perform on a timely basis due to their own Year 2000 issues, New Frontier Media believes that substitute products or services are available from other vendors. New Frontier Media also recognizes that it, like all other businesses, is at risk if other key suppliers in utilities, communications, transportation, banking and government are not ready for the year 2000.

EMPLOYEES

         As of the date of this report, New Frontier Media and its subsidiaries had 43 full-time and 2 part-time employees. Five employees are employed in executive positions; three employees are employed in administrative and clerical positions; the remainder of New Frontier Media and its subsidiaries' employees are employed in sales or technical capacities. New Frontier Media employees are not members of a union, and New Frontier Media has never suffered a work stoppage. The Company believes that it maintains a satisfactory relationship with its employees.

RISK FACTORS

NEW FRONTIER MEDIA HAS INCURRED LOSSES FROM INCEPTION AND MAY NEVER GENERATE SUBSTANTIAL PROFITS.

         We were organized in July, 1995 and have incurred losses from inception. We may never generate substantial profits. We incurred a net loss of $7,581,124, or $1.04 per share, on revenues of $9,452,432 for the fiscal year ended March 31, 1999 and a net loss of $3,258,343, or $.73 per share, on revenues of $712,581 for the fiscal year ended March 31, 1998. As of March 31, 1999 we had an accumulated deficit of $10,278,197. Our ability to operate profitably is dependent upon successful execution of our business plan.

LIMITS ON THE COMPANY'S ACCESS TO DISTRIBUTION CHANNELS COULD ADVERSELY AFFECT ITS BUSINESS.

         Our satellite uplink providers' services are critical to us. If our satellite uplink providers fail to provide the services contracted for with them, our satellite programming operations would in all likelihood be suspended, resulting in a loss of substantial revenues to the Company. If our satellite uplink providers improperly manage their uplink facilities, we could experience signal disruptions and other quality problems that, if not immediately addressed, could cause us to lose subscribers and subscriber revenues.

         Our continued access to satellite transponders is critical to us. Our satellite programming operations require continued access to satellite transponders to transmit programming to our subscribers. We also use satellite transponders to transmit programming to cable operators. Material limitations to satellite transponder capacity could materially adversely affect our operating performance. Access to transponders may be restricted or denied if:

         * we or the satellite owner is indicted or otherwise charged as a defendant in a criminal proceeding;

         * the FCC issues an order initiating a proceeding to revoke the satellite owner's authorization to operate the satellite;

         * the satellite owner is ordered by a court or governmental authority to deny us access to the transponder;

         * we are deemed by a governmental authority to have violated any obscenity law; or

         * our satellite transponder provider determines that the content of our programming is harmful to its name or business.

         In addition to the above, the access of our networks to transponders may be restricted or denied if a governmental authority commences an investigation concerning the content of the transmissions.

         Our ability to convince cable operators to carry our programming is critical to us. The primary way for us to expand our cable subscriber base is to convince additional cable operators to carry our programming. We can give no assurance, however, that our efforts to increase our base of cable subscribers will be successful.

THE COMPANY'S PRIMARY COMPETITOR HAS SIGNIFICANTLY GREATER RESOURCES THAN THE COMPANY.

         Our principal competitor, Playboy, has significantly greater financial, sales, marketing and other resources to devote to the development, promotion and sale of its cable programming products, as well as a longer operating history and broader name recognition, than we do. We compete with Playboy as to the editing standards of its programming, network performance in terms of subscriber buy rates and the license fees that we offer to cable and DBS system providers.

THE COMPANY ALSO FACES GENERAL COMPETITION FROM OTHER FORMS OF ADULT AND NON-ADULT ENTERTAINMENT.

         The Company faces competition in the adult entertainment industry from other providers of adult programming, adult video rentals and sales, newspapers and magazines aimed at adult consumers, adult oriented telephone chat lines, and adult oriented Internet services. To a lesser extent, we also face general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films and other programming.

NEW FRONTIER MEDIA MAY NOT BE ABLE TO RETAIN ITS KEY EXECUTIVES.

         As a small company with approximately 45 employees, our success depends upon the contributions of our executive officers and its other key technical personnel. The loss of the services of any of our executive officers or other key personnel could have a significant adverse effect on our business and operating results. We cannot assure that New Frontier Media will be successful in attracting and retaining such personnel.

RAPID TECHNOLOGICAL CHANGE WILL CONTINUE TO OCCUR IN OUR INDUSTRY.

         We are engaged in a business that has experienced tremendous technological change over the past two years. As a result, we face all the risks inherent in businesses that are subject to rapid technological advancement, such as the possibility that a technology that we have invested in may become obsolete. In that event, we may be required to invest in new technology. Our inability to identify, fund the investment in, and commercially exploit such new technology could have an adverse impact on our financial condition. Our ability to implement our business plan and to achieve the results projected by management will be dependent upon management's ability to predict technological advances and implement strategies to take advantage of such changes.

GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS.

         Telecommunications Act of 1996. The Telecommunications Act of 1996 appears to have slowed growth in cable access for domestic pay television businesses. For example, Federal Communications Commission regulation, including the "going-forward rules," provides cable operators with incentives to add basic services. Competition for channel space has increased as cable operators have utilized available channel space to comply with "must-carry" provisions, mandated retransmission consent agreements and "leased access" provisions. In addition, we believe that growth will continue to be slow in the next two to three years as the cable television industry responds to the FCC's rules and subsequent modifications. We cannot assure you that the growth will not slow further in the future.

         Section 505 of the Telecommunications Act. Section 505 of the Telecommunications Act effectively requires each cable system that offers adult programming either to (1) install additional blocking technology in each household to prevent any momentary fragments of our content from accidentally becoming available to non-subscribing cable customers or (2) restrict the period during which adult programming is transmitted to the hours between 10:00 p.m. and 6:00 a.m. Although a United States District Court has unanimously declared this law unconstitutional and blocked its implementation, the decision has been appealed and accepted for review by the U.S. Supreme Court. The results of our operations could be adversely affected if Section 505 is found constitutional in a reversal of the court decision or if cable operators restrict the hours of transmission of our programming until all appeals have been exhausted.

NEGATIVE PUBLICITY, LAWSUITS OR BOYCOTTS BY OPPONENTS OF ADULT CONTENT COULD ADVERSELY AFFECT OUR BUSINESS.

         We could become a target of negative publicity, lawsuits or boycotts by one or more advocacy groups who oppose the distribution of "adult entertainment." These groups have mounted negative publicity campaigns, filed lawsuits and encouraged boycotts against companies whose businesses involve adult entertainment. The costs of defending against any such negative publicity, lawsuits or boycotts could be significant, could hurt our finances and could discourage investors from investing in our publicly traded securities. To date, we have not been a target of any of these advocacy groups. As a leading provider of adult entertainment, we can not assure you that we may not become a target in the future.

NEW FRONTIER MEDIA WILL NEED ADDITIONAL FUNDS TO FINANCE ITS FUTURE GROWTH.

         We anticipate that our capital resources will be sufficient to satisfy our capital requirements for our current operations for the next 12 months. We will need, however, additional funds to upgrade and expand our playout facility to incorporate the Extasy Networks at our Boulder, Colorado facility and to aggressively market TeN and our new Pleasure channel to increase carriage among the MSO community. We expect to receive as much as $9.75 million through the exercise of our 1,500,000 publicly traded warrants, which are currently "in-the-money". In the event that we do not receive at least $5.0 million through the exercise of our public warrants, we will need to raise additional funds. If we are unable to obtain additional funds in a timely manner or on acceptable terms, we may have to curtail or, as a last resort, suspend the planned expansion of our playout facility and the planned marketing effort for TeN and Pleasure, which could have a significant adverse effect on our business relationships, financial results and prospects, which in turn could lead to lower overall revenues.

BECAUSE THE COMPANY IS INVOLVED IN THE ADULT PROGRAMMING BUSINESS, IT MAY BE MORE DIFFICULT FOR IT TO RAISE MONEY OR ATTRACT MARKET SUPPORT FOR OUR STOCK.

         Some investors, investment banking entities, market makers, lenders and others in the investment community may decide not to provide financing to us, or to participate in our public market or other activities due to the nature of our business, which, in turn, may hurt the value of our stock, and our ability to attract market support.

IT MAY BE DIFFICULT TO EFFECT A CHANGE IN CONTROL OF NEW FRONTIER MEDIA.

         Issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of New Frontier Media. New Frontier Media's board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of such stock without further shareholder approval. The rights of the holders of common stock will be subjected to, and may also be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.

FUTURE SALES OF COMMON STOCK MAY CAUSE THE MARKET PRICE OF THE COMMON STOCK TO DROP.

         Future sales of shares of common stock by New Frontier Media and/or its stockholders could cause the market price of the common stock to drop. There are currently 5,377,433 restricted shares and 7,162,084 shares of common stock which are freely tradable or eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Of the 5,377,433 restricted shares, 1,988,800 of such shares are currently eligible for resale under Rule
144. Sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could have a significant adverse effect on the market price of the common stock.

THE COMPANY IS SUBJECT TO A COUNTER-CLAIM FOR UNSPECIFIED DAMAGES IN A SUIT WITH A FORMER FINANCIAL ADVISOR.

         On October 3, 1997, we filed a complaint in District Court in Boulder, Colorado (Case No. 97 CV 1428) against Sands Brothers & Co. Ltd. alleging breach by Sands Brothers of the terms of a financial consulting agreement with us. We also alleged fraud in the inducement, and are seeking return of our initial payment of $25,000 to Sands Brothers and rescission of the agreement. Sands Brothers has filed an answer and counter-claim to our complaint seeking unspecified damages, and we have filed an answer to the Sands Brothers counter-claim. We intend to vigorously pursue our claim against, and defend the counter-claim from, Sands Brothers.

THE COMPANY HAS BEEN SUED BY A PROSPECTIVE INVESTOR SEEKING TO ENFORCE AN ALLEGED AGREEMENT TO CONVEY A 70% EQUITY INTEREST IN NEW FRONTIER MEDIA.

         In a January 25, 1999 amended complaint (Case No. 99CV30), J.P. Lipson seeks to enforce an alleged agreement by New Frontier Media to convey to Lipson a 70% equity interest in New Frontier Media. Lipson is also seeking large and/or unspecified damages. We dispute that there exists a binding and enforceable agreement to transfer any equity interest in New Frontier Media to Lipson and filed on February 10, 1999 a motion for partial summary judgement directed to this issue. To date the Court has neither ruled on nor set our motion for a hearing. We will continue to vigorously defend against Lipson's claims.

THE YEAR 2000 PROBLEM COULD DISRUPT OUR BUSINESS.

         We recognize that we, like all other businesses, are at risk if key suppliers in utilities, communications, transportation, banking and government are not ready for the year 2000. It is also possible that our computer software applications, internal accounting, customer billing and other business systems, working either alone or in conjunction with those of third parties who do business with us, will not accept input of, store, manipulate and output dates in the year 2000 or after without error. If any of this were to happen, we may suffer business interruptions or shutdown, reputational harm or legal liability and, as a result, material financial loss.

THE COMPANY RECEIVED A NOTICE FROM NASDAQ IN EARLY 1999 STATING THAT IT MAY BE DELISTED FROM NASDAQ.

Delisting of New Frontier Media's common stock from The Nasdaq SmallCap Market would cause the price of the common stock to drop and impair the ability of holders to sell their shares. In addition, in order to be relisted on Nasdaq, we would be required to comply with the initial listing requirements, which are substantially more onerous than the maintenance standards. In the event the Company's securities are delisted from Nasdaq, such delisting would also be likely to have an adverse effect on our ability to raise additional financing. In early 1999, we received a notice from The Nasdaq Stock Market that we failed to meet Nasdaq's $2 million in net tangible assets standard for continued listing on the Nasdaq Small Cap Market. We attended a hearing to review that determination on April 9, 1999. We have not yet heard any decision from Nasdaq. At and before the hearing, we presented financial information to establish that we exceeded Nasdaq's net tangible assets standard. We also discussed Nasdaq's concerns regarding the written consent process used by us, upon the advice of our counsel, to obtain shareholder approval for the issuance of more than 20% of our outstanding shares under their corporate governance rules.

THE LIABILITY OF OUR DIRECTORS IS LIMITED.

         Our Bylaws substantially limit the liability of our directors to us and our shareholders for breach of fiduciary or other duties.

THE PRICE OF THE COMMON STOCK MAY CONTINUE TO BE HIGHLY VOLATILE.

         The trading price for the common stock has been highly volatile and could continue to be subject to significant fluctuations in response to variations in our quarterly operating results, general conditions in the adult entertainment industry or the general economy, and other factors. In addition, the stock market is subject to price and volume fluctuations affecting the market price for public companies generally, or within broad industry groups, which fluctuations may be unrelated to the operating results or other circumstances of a particular company. Such fluctuations may adversely affect the liquidity of the common stock, as well as the price that holders may achieve for their shares upon any future sale.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company does not own any real property. The Company leases approximately 11,744 square feet of office space at its headquarters located at 5435 Airport Blvd., Suite 100, Boulder, Colorado 80301. The Company's lease on this office space runs through October 2003 at a rate of approximately $11,800 per month with a five-year optional renewal period. The lease also requires that the Company pay its pro-rata portion of real estate taxes and operating expenses.

         New Frontier Media also leases approximately 1,500 square feet of office space at 20061 Saticoy Street, Suite 203, Winnetka, California at a base rate of $1,663.75 per month for its content acquisition and programming operations. This lease expires on August 31, 2000.

ITEM 3.  LEGAL PROCEEDINGS.

         On October 3, 1997, New Frontier Media filed a complaint in District Court in Boulder, Colorado (Case No. 97 CV 1428) against Sands Brothers & Co., Ltd. alleging breach by Sands Brothers of the terms of a financial consulting agreement with us. New Frontier Media also alleged fraud in the inducement, and is seeking return of its initial payment of $25,000 to Sands Brothers and rescission of the agreement. Sands Brothers has filed an answer and counter-claim to New Frontier Media's complaint seeking unspecified damages, and New Frontier Media has filed an answer to the Sands Brothers counter-claim. New Frontier Media intends to vigorously pursue its claim against, and defend the counter-claim from, Sands Brothers.

         In a January 25, 1999 amended complaint (Case No. 99CV30), J.P. Lipson seeks to enforce an alleged agreement by New Frontier Media to convey to Lipson a 70% equity interest in New Frontier Media. Lipson is also seeking large and/or unspecified damages. New Frontier Media disputes that there exists a binding and enforceable agreement to transfer any equity interest in New Frontier Media to Lipson and filed on February 10, 1999 a motion for partial summary judgment directed to this issue. To date the Court has neither ruled on nor set the motion for a hearing. New Frontier Media will continue to vigorously defend against Lipson's claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted for a formal vote of the shareholders during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

         Prior to February 11, 1998, a limited public market for New Frontier Media's Common Stock existed on the NASDAQ Bulletin Board under the symbol NOOF. Commencing on February 11, 1998, New Frontier Media's Common Stock and Units (each consisting of one share of Common Stock and one redeemable common stock purchase warrant) were quoted on the Nasdaq Small Cap Market under the symbols NOOF and NOOFU, respectively. As of the close of business on May 18, 1998, New Frontier Media split the Units into their component parts. Commencing on May 19, 1998, New Frontier Media's warrants were quoted on the Nasdaq Small Cap Market.

         The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

QUARTER ENDED              HIGH      LOW             QUARTER ENDED               HIGH       LOW
                           -------  ------                                      ------   -------
June 30, 1997.........     5-3/8       5            June 30, 1998               4-1/4     2-3/4
September 30, 1997....     5-1/2       5            September 30, 1998        3-11/16    1-9/32
December 31, 1997.....     5-3/4   4-3/4            December 31, 1998           1-5/8     13/16
March 31, 1998........     5-1/4   2-7/8            March 31, 1999              5-3/8     14/16

         As of March 31, 1999, there were approximately 340 record holders of New Frontier Media's Common Stock.

         New Frontier Media has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. New Frontier Media intends to retain any earnings for use in New Frontier Media operations and to finance the expansion of its business.

         In March 1999, New Frontier Media issued 2,610,000 common shares at $2.00 per share pursuant to a private placement less offering costs of $514,323. The net proceeds from this issuance were used to repay approximately $1.5 million of short-term debt. The balance will be used to fund working capital requirements.

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

SELECTED FINANCIAL DATA

         The following table sets forth selected operating data for the periods and upon the basis indicated:

                                                                     Year Ended March 31,
                                                                1999                  1998
                                                            ---------------------------------
Sales, net...........................................       $ 9,452,432         $     712,581
Cost of Sales........................................         8,800,203             1,041,925
                                                            -----------         -------------
Gross Profit.........................................           652,229               329,344
Total Operating Expenses.............................         7,708,346             1,310,642
Other Income (Expense)...............................          (208,061)             (159,454)
                                                            -----------          ------------
Loss from continuing operations......................        (7,264,178)           (1,799,440)
Discontinued Operations..............................          (316,946)           (1,458,903)
                                                            -----------         -------------
Net Income (Loss)....................................       $(7,581,124)        $  (3,258,343)
                                                            ===========         =============



COMPARISON OF YEARS ENDED MARCH 31, 1999 AND 1998

         NET REVENUE. Net revenue for 1999 was $9,452,432, up from $712,581 (1,227%) from 1998. This increase in revenue was due to the fact that the Company derived a full year's benefit of revenue from its three C-band networks as compared to only 41 days of revenue in the fiscal year ended March 31, 1998. The Company's revenues from TeN were minimal (approximately 3.5% of total revenue) for this fiscal year due to limited carriage and launch incentives (free initial months of carriage) provided to MSOs/DBS providers. The Company expects to see an increase in Cable/DBS revenues as the launch incentive periods expire for current MSOs/DBS providers and additional carriage is added during the next fiscal year. Currently, the Company's cable/DBS networks, TeN and Pleasure, reach an estimated combined 5.8 million addressable television households. The revenue derived from New Frontier Media's C-Band business is expected to remain stable.

         COST OF GOODS SOLD. Cost of goods sold includes the expenses associated with playout, uplinking, satellite transponder space, program acquisition amortization, and call center operations. Cost of goods sold increased to $8,800,203 for the 1999 fiscal year from $1,041,925 (an increase of 745%) due to the fact that the Company incurred a full year's of expenses associated with operations as compared to only 41 days of activity in the fiscal year ended March 31, 1998. Approximately 10% of the total cost of goods sold during the fiscal year ended March 31, 1999 were related to TeN as opposed to the Company's C-Band networks. Approximately 74% of the Company's cost of goods sold are fixed in nature. The Company anticipates an increase in costs of goods sold of approximately 23% for fiscal year 2000 related entirely to the launch of its new network, Pleasure, as well as to the operation of TeN for a full fiscal year.

         GROSS PROFIT. For the 1999 fiscal year, the Company generated a gross profit of $652,229 compared with a negative gross profit of ($329,344) for the prior year. This increase in gross profit is attributable to the fact that the Company derived a full year's benefit of its operations from its C-band networks as compared to only 41 days in the fiscal year ended March 31, 1998. As stated above, since the majority of New Frontier Media's costs of goods sold are fixed in nature, as the Company's revenue base continues to increase the gross profit generated is expected to increase proportionately.

         OCCUPANCY AND EQUIPMENT. Occupancy and equipment expense was $297,056 for the year ended March 31, 1999 compared to $116,122 for the year ended March 31, 1998, a $180,934 (156%) increase. Occupancy and equipment expenses relate primarily to rent and depreciation expenses. The increase in these expenses is attributable to the operation of the Company's business for a full year as compared to 41 days in fiscal year 1998 as well as a full year's worth of depreciation for the assets acquired from Fifth Dimension and additions to fixed assets made during the fiscal year.

         LEGAL AND PROFESSIONAL. Legal and professional expenses was $504,961 for the year ended March 31, 1999 compared to $116,091 for the year ended March 31, 1998, a $388,870 (335%) increase. Legal and professional expenses relate to legal and accounting/auditing fees. The increase during this fiscal year is due to higher legal fees incurred as a result of the Company being publicly held and the Company's policy to vigorously defend itself against all claims.

         ADVERTISING AND PROMOTION. Advertising and promotion expenses were $3,448,590 for the year ended March 31, 1999 compared to $416,537 for the year ended March 31, 1998, a $3,032,053 (728%) increase. Advertising and promotion expenses consist primarily of Barker costs for uplink, playout and transponder space, print advertising, expenses incurred with respect to trade shows, travel, and meals/entertainment expenses. The year-to-year increase is attributable to incurring advertising for the Company's C-band business for a full year as compared to 41 days in fiscal year 1998 and to the Company's aggressive promotion of its new networks, TeN and Pleasure, including the attendance of trade shows, sales related travel expenses, print advertising, and the production of promotional materials for the networks.

         SALARIES, WAGES AND BENEFITS. Salaries, wages and benefits were $1,413,959 for the year ended March 31, 1999 compared to $415,650 for the year ended March 31, 1998, an increase of $998,309 (240%). This increase was attributable to the hiring of approximately 35 additional employees to operate the Company's business including the addition of a five-person sales force to sell TeN and Pleasure, the addition of seven employees to operate the Company's playout facility, and additional employees hired to provide interstitial editing, broadband development, and other support roles.

         COMMUNICATIONS. Communication expense was $158,352 for the year ended March 31, 1999 compared to $16,505 for the year ended March 31, 1998, an increase of $141,847 (859%). Communication expense relates primarily to telephone expenses incurred for the call center operations, wide area network services, Internet service providers, and long distance and local phone service. The increase in telephone expenses is attributable to the operation of the Company for a full year compared to 41 days of operations for the fiscal year 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $827,794 for the year ended March 31, 1999 compared to $106,240 for the year ended March 31, 1998, an increase of $721,554 (679%). General and administrative expenses consist primarily of bank charges, insurance, outside services, office supplies, postage, printing, and registration/filing fees. The increase in general and administrative expenses is attributable to the operation of the Company for a full year compared to 41 days of operations for the fiscal year 1998.

         GOODWILL AMORTIZATION. Goodwill amortization was $636,657 for the year ended March 31, 1999 compared to $73,226 for the year ended March 31, 1998, an increase of $563,431 (769%). This increase is due to the amortization of goodwill over 365 days compared to 41 days for fiscal year 1998. The goodwill shown relates to the acquisition of the assets of Fifth Dimension in February 1998. This goodwill is being amortized over a period of 120 months.

         CONSULTING. Consulting expenses were $420,977 for the year ended March 31, 1999 compared to $50,271 for the year ended March 31, 1998, an increase of $370,706 (737%). Consulting expenses consist of payments made to outside consultants in various capacities such as program content acquisition, broadcast playout operations development, marketing, and sales. The increase in consulting expenses is attributable to the Company's use of outside consultants to assist it in the start-up of its playout facility, the start-up of its sales and marketing departments, and the oversight of its program content acquisitions. As New Frontier Media grows it expects to see its reliance on outside consultants decrease as many of these functions are brought in-house.

         OTHER EXPENSE. Net total other expenses were $208,061 for the year ended March 31, 1999 compared to $159,454 for the year ended March 31, 1998, an increase of $48,607 (30%). Net total other expenses consists of interest income, loss on trading securities, and interest expense. The increase in net total other expenses is due primarily to an increase in interest expense corresponding to the increase in borrowings incurred by the Company during the year. As of March 31, 1999, all debt financing of the Company had been paid off.

         LOSS FROM OPERATIONS OF DISCONTINUED SUBSIDIARIES. Loss from operations of discontinued subsidiaries was $178,890 for the year ended March 31, 1999 compared to $999,853 for the year ended March 31, 1998. As of March 31, 1999, the Company had discontinued the operations of its operating subsidiary, David. David incurred a loss of $178,890 for the fiscal year 1999. As of March 31, 1998, New Frontier Media had formalized its plan to discontinue operations of its operating subsidiaries, BIG and Fuzzy Entertainment, Inc. ("Fuzzy"). On June 26, 1998, the Company finalized the sale of its 70% interest in BIG to Quarto. BIG, Fuzzy, and David incurred losses of $999,853 for the year ended March 31, 1998.

         LOSS ON DISPOSAL OF DISCONTINUED SUBSIDIARIES. Loss on disposal of discontinued subsidiaries was $138,056 for the year ended March 31, 1999 compared to $459,050 for the year ended March 31, 1998. For the fiscal year 1999, the Company incurred a loss on the disposal of David in the amount of $204,818, a gain on the disposal of BIG in the amount of $64,166 and a gain on the disposal of Fuzzy in the amount of $2,596. For the fiscal year 1998, the Company accrued a loss on the discontinuance of BIG and Fuzzy in the amount of $459,050.

         NET LOSS. For the year ended March 31, 1999, the Company's net loss from continuing operations widened to $7,264,178 from a total loss of $1,799,440 for the year ended March 31, 1998. The increase in year-to-year continuing net losses was due to the following: 1) the increase in advertising, marketing, sales and promotional expenses incurred in the launching of TeN (the Company estimates it incurred approximately $2.5 million to launch TeN); 2) the increase in employees necessary to adequately staff the Company's operations; 3) the operation of the Company's business for 365 days as compared to 41 days in fiscal year 1998; and 4) the increase in expenses to operate TeN without corresponding revenue due to launch incentives and lack of revenue generating carriage.

         All of the Company's operations as of March 31, 1997, namely, BIG, Fuzzy and David have now been discontinued leaving CSB, which commenced operations on February 18, 1998, as the Company's only operating subsidiary and business segment. Insofar as none of the Company's current operations existed as of March 31, 1997 and all of the Company's operations which existed as of March 31, 1997 have been discontinued, the Company's results of operations for the year ended March 31, 1997 have no relevance to the Company's current operations. Thus, the above discussion of the Company's operations for the years ended March 31, 1999 and 1998 has not attempted to include any comparisons to the Company's results for fiscal 1997 from such discontinued operations.

         Management believes that the Company will become profitable within the next two quarters based on the following: 1) the inclusion on DISH Network's impulse PPV system should dramatically increase revenue for both Ten and Pleasure; 2) an increase in carriage for TeN and Pleasure combined with the expiration of several launch incentive programs; 3) a decrease in expenses incurred for the start-up of TeN and Pleasure; and 4) the acquisition of IGallery, ITN, and CTI which are collectively cash flow positive.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash and cash equivalents of $2,736,186 compared to $503,123 at March 31, 1998, of which $250,000 was restricted. This increase in cash was primarily the result of the Company's sale of 2,610,000 shares of common stock in a private placement in March 1999 that raised $5,220,000. The Company has applied $1,518,872 of the proceeds to pay $1,485,000 of principal amount of indebtedness plus interest and intends to apply the balance of the proceeds to working capital needs.

         For the year ended March 31, 1999, cash used in operating activities of $3,003,686 was primarily due to losses before depreciation and amortization of $1,709,903, increases in deferred revenue and accounts payable, and increases in prepaid distribution rights. The increase in deferred revenue and accounts payable was due primarily to the operation of the Company's C-band business for a full year as compared to only 41 days in fiscal year 1998. The increase in prepaid distribution rights is related to the Company's acquisition of content for the Extasy Networks as well as the addition of content for TeN and Pleasure. For the year ended March 31, 1998, cash used in operating activities of $2,042,464 relates primarily to the discontinued operations of BIG, David, and Fuzzy.

         Cash used in investing activities was $662,521 for the year ended March 31, 1999. Capital expenditures for the year ended March 31, 1999 were $900,787 and have generally been comprised of broadcast playout equipment, editing equipment, receiver/decoder equipment, and computer hardware and software. Cash used in investing activities for the year ended March 31, 1998 was $4,151,844 and was comprised primarily of the acquisition of the Fifth Dimension assets ($4,281,284).

         Cash provided by financing activities was $6,149,270 for the year ended March 31, 1999 as compared to $6,338,044 for the year ended March 31, 1998, and was due primarily to the issuance of common stock in the amount of $6,925,309 and $6,184,626, respectively.

         The Company currently has no material commitments other than those under its operating and capital lease agreements. The Company has experienced a substantial increase in its capital expenditures and capital and operating lease arrangements during the current fiscal year as a result of its increased staffing requirements, the addition of the Boulder, Colorado playout facility, and the addition of its TeN and Pleasure networks. New Frontier Media anticipates that its capital expenditures will increase for the next fiscal year as the Company expands its playout facility, purchases additional receiver/decoder equipment as additional cable carriage is obtained for its TeN and Pleasure networks, and relocates its Call Center to Boulder, Colorado.

         The Company anticipates that its existing cash will be sufficient to satisfy its operating requirements for its current operations for the next 12 months. New Frontier Media expects to receive as much as $9.75 million through the exercise of its 1,500,000 publicly traded warrants, which are currently in-the-money. In the event that the Company does not receive at least $5.0 million through the exercise of its public warrants, it will need to raise additional funds to finance its future growth plans.

         As of the date of this report the Company had secured a $2.0 million line of credit from an unrelated party.



ITEM 7.  FINANCIAL STATEMENTS.

         The consolidated financial statements of New Frontier Media, Inc. and its subsidiaries, including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this Report.

NAME                       AGE              POSITION
-------                   -----            ----------
Mark H. Kreloff            37               Chairman of the Board, President, and Chief Executive Officer

Michael Weiner             58               Executive Vice President, Secretary-Treasurer and Director

Karyn L. Miller            33               Chief Financial Officer

Koung Y. Wong              46               Director

Edward J. Bonn             47               Director

         MARK H. KRELOFF. Mr. Kreloff has held the title Chairman and Chief Executive Officer of New Frontier Media , Inc. since the Company's inception in September, 1995. Mr. Kreloff has been actively involved in the cable television, entertainment and computer software industries since 1977. Prior to founding the Company and during the four years immediately preceding his employment with the Company, he was the President of LaserDisc Entertainment, a video disc distribution company; Elmfield IV, Inc., an entertainment production and distribution company, and California Software Partners, L.P., a computer software development and publishing company. Previously, Mr. Kreloff held the title Vice President, Mergers and Acquisitions, with Kidder Peabody & Co. and Drexel Burnham Lambert. From 1983 through 1986, Mr. Kreloff was employed by Butcher & Singer, Inc., a Philadelphia-based investment bank, in the Cable Television and Broadcast Media Group. From 1977 through 1983, Mr. Kreloff held a variety of positions, including Marketing Director, in his family's cable television system based in New Jersey. Mr. Kreloff is an honors graduate of Syracuse University and holds B.S. degrees in Finance and Public Communications.

         MICHAEL WEINER. Mr. Weiner has been Executive Vice President and a director of New Frontier Media, Inc. since the Company's inception. Prior to founding the Company, Mr. Weiner was actively involved as a principal and director in a variety of publishing businesses, including a fine art poster company His background includes 20 years in real estate development and syndication.

         KARYN L. MILLER. Ms. Miller has ten years of accounting and finance experience and is a licensed CPA in the state of Colorado. Ms. Miller joined New Frontier Media on February 15, 1999 and began her career at Ernst & Young in Atlanta, Georgia. Prior to joining the Company, Ms. Miller was the Corporate Controller for Airbase Services, Inc. a leading aircraft repair and maintenance company. Previous to that, she was the Finance Director for Community Medical Services Organization and Controller for Summit Medical Group, P.L.L.C. Before joining Summit Medical Group, P.L.L.C., Ms. Miller was a Treasury Analyst at Clayton Homes, Inc., a $1 billion company traded on the NYSE. Ms. Miller graduated with Honors with both a Bachelors of Science degree and a Masters in Accounting from the University of Florida.

         KOUNG Y. WONG. Mr. Wong was born in Canton, China in 1952 and immigrated to the United States in 1969 with his family. He earned a Bachelor of Arts degree from City College of San Francisco in 1975, and studied Architecture at the University of California at Berkeley for one year. For the past 22 years, Mr. Wong has been the president and sole shareholder of Wav Entertainment, Inc., a leading commerce electronics hardware and software distribution company based in South San Francisco, California. Wav Entertainment, Inc., includes a 20,000 square-foot corporate headquarters and distribution center and an 8,500 square-foot retail superstore in San Francisco, California.

         EDWARD J. BONN. Mr. Bonn is the founder and President of ITN.
ITN is a leading Internet technology company that provides turn-key e-commerce solutions, Internet software engineering, bandwith, merchant account management and credit card processing systems. Mr. Bonn was formerly the Chairman of the Board of Independent Entertainment Group, a California-based, publicly traded, service bureau and information provider. He was also a founder and President of ICOM Group, Inc., an audio text service bureau that specialized in automated credit card processing and fraud control procedures, and the founder and President of Media 800, Inc., a privately held company offering a variety of 800/900 information and entertainment.

         No director or executive officer of the Company is related to any other director or executive officer. None of the Company's officers or directors hold any directorships in any other public company. There are currently two outside directors on the Company's Board of Directors. The Company's compensation committee is comprised of Messrs. Kreloff, Weiner, and Wong. The Company's audit committee is comprised of Messrs. Kreloff, Bonn and Wong.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16(a) of the Securities Exchange Act of 1934, and the rules issued thereunder, the Company's directors and executive officers are required to file with the Securities and Exchange commission and the National Association of Securities Dealers, Inc. reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Copies of such reports are required to be furnished to the Company. Based solely on a review of the copies of such reports furnished to the Company, or written representations that no other reports were required, the Company believes that, during the Company's fiscal year ended March 31, 1999, all of its executive officers and directors complied with the requirements of Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the annual compensation paid to executive officers of the Company for the fiscal year ended March 31, 1999.

                                                       OTHER                        # OF
        NAME AND               YEAR                     ANNUAL     COMPENSATION    OPTIONS/       LTIP
   PRINCIPAL POSITION      COMPENSATION   SALARY($)    BONUS($)       AWARDS          SARS      PAYOUTS    ALL OTHER
-------------------------  ------------   --------    ---------    ------------    --------     -------    ---------
Mark H. Kreloff,
    CEO,  Pres., and
    Chairman.............     1999        103,750         0              0          350,000        0           8,422
Michael Weiner,
    Exec. V.P.,
    Sec.-Treas. And                       103,750
    Director.............     1999                        0              0          290,000        0           8,291
Karyn L. Miller,
    CFO..................     1999         10,308         0              0           35,000        0               0


EMPLOYMENT AGREEMENTS

         The Company has an Employment Agreement with Mark Kreloff which ends on December 31, 2001. The Agreement provides for the payment of an annual base salary of $115,000 for calendar year 1999, $130,000 for calendar year 2000 and $150,000 for calendar year 2001. The Agreement also provides for an annual incentive bonus equal to: (a) 30% of his annual base salary if the Company's annual earnings before income taxes, depreciation and amortization ("EBITDA") is at least $1 million; (b) 50% of his annual base salary if the Company's EBITDA is at least $2 million, or (c) 100% of his annual base salary if the Company's EBITDA is at least $4 million. The Agreement provides for the one-time issuance of 150,000 nonstatutory options to Mr. Kreloff at the fair market value of the common stock on the date of grant. The options are to vest over three years, except upon a change of control of the Company, as defined in the Agreement, or upon the death or disability of Mr. Kreloff, the discharge of Mr. Kreloff without cause or the resignation of Mr. Kreloff for "good reason", as defined in the Agreement. The Agreement further provides for the payment to Mr. Kreloff upon the occurrence of any of the above events of a lump sum equal to his annual base salary and bonus. In addition, if the terminating event occurs on or before June 30, 2000, the Company is to pay to Mr. Kreloff an additional $100,000.

         The Company has an Employment Agreement with Michael Weiner which ends on December 31, 2001. The Agreement provides for the payment of an annual base salary of $115,000 for calendar year 1999, $130,000 for calendar year 2000 and $150,000 for calendar year 2001. The Agreement also provides for an annual incentive bonus equal to: (a) 30% of his annual base salary if the Company's EBITDA is at least $1 million; (b) 50% of his annual base salary if the Company's EBITDA is at least $2 million, or (c) 100% of his annual base salary if the Company's EBITDA is at least $4 million. The Agreement provides for the one-time issuance of 150,000 nonstatutory options to Mr. Weiner at the fair market value of the common stock on the date of grant. The options are to vest over three years, except upon a change of control of the Company, as defined in the Agreement, or upon the death or disability of Mr. Weiner, the discharge of Mr. Weiner without cause or the resignation of Mr. Weiner for "good reason", as defined in the Agreement. The Agreement further provides for the payment to Mr. Weiner upon the occurrence of any of the above events of a lump sum equal to his annual base salary and bonus. In addition, if the terminating event occurs on or before June 30, 2000, the Company is to pay to Mr. Weiner an additional $100,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of the date of this Report, the number and percentage of shares of outstanding Common Stock owned by each person owning at least 5% of the Company's Common Stock, each officer and director owning stock, and all officers and directors as a group:

NAME OF                                                               NUMBER
BENEFICIAL OWNER                                             SHARES BENEFICIALLY OWNED      PERCENT
---------------------                                        -------------------------     ---------

Mark H. Kreloff...............................................        1,014,000              8.09%
5435 Airport Blvd., Suite 100
Boulder, CO  80301

Michael Weiner................................................          565,300               4.5%
5435 Airport Blvd., Suite 100
Boulder, CO  80301

Columbine Financial Solutions.................................          791,993              6.32%
3900 E. Mexico Avenue, Suite 502
Denver, CO  80210

Pleasure Licensing LLC .......................................          700,000              5.58%
59 Lake Drive
Hightstown, NJ  08520

Koung Y. Wong.................................................           12,500               .01%
168 Beacon St.
South San Francisco, CA 94080

All officers and directors as a group
(3 persons)...................................................        1,591,800             12.69%
                                                                    -----------             ------
   Total......................................................        3,083,793             24.59%
                                                                    ===========             ======


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On March 2, 1998, the Company loaned an entity owned by two major shareholders of the Company $100,000 in the form of a promissory note receivable. The note bore interest at 8% per annum. In March 1999, the note was repaid.

         The Company leased certain equipment and office space via entities controlled by an officer and shareholder on a month to month basis. During the years ended March 31, 1999 and 1998 the Company paid $52,425 and $87,033 to these entities relating to these leases. The leases have since been terminated.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

3.01 Articles of Incorporation of Company, with Amendment (incorporated by reference to Exhibit 3.01of the Company's Registration Statement on Form SB-2 (File No. 333-35337) as amended (the "Registration Statement").

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

10.03 Asset Purchase Agreement Among the Company, CSB, and 1248663 Ontario Inc. (incorporated by reference to Exhibit 10.03 of the Company's Registration Statement).

10.04    Revocable Line of Credit Agreement (incorporated by reference to
         Exhibit 10.04 of the Company's Registration Statement).

10.05 Promissory Note (incorporated by reference to Exhibit 10.05 of the Company's Registration Statement).

10.06 Call Center Interim Service Agreement between the Company and 1248663 Ontario Inc. (incorporated by reference to Exhibit 10.07 of the Company's Registration Statement).

10.07 Settlement and Stock and Warrant Transfer Agreement, dated June 16, 1998, by and among the Company, BIG, Quarto Holdings, Inc., Old Frontier Media, Inc., Mark Kreloff, Michael Weiner, Andrew Brandt and Scott Wussow. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998).

10.08 Office Lease Agreement, dated August 12, 1998, for premises at 5435 Airport Boulevard, Boulder, CO.

21.01    Subsidiaries of the Company.

27.01    Financial Data Schedule.

REPORTS ON FORM 8-K

     On February 17, 1999, the Company filed a Current Report on Form 8-K to report that it had entered into a content license with Pleasure Productions securing the broadcast and electronic distribution rights to Pleasure Production's 4,000 title library.

     On March 8, 1999, the Company filed a Current Report on Form 8-K to report that it had raised approximately $5.0 million in equity financing through a private placement of its common stock with institutional investors.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NEW FRONTIER  MEDIA, INC.

                                             /s/Mark H. Kreloff
                                           ------------------------------------
                                           Mark H. Kreloff
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Capacity                                    Date
-----------------------                              -----


/s/Mark H. Kreloff                                   June 25, 1999
 ....................................
Name: Mark H. Kreloff
Title: Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)



/s/Michael Weiner                                    June 25, 1999
 .....................................
Name: Michael Weiner
Title: Director, Executive Vice President,
Secretary and Treasurer

/s/Karyn Miller                                      June 25, 1999
 .....................................
Name: Karyn Miller
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/Edward Bonn                                       June 25, 1999
 .....................................
Name: Edward Bonn
Title: Director


/s/Koung Y. Wong                                     June 25, 1999
 .....................................
Name: Koung Y. Wong
Title: Director

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

Notes to Consolidated Financial Statements                          F-9 - F-20

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
New Frontier Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Frontier Media, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Media, Inc. and Subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the financial statements, the Company is involved in litigation. The ultimate outcome of this matter cannot presently be determined until the court has ruled on the action.

                                                         SPICER, JEFFRIES & CO.

Denver, Colorado
June 9, 1999

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1999 AND 1998

                                     ASSETS

                                                                      1999          1998
                                                                  -----------    -----------
CURRENT ASSETS:


   Cash (Note 4)                                                  $ 2 736 186       $253 123
   Investment in certificates of deposit (Note 4)                     -              250 000
   Accounts receivable                                                740 923        813 456
   Inventories (Note 1)                                               -              182 508
   Prepaid distribution and film exhibition rights (Note 1)         1 352 161        721 062
   Trading securities, at market value                                 50 150        193 350
   Deposits                                                           402 441        495 000
   Notes receivable - related parties (Note 3)                        -              138 000
   Other                                                              623 490        243 148
                                                                  -----------    -----------

          TOTAL CURRENT ASSETS                                      5 905 351      3 289 647
                                                                  -----------    -----------

FURNITURE AND EQUIPMENT, at cost (Note 1)                           2 779 078      1 113 428
   Less: accumulated depreciation and amortization                   (333 586)       (62 209)
                                                                  -----------    -----------

          NET FURNITURE AND EQUIPMENT                               2 445 492      1 051 219
                                                                  -----------    -----------

OTHER ASSETS:

   Prepaid distribution rights (Note 1)                             2 157 442           -
   Other                                                              243 218        119 418
   Goodwill, less accumulated amortization of $709,883
     and $73,226 (Note 1)                                           5 651 008      6 287 665
                                                                  -----------    -----------

          TOTAL OTHER ASSETS                                        8 051 668      6 407 083
                                                                  -----------    -----------

                                                                  $16 402 511    $10 747 949
                                                                  -----------    -----------
                                                                  -----------    -----------


See accompanying notes to consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 1999 AND 1998

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                      1999           1998
                                                                  -----------    -----------

CURRENT LIABILITIES:
  Accounts payable                                                 $1 846 873     $  585 001
  Note payable (Note 2)                                                -             500 000
  Notes payable - related parties (Note 3)                             -             106 465
  Current portion of obligations under capital lease (Note 6)         232 843          6 041
  Other accrued liabilities                                           660 603        172 410
  Accrued disposal costs (Note 9)                                      -             459 050
  Deferred revenue (Note 1)                                         2 898 731        446 944
                                                                  -----------    -----------


          TOTAL CURRENT LIABILITIES                                 5 639 050      2 275 911

LONG-TERM DEBT - Obligations under capital leases (Note 6)            474 430          6 716
                                                                  -----------    -----------

          TOTAL LIABILITIES                                         6 113 480      2 282 627
                                                                  -----------    -----------

MINORITY INTEREST IN SUBSIDIARY (Notes 1 and 4)                         -             17 570
                                                                  -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 6 and 11)

SHAREHOLDERS' EQUITY (Notes 1, 4 and 8):
   Common stock, $.0001 par value, 50,000,000
    shares authorized, 12,539,517 and 6,542,000,
    shares issued and outstanding, respectively                         1 254            654
   Preferred stock, $.10 par value, 5,000,000 shares authorized:
     Class A, no shares issued and outstanding                          -              -
     Class B, no shares issued and outstanding                          -              -
     Additional paid-in capital                                    20 565 974     12 265 249
   Deficit                                                        (10 278 197)    (3 818 151)
                                                                  -----------    -----------

          TOTAL SHAREHOLDERS' EQUITY                               10 289 031      8 447 752
                                                                  -----------    -----------

                                                                  $16 402 511    $10 747 949
                                                                  -----------    -----------
                                                                  -----------    -----------


See accompanying notes to consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year ended March 31,
                                                         --------------------------------
                                                             1999                1998
                                                         ------------        ------------
SALES, net                                               $  9 452 432        $    712 581

COST OF SALES                                               8 800 203           1 041 925
                                                         ------------        ------------
GROSS MARGIN                                                  652 229            (329 344)
                                                         ------------        ------------

OPERATING EXPENSES:
  Occupancy and equipment                                     297 056             116 122
  Legal and professional                                      504 961             116 091
  Advertising and promotion                                 3 448 590             416 537
  Salaries, wages and benefits                              1 413 959             415 650
  Communications                                              158 352              16 505
  General and administrative                                  827 794             106 240
  Goodwill amortization                                       636 657              73 226
  Consulting                                                  420 977              50 271
                                                         ------------        ------------
          TOTAL OPERATING EXPENSES                          7 708 346           1 310 642
                                                         ------------        ------------

OTHER INCOME (EXPENSE):
  Loss on trading securities                                   (4 934)            (31 785)
  Interest income                                              20 380               3 427
  Interest expense                                           (223 507)           (131 096)
                                                         ------------        ------------

          TOTAL OTHER INCOME (EXPENSE)                       (208 061)           (159 454)
                                                         ------------        ------------

          LOSS FROM CONTINUING OPERATIONS                  (7 264 178)         (1 799 440)
                                                         ------------        ------------

DISCONTINUED OPERATIONS (Note 9):
  Loss from operations of discontinued subsidiaries          (178 890)           (999 853)
  Loss on disposal of discontinued subsidiaries,
    including provision of $35,000
    in 1998 for operating losses during the
    phase out period                                         (138 056)           (459 050)
                                                         ------------        ------------
                                                             (316 946)         (1 458 903)
                                                         ------------        ------------
NET LOSS                                                 $ (7 581 124)       $ (3 258 343)
                                                         ------------        ------------
                                                         ------------        ------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE
   FROM CONTINUING OPERATIONS (Note 1)                   $      (1.00)       $       (.40)
                                                         ------------        ------------
                                                         ------------        ------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE
   FROM DISCONTINUED OPERATIONS (Note 1)                 $       (.04)       $       (.33)
                                                         ------------        ------------
                                                         ------------        ------------

BASIC AND DILUTED NET LOSS PER COMMON SHARE
  (Note 1)                                               $      (1.04)       $       (.73)
                                                         ------------        ------------
                                                         ------------        ------------

WEIGHTED AVERAGE SHARES OUTSTANDING (Note 1)                7 288 453           4 460 744
                                                         ------------        ------------
                                                         ------------        ------------

See accompanying notes to consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                       YEARS ENDED MARCH 31, 1999 AND 1998

                                                                     Common Stock            Class A Preferred Stock
                                                               -------------------------     -----------------------
                                                                   $0.0001 Par Value             $0.10 Par Value
                                                                    Shares        Amount        Shares       Amount
                                                               ---------------   --------    -----------   ---------
BALANCES, March 31, 1997                                             4 189 000    $   419         10 000      $1 000

 Issuance of common stock for services                                   8 000          1            -           -

 Retirement and conversion of preferred stock to common stock            5 000        -          (10 000)     (1 000)

 Issuance of common stock, less offering costs of $1,585,374         1 500 000        150            -           -

 Issuance of common stock for acquisition of assets                    840 000         84            -           -

 Related party notes and accrued interest contributed as capital           -          -              -           -

 Net loss                                                                  -          -              -           -
                                                               ---------------   --------    -----------   ---------

BALANCES, March 31, 1998                                             6 542 000        654            -           -

 Conversion of debentures plus accrued interest into common
   stock                                                             2 474 184        247            -           -

 Exercise of warrants                                                  135 000         14            -           -

 Issuance of common stock for license agreement                        700 000         70            -           -

 Issuance of common stock for services                                  78 333          8            -           -

 Issuance of common stock in private placement, less offering
   costs of $514,323                                                 2 610 000        261            -           -

 Sale of discontinued subsidiary                                           -          -              -           -

 Net loss                                                                  -          -              -           -
                                                               ---------------   --------    -----------   ---------
BALANCES, March 31, 1999                                            12 539 517    $ 1 254            -     $     -
                                                               ---------------   --------    -----------   ---------
                                                               ---------------   --------    -----------   ---------

                                                                Class B Preferred Stock
                                                               -------------------------     Additional
                                                                    $0.10 Par Value             Paid-In
                                                                   Shares         Amount       Capital       Deficit
                                                               -------------     --------    -----------   -----------
BALANCES, March 31, 1997                                             5 000       $    500    $ 1 768 661     $(559 808)

 Issuance of common stock for services                                 -              -           39 999           -

 Retirement and conversion of preferred stock to common stock       (5 000)          (500)         1 500           -

 Issuance of common stock, less offering costs of $1,585,374           -              -        6 184 476           -

 Issuance of common stock for acquisition of assets                    -              -        4 199 916           -

 Related party notes and accrued interest contributed as capital       -              -           70 697           -

 Net loss                                                              -              -              -      (3 258 343)
                                                               -------------     --------    -----------   -----------

BALANCES, March 31, 1998                                               -              -       12 265 249    (3 818 151)

 Conversion of debentures plus accrued interest into common            -              -              -              -
   stock                                                               -              -        1 825 972            -

 Exercise of warrants                                                  -              -          469 618            -

 Issuance of common stock for license agreement                        -              -        2 183 930            -

 Issuance of common stock for services                                 -              -          236 867            -

 Issuance of common stock in private placement, less offering
   costs of $514,323                                                  -               -        4 705 416            -

 Sale of discontinued subsidiary                                      -               -       (1 121 078)     1 121 078

 Net loss                                                             -               -              -       (7 581 124)
                                                               -------------     --------    -----------   ------------
 BALANCES, March 31, 1999                                             -          $    -      $20 565 974   $(10 278 197)
                                                               -------------     --------    -----------   ------------
                                                               -------------     --------    -----------   ------------


See accompanying notes to consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year ended March 31,
                                                                     -----------------------------
                                                                         1999              1998
                                                                     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $ (7 581 124)    $ (3 258 343)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
         Conversion of interest to common stock                            76 219              -
         Gain on disposal of subsidiary                                   (66 762)             -
         Depreciation and amortization                                  1 709 903          112 959
         Loss on securities                                                 4 934           31 785
         Increase in accounts payable                                   1 291 795          459 073
         Decrease (increase) in accounts receivable                        72 533         (620 546)
         Decrease in inventories                                          182 508          476 995
         Decrease (increase) in prepaid distribution rights            (1 369 421)           8 126
         Decrease (increase) in other assets                             (366 107)         457 372
         Increase in other accrued liabilities                            488 193          126 994
         Minority interest in loss of subsidiary                              -           (287 873)
         Decrease (increase) in deposits                                   92 559         (495 000)
         Increase in accrued disposal costs                                   -            459 050
         Increase in deferred revenue, net                              2 451 787          446 944
         Stock issued for services                                          9 297           40 000
                                                                     ------------     ------------

          NET CASH USED IN OPERATING ACTIVITIES                        (3 003 686)      (2 042 464)
                                                                     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equipment and furniture                                   (900 787)         (77 210)
   Decrease (increase) in notes receivable - related party                100 000         (100 000)
   Sale of certificates of deposit                                            -            500 000
   Proceeds (purchase) in trading securities                              138 266         (193 350)
   Acquisition of Fifth Dimension assets                                      -         (4 281 284)
                                                                     ------------     ------------

          NET CASH USED IN INVESTING ACTIVITIES                          (662 521)      (4 151 844)
                                                                     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital lease obligation                                  (169 574)          (5 308)
   Payment of related party notes payable                                (106 465)             -
   Payments on line of credit                                                 -           (341 274)
   Proceeds (payments) on note payable                                   (500 000)         500 000
   Issuance of common stock, net of offering costs                      6 925 309        6 184 626
                                                                     ------------     ------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                     6 149 270        6 338 044
                                                                     ------------     ------------


See accompanying notes to consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Concluded)

                                                               Year ended March 31,
                                                             -------------------------
                                                                 1999           1998
                                                             ----------     ----------
NET INCREASE IN CASH                                          2 483 063        143 736

CASH, beginning of year                                         253 123        109 387
                                                             ----------     ----------

CASH, end of year                                            $2 736 186     $  253 123
                                                             ----------     ----------
                                                             ----------     ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                                $  147 288     $   93 508
                                                             ----------     ----------
                                                             ----------     ----------

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

    Purchase of equipment via capital lease obligation       $  851 333     $      -
                                                             ----------     ----------
                                                             ----------     ----------
    Common stock issued for services                         $   74 375     $   40 000
                                                             ----------     ----------
                                                             ----------     ----------
    Common stock issued for acquisition of
      Fifth Dimension assets                                 $      -       $4 200 000
                                                             ----------     ----------
                                                             ----------     ----------
    Related party notes payable and accrued interest
      contributed as capital                                 $      -       $   70 697
                                                             ----------     ----------
                                                             ----------     ----------

    Reclassification of accrued interest payable to
      related party notes payable                            $      -       $   21 465
                                                             ----------     ----------
                                                             ----------     ----------

    Common stock issued for prepaid distribution right
      license agreement                                      $2 184 000     $      -
                                                             ----------     ----------
                                                             ----------     ----------

    Accrued interest on debentures converted
      into common stock                                      $   76 219     $      -
                                                             ----------     ----------
                                                             ----------     ----------



See accompanying notes to consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998

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

As of March 31, 1999, the Company has discontinued the operations of BIG, DVD and FUZZY (see Note 9).

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

The Company, through its subsidiary CSB, and by reason of its consummation of its Asset Purchase Agreements with Fifth Dimension, is a provider of subscriber-based premium television channels ("premium channels" or "pay television") and transaction-based television networks ("pay-per-view"). CSB is a provider of unedited adult programming via direct to home ("DTH") C-band satellite. CSB also provides its services through cable television and wireless cable television multiple system operators. CSB currently owns, operates and distributes three C-band adult programming networks: Extasy, True Blue, and GonzoX.

During the year ending March 31, 1999, CSB launched TeN: the erotic network, a new 24 hour adult network targeted specifically to cable television system operators and medium to high powered DTH satellite providers ("DBS"). TeN's adult movie features consist of partially edited adult programming.

The accompanying consolidated financial statements include the historical accounts of NFMI, BIG, DVD and FUZZY for all periods presented and CSB since inception. All intercompany accounts and transactions have been eliminated in consolidation.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998
                                   (Continued)

NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                (continued)

INVENTORIES

Inventories were stated at the lower of cost (first in, first out) or market. These costs included acquisition, duplication, production and the physical packaging of the products for distribution on a unit-specific basis and were charged to cost of sales when revenue from the sale of the units was recognized.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. The cost of maintenance and repairs is charged to operations as incurred; significant additions and betterments are capitalized. Depreciation is computed using accelerated and straight-line methods over the estimated useful life of five years.

INCOME TAXES

The Company files a consolidated income tax return with its majority owned subsidiaries.

CASH FLOWS

For purposes of reporting cash flows, cash includes those investments which are short-term in nature (three months or less to original maturity), are readily convertible to cash, and represent insignificant risk of changes in value.

PREPAID DISTRIBUTION RIGHTS

Prepaid distribution rights represent content license agreements. These rights typically range from one to five years. The Company amortizes these rights over the respective terms of the agreements.

FILM EXHIBITION RIGHTS

Rights to exhibit films were recorded at cost and were amortized on a straight-line basis over the period of the contract, which was normally twenty-four months.

REVENUE RECOGNITION

Revenue from sales of movie subscriptions from one to twelve months is recognized on a monthly basis over the term of the subscription.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998
                                   (Continued)

NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                (continued)

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998
                                   (Continued)

NOTE 1 -        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                (continued)

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -        NOTE PAYABLE

The Company had a $500,000 note payable to an unrelated entity, dated August 29, 1997, bearing interest at 12% per annum and due on August 29, 1998. The note was secured by all of the assets of the Company and the common stock of the Company owned by the majority shareholders of the Company. This note was paid off in March of 1999.

NOTE 3 -        RELATED PARTY TRANSACTIONS

                                                                                    1999             1998
                                                                                -------------    -------------
Notes payable to officers and shareholders bearing interest at 8.5%,
 unsecured and due on demand anytime after December 31, 1996                    $      -         $      99 981

Notes payable to entities, controlled by officers and shareholders, bearing interest at 8.5%, unsecured and due on demand anytime
 after December 31, 1996                                                               -                 6 484
                                                                                -------------    -------------
                                                                                $      -         $     106 465
                                                                                =============    =============

On March 31, 1998, in connection with the discontinuance of the Company's subsidiary BIG, $54,573 of related party notes payable, plus accrued interest of $16,124 were forgiven and credited to additional paid-in capital. In addition at March 31, 1998, $21,465 of accrued interest on the remaining note balances of $85,000 was credited to the notes.

On March 2, 1998, the Company loaned an entity owned by two major shareholders of the Company $100,000 in the form of a promissory note receivable. The note bore interest at 8% per annum, was due on demand after April 30, 1998 and was secured by common stock of the Company. During the year ended March 31, 1999, the loan was paid off plus accrued interest of $8,000.

The Company had an agreement with an entity related to a major shareholder to sell, package, handle, replicate and ship adult video disc titles at the Company's expense for a management fee of $40,000 per month through July 1, 1997. As of July 1, 1997 this agreement was terminated and the Company assumed all responsibilities associated with the titles. During the year ended March 31, 1998 this related entity withheld from sales of $353,293, replicating costs of $286,361 and management fees of $120,000. Included in accounts payable at March 31, 1998 is $22,332 due to the related entity.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998
                                   (Continued)

NOTE 3 -        RELATED PARTY TRANSACTIONS (continued)

The Company issued a three year note receivable to one of its officers in the amount of $38,000. The note required interest only payments at a rate of 6.1%, payable on a quarterly basis with the principal due on August 31, 1998. Interest earned on this note for the year ended March 31, 1998 was $2,318. This note was assumed by Quarto in connection with the sale of BIG (see Note 9).

The Company leased certain equipment and office space via entities controlled by an officer and shareholder on a month to month basis (see Note 6). During the years ended March 31, 1999 and 1998 the Company paid $52,425 and $87,033 to these entities relating to these leases. These leases were terminated in October of 1998.

NOTE 4 -        SHAREHOLDERS' EQUITY

COMMON STOCK

On February 18, 1998, the Company issued 1,500,000 units (one share of common stock and one warrant to purchase one share of common stock at an exercise price of $6.50 expiring February 18, 2003) in a public offering for cash of $7,770,000 less offering costs of $1,585,374. The warrants are subject to redemption by the Company at $0.05 per warrant, on thirty days prior written notice, if the common stock has traded at or above $8.00 per share for ten consecutive trading days. A portion of these proceeds along with the issuance of 840,000 shares of common stock valued at $5.00 per share were used to acquire certain assets of Fifth Dimension (see Note 1). In connection with the public offering, 150,000 warrants to purchase one share of common stock at an exercise price of $6.75 expiring February 18, 2003 were issued to the underwriter.

On June 3, 1998, the Company sold $1,750,000 of 8% convertible debentures, interest due quarterly and due on June 3, 2000. The debentures were convertible into shares of common stock of the Company at a conversion price for each share of common stock equal to the lesser of: (a) 125% of the closing price or (b) 90% of the market price on the conversion date. During the year ended March 31, 1999, these debentures plus accrued interest of $76,219 were converted into 2,474,184 shares of the Company's common stock. In addition, the debenture holders received 175,000 common stock purchase warrants exercisable at $3.47875 per share expiring in July, 2001. In March of 1999, 135,000 of these warrants were exercised.

In March of 1999, the Company issued 2,610,000 common shares at $2.00 per share pursuant to a private placement less offering costs of $514,323.

In addition, in February of 1999, the Company issued 700,000 shares of its common stock to an unrelated entity at $2.12 per share for consideration in obtaining a license agreement for the rights to distribute approximately 4,000 adult motion pictures (see Note 7). In addition, the Company issued a five year common stock purchase warrant valued at $1.00 per share to purchase 700,000 shares of the Company's common stock at an exercise price of $1.12 per share.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998
                                   (Continued)

NOTE 4 -        SHAREHOLDERS' EQUITY (CONTINUED)

CONSULTANT STOCK PLAN

During the year ended March 31, 1999, the Company formalized a consultant stock plan which provides for the issuance of shares, or options to purchase shares, to persons providing bona-fide services to the Company. Under the plan the Company reserved 500,000 shares of common stock for issuance. In connection with the plan, in February of 1999, the Company issued 35,000 shares of its common stock valued at $2.13 per share to a consultant under a 12 month consulting agreement. In addition, in March of 1999, the Company issued 43,333 shares of common stock valued at $3.75 per share to a consultant in connection with the private placement as mentioned above. The Company also issued 410,000 consultant stock options pursuant to this plan (see Note 8).

PREFERRED STOCK

In February of 1997, the Company issued 5,000 shares of Series B, 8% cumulative, convertible preferred stock at $4.00 per share. Each Series B preferred share is convertible into one share of the Company's common stock subject to certain conditions.

As of September 30, 1997, each share of Class A preferred stock was given back to the Company and the shares were retired. In addition the Class B preferred stock was converted into 5,000 shares of common stock. The dividends in arrears on both the Class A and B preferred stock were forgiven in the above transactions.

SUBSIDIARY SALE OF STOCK

On September 20, 1996 Quarto Holdings, Inc., a Delaware Corporation, purchased 30% of newly issued common stock of BIG for $1,250,000 in cash and rights to develop and exploit digital material owned by Quarto. The Company placed a $-0-value on the rights received from Quarto. The Company recorded 70% of the $1,250,000 in proceeds as equity on a consolidated basis and 30% of this amount as a minority interest.

In connection with the purchase, NFMI entered into a stockholder agreement with Quarto whereby at least 75% of stockholder approval was necessary to approve certain actions taken on behalf of BIG, including that the funding proceeds can only be used to fund BIG's development and commercialization of CD-ROM titles. Therefore, cash and certificates of deposit of $250,000 at March 31, 1998 was restricted to BIG's operations and could not be used for the operations of NFMI or its affiliates.

In connection with the above transaction, Quarto purchased a warrant from NFMI for $400 cash which allows the right to purchase up to 400,000 common shares of NFMI at an exercise price of $6.00 per share expiring on September 20, 2001. As mentioned in Note 9 the above warrants were retired.

NOTE 5 -        INCOME TAXES

The Company has an unused net operating loss carryforward of approximately $7,600,000 for income tax purposes, of which approximately $240,000 expires in 2012, $1,800,000 expires in 2013 and the remainder in

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998
                                   (Continued)

NOTE 5 -        INCOME TAXES (continued)

2019. This net operating loss carryforward may result in future income tax benefits; however, because realization is uncertain at this time, a valuation reserve in the same amount has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of March 31, 1999 and 1998 are as follows:

                                                              1999                      1998
                                                        ----------------          ----------------
Deferred tax liabilities                                $           -             $           -
                                                        ================          ================
Deferred tax assets:
   Net operating loss carryforwards                     $      2 850 000          $        765 000
   Deferred revenue                                            1 130 000                   167 000
   Other temporary differences                                      -                      200 000
                                                        ----------------          ----------------
         TOTAL DEFERRED TAX ASSETS                             3 980 000                 1 132 000
   Valuation allowance for deferred tax assets                (3 980 000)               (1 132 000)
                                                        ----------------          ----------------
                                                        $           -             $           -
                                                        ================          ================

The valuation allowance for deferred tax assets was increased by $2,848,000 and $1,053,456 during 1999 and 1998, respectively.

NOTE 6 -        COMMITMENTS AND CONTINGENCIES

The Company has leases for office space and equipment under various operating and capital leases. Included in furniture and equipment at March 31, 1999 and 1998 is $851,333 and $19,310 of equipment under capital lease and accumulated depreciation relating to these leases of $42,051 and $11,586. In addition, CSB has entered into sub-lease agreements with Fifth Dimension for the use of transponders to broadcast CSB's channels on satellites.

Future minimum lease payments under these leases as of March 31, 1999 are as follows:

Year ended                                                                                           Principal Due
 March 31,                                  Operating                       Capital                  Capital Lease
----------                         ---------------------          ----------------------        ------------------
  2000                             $           5 670 000          $              327 620        $          232 843
  2001                                         5 240 000                         320 127                   264 940
  2002                                         4 355 000                         225 923                   209 490
  2003                                         1 130 000                           -                         -
  2004                                             5 000                           -                         -
                                   ---------------------          ----------------------        ------------------
                                   $          16 400 000                         873 670        $          707 273
                                   =====================                                        ==================
Less amount representing interest                                                166 397
                                                                  ----------------------
Present value of net minimum lease payments                       $              707 273
                                                                  ======================


Total rent expense for the years ended March 31, 1999 and 1998 was $6,039,067 and $810,602, which includes

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998
                                   (Continued)

NOTE 6 -        COMMITMENTS AND CONTINGENCIES (continued)

transponder payments, respectively. In connection with the asset purchase agreement with Fifth Dimension (see Note 1), CSB has entered into a three year uplink service agreement requiring monthly payments of $80,000. The agreement can be terminated upon 30 days written notice for a termination fee of $21,800 for each calendar month remaining in the contract. The payment due is one half of the termination fee or $200,000, whichever is greater, at the date of termination.

NOTE 7 -        LICENSE AGREEMENT

In March of 1999, the Company entered into a licensing agreement with an unrelated entity. Pursuant to the agreement, the Company obtained the rights to distribute the entity's current library of approximately 4,000 adult pictures and three new adult pictures produced by the entity or its affiliated companies per month for a period of five years at a predetermined price per new release.

NOTE 8 -        STOCK OPTIONS AND WARRANTS

During the year ending March 31, 1999, the Company formalized an employee incentive stock option plan. Under the plan, a total of 750,000 shares of common stock has been reserved. The options granted pursuant to these plans are at a price equal to or in excess of the current market price of the Company's common stock on the date of grant.

The Company has also granted warrants to officers and employees allowing them to purchase common stock of the Company at a price in excess of the market value of the stock at date of grant.

In addition, common stock warrants have been issued in connection with the acquisition of Fifth Dimension assets, the Company's February 1998 public offering, the acquisition of the license agreement and the Company's private placement of debentures in June of 1998. The following information describes certain information relating to these warrants.

         Expiration Date                      Warrants           Exercise Price
         -----------------                --------------         --------------
         September, 2004                         400 000                 5.00
         February, 2003                        1 500 000                 6.50
         February, 2003                          150 000                 6.75
         February, 2004                          700 000                 1.12
         July, 2001                               40 000                 3.48
                                          --------------
                                               2 790 000

The following table describes certain information related to the Company's compensatory stock option and warrant activity for the year ending March 31, 1999 and 1998.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998
                                   (Continued)

NOTE 8 -        STOCK OPTIONS AND WARRANTS (continued)

                                       Long-term        Other                                  Weighted-Average
                                      Incentive       Warrants and                         Exercise         Exercise
                                       Plan             Options           Total           Price Range        Price
                                    -------------    -------------     -------------    -------------     -------------
Balances at March 31, 1997               -                 146 666           146 666    $        6.00     $        6.00

   Granted                               -                  -                -                  -                 -
                                    -------------    -------------     -------------    -------------     -------------

Balances at March 31, 1998               -                 146 666           146 666    $        6.00     $        6.00

   Granted                                735 500        2 030 000         2 765 500    $   1.00-8.50     $        1.88
                                    -------------    -------------     -------------    -------------     -------------

Balances at March 31, 1999                735 500        2 176 666         2 912 166    $   1.00-8.50     $        2.09
                                    =============    =============     =============    =============     =============

Number of options and warrants
  exercisable at March 31, 1998          -                 146 666           146 666    $        6.00     $        6.00
                                    =============    =============     =============    =============     =============

Number of options and warrants
  exercisable at March 31, 1999          -               1 031 666         1 031 666    $   1.00-6.00     $        4.13
                                    =============    =============     =============    =============     =============


At March 31, 1999, 14,500 share options were available for future grant under the Incentive Plan and 11,667 common shares or options were available for future grant under the Consultant Stock Plan (see Note 4).

The following table summarizes additional information regarding all stock options and warrants outstanding at March 31, 1999.

                                  Options and Warrants Outstanding                     Options and Warrants Outstanding
                    ------------------------------------------------------------    ---------------------------------------
                         Number           Weighted Average                               Number
                     Outstanding at         Remaining           Weighted Average     Exercisable at        Weighted Average
Exercise Prices       March 31, 1999     Contractual Life       Exercise Price         March 31, 1999      Exercise Price
---------------    -----------------  --------------------  --------------------    -----------------   -------------------
$1.00-$2.00                1 413 332             4.0 years  $               1.25            1 330 000   $              1.25
$2.01-$3.00                1 196 668             4.4 years                  2.43              205 000                  2.59
$3.01-$5.00                  530 000             1.8 years                  4.70              490 000                  4.72
$5.01-$8.50                1 826 666             3.6 years                  6.49            1 796 666                  6.48
$1.00-$2.24                  735 500            10.0 years                  1.03               -                       -
                   -----------------                                                -----------------
                           5 702 166                                                        3 821 666
                   =================                                                =================

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation" which recommends, but does not require, measuring compensation cost for stock options based on the fair value of the options at the grant date. The Company has elected not to adopt SFAS 123 but continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Plan and other stock option activity.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998
                                   (Continued)

NOTE 8 -         STOCK OPTIONS AND WARRANTS (continued)

Had the Company measured compensation cost based on the fair value of the options at the grant date for 1999 consistent with the method prescribed by SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                                   1999
                                                            -----------------
         Net loss attributable        As reported           $     (7 581 124)
              to common stock         Pro forma             $    (10 550 941)
         Basic and diluted loss       As reported           $          (1.04)
              per common share        Pro forma             $          (1.45)

There were no options or warrants issued during the year ending March 31, 1998.

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.81%; no dividend yield; expected life of 3 to 10 years; and volatility of 115%.

During the initial phase-in period of applying SFAS 123 for pro forma disclosure purposes, the results may not be representative of the effects on reported net income for future years because options vest over several years and additional grants generally are made each year.

NOTE 9 -         DISCONTINUED OPERATIONS

As of March 31, 1998, the Company formalized its plan to discontinue the operations of BIG and FUZZY. On June 26, 1998, the Company finalized the sale of its 70% interest in BIG to Quarto. In connection with the sale of BIG to Quarto, Quarto's warrants to purchase 400,000 shares of common stock of the Company was returned to the Company for cancellation. As of March 31, 1998, Management accrued a loss on the disposition of these subsidiaries of $459,050. For the year ended March 31, 1998, the estimated costs for the discontinuance of BIG and FUZZY was overstated by $66,762; therefore included in loss on disposal of discontinued subsidiaries at March 31, 1999 is $66,762 of gain.

As of March 31, 1999, the Company discontinued the operations of DVD. In connection with the discontinuance of DVD the Company incurred a loss of $383,708.

The consolidated financial statements for the year ended March 31, 1998 have been reclassified to report the operations of DVD in discontinued operations.

Operating results of discontinued operations are as follows:

                                                     1999             1998
                                                  -----------     -------------
          Revenues                                $   201 265     $   1 407 605
          Loss before minority interest              (178 890)       (1 287 726)
          Minority interest                              -              287 873
          Net loss                                   (178 890)         (999 853)

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998
                                   (Continued)

NOTE 9 -        DISCONTINUED OPERATIONS (continued)

Assets and liabilities of discontinued operations are as follows at March 31:


                                                1999                 1998
                                          -----------------     ----------------
         Current assets                   $         -           $        651 614
         Noncurrent assets                          -                    161 940
                                          -----------------     ----------------
                                          $         -           $        813 554
                                          =================     ================

         Current liabilities              $          -          $        180 841
         Long-term debt                              -                     6 716
                                          -----------------     ----------------
                                          $          -          $        187 557
                                          =================     ================


NOTE 10 -       SEGMENT INFORMATION

The Financial Accounting Standards Board has released statement #131 "Disclosures about Segments of an Enterprise and Related Information" which will be effective for all financial reporting periods subsequent to December 15, 1997. This statement requires the reporting of certain information about operating segments. Due to the discontinuance of BIG, FUZZY and DVD, as mentioned in Note 9, the Company has only one operating segment, CSB. The March 31, 1998 statement of operations has been reclassified to reflect only the operations of CSB.

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

In addition, the Company bears the risk that the access of their networks to transponders may be restricted or denied if a governmental authority commences an investigation concerning the content of the transmissions. Also, certain cable operators may be reluctant to carry less edited or partially edited adult programming on their systems. This could adversely affect the Company's business if either of the above occurs.

The Company has deposits in a bank in excess of the FDIC insured amounts of $100,000. The amount in excess of the $100,000 is subject to loss should the bank cease business.

The Company is a defendant in a lawsuit filed on January 25, 1999, in which the plaintiff seeks to enforce an alleged agreement by the Company to convey to the plaintiff a 70% equity interest in the Company. The plaintiff is also seeking large and/or unspecified damages. The Company disputes that there exists a binding and enforceable agreement to transfer any equity interest in NFMI to the plaintiff and filed on February 10, 1999 a motion for partial summary judgement directed to this issue. To date, the court has neither ruled on nor set the Company's motion for a hearing. The Company will continue vigorously to defend itself against the plaintiff's claims.
                                                                            F-19

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 1999 AND 1998
                                   (Concluded)

NOTE 11 -       RISKS AND UNCERTAINTIES (continued)

A material portion of the Company's transactions are processed by external counterparties. The Company is in the process of contacting these external counterparties, as well as other suppliers, to assess their compliance and remediation efforts with respect to the so-called "Year 2000" problem and the Company's exposure to them. The ultimate success or failure of the corrective plan and the extent of such success or failure cannot presently be determined.

NOTE 12 -       FOURTH QUARTER ADJUSTMENTS

As of December 31, 1998, the Company miscalculated the amount of deferred revenue by approximately $698,000. In addition, the aggregate effect of year-end adjustments amounted to approximately $356,000. The effect of the above items increased the net loss for the year ending March 31, 1999 by approximately $1,054,000.