Form 10KSB/A
period 1999-03-31
NEW FRONTIER MEDIA INC /CO/
filed 1999-08-02
CIK 847383

                        SECURITIES & EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  --------------------------------------------


                                  FORM 10-KSB/A


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

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

HISTORY OF THE COMPANY


         New Frontier Media, Inc. ("New Frontier Media" or "the Company") was originally incorporated in the State of Colorado on February 23, 1988. On September 15, 1995, the Company, then known as Old Frontier Media, Inc., consummated the acquisition of New Frontier Media, Inc. in a stock-for-stock exchange. The Company first effected a 2,034.66:1 reverse split of all 569,706,000 shares of its common stock then issued and outstanding, resulting in 280,000 shares of Common Stock being issued and outstanding prior to the New Frontier Media, Inc. acquisition. The Company also approved a change of the Company's name to New Frontier Media, Inc.


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


         On June 1, 1999, New Frontier Media launched Pleasure, a 24-hour adult network that incorporates the most edited standard available in the category, on EchoStar Communications Corporation's DISH Network and on cable television systems owned by a leading multiple cable television system operator ("MSO"). Pleasure competes directly with Playboy Enterprises, Inc.'s ("Playboy") adult network services (Playboy TV, Spice and Spice 2) in the most-edited (i.e., least explicit) adult programming category. As of June 1, 1999, New Frontier Media received additional launch commitments for Pleasure which bring its total addressable subscriber universe to an estimated 3.0 million cable television and DBS subscribers.

         On March 23, 1999, New Frontier Media announced that it had signed a Letter of Intent to acquire Interactive Gallery, Inc. ("IGallery"), one of the largest aggregators and distributors of adult content via the Internet. On May 24, 1999, New Frontier Media announced that it had expanded its Letter of Intent with IGallery to include its Interactive Telecom Network, Inc. ("ITN") and Card Transactions, Inc. ("CTI") affiliates. Through these proposed acquisitions, New Frontier Media intends to position itself as the leading provider of adult content on the Internet as well as a leading Internet technology and e-commerce provider. We have not completed our due diligence review of IGallery's operations and no assurance can be given that the proposed acquisition will in fact occur.


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


         PPV programming is delivered through any number of delivery methods, including: (a) cable television; (b) DTH to households with large satellite dishes receiving a C-band low-power analog or digital signal or with small dishes receiving a Ku-band medium or high-power digital signal (such as those currently offered by EchoStar and DirecTV); (c) wireless cable systems; and (d) low speed (dial-up) or broadband (cable modem) Internet connections. In the past year, New Frontier Media has added an estimated 5.0 million addressable subscribers through the DBS market, which is the fastest-growing segment of the PPV/subscription television business. As of June 15, 1999, New Frontier Media's cable/DBS networks, Pleasure and TeN, were available to approximately 5.8 million cable/DBS addressable households.


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

EXTASY


         Extasy was acquired from Fifth Dimension on February 18, 1998. Extasy is a feature driven adult network service that is programmed with 15 premiere adult movies per month and a total of approximately 50 adult movies per month. Extasy is the least-edited programming service available to multi-channel households and is principally distributed via the C-band DTH market and, to a lesser extent, cable television operators and DBS providers. Extasy's editing standard is similar to the editing standard employed in the home video markets. As of June 15, 1999, Extasy had 54,026 active subscriptions compared to 51,367 at June 15, 1998. Extasy offers a diverse programming mix within the adult genre, with movies and specials that appeal to a wide variety of tastes and interests. Extasy is available on a PPV basis as well as on a monthly, quarterly, semiannual and annual subscription basis.


TRUE BLUE


         True Blue was acquired from Fifth Dimension on February 18, 1998. True Blue incorporates the same editing standard as Extasy and is programmed with adult movies that feature "no-name" or "amateur" talent. True Blue is programmed to deliver 50 amateur adult movies per month. True Blue is presently only distributed via the C-band DTH market. As of June 15, 1999, True Blue had 48,355 active subscriptions compared to 45,183 at June 15, 1998. True Blue is available on a PPV basis as well as on a monthly, quarterly, semiannual and annual subscription basis.


GONZOX


         GonzoX, formerly Exotica, was acquired from Fifth Dimension on February 18, 1998. GonzoX incorporates the same editing standard as Extasy and is programmed with the "best of" scenes from adult feature films. GonzoX is programmed to deliver 50 "best of" adult features per month. GonzoX is presently only distributed via the C-band DTH market. As of June 15, 1999, GonzoX had 44,033 active subscriptions compared to 37,123 for Exotica at June 15, 1998. GonzoX is available on a PPV basis as well as on a monthly, quarterly, semiannual and annual subscription basis.


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


         Internet commerce begins with the successful generation of Internet traffic to a web site. IGallery is actively engaged in the generation of Internet traffic to its consumer and webmaster sites. Internet traffic is generated through the purchase of traffic from third-party adult web sites or Internet domain owners and the purchase of banner advertisements or "key word" searches from search engines such as Yahoo or Lycos and through publicity for IGallery's web sites. As a result of these activities, IGallery receives over 700,000 to 800,000 Internet visitors each day to its consumer and webmaster sites, or over 23 million visits per month. IGallery typically achieves a conversion rate of better than 1 membership for each 400 visits.


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


         To date, New Frontier Media's business has not been adversely effected by these regulations because we have never had the opportunity, or prior history, of selling our programming under any other regulatory structure.


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


         In February 1999, New Frontier Media acquired all of the broadcast and electronic distribution rights to 4,000 adult films under a Content License Agreement with Pleasure Productions LLC in consideration for the issuance of 700,000 shares of its common stock and five-year warrants to purchase an additional 700,000 shares of its common stock, exercisable at $1.12 per share. The Company believes that as a result of this acquisition it is one of the largest owners of adult video content in the world.


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

                                  RISK FACTORS


                    This prospectus and the documents incorporated in this prospectus by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.



                    Accordingly, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those risk factors and such other uncertainties noted in the prospectus and in the documents incorporated herein by reference. New Frontier assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.



NEW FRONTIER MEDIA HAS INCURRED LOSSES FROM INCEPTION AND MAY NEVER GENERATE SUBSTANTIAL PROFITS, IF ANY AT ALL.



                    We were organized in July, 1995 and have incurred losses from inception. We may never generate substantial profits, if any at all. We incurred a net loss of $7,581,124, or $1.04 per share, on revenues of $9,452,432 for the fiscal year ended March 31, 1999 and a net loss of $3,258,343, or $.73 per share, on revenues of $712,581 for the fiscal year ended March 31, 1998. As of March 31, 1999 we had an accumulated deficit of $10,278,197. Our ability to operate profitably is dependent upon successful execution of our business plan.



LIMITS ON OUR ACCESS TO DISTRIBUTION CHANNELS COULD CAUSE US TO LOSE SUBSCRIBER REVENUES AND ADVERSELY AFFECT OUR OPERATING PERFORMANCE.


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


IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH OUR PRIMARY COMPETITOR, WHO HAS SIGNIFICANTLY GREATER RESOURCES THAN US, WE WILL NOT BE ABLE TO INCREASE SUBSCRIBER REVENUES OR GENERATE PROFITS.



                    Our ability to increase subscriber revenues and operate profitably, is directly related to our ability to compete effectively with Playboy, our principal competitor. Playboy has significantly greater financial, sales, marketing and other resources to devote to the development, promotion and sale of its cable programming products, as well as a longer operating history and broader name recognition, than we do. We compete with Playboy as to the editing standards of its programming, network performance in terms of subscriber buy rates and the license fees that we offer to cable and DBS system providers.



IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH OTHER FORMS OF ADULT AND NON-ADULT ENTERTAINMENT, WE WILL ALSO NOT BE ABLE TO INCREASE SUBSCRIBER REVENUES OR GENERATE PROFITS.



                    Our ability to increase subscriber revenues and operate profitably, is also related to our ability to compete effectively with other forms of adult and non-adult entertainment. The Company faces competition in the adult entertainment industry from other providers of adult programming, adult video rentals and sales, newspapers and magazines aimed at adult consumers, adult oriented telephone chat lines, and adult oriented Internet services. To a lesser extent, we also face general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films and other programming.



IF WE ARE NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES OUR OPERATING PERFORMANCE COULD BE ADVERSELY AFFECTED.



                    As a small company with approximately 45 employees, our success depends upon the contributions of our executive officers and our other key technical personnel. The loss of the services of any of our executive officers or other key personnel could have a significant adverse effect on our business and operating results. We cannot assure that New Frontier Media will be successful in attracting and retaining these personnel. It may also be more difficult for us to attract and recruit new personnel due to the adult nature of our business.



OUR INABILITY TO IDENTIFY, FUND THE INVESTMENT IN, AND COMMERCIALLY EXPLOIT NEW TECHNOLOGY COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION.


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


GOVERNMENT REGULATION OF CABLE SYSTEM OPERATORS COULD ADVERSELY AFFECT OUR OPERATING PERFORMANCE.


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


                    Section 505 of the Telecommunications Act. Section 505 of the Telecommunications Act effectively requires each cable system that offers adult programming either to:

                    * install additional blocking technology in each household to prevent any momentary fragments of our content from accidentally becoming available to non-subscribing cable customers or



                    * restrict the period during which adult programming is transmitted to the hours between 10:00 p.m. and 6:00 a.m.


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


NEGATIVE PUBLICITY, LAWSUITS OR BOYCOTTS BY OPPONENTS OF ADULT CONTENT COULD ADVERSELY AFFECT OUR OPERATING PERFORMANCE AND DISCOURAGE INVESTORS FROM INVESTING IN OUR PUBLICLY TRADED SECURITIES.


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


IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDS IN A TIMELY MANNER OR ON ACCEPTABLE TERMS, WE MAY HAVE TO CURTAIL OR SUSPEND THE PLANNED EXPANSION AND MARKETING EFFORT, WHICH COULD HAVE A SIGNIFICANT EFFECT ON OUR BUSINESS RELATIONSHIPS, FINANCIAL RESULTS AND PROSPECTS, WHICH IN TURN COULD LEAD TO OVERALL LOWER REVENUE.



                    If we are unable to obtain additional funds in a timely manner or on acceptable terms, we may have to curtail or, as a last resort, suspend the planned expansion of our playout facility and the planned marketing effort for TeN and Pleasure, which could have a significant adverse effect on our business relationships, financial results and prospects, which in turn could lead to lower overall revenues. For example, any reduction in our marketing effort for TeN and Pleasure is likely to adversely affect our business relationships with those cable operators who have chosen to discontinue Playboy's programming in favor of ours if the lack of marketing efforts on our part results in such operators losing subscriber revenues. We anticipate that our capital resources will be sufficient to satisfy our capital requirements for our current operations for the next 12 months. We will need, however, additional funds to upgrade and expand our playout facility to incorporate the Extasy Networks at our Boulder, Colorado facility and to aggressively market TeN and our new Pleasure channel to increase carriage among the MSO community. We expect to receive as much as $9.75 million through the exercise of our 1,500,000 publicly traded warrants, which are currently excercisable at $6.50, which is below current market levels. In the event that we do not receive at least $5.0 million through the exercise of our public warrants, we will need to raise additional funds.



BECAUSE WE ARE INVOLVED IN THE ADULT PROGRAMMING BUSINESS, IT MAY BE MORE DIFFICULT FOR IT TO RAISE MONEY OR ATTRACT MARKET SUPPORT FOR OUR STOCK.


                    Some investors, investment banking entities, market makers, lenders and others in the investment community may decide not to provide financing to us, or to participate in our public market or other activities due to the nature of our business, which, in turn, may hurt the value of our stock, and our ability to attract market support.

BECAUSE IT MAY BE DIFFICULT TO EFFECT A CHANGE IN CONTROL OF NEW FRONTIER MEDIA WITHOUT CURRENT MANAGEMENT'S CONSENT, A POTENTIAL SUITOR WHO OTHERWISE MIGHT BE WILLING TO PAY A PREMIUM FOR ACQUIRING OUR COMPANY MAY DECIDE NOT TO ATTEMPT AN ACQUISITION OF NEW FRONTIER MEDIA.



                    Issuance of a shareholder rights plan in the form of a preferred stock could have the effect of delaying, deferring or preventing a change in control of New Frontier Media. Potential suitors who otherwise might be willing to pay a premium to acquire New Frontier Media may decide not to try to acquire us because it may be difficult to effect a change in control of New Frontier Media without current management's consent. New Frontier Media's board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of such stock without further shareholder approval. The rights of the holders of common stock will be subjected to, and may also be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.


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


WE ARE SUBJECT TO A COUNTER-CLAIM FOR UNSPECIFIED DAMAGES IN A SUIT WITH A FORMER FINANCIAL ADVISOR AND IF WE DO NOT PREVAIL IN THIS LAWSUIT WE COULD SUFFER A MATERIAL FINANCIAL LOSS.



                    On October 3, 1997, we filed a complaint in District Court in Boulder, Colorado (Case No. 97 CV 1428) against Sands Brothers & Co. Ltd. alleging breach by Sands Brothers of the terms of a financial consulting agreement with us. We also alleged fraud in the inducement, and are seeking return of our initial payment of $25,000 to Sands Brothers and rescission of the agreement. Sands Brothers has filed an answer and counter-claim to our complaint seeking unspecified damages, and we have filed an answer to Sands Brothers counter-claim. If we do not prevail in this lawsuit we could suffer a material financial loss. We intend to vigorously pursue our claim against, and defend the counter-claim from, Sands Brothers.



WE HAVE BEEN SUED BY A PROSPECTIVE INVESTOR SEEKING TO ENFORCE AN ALLEGED AGREEMENT TO CONVEY A 70% EQUITY INTEREST IN NEW FRONTIER MEDIA AND IF WE DO NOT PREVAIL IN THIS LAWSUIT WE COULD SUFFER A MATERIAL FINANCIAL LOSS.



                    In a January 25, 1999 amended complaint in District Court in Boulder, Colorado, (Case No. 99CV30), J.P. Lipson seeks to enforce an alleged agreement by New Frontier Media to convey to Lipson a 70% equity interest in New Frontier Media. Lipson is also seeking large and/or unspecified damages. If we do not prevail in this lawsuit, we could suffer a material financial loss. We dispute that there exists a binding and enforceable agreement to transfer any equity interest in New Frontier Media to Lipson and filed on February 10, 1999 a motion for partial summary judgement directed to this issue. To date the Court has neither ruled on nor set our motion for a hearing. We will continue to vigorously defend against Lipson's claims.



THE YEAR 2000 PROBLEM COULD CAUSE US TO SUFFER BUSINESS INTERRUPTIONS, OR SHUTDOWN, REPUTATIONAL HARM OR LEGAL LIABILITY, AND AS A RESULT, MATERIAL FINANCIAL LOSS.



                    We recognize that we, like all other businesses, are at risk if key suppliers in utilities, communications, transportation, banking and government are not ready for the year 2000. We also are at risk if the cable or dbs operators with whom we do business are not ready for the year 2000. It is also possible that our computer software applications, internal accounting, customer billing and other business systems, working either alone or in conjunction with those of third parties who do business with us, will not accept input of, store, manipulate and output dates in the year 2000 or after without error. If any of this were to happen, we may suffer business interruptions or shutdown, reputational harm or legal liability and, as a result, material financial loss.



SHAREHOLDERS MAY NOT BE ABLE TO RE-SELL THEIR STOCK OR MAY HAVE TO SELL AT PRICES SUBSTANTIALLY LOWER THAN THE PRICE THEY PAID FOR IT.


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


         In a January 25, 1999 amended complaint in District Court in Boulder, Colorado (Case No. 99CV30), J.P. Lipson seeks to enforce an alleged agreement by New Frontier Media to convey to Lipson a 70% equity interest in New Frontier Media. Lipson is also seeking large and/or unspecified damages. New Frontier Media disputes that there exists a binding and enforceable agreement to transfer any equity interest in New Frontier Media to Lipson and filed on February 10, 1999 a motion for partial summary judgment directed to this issue. To date the Court has neither ruled on nor set the motion for a hearing. New Frontier Media will continue to vigorously defend against Lipson's claims.


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


         Management believes that the Company will become profitable within the next two quarters based on the following: 1) the inclusion on DISH Network's impulse PPV system should dramatically increase revenue for both Ten and Pleasure; 2) an increase in carriage for TeN and Pleasure combined with the expiration of several launch incentive programs; 3) a decrease in expenses incurred for the start-up of TeN and Pleasure; and 4) the proposed acquisition of IGallery, ITN, and CTI which may occur and are collectively cash flow positive.


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


         The Company currently has no material commitments other than those under its operating and capital lease agreements. The Company has experienced a substantial increase in its capital expenditures and capital and operating lease arrangements during the current fiscal year as a result of its increased staffing requirements, the addition of the Boulder, Colorado playout facility, and the addition of its TeN and Pleasure networks. New Frontier Media anticipates that its capital expenditures will increase for the next fiscal year as the Company expands its playout facility at an estimated cost of $1.0 million, purchases up to $400,000 of additional receiver/decoder equipment as additional cable carriage is obtained for its TeN and Pleasure networks, and relocates its Call Center to Boulder, Colorado at an estimated cost of $300,000.


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


         As of the date of this report the Company had drawn down $2.0 million under a line of credit from an unrelated party bearing interest at 10% per annum.


YEAR 2000 COMPLIANCE


         In response to the Year 2000 problem, New Frontier Media has identified and is implementing changes to its existing computerized business systems. New Frontier Media is addressing the issue through a combination of modifications to existing programs and conversions to Year 2000 compliant software. In addition, New Frontier Media has communicated with its vendors and other service providers to ensure that their products and business systems are or will be Year 2000 compliant. If modifications and conversions by New Frontier Media and those with which New Frontier Media conducts business are not made in a timely manner, the Year 2000 problem could have a material adverse effect on New Frontier Media's business, financial condition and results of operations. All of New Frontier Media's major systems have been identified as Year 2000 compliant. These major systems include financial applications and key operating systems of the Company. New Frontier Media is currently evaluating less critical systems, such as desktop applications, with plans for all systems to be in compliance by September 30, 1999. New Frontier Media is also reviewing its non-information technology systems to determine the extent of any modifications and believe that there will be minimal changes necessary for compliance. Although New Frontier Media is still quantifying the impact, the current estimate of the total costs associated with the required modifications and conversions are expected to be slightly in excess of $35,000, of which approximately $15,000 was expensed in fiscal year 1999. New Frontier Media expenses these costs as it incurs them.



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

         If our computer software applications, internal accounting, customer billing and other business systems, working either alone or in conjunction with those of third parties who do business with us, will not accept input of, store, manipulate and output dates in the year 2000 or after without error, we may suffer business interruptions or shutdown, reputational harm or legal liability and, as a result, material financial loss.

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


         KOUNG Y. WONG. Mr. Wong was born in Canton, China in 1952 and immigrated to the United States in 1969 with his family. He earned a Bachelor of Arts degree from City College of San Francisco in 1975, and studied Architecture at the University of California at Berkeley for one year. For the past 22 years, Mr. Wong has been the president and sole shareholder of Wav Entertainment, Inc., a leading commerce electronics hardware and software distribution company based in South San Francisco, California. Wav Entertainment, Inc., includes a 20,000 square-foot corporate headquarters and distribution center and an 8,500 square-foot retail superstore in San Francisco, California. Mr. Wong has been a director of New Frontier Media since the Company's inception in September, 1995.

         EDWARD J. BONN. Mr. Bonn is the founder and President of ITN, whose operations the Company intends to acquire. He became a director of New Frontier Media in June 1999. ITN is a leading Internet technology company that provides turn-key e-commerce solutions, Internet software engineering, bandwith, merchant account management and credit card processing systems. Mr. Bonn was formerly the Chairman of the Board of Independent Entertainment Group, a California-based, publicly traded, service bureau and information provider. He was also a founder and President of ICOM Group, Inc., an audio text service bureau that specialized in automated credit card processing and fraud control procedures, and the founder and President of Media 800, Inc., a privately held company offering a variety of 800/900 information and entertainment.


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

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the annual compensation paid to executive officers of the Company for the fiscal year ended March 31, 1999.

                                                SUMMARY COMPENSATION TABLE
                                      ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                           -----------------------------------                     ------------------------------------
                                                                   OTHER           SECURITIES                ALL
NAME AND                       YEAR                                ANNUAL          UNDERLYING     LTIP       OTHER
PRINCIPAL POSITION         COMPENSATION   SALARY($)    BONUS($)    COMPENSATION    OPTIONS/SARS   PAYOUTS    COMPENSATION
                                                                   ($)(1)          (#)                       (2)
-------------------------------------------------------------------------------------------------------------------------
Mark H. Kreloff,
    CEO,  Pres., and
    Chairman.............     1999        103,750          --      7,692           350,000         --            730
                              1998         39,167      75,000      3,053                --         --             --
                              1997             --      15,000         --                --         --         36,028
Michael Weiner,               1999        103,750          --      8,291           290,000         --             --
    Exec. V.P.,               1998         39,167      75,000      6,229                --         --             --
    Sec.-Treas. and Director  1997             --      15,828         --                --         --             --
Karyn L. Miller,
    CFO..................     1999         10,308          --         --            35,000         --             --
                              1998             --          --         --                --         --             --
                              1997             --          --         --                --         --             --
-------------------------------------------------------------------------------------------------------------------------

(1) Mr. Kreloff's other annual compensation is auto allowances in the amount of $7,692 for fiscal year March 31, 1999 and $3,053 for fiscal year March 31, 1998. Mr. Welner's other annual compensation is auto allowances in the amount of $8,291 for fiscal year March 31, 1999 and $6,229 for fiscal year March 31, 1998.

(2) The amount shown for Mr. Kreloff includes amounts paid for life insurance premiums of $730 in the fiscal year March 31, 1999, and the write-off of certain accounts receivable due to an entity controlled by him during fiscal 1997.

                                  STOCK OPTION GRANTS IN MARCH 31, 1999
NAME            NUMBER OF SECURITIES         % OF TOTAL OPTIONS         EXERCISE OR BASE     EXPIRATION
                UNDERLYING OPTIONS GRANTED   GRANTED TO EMPLOYEES       PRICE                DATE
                (# OF SHARES) (1)            IN 3/31/99                 (E/SHARE)
----------------------------------------------------------------------------------------------------
Mark Kreloff    200,000                      18%                        $ 1.00               11/3/08
Mark Kreloff    150,000                      13%                        $ 2.50              12/22/08
Michael Weiner  140,000                      12%                        $ 1.00               11/3/08
Michael Weiner  150,000                      13%                        $ 2.50              12/22/08
Karyn Miller     20,000                       2%                        $ 2.235              2/15/09
Karyn Miller     15,000                       1%                        $ 3.45               2/15/02
----------------------------------------------------------------------------------------------------


(1) These options were granted at fair market value at the time of grant. The options vest as follows: Mr. Kreloff's 200,000 options vest 100% after one year and his 150,000 options vest 33.3% on 12/22/99, 33.3% on 12/22/2000, and
33.3% on 12/22/2001. Mr. Weiner's 140,000 options vest 100% after one year and his 150,000 options vest 33.3% on 12/22/99, 33.3% on 12/22/2000, and 33.3% on
12/22/2001. Ms. Miller's 20,000 options vest 100% after one year and her 15,000 options vest 50% on 2/15/2000 and 50% on 2/15/2001.



                                      MARCH 31, 1999 OPTION/SAR VALUES

NAME                SHARES ACQUIRED   VALUE     NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                    ON EXERCISE       REALIZED  UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                                                OPTIONS AT YEAR END           AT YEAR END (1)
                                                ---------------------------   ---------------------------
                                                EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------------------------------------------------------------------------------------
Mark Kreloff              0           0         0             350,000         0             $ 933,600
Michael Weiner            0           0         0             290,000         0             $ 734,900
Karyn Miller              0           0         0              35,000         0             $  54,400
---------------------------------------------------------------------------------------------------------



(1) Assuming a stock price of $4.31 per share, which was the closing price of a share of Common Stock of the Company as reported on NASDAQ on March 31, 1999.


COMPENSATIION OF DIRECTORS

          The Company's Board of Directors do not receive any compensation for their services as directors.



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
                                                                    ===========             ======


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         On March 2, 1998, the Company loaned Laramie Capital LLC, an entity controlled by Messrs. Mark Kreloff and Michael Weiner, $100,000 in the form of a promissory note receivable. The note bore interest at 8% per annum. In March 1999, the note was repaid.

         The Company leased certain equipment and office space via entities controlled by Mr. Kreloff on a month to month basis. During the years ended March 31, 1999 and 1998 the Company paid $52,425 and $87,033 to these entities relating to these leases. The leases have since been terminated.


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


10.08 Office Lease Agreement, dated August 12, 1998, for premises at 5435 Airport Boulevard, Boulder, CO. (incorporated by reference to Exhibit
         10.08 to the Company's Annual Report on form 10-KSB for the year ended March 31, 1999).

10.09 Employment Agreement, dated December 22, 1998, by and between the Company and Mark Kreloff (incorporated by reference to Exhibit 10.09 to the Company's Registration Statement on Form S-3 (File No. 333-75733).

10.10 Employment Agreement, dated December 22, 1998, by and between the Company and Michael Weiner (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-3 (File No. 333-75733).

10.11    Content License Agreement with Pleasure Products LLC.

21.01 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended March 31,
         1999).


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

Name and Capacity                                    Date
-----------------------                              -----


/s/Mark H. Kreloff                                   August 2, 1999
 ....................................
Name: Mark H. Kreloff
Title: Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)



/s/Michael Weiner                                    August 2, 1999
 .....................................
Name: Michael Weiner
Title: Director, Executive Vice President,
Secretary and Treasurer

/s/Karyn Miller                                      August 2, 1999
 .....................................
Name: Karyn Miller
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/Edward Bonn                                       August 2, 1999
 .....................................
Name: Edward Bonn
Title: Director


/s/Koung Y. Wong                                     August 2, 1999
 .....................................
Name: Koung Y. Wong
Title: Director

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

NOTE 11 -       RISKS AND UNCERTAINTIES


The Company is a defendant in a lawsuit filed on January 25, 1999, in which the plaintiff seeks to enforce an alleged agreement by the Company to convey to the plaintiff a 70% equity interest in the Company. The plaintiff is also seeking $10 million in liquidated damages and/or unspecified damages. The Company disputes that there exists a binding and enforceable agreement to transfer any equity interest in NFMI to the plaintiff and filed on February 10, 1999 a motion for partial summary judgement directed to this issue. To date, the court has neither ruled on nor set the Company's motion for a hearing. The Company will continue vigorously to defend itself against the plaintiff's claims.


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