Form 10KSB/A
period 1999-03-31
NEW FRONTIER MEDIA INC /CO/
filed 1999-08-10
CIK 847383

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

         As of June 15, 1999, the Company had arrangements with six of the eleven largest domestic MSO/DBS providers (based on pending acquisitions). According to Cable World magazine, these six multi-channel providers, through their affiliated cable or DBS distribution systems ("Affiliates"), control access to approximately 34.6 million, or 48.1%, of the estimated 72 million total U.S. multi-channel households. Once arrangements are made with an MSO or DBS provider, the Company is able to negotiate channel space for TeN and Pleasure with the Affiliates owned, operated or otherwise controlled by that MSO or DBS provider. Acceptance by Affiliates provides the basis for expanding the Company's access to individual multi-channel households. The performance of TeN and Pleasure in individual multi-channel television environments varies based principally on the PPV ordering technology and the quantity and quality of marketing done by the Affiliates. Individual Affiliates determine the retail price of the PPV service and determine the retail price of the monthly subscription service.

         The distribution of adult entertainment via electronic media has continued to grow as technological advances allow easier and more private access to programming. Most major hotel chains, including Marriott, Hyatt, and Hilton, offer in-room adult programming through services such as On Command. The Internet represents the fastest growing distribution means for adult programming. The tremendous growth of the Internet, including web sites dedicated to adult entertainment, has resulted in millions of customers, as measured by Media Metrix, accessing such sites through their computers. Management believes that the adult entertainment industry in general, and the electronic distribution of adult programming via cable, satellite and the Internet, specifically, will continue to grow. In particular, as advances in technology such as broadband (high speed) Internet access and Video-On-Demand programming are made, it will enable adult content viewers complete flexibility in terms of start times and movie selection.


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


GOVERNMENT REGULATION


         In 1996, the United States Congress passed the Telecommunications Act of 1996 ("the Act"), a comprehensive overhaul of the Federal Communication Act of 1934. Section 641 of the Act requires full audio and video scrambling of channels which are primarily dedicated to "sexually explicit" programming. If a multi-channel video programming distributor, including a cable television operator, cannot comply with the full scrambling requirement, then the channel must be blocked during the hours when children are likely to be watching television, i.e., from 6:00 a.m. to 10:00 p.m. Programming providers offering the most edited adult services (such as Playboy) and programming providers offering partially-edited adult services (such as TeN), feature "sexually explicit" programming as contemplated by Section 641 of the Act. Although all adult programming companies fully scramble their signals for security purposes, several cable television MSO's lack the technical capability to fully scramble the audio portion of the signal. These cable systems are required to block adult broadcasts between 6:00 a.m. and 10:00 p.m. Section 641 of the Act affects New Frontier Media to the extent its programming is offered by cable television MSO's without such technical scrambling ability.

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


         It has been New Frontier Media's experience that most cable system operators are continuing to restrict the broadcast of adult programming to the hours of 10:00 p.m. to 6:00 a.m. and are unwilling to rely on the Delaware District Court's decision until the U.S. Supreme Court issues its ruling on the constitutionality of Section 505 of the Act.

         New Frontier Media began offering adult programming for cable system operators in February 1998, which is after the May 18, 1997 date that enforcement of Section 505 of the Act commenced. Our business has not been adversely affected by these regulations because we have never had the opportunity, or prior history, of selling our programming under any other regulatory structure. It is also difficult to estimate what effect the Act has had on our potential business and potential subscribers during the hours of 6:00 a.m. to 10:00 p.m.


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

                                  RISK FACTORS


                    This report and the documents incorporated in this report by reference may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict.



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



                    In a January 25, 1999 amended complaint in District Court in Boulder, Colorado, (Case No. 99CV30), J.P. Lipson seeks to enforce an alleged agreement by New Frontier Media to convey to Lipson a 70% equity interest in New Frontier Media. Lipson is also seeking $10 million in liquidated damages and/or unspecified damages. If we do not prevail in this lawsuit, we could suffer a material financial loss which loss, if any, can not be estimated. We dispute that there exists a binding and enforceable agreement to transfer any equity interest in New Frontier Media to Lipson and filed on February 10, 1999 a motion for partial summary judgement directed to this issue. To date the Court has neither ruled on nor set our motion for a hearing. We will continue to vigorously defend against Lipson's claims.



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



                    Our ability to increase subscriber revenues and operate profitably, is also related to our ability to compete effectively with other forms of adult and non-adult entertainment. We face competition in the adult entertainment industry from other providers of adult programming, adult video rentals and sales, newspapers and magazines aimed at adult consumers, adult oriented telephone chat lines, and adult oriented Internet services. To a lesser extent, we also face general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films and other programming.



IF WE ARE NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES IT WILL BE MORE DIFFICULT FOR US TO MANAGE OUR OPERATIONS AND OUR OPERATING PERFORMANCE COULD BE ADVERSELY AFFECTED.



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


GOVERNMENT REGULATION OF CABLE SYSTEM OPERATORS COULD MAKE IT MORE DIFFICULT FOR THEM TO BROADCAST OUR PROGRAMMING AND ADVERSELY AFFECT OUR OPERATING PERFORMANCE.

                    Cable system operators could become subject to new governmental regulations which could further restrict their ability to broadcast our programming. If new regulations make it more difficult for cable operators to broadcast our programming our operating performance would be adversely affected. It is not possible for us to predict what new governmental regulations we may be subject to in the future.

                    Cable system operators have been subject to Section 505 of the Telecommunications Act of 1996 since May 18, 1997. We began offering adult programming for cable system operators in February 1998. We have never had the opportunity, or prior history, of selling our programming under any other regulatory structure. It is difficult to estimate what effect this Act has had on our potential business and potential subscribers.



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

                    Although a United States District Court has unanimously declared this law unconstitutional and blocked its implementation, the decision has been appealed and accepted for review by the U.S. Supreme Court. It has been our experience that most cable system operators are continuing to restrict the broadcast of adult programming to the hours of 10:00 p.m. to 6:00 a.m. and are unwilling to rely on the District Court's decision until the U.S. Supreme Court issues its ruling on the contitutionality of Section 505 of the Act.



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



                    If we are unable to obtain additional funds in a timely manner or on acceptable terms, we may have to curtail or, as a last resort, suspend the planned expansion of our playout facility and the planned marketing effort for TeN and Pleasure, which could have a significant adverse effect on our business relationships, financial results and prospects, which in turn could lead to lower overall revenues. For example, any reduction in our marketing effort for TeN and Pleasure is likely to adversely affect our business relationships with those cable operators who have chosen to discontinue Playboy's programming in favor of ours if the lack of marketing efforts on our part results in such operators losing subscriber revenues. We anticipate that our capital resources will be sufficient to satisfy our capital requirements for our current operations for the next 12 months. We will need, however, additional funds to upgrade and expand our playout facility to incorporate the Extasy Networks at our Boulder, Colorado facility and to aggressively market TeN and our new Pleasure channel to increase carriage among the MSO community. We expect to receive as much as $9.75 million through the exercise of our 1,500,000 publicly traded warrants, which are currently exercisable at $6.50, which is below current market levels. In the event that we do not receive at least $5.0 million through the exercise of our public warrants, we will need to raise additional funds.



BECAUSE WE ARE INVOLVED IN THE ADULT PROGRAMMING BUSINESS, IT MAY BE MORE DIFFICULT FOR US TO RAISE MONEY OR ATTRACT MARKET SUPPORT FOR OUR STOCK.


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



                    Issuance of a poison-pill or a large block of preferred stock with voting rights could have the effect of delaying, deferring or preventing a change in control of New Frontier Media. Potential suitors who otherwise might be willing to pay a premium to acquire New Frontier Media may decide not to try to acquire us because it may be difficult to effect a change in control of New Frontier Media without current management's consent. New Frontier Media's board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of such stock without further shareholder approval. The rights of the holders of common stock will be subjected to, and may also be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.


FUTURE SALES OF COMMON STOCK MAY CAUSE THE MARKET PRICE OF THE COMMON STOCK TO DROP.


                   Future sales of shares of common stock by New Frontier Media and/or its stockholders could cause the market price of the common stock to drop. As of March 31, 1999 there were 5,377,433 restricted shares and 7,162,084 shares of common stock which are freely tradable or eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Of the 5,377,433 restricted shares, 1,988,800 of such shares are currently eligible for resale under Rule 144. Sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could have a significant adverse effect on the market price of the common stock.



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

         The Company anticipates that its existing cash will be sufficient to satisfy its operating requirements for its current operations for the next 12 months. New Frontier Media expects to receive as much as $9.75 million through the exercise of its 1,500,000 publicly traded warrants, which are currently exercisable at $6.50, which is below current market levels. In the event that the Company does not receive at least $5.0 million through the exercise of its public warrants, it will need to raise additional funds to finance its future growth plans.

         The Company is a defendant in a lawsuit filed on January 25, 1999, in which the plaintiff seeks to enforce an alleged agreement by the Company to convey to the plaintiff a 70% equity interest in the Company. The plaintiff is also seeking $10 million in liquidated damages and/or unspecified damages. The Company disputes that there exists a binding and enforceable agreement to transfer any equity interest in the Company to the plaintiff and filed on February 10, 1999 a motion for partial summary judgement directed to this issue. To date, the court has neither ruled on nor set the Company's motion for a hearing. The Company will continue vigorously to defend itself against the plaintiff's claims. The loss, if any, cannot be estimated at the present time. If the Company were not to prevail in this lawsuit, its liquidity and capital resources could be materially adversely effected.

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

Name and Capacity                                    Date
-----------------------                              -----



/s/Mark H. Kreloff                                   August 10, 1999
 ....................................
Name: Mark H. Kreloff
Title: Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)



/s/Michael Weiner                                    August 10, 1999
 .....................................
Name: Michael Weiner
Title: Director, Executive Vice President,
Secretary and Treasurer

/s/Karyn Miller                                      August 10, 1999
 .....................................
Name: Karyn Miller
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)


/s/Edward Bonn                                       August 10, 1999
 .....................................
Name: Edward Bonn
Title: Director


/s/Koung Y. Wong                                     August 10, 1999
 .....................................
Name: Koung Y. Wong
Title: Director

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


As discussed in Note 11 to the financial statements, the Company is involved in significant litigation.


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


As of March 31, 1999, the Company discontinued the operations of DVD. In connection with the discontinuance of DVD the Company incurred a loss of $204,818.


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

NOTE 11 -       RISKS AND UNCERTAINTIES


The Company is a defendant in a lawsuit filed on January 25, 1999, in which the plaintiff seeks to enforce an alleged agreement by the Company to convey to the plaintiff a 70% equity interest in the Company. The plaintiff is also seeking $10 million in liquidated damages and/or unspecified damages. The Company disputes that there exists a binding and enforceable agreement to transfer any equity interest in NFMI to the plaintiff and filed on February 10, 1999 a motion for partial summary judgement directed to this issue. To date, the court has neither ruled on nor set the Company's motion for a hearing. The Company will continue vigorously to defend itself against the plaintiff's claims. The loss, if any, cannot be estimated at the present time.


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