Form 10QSB
period 1999-06-30
NEW FRONTIER MEDIA INC /CO/
filed 1999-08-16
CIK 847383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                   000-23697
                            (Commission file number)

                            NEW FRONTIER MEDIA, INC.
        (Exact name of small business issuer as specified in its charter)

              COLORADO                                         84-1084061
    (State or other jurisdiction                              (IRS Employer
   of incorporation or organization                         Identification No.)

                5435 AIRPORT BLVD., SUITE 100, BOULDER, CO 80301
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 1999: 12,579,517

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                            NEW FRONTIER MEDIA, INC.

                                      INDEX

                                                                          Page
                                                                         Number

PART I.    FINANCIAL INFORMATION.........................................  3

Item 1.    Financial Statements..........................................  3

           Condensed Consolidated Balance Sheet at June 30, 1999.........  3

           Condensed Consolidated Statements of Operations for the
           three months ended June 30, 1999 and June 30, 1998............  5

           Condensed Consolidated Statements of Cash Flows for the
           three months ended June 30, 1999 and 1998.....................  6

           Notes to Condensed Consolidated Financial Statements..........  7

Item 2.    Management's Discussion and Analysis  or Plan of Operation....  9

Part II.   OTHER INFORMATION............................................. 14

Item 1.    Legal Proceedings............................................. 14

Item 6.    Exhibits and Reports on Form 8-K.............................. 15

SIGNATURES

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1999
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS

Cash                                                               $  1,956,738
Accounts receivable, net of reserve                                     849,863
Prepaid distribution rights                                           1,119,796
Prepaid expenses                                                        285,479
Deposits                                                                114,929
Other                                                                   403,341
                                                                   ------------

    Total current assets                                              4,730,146
                                                                   ------------
FURNITURE AND EQUIPMENT

Furniture and equipment, cost                                         3,178,055
Less: Accumulated depreciation                                         (483,904)
                                                                   ------------
Net Furniture and equipment                                           2,694,151

OTHER ASSETS

Goodwill, net of accumulated amortization of $868,337                 5,492,554
Prepaid distribution rights                                           2,203,592
Deposits                                                                218,715
                                                                   ------------

    Total other assets                                                7,914,861
                                                                   ------------

Total Assets                                                       $ 15,339,158
                                                                   ============



       See notes to unaudited condensed consolidated financial statements

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (CONTINUED)
                                  JUNE 30, 1999
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                                   $    663,081
Current Portion of capital lease obligations                            279,805
Deferred revenue                                                      2,897,476
Other accrued liabilities                                               844,573
Note Payable                                                          1,490,000
                                                                   ------------

    Total current liabilities                                         6,174,935
                                                                   ------------
LONG-TERM DEBT

  Obligations under capital leases                                      493,975
                                                                   ------------

    Total liabilities                                                 6,668,910
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.10 par value
    5,000,000 shares authorized
    0 shares issued and outstanding                                          --
  Common stock, $.0001 par value
    50,000,000 shares authorized
    12,579,517 shares issued and outstanding                              1,258
  Additional paid-in capital                                         20,698,180
  Accumulated deficit                                               (12,029,190)
                                                                   ------------

    Total stockholders' equity                                        8,670,248
                                                                   ------------

Total liabilities and stockholders' equity                         $ 15,339,518
                                                                   ============



       See notes to unaudited condensed consolidated financial statements

                               NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                              (UNAUDITED)

                                                                    1999                        1998

SALES, net                                                     $    3,166,506              $    1,863,943

COST OF SALES                                                       2,545,941                   1,840,234
                                                               --------------              --------------

GROSS MARGIN                                                          620,565                      23,709
                                                               --------------              --------------

OPERATING EXPENSES

  Occupancy and equipment                                             123,929                     108,836
  Legal and Professional                                              151,030                      59,026
  Advertising and promotion                                           960,987                     818,709
  Salaries, wages and benefits                                        513,609                     286,719
  Communications                                                       50,777                      28,614
  General and administrative                                          246,678                     144,998
  Goodwill amortization                                               158,454                     159,594
  Consulting                                                          153,804                      78,207

                                                               --------------              --------------
  TOTAL OPERATING EXPENSES                                          2,359,268                   1,684,703
                                                               --------------              --------------

OTHER INCOME (EXPENSE):

  Gain (Loss) on trading securities                                     5,949                     (19,850)
  Interest Income                                                      14,020                       4,693
  Interest Expense                                                    (32,259)                    (32,061)
                                                               --------------              --------------

  TOTAL OTHER INCOME (EXPENSE)                                        (12,290)                    (47,218)
                                                               --------------              --------------

  LOSS FROM CONTINUING OPERATIONS                              $   (1,750,993)             $   (1,708,212)

DISCONTINUED OPERATIONS

  Loss from operations of discontinued subsidiaries                        --                     (30,403)
                                                               --------------              --------------

NET LOSS                                                           (1,750,993)                 (1,738,615)
                                                               ==============              ==============


BASIC AND DILUTED NET LOSS PER COMMON SHARE                    $        (0.14)             $        (0.26)
  FROM CONTINUING OPERATIONS

BASIC AND DILUTED NET LOSS PER COMMON SHARE                                (0)             $        (0.01)
  FROM DISCONTINUED OPERATIONS

BASIC AND DILUTED NET LOSS PER COMMON SHARE                    $        (0.14)             $        (0.27)

WEIGHTED AVERAGE SHARES OUTSTANDING                            $   12,561,739              $    6,542,000
                                                               ==============              ==============


       See notes to unaudited condensed consolidated financial statements

                                       NEW FRONTIER MEDIA, INC.
                                           AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                              (UNAUDITED)

                                                                       1999                     1998
                                                                    ---------              --------------
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                                                           (1,750,993)                 (1,738,615)
Adjustments to reconcile net loss to net cash
 used in operating activities
  Depreciation and Amortization                                       660,427                     339,755
  Increase(decrease) in accounts payable                           (1,183,792)                      2,523
  (Increase) decrease in inventories                                     --                       (44,190)
  (Increase)decrease in accounts receivable                          (108,940)                    (33,362)
  (Gain) Loss on sale of trading securities                            (5,949)                     19,850
  Gain on disposal of subsidiary                                         --                       (14,313)
  (Increase) decrease in prepaid distribution rights                 (165,440)                   (278,607)
  Increase (decrease) in deferred revenue                              (1,255)                    471,328
  Increase (decrease) in other accrued liabilities                    183,970                     (59,544)
  (Increase) decrease in other assets                                 246,685                     197,023
                                                                    ---------                  ----------

  Net cash used in operating activities                            (2,125,287)                 (1,138,152)
                                                                    ---------                  ----------


CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of furniture & equipment                                   (282,966)                    (43,010)
Proceeds from sale of trading securities                               56,099                     152,877
Purchase of trading securities                                           --                       (88,557)
Disposal of subsidiary, net of cash paid                                 --                       (40,313)
                                                                    ---------                  ----------


Net cash provided by (used in) investing activities                  (226,867)                    (19,003)
                                                                    ---------                  ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in related party notes receivable                               --                        (8,006)
Issuance of convertible debentures, net of offering costs                --                     1,656,740
Payments on capital lease obligations                                 (49,504)                       --
Increase in notes payable                                           1,490,000                        --
Warrant exercise                                                      132,210                        --
                                                                    ---------                  ----------

  Net cash provided by financing activities                         1,572,706                   1,648,734
                                                                    ---------                  ----------

    Net increase (decrease) in cash                                  (779,448)                    491,579

Cash, beginning of period                                           2,736,186                     253,123
                                                                    ---------                  ----------

Cash, end of period                                                 1,956,738                     744,702
                                                                    =========                  ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS

Interest Paid                                                          28,551                         213

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Purchase of Equipment via capital lease obligations                   116,011                        --


       See notes to unaudited condensed consolidated financial statements

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, BUSINESS, AND CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements include the accounts of New Frontier Media, Inc. ("the Company" or "New Frontier Media") and its wholly owned subsidiaries Colorado Satellite Broadcasting, Inc. ("CSB"), Boulder Interactive Group ("BIG"), Fuzzy Entertainment, Inc. ("Fuzzy") and David Entertainment, Inc. ("David"). The Company sold its 70% interest in BIG in June 1998, discontinued the operations of Fuzzy during the year ended March 31, 1998, and discontinued the operations of David during the year ended March 31, 1999.

During the quarter ended June 30, 1999, New Frontier Media, through its subsidiary CSB, launched Pleasure, a new 24-hour adult network that incorporates the most edited standard available in the category. Pleasure is available to direct broadcast satellite and multiple system cable providers. Pleasure competes directly with Playboy Enterprises, Inc.'s ("Playboy") adult network services (Playboy TV, Spice and Spice 2) in the most edited adult programming category.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or any future period.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB, as amended on August 10, 1999, for the year ended March 31, 1999.

NET LOSS PER SHARE OF COMMON STOCK

Net loss per share of common stock is based on the weighted average number of shares of common stock outstanding. Common stock equivalents are not included in the weighted average calculation since their effect would be anti-dilutive.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2   NOTE PAYABLE

On June 15, 1999, the Company entered into an agreement for a $2,000,000 line of credit available from an unrelated entity. As of June 30, 1999, New Frontier Media had drawn $1,490,000 on this line of credit. The line of credit bears interest at 10% per annum and is secured by assets of New Frontier Media. The line of credit must be repaid by September 20, 1999.

NOTE 3   SHAREHOLDERS' EQUITY

In May of 1999, the remaining 40,000 warrants of a total of 175,000 warrants to purchase common stock in the Company at $3.4785 per share were exercised by previous debenture holders.

NOTE 4   STOCK OPTIONS AND WARRANTS

The Company granted warrants to employees, consultants and unrelated third parties for services provided allowing them to purchase common stock of New Frontier Media at a price equal to or in excess of the current market price of the Company's common stock on the date of grant. The following information describes certain information relating to these warrants:

         Expiration Date            Warrants                  Exercise Price
         ---------------            --------                  --------------
         April 2002                 75,000                    4.75
         May 2002                   1,309                     6.875
         May 2002                   1,333                     9.00
         May 2002                   100,000                   6.30
         May 2009                   1,000                     7.00
         May 2009                   5,000                     5.00
         June 2002                  10,000                    9.50


NOTE 5   CONTINGENCIES

The Company is a defendant in a lawsuit filed on January 25, 1999, in which the plaintiff seeks to enforce an alleged agreement by the Company to convey to the plaintiff a 70% equity interest in the Company. The plaintiff is also seeking $10 million in liquidated damages and/or unspecified damages. The Company disputes that there exists a binding and enforceable agreement to transfer any equity interest in New Frontier Media to the plaintiff and filed on February 10, 1999 a motion for partial summary judgement directed to this issue. To date, the court has neither ruled on nor set the Company's motion for a hearing. The Company will continue to vigorously defend itself against the plaintiff's claims. The loss, if any, cannot be estimated at the present time.

NOTE 6   SUBSEQUENT EVENTS

On July 21, 1999, New Frontier Media executed a definitive license agreement to acquire exclusive rights to Metro Global Media, Inc.'s 3,000 title adult film and video library and multi-million still image archive for a period of seven years with renewal provisions. In addition, New Frontier Media entered into a multi-year production agreement with Metro Global Media, Inc. ("Metro") which calls for the development of an additional 400 new adult feature titles over the next five years.

Under the agreement, New Frontier Media will issue 500,000 restricted shares of its common stock to Metro in exchange for distribution rights to its 3,000 adult film and video library and its multi-million still image archive. In addition, over a five-year period Metro will receive 500,000 warrants to purchase common stock of New Frontier Media at an exercise price equal to the market value of the stock on the date the warrants are issued. Metro will also receive cash consideration for the production of over 400 new titles and the exclusive electronic distribution rights to those titles over the next five years.

Pursuant to the agreement, New Frontier Media will receive 250,000 restricted shares of Metro's common stock and, over a five-year period, warrants to purchase 250,000 restricted shares of Metro's common stock at an exercise price equal to the market value of the stock on the date the warrants are issued.

The licensing agreement provides New Frontier Media the right to utilize Metro's adult film and video library for all formats of electronic delivery, including dial-up internet, broadband internet, video-on-demand, subscription and pay television, and other video delivery mechanisms.

In connection with the above licensing agreement, New Frontier Media issued 500,000 shares of restricted stock on July 21, 1999 to Metro. In addition, 100,000 warrants to purchase common stock of the Company were issued on July 21, 1999, to Metro, with an exercise price of $7.875.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         This Quarterly Report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act. The Company intends the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward looking statements.

OVERVIEW

New Frontier Media was originally incorporated in the State of Colorado on February 23, 1988. The Company was engaged in the reference CD-ROM publishing business through its 70% ownership of BIG and in the distribution of adult feature films in the digital video disc format through its wholly owned subsidiary David. New Frontier sold its 70% interest in BIG in June 1998. In addition, the Company discontinued the operations of David during its fiscal year ended March 31, 1999.

On February 18, 1998, the Company consummated an underwritten public offering of 1,500,000 units, each consisting of one share of common stock and one redeemable common stock warrant, raising $7,087,000 in net proceeds after underwriting fees. Simultaneous with the public offering, New Frontier Media acquired the adult satellite television assets of Fifth Dimension Communications (Barbados), Inc. and its related entities ("Fifth Dimension"). As a result of the Fifth Dimension acquisition, the Company through its wholly owned subsidiary CSB, became a leading provider of adult programming to low-powered ("C-Band") direct-to-home ("DTH") households. As of June 30, 1999, the Company had the following number of subscribers to its three C-Band networks: EXTASY 54,956, TRUE BLUE 49,648, AND GONZOX 42,267.

In August 1998, New Frontier Media launched TeN: THE EROTIC NETWORK ("TeN") as a new adult network targeted specifically to cable television system operators and medium-to-high powered DTH satellite service providers (Direct Broadcast Satellite, or "DBS"). Unlike New Frontier Media's C-Band networks, TeN offers partially-edited adult programming which is intended to appeal to cable operators and DBS providers while delivering more of the editing style adult network subscribers expect to receive. As of June 30, 1999, TeN was available to approximately 3.4 million cable/DBS households.

On June 1, 1999, New Frontier Media launched Pleasure, a 24-hour adult network that incorporates the most edited standard available in the category, on EchoStar Communications Corporation's DISH Network and on cable television systems owned by a leading multiple cable television system operator ("MSO"). Pleasure competes directly with Playboy Enterprises, Inc.'s adult network services (Playboy TV, Spice and Spice 2) in the most-edited adult programming category. As of June 30, 1999, Pleasure was available to approximately 3.0 million cable/DBS households.

RESULTS OF OPERATIONS

NET REVENUES

Net revenues were $3,166,506 for the quarter ended June 30, 1999, a 70% increase from $1,863,943 for the quarter ended June 30, 1998. The increase was due primarily to an increase in C-Band revenue of approximately 45%. C-Band subscribers increased from 126,263 as of June 30, 1998 to 146,871 as of June 30, 1999. This increase in revenue and subscriber counts for the C-Band business is due primarily to the Company's increased expertise with its C-Band business, increased advertising and on-air barker promotions, increased training of the Company's call center representatives and the introduction of a monthly sales incentive program for these representatives. No assurances can be given that this level of growth will be sustained in future periods due to the mature C-Band market.

Additionally, the increase in net revenues is due to the launch of the Company's cable/DBS networks, TeN and Pleasure which did not exist as of June 30, 1998. Approximately 15% of the Company's revenues for the quarter ended June 30, 1999 were derived from these two networks. The Company added approximately 865,000 TeN and 3.0 million Pleasure cable/DBS addressable households through launches and on-line growth (i.e., growth in addressable subscribers for existing affiliates) during the quarter ended June 30, 1999. Management expects that growth in the number of addressable households will continue to increase in future periods as it continues to aggressively promote TeN and Pleasure to additional cable and DBS providers.

COST OF SALES

Cost of Sales were $2,545,941 for the quarter ended June 30, 1999 as compared to $1,840,234 for the quarter ended June 30, 1998, an increase of 38%. Cost of sales consists of expenses associated with playout, uplinking, satellite transponder space, program acquisition amortization, and call center operations. The increase in cost of sales is primarily due to the increase in program acquisition costs, uplinking, playout, and transponder space costs all associated with the addition of TeN and Pleasure. Due to the fact that approximately 70% of the Company's cost of sales are fixed in nature, management does not anticipate any significant increases in cost of sales in future periods.

OCCUPANCY AND EQUIPMENT

Occupancy and equipment expenses were $123,929 for the quarter ended June 30, 1999 compared to $108,836 as of June 30, 1998, an increase of 14%. Occupancy and equipment expenses relate primarily to rent and depreciation expense. The increase in expenses is primarily attributable to the fact that the Company now occupies approximately three times the amount of space compared with the space it occupied as of June 30, 1998. The increase in the Company's space needs are due to the additional staff hired to support the operations of two new networks and due to its Broadcast Operations Playout facility which began its operations as of April 1999. Management expects that additional space will be needed in the future as it expands its Broadcast facility to accommodate the playout of its C-Band networks.

LEGAL AND PROFESSIONAL

Legal and professional expenses were $151,030 for the quarter ended June 30, 1999 compared to $59,026 as of June 30, 1998, an increase of 156%. The increase is primarily attributable to the Company's policy to vigorously defend itself against all claims.

ADVERTISING AND PROMOTION

Advertising and promotion expenses were $960,987 for the quarter ended June 30, 1999 compared to $818,709 as of June 30, 1998, an increase of 17%. Advertising and promotion expenses consist of on-air barker costs, print advertising, expenses incurred with respect to trade shows, travel and meals/entertainment expenses. The increase is primarily due to an increase in trade show expenses. The Company attended one of the largest cable shows in June 1999, NCTA, and expanded its trade show booth resulting in larger set-up fees than last year. Additionally, the Company's print advertising expenditures increased due to the additional advertising necessary to promote TeN and Pleasure. The Company believes that advertising and promotion expenditures will increase in future periods as it continues its commitment to the promotion through trade shows and advertising of its TeN and Pleasure networks.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits were $513,609 for the quarter ended June 30, 1999 compared to $286,719 for the quarter ended June 30, 1998, an increase of 79%. This increase is due to the hiring of additional sales, marketing, and creative staff to support the Company's two new networks, TeN and Pleasure. As of June 30, 1999 the Company employed approximately 45 people as compared to 21 employees as of June 30, 1998. The Company expects that salaries, wages and benefits will increase in future periods as it hires additional sales, marketing, and creative staff to support its networks.

COMMUNICATIONS

Communications expense was $50,777 for the quarter ended June 30, 1999 compared to $28,614 for the quarter ended June 30, 1998, an increase of 78%. Communication expense relates primarily to telephone expenses incurred for the call center operations, wide area network services, Internet service providers, and long distance and local phone service. The increase in this expense is related to the addition of T-1 lines, remote links to the Company's Los Angeles office, additional employees, and internet web hosting services.

GENERAL AND ADMINISTRATIVE

General and administrative expenses were $246,678 for the quarter ended June 30, 1999 compared to $144,998 for the quarter ended June 30, 1998, an increase of 70%. General and administrative expenses consist primarily of bank charges, insurance, outside services, office supplies, postage, printing, and registration filing fees. The increase is due to an increase in bank charges related to the additional revenue processed through our merchant accounts, an increase in health insurance expense due to the additional staff hired, and in increase in printing costs related to promotional material necessary for the Company's two new networks. The Company expects that its general and administrative expenses will increase as it hires additional employees.

GOODWILL AMORTIZATION

As part of the February 1998 acquisition of Fifth Dimension the Company recorded goodwill in the amount of $6,360,891 which is being amortized over 120 months.

CONSULTING

Consulting expenses were $153,804 for the quarter ended June 30, 1999 compared to $78,207 for the quarter ended June 30, 1998, an increase of 97%. Consulting expenses consist of payments made to outside consultants in various capacities such as program content acquisition, broadcast operations, marketing and sales. The increase is due to the addition of consultants used in the capacity of marketing, sales, broadcast operations, and program content acquisition. The Company expects that its consulting expense will decrease in future periods as it hires full-time employees to provide these services.

OTHER EXPENSE

Net total other expenses were $12,290 for the quarter ended June 30,1999 compared to $47,218 for the quarter ended June 30, 1998, a decrease of 74%. Net total other expenses consist of interest expense, interest income, and gain/loss on trading securities. The decrease is primarily due to the Company incurring a gain on its trading securities of $5,949 as of June 30, 1999 compared to a loss on trading securities of ($19,850) as of June 30, 1998, as well as an increase in interest income earned during the June 30, 1999 quarter on the Company's cash balances.

LOSS FROM OPERATIONS OF DISCONTINUED SUBSIDIARIES

Loss from operations of discontinued subsidiaries was $0 for the quarter ended June 30, 1999 compared with a loss of $30,403 for the quarter ended June 30, 1998. As of March 31, 1999, the Company had discontinued the operations of its operating subsidiary, David. As of March 31, 1998, New Frontier Media had formalized its plan to discontinue operations of its operating subsidiaries Fuzzy and BIG. On June 26, 1998, the Company finalized its sale of its 70% interest in BIG. As of June 30, 1998, the Company had a gain on operations from discontinued subsidiaries of $14,314 related to BIG and a loss on operations from discontinued subsidiaries of ($44,717)related to David.

NET LOSS

The Company recorded a net loss from continuing operations of $1,750,993 for the quarter ended June 30, 1999 compared to $1,708,212 for the quarter ended June 30, 1998, an increase of 3%. Management believes that the Company's net loss will decrease in future periods and that the Company will become profitable within the next two quarters based on the following: 1) the inclusion on EchoStar Communications Corporation's DISH network's impulse PPV system should dramatically increase revenue for TeN; 2) an increase in carriage for both TeN and Pleasure combined with the expiration of launch incentive programs; and 3) the proposed acquisition of Interactive Gallery, Inc. ("IGallery"), Interactive Telecom Networks, Inc.("ITN"), and Card Transactions, Inc. which may occur and are collectively cash flow positive.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999 the Company had cash and cash equivalents of $1,956,738 compared to $744,702 as of June 30, 1998.

For the three months ended June 30, 1999 cash used in operating activities of $2,125,287 was primarily due to a net loss of $1,750,993, a decrease in accounts payable of $1,183,792, an increase in accounts receivable of $108,940 and an increase in prepaid distribution rights of $165,440. For the quarter ended June 30, 1998, the cash used in operating activities of $1,138,152 was primarily due to a net loss of $1,738,615 and an increase in prepaid distribution rights of $278,607.

Cash used in investing activities was $226,867 for the quarter ended June 30, 1999. This is primarily due to capital expenditures of $282,966 related to purchases of furniture, computers, additions made to the trade show booth, and purchases of receiver/decoder equipment. Cash used in investing activities for the quarter ended June 30, 1998 was $19,003 and was primarily related to the sale of BIG and capital expenditures.

For the three months ended June 30, 1999 net cash provided by financing activities was $1,572,706 and related primarily to the funding of $1,490,000 on the Company's line of credit. Net cash provided by financing activities for the three months ended June 30, 1998 was $1,648,734 and was primarily related to the issuance of convertible debentures of $1,656,740.

The Company currently has no material commitments other than its line of credit and those under its operating and capital lease agreements. The
Company anticipates that capital expenditures will increase during future periods with respect to the following planned investments: 1) The Company plans to bring its call center operations in-house to Boulder, Colorado from Bluefield, West Virginia where it is currently outsourced to TurnerVision. This move is planned for August 1999 and will result in the purchase of additional furniture and fixtures, computers, and phone system of approximately $300,000;
2) The Company has plans to expand its Broadcast Playout Operations facility, at an estimated cost of $1 million, to accommodate the broadcast of its three C-Band networks which are currently played-out in Ottawa, Canada; 3) The Company will purchase approximately $400,000 of receiver/decoder equipment as additional cable carriage is obtained for its TeN and Pleasure networks during the next 12 months.

New Frontier Media believes that its existing cash will be sufficient to satisfy its operating requirements for its current operations for the next three months. The Company expects to receive as much as $9.75 million through the exercise of its 1,500,000 publicly traded warrants that are exercisable at $6.50. In the event that the Company does not receive at least $5 million through the exercise of its public warrants or does not complete its acquisition of ITN and IGallery, it will need to raise additional funds through the sale of additional equity or debt securities to finance its future growth plans.

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

YEAR 2000 IMPLICATIONS

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

Substantially all of New Frontier Media's major systems have been identified as Year 2000 compliant. These major systems include financial applications and key operating systems of the Company. New Frontier Media is currently assessing the Year 2000 compliance of its equipment used in the Ottawa, Canada uplinking facility. The Company expects to complete this assessment by the end of its second quarter.

New Frontier Media is currently evaluating less critical systems, such as desktop applications, with plans for all systems to be in compliance by September 30, 1999. New Frontier Media is also reviewing its non-information technology systems to determine the extent of any modifications and believe that there will be minimal changes necessary for compliance. Although New Frontier Media is still quantifying the impact, the current estimate of the total costs associated with the required modifications and conversions are expected to be slightly in excess of $35,000, of which approximately $15,000 was expensed in fiscal year 1999. No additional expenditures were incurred during the quarter ended June 30, 1999. New Frontier Media expenses these costs as it incurs them.

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

If New Frontier Media's computer software applications, internal accounting, customer billing and other business systems, working either alone or in conjunction with those of third parties who do business with us, will not accept input of, store, manipulate, and output dates in the year 2000 or after without error, we may suffer business interruptions or shutdown, reputational harm or legal liability and, as a result, material financial loss.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

In a June 2, 1999 complaint filed in District Court in Boulder, Colorado (Case No. 99CV913), Scott Wussow, the Company's former chief financial officer, seeks to enforce an alleged oral agreement to increase his salary, bonus, and car allowance, and issue to him warrants to purchase up to 300,000 shares of New Frontier common stock, following the Company's public offering of February 1998. We dispute that there was any promise or agreement, oral or otherwise, made to or with Mr. Wussow to increase his compensation and intend to vigorously defend against this claim.


EXHIBITS

27.01       - Financial Data Schedule

(b) Reports on Form 8-K

    The Company did not file any Form 8-K Reports during this quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                              NEW FRONTIER MEDIA, INC.
                                              /s/ Karyn L. Miller
                                              ----------------------------------
                                              Karyn L. Miller
                                              Chief Financial Officer (Principal
                                              Accounting Officer)