Form 10QSB
period 1999-09-30
NEW FRONTIER MEDIA INC /CO/
filed 1999-11-08
CIK 847383

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1999: 13,697,698

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                            NEW FRONTIER MEDIA, INC.

                                      INDEX

                                                                          Page
                                                                         Number

PART I.    FINANCIAL INFORMATION                                           3

Item 1.    Financial Statements                                            3

           Consolidated Balance Sheet at September 30, 1999               3-4

           Consolidated Statements of Operations for the three and six
           months ended September 30, 1999 and September 30, 1998          5

           Consolidated Statements of Cash Flows for the six months
           ended September 30, 1999 and September 30, 1998                 6

           Notes to Consolidated Financial Statements                      7

Item 2.    Management's Discussion and Analysis or Plan of Operation       9

Part II.   OTHER INFORMATION                                              18

Item 1.    Legal Proceedings                                              18

Item 6.    Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                19

Part III.  EXHIBITS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
     Cash                                                       $ 3,839,316
     Accounts receivable                                          1,933,571
     Prepaid distribution rights                                  2,289,646
     Prepaid expenses                                               253,171
     Deposits                                                       114,729
     Other                                                          313,883
                                                                -----------
         Total current assets                                     8,744,316
                                                                -----------
FURNITURE AND EQUIPMENT

Furniture and equipment, cost                                     3,530,850
Less: Accumulated depreciation                                     (653,435)
                                                                -----------
Net Furniture and equipment                                       2,877,415

OTHER ASSETS

Goodwill, net of accumulated amortization of $1,027,359           5,333,532
Prepaid distribution rights                                       5,249,437
Deposits                                                            224,239
Available for Sale Securities                                       437,500
                                                                -----------
        Total other assets                                       11,244,708
                                                                -----------
Total Assets                                                    $22,866,439
                                                                ===========

            See notes to unaudited consolidated financial statements

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                               $  908,498
     Current Portion of capital lease obligations                      325,014
     Deferred revenue                                                3,293,606
     Other accrued liabilities                                         516,263
     Note Payable                                                    1,700,000
     Reserve for chargebacks/credits                                    17,697
                                                                    ----------
         Total current liabilities                                   6,761,078
                                                                    ----------
  LONG-TERM DEBT

     Obligations under capital leases                                  512,480
                                                                    ----------
         Total liabilities                                           7,273,558
                                                                    ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.10 par value
         5,000,000 shares authorized
         0 shares issued and outstanding                                     -
     Common stock, $.0001 par value
         50,000,000 shares authorized
         13,697,698 shares issued and outstanding                        1,368
     Additional paid-in capital                                     28,442,998
     Other Comprehensive Income                                       (187,500)
     Accumulated deficit                                           (12,663,985)
                                                                   -----------
              Total stockholders' equity                            15,592,881
                                                                   -----------
 Total liabilities and stockholders' equity                        $22,866,439
                                                                   ===========


            See notes to unaudited consolidated financial statements

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS AND SIX MONTHS
                        ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                          3 months ended                6 months ended
                                                           September 30,                 September 30,
                                                        1999           1998           1999           1998
                                                    -----------    -----------    -----------    -----------
SALES, net                                          $ 4,081,814    $ 2,233,331    $ 7,248,320    $ 4,097,274

COST OF SALES                                         2,573,683      2,021,888      5,119,624      3,862,122
                                                    -----------    -----------    -----------    -----------

GROSS MARGIN                                          1,508,131        211,443      2,128,696        235,152
                                                    -----------    -----------    -----------    -----------
OPERATING EXPENSES
    Occupancy and equipment                             138,597        104,606        262,526        213,442
    Legal and Professional                              123,137         24,390        274,167         83,416
    Advertising and promotion                           612,040        842,480      1,573,027      1,661,190
    Salaries, wages and benefits                        607,582        390,380      1,121,191        677,099
    Communications                                       59,951         37,582        110,728         66,196
    General and administrative                          273,281        148,115        519,959        293,113
    Goodwill amortization                               159,022        159,021        317,476        318,615
    Consulting                                           99,870         85,150        253,674        163,357
                                                    -----------    -----------    -----------    -----------
    TOTAL OPERATING EXPENSES                          2,073,480      1,791,724      4,432,748      3,476,428
                                                    -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE):

    Gain (Loss) on trading securities                        --        (10,973)         5,949        (30,822)
    Interest Income                                       9,781          3,214         23,802          7,907
    Interest Expense                                    (79,229)       (67,577)      (111,488)       (99,638)
                                                    -----------    -----------    -----------    -----------
    TOTAL OTHER INCOME (EXPENSE)                        (69,448)       (75,336)       (81,737)      (122,553)
                                                    -----------    -----------    -----------    -----------
    LOSS FROM CONTINUING OPERATIONS                    (634,797)    (1,655,617)    (2,385,789)    (3,363,829)
                                                    -----------    -----------    -----------    -----------

DISCONTINUED OPERATIONS

    Loss from operations of discountinued
      subsidiaries                                           --        (94,797)            --       (125,200)
                                                    -----------    -----------    -----------    -----------

NET LOSS                                            $  (634,797)   $(1,750,414)   $(2,385,789)   $(3,489,029)
                                                    ===========    ===========    ===========    ===========

BASIC LOSS PER SHARE                                $     (0.05)   $     (0.27)   $     (0.19)   $     (0.53)
                                                    ===========    ===========    ===========    ===========

DILUTED LOSS PER SHARE                              $     (0.05)   $     (0.27)   $     (0.19)   $     (0.53)
                                                    ===========    ===========    ===========    ===========

WEIGHTED-AVERAGE SHARES OUTSTANDING                  13,000,442      6,542,000     12,781,188      6,542,000
                                                    ===========    ===========    ===========    ===========

            See notes to unaudited consolidated financial statements

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                             1999          1998
                                                         -----------    -----------
CASH FLOW FROM OPERATING ACTIVITIES

Net Loss                                                 $(2,385,788)   $(3,489,029)
Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and Amortization                          1,452,686        681,838
    Increase (decrease) in accounts payable                 (938,375)     1,007,821
    (Increase) decrease in inventories                          --           97,904
    (Increase) decrease in accounts receivable            (1,192,648)           360
    (Gain) Loss on sale of trading securities                 (5,949)        30,822
    (Increase) decrease in prepaid distribution rights      (907,340)      (626,580)
    Increase (decrease) in deferred revenue                 (230,125)       970,285
    Increase (decrease) in other accrued liabilities        (144,340)      (483,774)
    Increase (decrease) in reserve for chargebacks            17,697           --
    (Increase) decrease in other assets                      363,127         79,572
                                                         -----------    -----------
    Net cash used in operating activities                 (3,971,055)    (1,730,781)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchases of furniture & equipment                          (502,530)       (33,989)
Proceeds from sale of trading securities                      56,099        152,877
Purchase of trading securities                                  --          (88,557)
Redemption of certificates of deposits                          --          250,000
Other                                                           --          (71,786)
Repayment of note receivable-related party                      --           38,000
                                                         -----------    -----------
    Net cash provided by (used in) investing activities     (446,431)       246,545
                                                         -----------    -----------

CASH FLOWS FROM FINANCIAL ACTIVITIES

Issuance of convertible debentures, net of offering costs       --        1,646,739
Payments on capital lease obligations                       (119,021)       (12,757)
Increase in notes payable                                  1,700,000           --
Issuance of common stock                                   3,939,638           --
                                                         -----------    -----------
    Net cash provided by financing activities              5,520,617      1,633,982
                                                         -----------    -----------
        Net increase (decrease) in cash                    1,103,131        149,746

Cash, beginning of period                                  2,736,186        253,123
                                                         -----------    -----------
Cash, end of period                                      $ 3,839,317    $   402,869
                                                         -----------    -----------
                                                         -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS

Interest Paid                                            $    57,772    $        44

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
FINANCIAL ACTIVITIES:

Purchase of Equipment via capital lease obligations      $   249,242           --
Common stock issued for prepaid distribution right
  license agreement                                      $ 3,937,500           --
Receipt of available for sale securities in exchange
  for services to be provided over a five year period    $   625,000           --


            See notes to unaudited consolidated financial statements

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION, BUSINESS, AND CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of New Frontier Media, Inc. ("the Company" or "New Frontier Media") and its wholly owned subsidiaries Colorado Satellite Broadcasting, Inc. ("CSB"), Boulder Interactive Group ("BIG"), Fuzzy Entertainment, Inc. ("Fuzzy") and David Entertainment, Inc. ("David"). The Company sold its 70% interest in BIG in June 1998, discontinued the operations of Fuzzy during the year ended March 31, 1998, and discontinued the operations of David during the year ended March 31, 1999.

In June 1999, New Frontier Media, through its subsidiary CSB, launched PLEASURE, a new 24-hour adult network that incorporates the most edited standard available in the category. PLEASURE is available to direct broadcast satellite providers and multiple system cable operators. PLEASURE competes directly with Playboy Enterprises, Inc.'s ("Playboy") adult network services (Playboy TV, Spice and Spice 2) in the most edited adult programming category.

The accompanying unaudited consolidated financial statements reflect all adjustments, which, in the opinion of management are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or any future period.

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

NOTE 2   NOTE PAYABLE

On June 15, 1999, the Company entered into an agreement for a $2,000,000 line of credit available from an unrelated entity. As of September 30, 1999, New Frontier had drawn $1,700,000 on this line of credit. The line of credit bears interest at 10 % per annum and is secured by all of the assets of New Frontier Media. The line of credit had a due date for repayment of September 20, 1999. This repayment date was extended until October 20, 1999. See Note 8 "Subsequent Events".

NOTE 3   SHAREHOLDERS' EQUITY

In May of 1999, the remaining 40,000 warrants of a total of 175,000 warrants to purchase common stock in the Company at $3.4785 per share were exercised by previous debenture holders.

In July 1999, New Frontier Media issued 500,000 shares of its common stock to an unrelated entity at $7.875 per share as consideration in obtaining a license agreement for the rights to distribute the entity's 3,000 title adult film and video library and multi-million still image archive. In addition, the Company issued 100,000 warrants to purchase its common stock at an exercise price equal to the market value of the stock on the date the warrants were issued.

In August 1999, the Company raised $3,901,177 less redemption costs of $43,749 through the exercise of 600,181 of its 1,500,000 publicly traded warrants to purchase common stock. These warrants had been called by the Company in June 1999 with a redemption date of August 13, 1999. The remaining
886,619 warrants were redeemed at five cents per share.

NOTE 4   LICENSE AGREEMENT

In July 1999, New Frontier Media executed a definitive license agreement to acquire exclusive rights to Metro Global Media, Inc.'s ("Metro") 3,000 title adult film and video library and multi-million still image archive for a period of seven years with renewal provisions. In addition, the Company entered into a multi-year production agreement with Metro which calls for the delivery of at least three new adult feature titles per month over the next five years.

NOTE 5   STOCK OPTIONS AND WARRANTS

The Company granted options and warrants to employees, consultants and unrelated third parties for services provided allowing them to purchase common stock of New Frontier Media at a price equal to or in excess of the current market price of the Company's common stock on the date of grant. The following information describes certain information relating to these warrants:

         Expiration Date            Warrants            Exercise Price

         April 2002                 75,000              4.75
         May 2002                   1,309               6.875
         May 2002                   1,333               9.00
         May 2002                   100,000             6.30
         May 2009                   1,000               7.00
         May 2009                   5,000               5.00
         June 2002                  10,000              9.50
         July 2004                  100,000             7.875
         August 2009                5,000               6.38
         September 2002             100,000             6.00
         September 2002             50,000              5.00
         September 2002             75,000              8.00

NOTE 6   COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income (loss), net of tax, are as follows:

                                                          3 months ended                6 months ended
                                                           September 30,                 September 30,
                                                        1999           1998           1999           1998
                                                    -----------    -----------    -----------    -----------
Net Loss                                            $  (634,797)   $(1,750,414)   $(2,385,789)   $(3,489,029)

Unrealized loss on available-for-sale
  securities                                        $  (187,500)   $        --    $  (187,500)   $        --
                                                    -----------    -----------    -----------    -----------

Comprehensive net loss                              $  (822,297)   $(1,750,414)   $(2,573,289)   $(3,489,029)
                                                    ===========    ===========    ===========    ===========

Unrealized losses on available-for-sale securities are the result of a net loss of $187,500 for the three and six months ended September 30, 1999 from an investment in Metro. The company received 250,000 shares of Metro's common stock in exchange for services to be provided to Metro by CSB over a five year period.

Accumulated other comprehensive loss consists of the unrealized losses on available-for-sale securities, net of tax, as presented on the accompanying consolidated balance sheets. At September 30, 1999, the unrealized loss included in accumulated other comprehensive income is a result of a $187,500 decrease in the Company's investment in Metro.

NOTE 7   CONTINGENCIES

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

NOTE 8   SUBSEQUENT EVENTS

On October 14, 1999, the Company issued 600 shares of 7% Series C Convertible Preferred Stock at $10,000 per share to a single institutional investor.

The Preferred Stock is initially convertible into the Company's common stock at a price of $7.87 per share. The Company has the right to redeem the Preferred Stock at any time, in whole or in part, at a price equal to the amount the investor would have received if the investor had then converted its shares of Preferred Stock into common stock, or, if greater, 115% of the amount paid by the investor for the Preferred Stock.

On the six-month anniversary of the date of closing, the conversion price will be reset to 95% of the average of the five lowest daily volume-weighted average prices for the Company's common stock during the ten trading days immediately preceding such anniversary date, if such price is lower than $7.87. Until the Preferred Stock is converted or redeemed, the conversion price will similarly reset on every following three-month anniversary.

In connection with this transaction, the Company also issued to its investor 60,000 warrants dated September 30, 1999, exercisable at $7.87 per share, to purchase common stock of the Company for each $1 million invested with the Company.

On October 19, 1999, the Company repaid the balance of $1,700,000 in principal plus interest due on its outstanding line of credit.

On October 27, 1999, the Company completed its acquisition of Interactive Telecom Network, Inc. and Interactive Gallery, Inc., and 90% of Card Transactions, Inc. (collectively referred to as the "IGallery Companies"). Under the terms of the Stock Purchase Agreement, New Frontier Media issued 6,000,000 shares of the Company's restricted common stock to the Sellers of the IGallery Companies. This acquisition will be accounted for as a pooling of interests.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS QUARTERLY REPORT ON FORM 10QSB AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS.

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

On February 18, 1998, the Company consummated an underwritten public offering of 1,500,000 units, each consisting of one share of common stock and one redeemable common stock warrant, raising $7,087,000 in net proceeds after underwriting fees. Simultaneous with the public offering, New Frontier Media acquired the adult satellite television assets of Fifth Dimension Communications (Barbados), Inc. and its related entities ("Fifth Dimension"). As a result of the Fifth Dimension acquisition, the Company through its wholly owned subsidiary CSB, became a leading provider of adult programming to low-powered ("C-Band") direct-to-home ("DTH") households. As of September 30, 1999, the Company had the following number of subscribers to its three C-Band networks: Extasy 58,340 True Blue 52,049, and GonzoX 45,944. In addition, Extasy is available to approximately 104,000 cable households as of September 30, 1999.

In August 1998, New Frontier Media launched TeN: the erotic network ("TeN") as a new adult network targeted specifically to cable television system operators and medium-to-high powered DTH satellite service providers (Direct Broadcast Satellite, or "DBS"). Unlike New Frontier Media's C-Band networks, TeN offers partially-edited adult programming which is intended to appeal to cable operators and DBS providers while delivering more of the editing style adult network subscribers expect to receive. As of September 30, 1999, TeN was available to approximately 3.7 million cable/DBS households.

On June 1, 1999, New Frontier Media launched Pleasure, a 24-hour adult network that incorporates the most edited standard available in the category, on EchoStar Communications Corporation's DISH Network and on cable television systems owned by a leading multiple cable television system operator ("MSO"). Pleasure competes directly with Playboy Enterprises, Inc.'s ("Playboy") adult network services (Playboy TV, Spice and Spice 2) in the most-edited adult programming category. As of September 30, 1999, Pleasure was available to approximately 3.1 million cable/DBS households.

RESULT OF OPERATIONS

                                                    3 months ended                           6 months ended
                                                     September 30,                            September 30,
                                              1999                 1998                 1999                 1998
                                           -------------------------------           -------------------------------

SALES, net                                 $4,081,814    100%   $ 2,233,331   100%   $ 7,248,320   100%   $ 4,097,274   100%

COST OF SALES                               2,573,683     63%     2,021,888    91%     5,119,624    71%     3,862,122    94%
                                           ----------           -----------          -----------          -----------
GROSS MARGIN                                1,508,131     37%       211,443     9%     2,128,696    29%       235,152     6%
                                           ----------           ----------           -----------          -----------
SELLING, GENERAL & ADMINISTRATIVE EXPENSE   1,914,458     47%     1,632,703    73%     4,115,272    57%     3,157,813    77%

AMORTIZATION OF GOODWILL                      159,022      4%       159,021     7%       317,476     4%       318,615     8%

OTHER INCOME (EXPENSE):
    Gain (loss) on trading securities           --                  (10,972)    0%         5,949     0%       (30,822)   -1%
    Interest Income                             9,781      0%         3,214     0%        23,802     0%         7,907     0%
    Interest Expense                          (79,229)    -2%       (67,577)   -3%      (111,488)   -2%       (99,638)   -2%
                                           ----------           -----------          -----------          -----------
    TOTAL OTHER INCOME (EXPENSE)              (69,448)    -2%       (75,336)   -3%       (81,737)   -1%      (122,553)   -3%
                                           ----------           -----------          -----------          -----------
    LOSS FROM CONTINUING OPERATIONS          (634,797)   -16%    (1,655,617)  -74%    (2,385,789)  -33%    (3,363,829)  -82%
                                           ----------           -----------          -----------          -----------
DISCONTINUED OPERATIONS
    Loss from operations of discontinued
      subsidiaries                              --                  (94,797)   -4%        --                 (125,200)   -3%
                                           ----------           -----------          -----------          -----------
NET LOSS                                   $ (634,797)   -16%   $(1,750,414)  -78%   $(2,385,789)  -33%   $(3,489,029)  -85%
                                           ----------           -----------          -----------          -----------
                                           ----------           -----------          -----------          -----------

NET REVENUES

Net revenues were $4,081,814 for the quarter ended September 30, 1999, an 83% increase from $2,233,331 for the quarter ended September 30, 1998. C-Band net revenue was $2,650,866 for the quarter ended September 30, 1999 compared to $2,212,807 for the quarter ended September 30, 1998, an increase of 20%. Revenues from TeN and Pleasure for the quarter ended September 30, 1999 were $1,345,370 compared to $0 for the quarter ended September 30, 1998. Revenues for the Company's cable/DBS products are responsible for approximately 33% of total net revenues for the quarter ended September 30, 1999.

Net revenues for the six months ended September 30, 1999 were $7,248,320 a 77% increase from $4,097,274 for the 6 months ended September 30, 1998. C-Band net revenue was $5,345,888 for the six months ended September 30, 1999 compared to $4,076,750 for the six months ended September 30, 1998, an increase of 31%. Additionally, revenues from the Company's cable/DBS networks, TeN and Pleasure, were $1,816,853 for the six months ended September 30, 1999, up from $0 for the six months ended September 30, 1998.

C-Band revenue increases for both the quarter ended and six months ended September 30, 1999 were due to an increase in the number of total subscribers. Total C-Band subscribers as of September 30, 1999 were 156,333, an increase of 29% from 121,024 as of September 30, 1998.

The Company historically experiences higher buy rates during the winter months. Therefore, the Company expects that its C-Band revenue will increase in future quarters of this fiscal year.

Increases in the Company's cable/DBS revenue for both the quarter ended and six months ended September 30, 1999 are a result of the successful launch of its TeN and Pleasure networks. As of September 30, 1999, TeN and Pleasure were available to approximately 6.8 million addressable households. In addition TeN is available on a monthly and annual subscription basis to DBS households via Echostar Communications Corporation's DISH Network ("DISH"). As of September 30, 1999, TeN had approximately 75,000 DISH subscribers. The Company has also begun to successfully market its Extasy network to MSO's. As of September 30, 1999, Extasy was available to approximately 104,000 addressable cable households.

The Company experienced several positive changes with respect to its distribution of Ten and Pleasure on DISH during the quarter ended September 30, 1999. With its initial launch on DISH in June 1999 Pleasure was only available on a pay-per-view ("PPV") basis to approximately 40,000 addressable DISH households. In late July 1999 Pleasure became available to all addressable DISH households (approximately 3.0 million as of September 30, 1999). This change resulted in an approximately 180% increase in monthly revenues for Pleasure.

Upon its initial launch, TeN was only available to DISH households on a monthly and annual subscription basis. As of September 1999, TeN became available to DISH households on both a subscription and PPV basis. In conjunction with the availability of TeN on a PPV basis, the Company increased the price of a monthly subscription by $5.00 during August 1999. These two changes have resulted in an approximately 110% increase in monthly revenues for TeN.

Management expects that growth in the number of addressable households will continue to increase in future periods as it aggressively promotes TeN and Pleasure to additional MSO's and DBS providers. In addition, the Company expects its cable/DBS revenues from Extasy to increase due to additional launch commitments of this network during the next quarter.

COST OF SALES

Cost of Sales were $2,573,683 for the quarter ended September 30, 1999 as compared to $2,021,888 for the quarter ended September 30, 1998, an increase of 27%. Cost of sales for the six months ended September 30, 1999 were $5,119,624 as compared to $3,862,122 for the six months ended September 30, 1998, an increase of 33%. Cost of sales consists of expenses associated with playout, uplinking, satellite transponder space, program acquisition amortization, and call center operations. The increase in cost of sales for both the quarter ended and six months ended September 30, 1999 is primarily due to the increase in program acquisition costs, uplinking, playout, and transponder space costs all associated with the addition of TeN and Pleasure. Due to the fact that approximately 70% of the Company's cost of sales are fixed in nature, management does not anticipate any significant increases in cost of sales in future periods.

GROSS MARGIN

Gross margin as a percentage of revenue was 37% for the quarter ended September 30, 1999 compared to 9% for the quarter ended September 30, 1998. Gross margin as a percentage of revenue was 29% for the six months ended September 30, 1999 compared to 6% for the six months ended September 30, 1998. This increase in gross margin as a percentage of revenue is due to the increase in both C-Band and cable/DBS revenues. For the quarter ended September 30, 1999 the C-Band gross margin as a percentage of revenue was 32% and the cable/DBS gross margin as a percentage of revenue was 42% for the same period. For the six months ended September 30, 1999 C-Band gross margin as a percentage of revenue was 35% and the cable/DBS gross margin for the same period was 11%. Due to the relatively fixed nature of its cost of goods sold and the anticipated increases in revenue, the Company expects its gross margin percentage to increase in future periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE (SGA)

The Company's SGA expenses as a percentage of revenue declined from 73% to 47% as of the quarter ended September 30, 1999 and from 77% to 57% as of the six months ended September 30, 1999. This decrease in SGA expenses as a percentage of revenue for both the quarter ended and six months ended September 30, 1999 was due primarily to a decrease in the company's advertising and promotional expenses. Advertising and promotional expenses consist of on-air barker costs, print advertising, sales commissions, expenses incurred with respect to trade shows, travel, and meals/entertainment expenses. The decrease in these costs is attributable to a decline in the Company's transponder and uplinking costs for its on-air barker, as well as to a decline in print advertising. Print advertising costs were higher during the quarter ended and six months ended September 30, 1998 as the Company was aggressively promoting its launch of TeN during this period.

In future periods, the Company expects to see its advertising and promotional expenses increase as a percentage of revenue due to the airing of a second barker during the winter months to promote its C-Band networks, the anticipated aggressive promotion of its networks on DISH, the promotion of its Broadband product which is in development at this time, and the increase in expenses associated with attending trade shows.

GOODWILL AMORTIZATION

As part of the February 1998 acquisition of Fifth Dimension the Company recorded goodwill in the amount of $6,360,891 which is being amortized over 120 months.

OTHER EXPENSE

Net total other expenses were $69,448 for the quarter ended September 30, 1999 compared to $75,336 for the quarter ended September 30, 1998, a decrease of 8%. Net total other expenses were $81,737 for the six months ended September 30, 1999 compared to $122,553 for the six months ended September 30, 1998. Net total other expense consist of interest expense, interest income, and gain/loss on trading securities. The decrease is primarily due to the Company incurring a gain on its trading securities of $5,949 during the six months ended September 30, 1999 compared to a loss on trading securities of ($30,822) for the six months ended September 30, 1998, as well as to increase in interest income earned during the six months ended September 30, 1999 on the Company's cash balances.

The Company expects to experience an increase in its interest expense in future periods due to the issuance of its 7% Series C Preferred Stock as discussed above in the footnotes to the financial statements. In addition, the Company expects to experience in increase in its interest income in future periods due to the maintenance of higher cash balances.

LOSS FROM OPERATIONS OF DISCONTINUED SUBSIDIARIES

Loss from operations of discontinued subsidiaries was $0 for the quarter ended September 30, 1999 compared with a loss of $94,797 for the quarter ended September 30, 1998. Loss from operations of discontinued subsidiaries was $0 for the six months ended September 30, 1999 compared to a loss of $125,200 for the six months ended September 30, 1998. As of March 31, 1999, the Company had discontinued the operations of its operating subsidiary, David. As of March 31, 1998, New Frontier Media had formalized its plan to discontinue operations of its operating subsidiaries Fuzzy and BIG. On June 26, 1998, the Company finalized its sale of its 70% interest in BIG.

NET LOSS

The Company recorded a net loss from operations of $634,797 for the quarter ended September 30, 1999 compared to $1,750,414 for the quarter ended September 30, 1998. The Company recorded a net loss from operations of $2,385,789 for the six months ended September 30, 1999 down from a loss of $3,489,029 for the six months ended September 30, 1998. Management expects that the Company will be profitable in future periods due to the merger on October 27, 1999 with the IGallery Companies, which will be accounted for as a pooling of interests.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999 the Company had cash and cash equivalents of $3,839,316. The Company has primarily financed its operations for the six months ended September 30, 1999 through a line of credit and the exercise of its publicly traded warrants. As of September 30, 1999 the Company had available an additional $300,000 of its $2,000,000 line of credit.

For the six months ended September 30, 1999 and 1998 cash used in operating activities was $3,971,055 and $1,730,781, respectively. The increase in cash used in operating activities is primarily due to a net loss of $2,385,788, an increase in accounts receivable of $1,192,648 related to an increase in the Company's cable/DBS revenue, an increase in prepaid distribution rights of $907,340 related to the purchase of the Company's license agreements for its content, and a decrease in accounts payable of $938,375 related to a decrease in days in accounts payable.

Cash provided by (used in) investing activities was ($446,431) for the six months ended September 30, 1999 compared to $246,545 for the six months ended September 30, 1998. This use of cash for the six months ended September 30, 1999 is primarily due to capital expenditures related to purchases of furniture, computers, additions made to the trade show booth, and purchases of receiver/decoder equipment.

For the six months ended September 30, 1999 and 1998 net cash provided by financing activities was $5,520,617 and $1,633,982, respectively. This increase in net cash from financing activities is due primarily to the Company's use of $1,700,000 of its $2,000,000 line of credit as well as the net proceeds received from the exercise of its publicly traded warrants.

The Company's material commitments include the repayment of its line of credit due in October 1999 and the payments required under its operating and capital lease agreements.

The Company anticipates that capital expenditures will increase during future periods with respect to the following planned investments: 1) The Company has plans to expand its Colorado-based Broadcast Playout Operations facility, at an estimated cost of $1.5 million, to accommodate the broadcast of its three C-Band networks which are currently played-out in Ottawa, Canada; 2) The Company will purchase approximately $400,000 of receiver/decoder equipment as additional cable carriage is obtained for its TeN, Pleasure and Extasy networks during the next 12 months.

As discussed above, the Company issued 600 shares of 7% Series C Convertible Preferred Stock at $10,000 per share to a single institutional investor on October 14, 1999. The interest due on this stock is payable in either shares of the Company's common stock or cash. The Company anticipates paying this interest with shares of its common stock.

Per the terms of the agreement, the Preferred Stock may be redeemed in cash by the Holder upon the occurrence of the following triggering events: 1) failure of an underlying shares registration statement to be declared effective by the Commission on or prior to the 180th day after the issue date; 2) lapsing of the effectiveness of the underlying shares registration statement for more than three trading days; 3) failure of the Company's Common Stock to be listed for trading on the NASDAQ or on a subsequent market or the suspension of the Common Stock from trading on the NASDAQ or on a subsequent market for more than three trading days; 4) failure of the Company to deliver certificates representing the underlying shares issuable upon a conversion within ten days of a Conversion Date; 5) the Company is a party to any Change of Control transaction as defined in the agreement; 6) failure to cure a breach of any material term of the agreement within the time frame specified in the agreement; 7) failure to pay in full the amount of cash due pursuant to a Buy-In within seven days after notice is delivered; 8) the Company fails to have available a sufficient number of authorized and unreserved shares of Common stock to issue upon a conversion; 9) the Company fails to obtain shareholder approval of the IGallery Companies acquisition; and 10) failure of the Company to execute a lock-up agreement with each recipient of the shares of Common Stock received as consideration for the IGallery Companies acquisition.

If the Company were required to redeem the Series C Preferred Stock its liquidity and capital resources would be significantly and adversely affected.

Due both to the subsequent issuance of its Series C Preferred Stock and the acquisition of the IGallery Companies, New Frontier Media believes that its existing cash and cash generated from operations will be sufficient to satisfy its short term and long term operating requirements.

By letter dated August 20, 1999, the Company has been informed that the Nasdaq Listing and Hearing and Review Council has called for review of the Nasdaq Listing Qualifications Panel's decision of July 7, 1999 to continue the listing of the shares of the Company's common stock on the Nasdaq SmallCap Market, to determine "whether the Panel's decision...was appropriate given that the Panel found that the Company had twice violated the shareholder approval requirement and that the Company had not remedied the violations."

The two transactions at issue involved the issuance and sale of securities authorized by the Board of Directors at prices less than market value and each exceeding 20% of the outstanding shares prior to the issuance and sale. The two transactions were approved by the Board of Directors and did not require shareholder approval under Colorado law.

At the time of the transactions, in view of the time constraints then involved, the Company determined to follow an informal procedure recommended by special Nasdaq counsel of obtaining documentation from a relatively few, large shareholders that these holders of a majority of its outstanding shares would have approved the two transactions if their proxies had been solicited. The Nasdaq staff subsequently objected to the use of this informal procedure indicating, among other things, that the Company should have given prior notice of its use of the procedure to the Company's stockholders.

On October 5, 1999, the Company made a written submission urging the Council to affirm the Panel's determination to continue the listing of the Company's shares. On October 27, 1999, in excess of 90 percent of the shares represented in person or by proxy at the Company's Annual Meeting of Shareholders were voted in favor of the ratification of the two transactions at issue.

In a further effort to demonstrate the Company's commitment to future compliance with applicable Nasdaq listing requirements, the Company's Board of Directors has formed a special committee of its independent directors, called the Nasdaq Compliance Committee. This Committee will review all future corporate transactions to assure their compliance with Nasdaq listing requirements. For assistance in this regard, the Committee has retained Harvey L. Pitt, former General Counsel of the Securities and Exchange Commission, and now a partner at the law firm of Fried, Frank, Harris, Shriver & Jacobson in Washington, D.C. In addition, the Company has resolved to consult with the staff of the Nasdaq Stock Market, Inc. in the event that the Company proposes to act contrary to the advice of the Special Committee's legal counsel on any of these matters.

While the Company has urged the Council to affirm the Panel's determination to continue the listing of its shares, there can be no assurance as to what action the Council will decide to take. In the event the Company's shares of common stock were to be delisted from the Nasdaq SmallCap Market, the Company's liquidity and capital resources would be materially and adversely affected as the Company's future access to the capital markets would be significantly impaired. In addition, upon any such delisting, the holder of the Company's 7% Series C convertible preferred stock would have the right to require the redemption of its $6 million investment in the Company.

The Company is a defendant in a lawsuit filed on January 25, 1999, in which the plaintiff seeks to enforce an alleged agreement by the Company to convey to the plaintiff a 70% equity interest in the Company. The plaintiff is also seeking $10 million in liquidated damages and/or unspecified damages. The Company disputes that there exist a binding and enforceable agreement to transfer any equity interest in New Frontier Media to the plaintiff and filed on February 10, 1999 a motion for partial summary judgement directed to this issue. To date, the court has neither ruled on nor set the Company's motion for a hearing. The company will continue to vigorously defend itself against the plaintiff's claims. The loss, if any, cannot be estimated at the present time.

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

New Frontier Media is currently evaluating less critical systems, such as desktop applications, with plans for all systems to be in compliance by December 31, 1999. New Frontier Media is also reviewing its non-information technology systems to determine the extent of any modifications and believe that there will be minimal changes necessary for compliance. Although New Frontier Media is still quantifying the impact, the current estimate of the total costs associated with the required modifications and conversions are expected to be slightly in excess of $35,000, of which approximately $15,000 was expensed in fiscal year 1999. No additional expenditures were incurred during the quarter ended September 30, 1999. New Frontier Media expenses these costs as it incurs them.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company previously reported the legal proceeding in process with Scott Wussow as part of its filing of Form 10QSB for the period ended June 30, 1999 and as such it is incorporated herein by reference.

On August 3, 1999 the Company filed a lawsuit in District Court for the City and County of Denver, (Colorado Satellite Broadcasting, Inc. vs. Pleasure Licensing LLC, et al. Case No. 99 CV 4652) against Pleasure Licensing L.L.C and Pleasure Productions Inc. alleging, breach of contract, breach of express and implied warranty, breach of implied warrant of fitness for a particular purpose and declaratory judgement for the return of 700,000 New Frontier Media shares and warrants for another 700,000 New Frontier Media shares issued to such entities. Defendants removed the Denver District Court action to Federal District Court Colorado, (Case No. 99 WM 1753) and have filed their first amended answer, affirmative defenses and counter claims against the Company and are seeking damages in excess of $700,000. The Company intends to vigorously pursue its rights against Pleasure Licensing L.L.C and Pleasure Productions Inc. and to vigorously defend against the counterclaims filed against it. The Company believes that Pleasure has breached its license agreement with the Company by, among other things, failing to deliver to the Company 4,000 beta masters for the films licensed by it as required by the agreement and delivering to the Company as "New Releases" films that were produced as early as 1997.

On August 23, 1999, Generation Capital Associates ("GCA") and Greenwood Partners filed a motion for a temporary restraining order and preliminary injunction in Federal District Court, New York (File No. 99 Civ. 9099 (WK) seeking to enjoin the Company's redemption of its publicly outstanding warrants. The Company filed a response to this action and on August 31, 1999 the court issued an order denying GCA and Greenwood Partner's motion for a temporary restraining order and a preliminary injunction. The case is now continuing as a damages action by GCA and Greenwood Partners against the Company in the amount of $4.00 per warrant held by them, or approximately $1 million. The Company intends to vigorously defend this action and has moved for the action to be transferred to Colorado.

On or about September 17, 1999, the Company filed a complaint seeking a declaratory judgment in the District Court for Arapahoe County, (New Frontier Media, Inc. v. Khan et al. Case No. 99 CV 3239) seeking to confirm that it was not obliged to issue warrants to purchase 250,000 shares of its common stock to EBI Securities, Inc. (formerly known as Cohig & Assoc.), under a consulting agreement with EBI Securities, Inc. ("EBI") which was terminated by the Company in June 1998. Separately, the person who introduced the Company to EBI, instituted an action in the United States District Court, Central District of California, (Kahn vs. New Frontier Media, Inc. et al., Case No. CV 99-09730 R[RZx]), seeking to require the Company to issue 90% of the subject warrants to him, alleging that, under a separate agreement allegedly entered into by him with EBI, he was entitled to 90% of any compensation received by EBI under its consulting agreement with the Company. The Company intends to vigorously defend itself against this action insofar as, among other things, it did not issue any warrants to EBI, EBI did not perform any services for the Company, EBI has not demanded these warrants from the Company and the Company never agreed to issue any warrants to Kahn.

The Company's subsidiary, CSB, was recently named in a lawsuit brought by Image Entertainment, Inc. in 1997 to enforce two promissory notes, dated December 31, 1990, in the principal amount of $3,528,600 issued by LEI Partners, L.P, a laser disc home video distribution company in which Mark Kreloff, a director of the Company, had an ownership interest. Neither CSB nor the Company was in existence at the time these notes were executed. In fact, CSB did not commence operations until February 1998, and the Company did not commence operations until July 1995. The Company intends to vigorously defend against this lawsuit which it considers to be frivolous. While LEI has advised the Company that it believes that it has meritorious defenses to Image's claim, even if LEI is not successful in this lawsuit, the Company believes that it can not in any way be held liable to Image under LEI's December 31, 1990 note.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) Reports on Form 8-K

    The Company did not file any Form 8-K Reports during this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                             NEW FRONTIER MEDIA, INC.

                                             /s/ Karyn L. Miller
                                             ------------------------
                                             Karyn L. Miller
                                             Chief Financial Officer (Principal
                                             Accounting Officer)