Form 10-Q
period 1999-12-31
NEW FRONTIER MEDIA INC /CO/
filed 2000-02-09
CIK 847383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                  FORM 10 -QSB

/X/ Quarterly report under section 13 or 15(d) of the Securities and Exchange Act of 1934.

      For the quarterly period ended December 31, 1999

/ /   Transition Report under Section 13 or 15(d) of the Exchange Act.

      For the transition period from __________________ to __________________

                                   000-23697
                            (Commission file number)

                            NEW FRONTIER MEDIA, INC.
       (Exact name of small business issuer as specified in its charter)

                   Colorado                                    84-1084061
       (State or other jurisdiction of                      (I.R.S. Employer
        Incorporation or organization)                   Identification Number)

                5435 Airport Blvd., Suite 100, Boulder, Co 80301

                    (Address of principal executive offices)

                                 (303) 444-0900
                          (Issuer's telephone number)

   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes /X/   No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 1999: 19,684,698 shares of Common Stock

Transitional Small Business Disclosure Format (check one): Yes / /   No /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-QSB
                            NEW FRONTIER MEDIA, INC.
                                     Index

                                                                                    PAGE
                                                                                   NUMBER
                                                                                  --------------
     PART I. FINANCIAL INFORMATION
     Item 1. Financial Statements
              Consolidated Balance Sheet at December 31, 1999..................         3-4
              Consolidated Statements of Operations for the three and nine
                months ended December 31, 1999 and December 31, 1998...........           5
              Consolidated Statements of Cash Flows for the nine months ended
                December 31, 1999 and December 31, 1998........................           6
              Notes to Consolidated Financial Statements.......................           7
     Item 2. Management's Discussion and Analysis or Plan of Operation.........          12

     PART II. OTHER INFORMATION
     Item 1.  Legal Proceedings................................................          20
     Item 4.  Submission of Matters to a Vote of Security Holders..............          20
     Item 6.  Exhibits and Reports on Form 8-K.................................          21

     SIGNATURES................................................................          22

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999
                                   (IN 000S)
                                  (UNAUDITED)

                                     ASSETS

          CURRENT ASSETS
            Cash.......................................................     $ 5,711
            Accounts receivable........................................       3,089
            Prepaid distribution rights................................       1,434
            Prepaid expenses...........................................         889
            Other......................................................         486
                                                                            -------
                 Total current assets..................................      11,609
                                                                            -------
          FURNITURE AND EQUIPMENT
            Furniture and equipment, cost..............................      11,374
            Less: Accumulated depreciation.............................      (3,133)
                                                                            -------
                 Net Furniture and equipment...........................       8,241
          OTHER ASSETS
            Goodwill, net of accumulated amortization of $1,186........       5,175
            Prepaid distribution rights................................       6,485
            Other......................................................         694
            Available for Sale Securities..............................         107
                                                                            -------
                 Total other assets....................................      12,461
                                                                            -------
          TOTAL ASSETS.................................................     $32,311
                                                                            =======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (CONTINUED)
                               DECEMBER 31, 1999
                                   (IN 000S)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES
            Accounts payable..........................................     $  1,345
            Current Portion of capital lease obligations..............          825
            Deferred revenue..........................................        4,060
            Other accrued liabilities.................................        1,973
            Reserve for chargebacks/credits...........................          183
                                                                           --------
                 Total current liabilities............................        8,386
                                                                           --------
            Obligations under capital leases..........................        1,090
            Due to related parties....................................          822
            Note to related party.....................................          809
            Series C Preferred Stock..................................        6,000
            Other.....................................................           62
                                                                           --------
                 Total liabilities....................................       17,169
                                                                           --------

          COMMITMENTS AND CONTINGENCIES
          STOCKHOLDERS' EQUITY
            Preferred stock, $.10 par value
                 5,000,000 shares authorized
                 0 shares issued and outstanding......................           --
            Common stock, $.0001 par value
                 50,000,000 shares authorized
                 19,684,698 shares issued and outstanding.............            2
            Additional paid-in capital................................       31,613
            Other Comprehensive Income................................         (518)
            Minority Interest.........................................          (27)
            Accumulated deficit.......................................      (15,928)
                                                                           --------
                 Total stockholders' equity...........................       15,142
                                                                           --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................     $ 32,311
                                                                           ========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS AND NINE MONTHS
                        ENDED DECEMBER 31, 1999 AND 1998
                       (IN 000S EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   3 MONTHS ENDED                9 MONTHS ENDED
                                                    DECEMBER 31                   DECEMBER 31
                                                --------------------          --------------------
                                                 1999         1998             1999         1998
                                                -------      -------          -------      -------
SALES, NET..................................    $12,240      $ 9,350          $34,108      $21,782
COST OF SALES...............................      6,287        5,752           18,910       14,668
                                                -------      -------          -------      -------
GROSS MARGIN................................      5,953        3,598           15,198        7,114
                                                -------      -------          -------      -------
OPERATING EXPENSES
     Occupancy and equipment................        576          332            1,440          911
     Legal and Professional.................        681          238            1,337          392
     Advertising and promotion..............      1,810        1,466            4,850        4,258
     Salaries, wages and benefits...........      1,790        1,026            4,882        2,562
     Communications.........................        105           64              311          174
     General and administrative.............        456          299            1,373          799
     Goodwill amortization..................        159          159              476          477
     Consulting.............................        193          200              688          419
                                                -------      -------          -------      -------
     TOTAL OPERATING EXPENSES...............      5,770        3,784           15,357        9,992
                                                -------      -------          -------      -------
OTHER INCOME (EXPENSE):
     Gain (Loss) on trading securities......         --           --                6          (31)
     Interest Income........................         68            8              117           16
     Interest Expense.......................       (190)        (103)            (487)        (273)
                                                -------      -------          -------      -------
     TOTAL OTHER INCOME (EXPENSE)...........       (122)         (95)            (364)        (288)
                                                -------      -------          -------      -------
     LOSS FROM CONTINUING OPERATIONS........         61         (281)            (523)      (3,166)
                                                -------      -------          -------      -------
DISCONTINUED OPERATIONS
     Loss from operations of discontinued
     subsidiaries...........................         --           (3)              --         (129)
                                                -------      -------          -------      -------
NET INCOME (LOSS) BEFORE MINORITY
  INTEREST..................................         61         (284)            (523)      (3,295)
     Minority interest in loss of
     subsidiary.............................          4           --               16           --
                                                -------      -------          -------      -------
NET INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES..............................         65         (284)            (507)      (3,295)
     Provision for income taxes.............         (3)          10               --           12
                                                -------      -------          -------      -------
NET INCOME (LOSS)...........................    $    68      $  (294)         $  (507)     $(3,307)
                                                =======      =======          =======      =======
BASIC LOSS PER SHARE........................    $  0.00      $ (0.02)         $ (0.03)     $ (0.26)
                                                =======      =======          =======      =======
DILUTED LOSS PER SHARE......................    $  0.00      $ (0.02)         $ (0.03)     $ (0.26)
                                                =======      =======          =======      =======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (IN 000S)
                                  (UNAUDITED)

                                                                           1999         1998
                                                                          -------      -------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Loss.............................................................   $  (507)     $(3,307)
  Adjustments to reconcile net loss to net cash used in operating activities
          Depreciation and Amortization................................     2,936        1,433
          Increase (decrease) in accounts payable......................    (1,154)         826
          (Increase) decrease in accounts receivable...................    (2,044)        (272)
          (Gain) Loss on sale of trading securities....................        (6)          31
          (Increase) decrease in prepaid distribution rights...........    (1,763)        (981)
          Increase (decrease) in deferred revenue......................      (208)       1,498
          Increase (decrease) in other accrued liabilities.............       590          576
          Increase (decrease) in reserve for chargebacks...............      (515)         329
          Increase (decrease) in royalties payable.....................        (4)           8
          (Increase) decrease in accrued guaranteed payments...........        (1)         151
          (Increase) decrease in other assets..........................       320         (386)
          (Increase) decrease in accrued disposal costs................        --         (427)
          Minority interest in loss of subsidiary......................       (15)          --
          Stock issued for services....................................        23           --
                                                                          -------      -------
          Net cash used in operating activities........................    (2,348)        (521)
                                                                          -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture & equipment...................................    (4,410)        (664)
  Repayment of note receivable -- related party........................        --           38
  Proceeds from sale of trading securities.............................        56          153
  Purchase of trading securities.......................................        --          (88)
  Redemption of certificates of deposit................................        --          250
  Other................................................................        --          (72)
                                                                          -------      -------
          Net cash used in investing activities........................    (4,354)        (383)
                                                                          -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on capital lease obligations................................      (628)        (287)
  Increase (decrease) in borrowings from related parties...............        85          527
  Distribution to shareholders.........................................      (836)      (2,208)
  (Increase) decrease in debt offering costs...........................      (168)          --
  Increase in notes payable............................................        --          675
  Issuance of convertible debentures, net of offering costs............        --        1,647
  Issuance of Series C Preferred Stock.................................     6,000           --
  Issuance of common stock.............................................     3,940           --
                                                                          -------      -------
          Net cash provided by financing activities....................     8,393          354
                                                                          -------      -------
               Net increase (decrease) in cash.........................     1,691         (550)
Cash, beginning of period..............................................     4,020        1,946
                                                                          -------      -------
Cash, end of period....................................................   $ 5,711      $ 1,396
                                                                          =======      =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ITEMS:
Interest Paid..........................................................   $   297      $    94
Income Taxes Paid......................................................        --      $    13
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of Equipment via capital lease obligations....................   $   736      $   313
Common stock issued for prepaid distribution right license agreement...   $ 3,938           --
Receipt of available for sale securities in exchange for services to be
  provided over a five year period.....................................   $   625           --
Common stock issued in legal settlement................................   $    23           --

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION

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

ORGANIZATION, CONSOLIDATION AND BUSINESS

The accompanying unaudited consolidated financial statements include the accounts of New Frontier Media, Inc. ("the Company" or "New Frontier Media") and its wholly owned subsidiaries Colorado Satellite Broadcasting, Inc. ("CSB"), Boulder Interactive Group ("BIG"), Fuzzy Entertainment, Inc. ("Fuzzy"), David Entertainment, Inc. ("David"), Interactive Telecom Network, Inc. ("ITN"), Interactive Gallery, Inc. ("IGI") and 90% of Card Transactions, Inc. ("CTI"). The Company sold its 70% interest in BIG in June 1998, discontinued the operations of Fuzzy during the year ended March 31, 1998, and discontinued the operations of David during the year ended March 31, 1999. In addition, on October 27, 1999, the Company completed its acquisition of 100% of ITN and IGI and 90% of CTI. These acquisitions have been accounted for in the accompanying financial statements as a pooling of interests.

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

EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method and the effect of convertible preferred stock using the "if-converted" method.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

The components of basic and diluted earnings per share are as follows:

                                       EARNINGS PER SHARE
                            (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                   3 MONTHS ENDED               9 MONTHS ENDED
                                                    DECEMBER 31,                 DECEMBER 31,
                                                 -------------------         --------------------
                                                  1999         1998           1999         1998
                                                 -------      ------         -------      -------
Net income available for common
shareholders.................................    $    68      $ (294)        $  (507)     $(3,307)
                                                 =======      ======         =======      =======
Average outstanding shares of common stock...     17,904      12,575          14,486       12,553
Dilutive effect of:
     Warrants................................      1,243          --              --           --
     Employee Stock Options..................        439          --              --           --
     Convertible preferred stock.............         --          --              --           --
                                                 -------      ------         -------      -------
Common stock and common stock equivalents....     19,586      12,575          14,486       12,553
                                                 =======      ======         =======      =======
Earnings per share:
     Basic...................................    $  0.00      $(0.02)        $ (0.03)     $ (0.26)
                                                 =======      ======         =======      =======
     Diluted.................................    $  0.00      $(0.02)        $ (0.03)     $ (0.26)
                                                 =======      ======         =======      =======

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2 -- SHAREHOLDERS' EQUITY

In May of 1999, the remaining 40,000 warrants of a total of 175,000 warrants to purchase common stock in the Company at $3.4785 per share were exercised by previous debenture holders.

In July 1999, New Frontier Media issued 500,000 shares of its common stock to Metro Global Media, Inc. ("Metro") at $7.875 per share as consideration in obtaining a license agreement for the rights to distribute the entity's 3,000 title adult film and video library and multi-million still image archive. In addition, the Company issued 100,000 warrants to purchase its common stock at an exercise price equal to the market value of the stock on the date the warrants were issued.

In August 1999, the Company raised $3,901,177 less redemption costs of $43,749 through the exercise of 600,181 of its 1,500,000 publicly traded warrants to purchase common stock. These warrants had been called by the Company in June 1999 with a redemption date of August 13, 1999. The remaining 886,619 warrants were redeemed at $.05 per share.

On October 27, 1999, the Company completed its acquisition of ITN and IGI and 90% of CTI. Under the terms of the Stock Purchase Agreement, New Frontier Media issued 6,000,000 shares of the Company's restricted common stock to the Sellers of the companies. This acquisition has been accounted for as a pooling of interests.

In October 1999, the Company issued 5,000 shares of its common stock as part of a settlement of a lawsuit to which it was a party.

NOTE 3 -- LICENSE AGREEMENT

As discussed above in Note 2, New Frontier Media executed a definitive license agreement to acquire exclusive rights to Metro's 3,000 title adult film and video library and multi-million still image archive for a period of seven years with renewal provisions. In addition, the Company entered into a multi-

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
year production agreement with Metro which calls for the delivery of at least three new adult feature titles per month over the next five years.

NOTE 4 -- STOCK OPTIONS AND WARRANTS

The Company granted options and warrants to employees, consultants and unrelated third parties for services provided allowing them to purchase common stock of New Frontier Media at a price equal to or in excess of the current market price of the Company's common stock on the date of grant. The following information describes certain information relating to these warrants:

                                                                                EXERCISE
                          EXPIRATION DATE                        WARRANTS        PRICE
        ----------------------------------------------------     --------       ---------
        April 2002..........................................       75,000          4.75
        May 2002............................................        1,309          6.875
        May 2002............................................        1,333          9.00
        May 2002............................................      100,000          6.30
        June 2002...........................................       10,000          9.50
        July 2004...........................................      100,000          7.875
        September 2002......................................      100,000          6.00
        September 2002......................................       75,000          8.00
        September 2004......................................      360,000          7.87
        October 2002........................................       25,000          7.87
        October 2009........................................       30,000          6.90
        October 2009........................................       50,000          5.85
        October 2009........................................       25,000          7.31
        October 2002........................................       25,000          5.00
        October 2009........................................       12,000          5.00
        November 2002.......................................       50,000          6.50
        December 2002.......................................       50,000          4.50

Additionally, the Company's shareholders voted to approve the Company's 1999 Incentive Stock Option Plan. This plan reserves 1,500,000 shares of the Company's common stock for Options to be awarded to employees, officers and directors of the Company. The exercise price of options granted under the plan may not be less than 100% of the fair market value of the shares on the date an option is granted. As of December 31, 1999, the Company had granted 1,300,000 Options from the Plan.

NOTE 5 -- SERIES C CONVERTIBLE PREFERRED STOCK

On October 14, 1999, the Company issued 600 shares of 7% Series C Convertible Preferred Stock at $10,000 per share to a single institutional investor.

The Preferred Stock is initially convertible into the Company's common stock at a price of $7.87 per share which was equal to 140% of the market price of the Company's stock at the closing date of the transaction. The Company has the right to redeem the Preferred Stock at any time, in whole or in part, at a price equal to the amount the investor would have received if the investor had then converted its shares of Preferred Stock into common stock, or, if greater, 115% of the amount paid by the investor for the Preferred Stock.

On the six-month anniversary of the date of closing, the conversion price will be reset to 95% of the average of the five lowest daily volume-weighted average prices for the Company's common stock during the ten trading days immediately preceding such anniversary date, if such price is lower than

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)
$7.87. Until the Preferred Stock is converted or redeemed, the conversion price will similarly reset on every following three-month anniversary.

In connection with this transaction, the Company also issued to its investor 60,000 warrants dated September 30, 1999, exercisable at $7.87 per share, to purchase common stock of the Company for each $1 million invested with the Company.

NOTE 6 -- COMPREHENSIVE INCOME/(LOSS)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                   3 MONTHS ENDED               9 MONTHS ENDED
                                                    DECEMBER 31,                 DECEMBER 31,
                                                 -------------------         --------------------
                                                  1999         1998           1999         1998
                                                 -------      ------         -------      -------
Net Income/(Loss)............................    $    68      $ (294)        $  (507)     $(3,307)
Unrealized loss on available-for-sale
securities...................................    $  (518)     $   --         $  (518)     $    --
                                                 -------      ------         -------      -------
Comprehensive net loss.......................    $  (450)     $ (294)        $(1,025)     $(3,307)
                                                 =======      ======         =======      =======

Accumulated other comprehensive loss consists of the unrealized losses on available-for-sale securities, net of tax, as presented on the accompanying consolidated balance sheets. The Company received 250,000 shares of Metro's common stock in exchange for services to be provided to Metro by CSB over a five-year period. At December 31, 1999, the unrealized loss included in accumulated other comprehensive income is a result of a $517,500 decrease in the market value of these shares.

NOTE 7 -- ACQUISITIONS

On October 27, 1999, the Company acquired ITN, IGI, and 90% of CTI. ITN is a leading Internet technology and e-commerce company that provides turnkey Internet software engineering, bandwidth, merchant account management, and credit card processing. IGI is a leading aggregator and reseller of adult content via the Internet. CTI does not currently have substantial business operations but is intended to be developed over the next year into a merchant account processing company marketed to Internet companies. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 6,000,000 shares of restricted common stock for all of the outstanding stock in ITN and IGI and 90% of the outstanding stock of CTI.

NOTE 8 -- RELATED PARTIES TRANSACTIONS

Amounts due to related parties for the period ended December 31, 1999 is $821,828. This amount due is non-interest bearing. The related party note payable for the period ended December 31, 1999, is $809,000. This note and related interest is payable in 2001. Interest is calculated at prime rate.

NOTE 9 -- CONTINGENCIES

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 10 -- SEGMENT INFORMATION

The following tables represent financial information by reportable segment (in thousands):

                                                    (UNAUDITED)                  (UNAUDITED)
                                                   QUARTER ENDED              NINE MONTHS ENDED
                                                    DECEMBER 31,                DECEMBER 31,
                                                --------------------         -------------------
                                                 1999         1998            1999         1998
                                                -------      -------         -------      ------
NET REVENUE
Subscription/Pay-Per-View TV................      4,619        3,456          11,844       7,533
Internet....................................      7,431        5,791          21,567      14,033
Processing..................................        168          103             653         196
Corporate...................................         22           --              44          20
                                                -------      -------         -------      ------
     Total..................................     12,240        9,350          34,108      21,782
                                                =======      =======         =======      ======
INCOME (LOSS) FROM CONTINUING OPERATIONS
Subscription/Pay-Per-View TV................       (295)        (505)         (2,179)     (3,558)
Internet....................................      1,475          422           3,206         676
Processing..................................       (294)          70            (114)        294
Corporate...................................       (825)        (268)         (1,436)       (578)
                                                -------      -------         -------      ------
     Total..................................         61         (281)           (523)     (3,166)
                                                =======      =======         =======      ======

                                                (UNAUDITED)
                                                DECEMBER 31,     MARCH 31,
                                                   1999            1999
                                                ------------     ---------
IDENTIFIABLE ASSETS
Subscription/Pay-Per-View TV.................       20,266         15,746
Internet.....................................        8,134          3,836
Processing...................................        4,208          3,980
Corporate....................................       23,423         10,546
Eliminations.................................      (23,720)       (13,344)
                                                  --------        -------
     Total...................................       32,311         20,764
                                                  ========        =======

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

OVERVIEW

New Frontier Media was originally incorporated in the State of Colorado on February 23, 1988. The Company was engaged in the reference CD-ROM publishing business through its 70% ownership of BIG and in the distribution of adult feature films in the digital versatile disc ("DVD") format through its wholly owned subsidiary David. New Frontier sold its 70% interest in BIG in June 1998. In addition, the Company discontinued the operations of David during its fiscal year ended March 31, 1999.

On February 18, 1998, the Company consummated an underwritten public offering of 1,500,000 units, each consisting of one share of common stock and one redeemable common stock warrant, raising $7,087,000 in net proceeds after underwriting fees. Simultaneous with the public offering, New Frontier Media acquired the adult satellite television assets of Fifth Dimension Communications (Barbados), Inc. and its related entities ("Fifth Dimension"). As a result of the Fifth Dimension acquisition, the Company through its wholly owned subsidiary CSB, became a leading provider of adult programming to low-powered ("C-Band") direct-to-home ("DTH") households. As of December 31, 1999, the Company had the following number of subscriptions to its three C-Band networks: Extasy 57,232, True Blue 52,675, and GonzoX 47,272.

In August 1998, New Frontier Media launched TeN: The Erotic Network ("TeN") as a new adult network targeted specifically to cable television system operators and medium-to-high powered DTH satellite service providers (Direct Broadcast Satellite, or "DBS"). Unlike New Frontier Media's C-Band networks, TeN offers partially-edited adult programming which is intended to appeal to cable operators and DBS providers while delivering more of the content elements adult video consumers expect to receive. As of December 31, 1999, TeN was available to approximately 4.4 million cable/ DBS households.

On June 1, 1999, New Frontier Media launched Pleasure, a 24-hour adult network that incorporates the most edited standard available in the category, on EchoStar Communications Corporation's DISH Network and on Time Warner's West Valley Region Cable Systems. Pleasure competes directly with Playboy Enterprises, Inc.'s ("Playboy") adult network services (Playboy TV, Spice and Spice 2) in the most-edited adult programming category. As of December 31, 1999, Pleasure was available to approximately 3.5 million cable/DBS households.

On October 27, 1999, the Company completed its acquisition of ITN, IGI and 90% of CTI. Under the terms of the acquisition, which was accounted for in the accompanying financial statements as a pooling of interests, the Company exchanged 6,000,000 shares of restricted common stock for all of the outstanding stock in ITN and IGI and 90% of CTI.

ITN is a leading Internet technology and e-commerce company that provides turnkey Internet software engineering, bandwidth, merchant account management, and credit card processing. ITN provides the following Internet technology functions: dedicated Internet access, web hosting, co-location services, systems and network integration, web site management, web development, and streaming media products.

IGI is a leading aggregator and reseller of adult content via the Internet. IGI aggregates adult-recorded video, live feed video and still photography from third-party adult content studios and distributes via its subscriber membership websites and Internet Pay-Per-View feeds. In addition, IGI resells its aggregated content to third-party web masters ("flat rate feed" revenue) and resells its Internet traffic that does not convert into memberships ("sale of traffic" revenue). IGI maintains a consumer membership base of over 100,000 monthly revenue generating consumer subscribers to its owned and operated websites.

CTI has no substantial business operations at this time. The Company intends to develop CTI into a merchant account processing company marketed to Internet companies.

RESULTS OF OPERATIONS

                                                           (UNAUDITED)            (UNAUDITED)
                                                          (IN MILLIONS)          (IN MILLIONS)
                                                          QUARTER ENDED        NINE MONTHS ENDED
                                                          DECEMBER 31,            DECEMBER 31,
                                                        -----------------      ------------------
                                                         1999       1998        1999        1998
                                                        ------      -----      ------      ------
NET REVENUE
Subscription/Pay-Per-View TV:
     Cable/DBS.....................................        2.0        0.2         3.8         0.2
     C-Band........................................        2.6        3.3*        8.0         7.3
Internet
     Subscriber Membership.........................        5.5        4.7        16.8        10.7
     Flat Rate Feeds/Sale of Traffic...............        1.8        0.5         4.3         1.4
     Internet Pay-Per-View.........................        0.1        0.5         0.5         2.0
Processing.........................................        0.2        0.1         0.7         0.2
Corporate..........................................         --         --          --          --
                                                        ------      -----      ------      ------
     Total.........................................       12.2        9.3        34.1        21.8
                                                        ======      =====      ======      ======
COST OF SALES
Subscription/Pay-Per-View TV.......................        2.7        2.1         7.8         6.0
Internet...........................................        3.6        3.6        11.1         8.7
Processing.........................................         --         --          --          --
Corporate..........................................         --         --          --          --
                                                        ------      -----      ------      ------
     Total.........................................        6.3        5.7        18.9        14.7
                                                        ======      =====      ======      ======
INCOME (LOSS) FROM CONTINUING OPERATIONS
Subscription/Pay-Per-View TV.......................       (0.3)      (0.5)       (2.2)       (3.6)
Internet...........................................        1.5        0.4         3.2         0.7
Processing.........................................       (0.3)       0.1        (0.1)        0.3
Corporate..........................................       (0.8)      (0.3)       (1.4)       (0.6)
                                                        ------      -----      ------      ------
     Total.........................................        0.1       (0.3)       (0.5)       (3.2)
                                                        ======      =====      ======      ======

* Should be decreased by $.7 million for audit adjustment to deferred revenue -- See MD&A -- Net Revenue discussion.

RESULTS OF OPERATIONS
OVERVIEW
NET REVENUE

Net revenue for the Company was $12.2 million for the quarter ended
December 31, 1999, a 31% increase from $9.3 million for the quarter ended December 31, 1998. The improvement is due to Subscription/PPV TV revenue increasing to $4.6 million from $3.5 million for the quarter ended December 31, 1999, a 31% increase. Additionally, Internet revenue increased to $7.4 million for the quarter ended December 31, 1999 compared to $5.7 million for the quarter ended December 31, 1998, an increase of 30%.

Net revenue for the Company was $34.1 million for the nine months ended December 31, 1999, a 56% increase from $21.8 million for the nine months ended December 31, 1998. The improvement is due to both the increases in total net revenue for Subscription/PPV TV and Internet net revenue. Subscription/PPV TV net revenue increased to $11.8 million for the nine months ended 1999, compared to $7.5 million for the nine months ended 1998, an increase of $4.3 million. Internet net revenue increased to $21.6 million for the nine months ended 1999, compared to $14.1 million, an increase of $7.5 million.

OPERATING INCOME/(LOSS)

Operating income for the Company for the quarter ended December 31, 1999 was $.1 million compared to an operating loss of $.3 million for the quarter ended December 31, 1998. Operating loss for the Company for the nine months ended December 31, 1999 was $.5 million compared to $3.2 million for the nine months ended December 31, 1998. The improvement in operating income and loss for both the quarter and nine months ended December 31, 1999, is primarily due to the increase in revenue combined with an increase in gross profit margin in both periods for Subscription/PPV TV and Internet.

SUBSCRIPTION/PAY-PER-VIEW (PPV) TV GROUP
NET REVENUE

Net revenue for the Subscription/PPV TV Group was $4.6 million for the quarter ended December 31, 1999, a 31% increase from $3.5 million for the quarter ended December 31, 1998. C-Band net revenue was $2.6 million for the quarter ended December 31, 1999 compared to $2.6 million (adjusted for a non-recurring audit adjustment of $.7 million with respect to a miscalculation of deferred revenue) for the quarter ended December 31, 1998. Revenue from Cable/DBS for the quarter ended December 31, 1999 was $2.0 million compared to $.2 million for the quarter ended December 31, 1998. Revenue from the Company's Cable/DBS products is responsible for approximately 43% of total net subscription revenue for the quarter ended December 31, 1999 compared to 6% for the quarter ended
December 31, 1998.

Net revenue for the Subscription/PPV TV Group for the nine months ended
December 31, 1999 was $11.8 million, a 57% increase from $7.5 million for the nine months ended December 31, 1998. C-Band net revenue was $8.0 million for the nine months ended December 31, 1999 compared to $7.3 million for the nine months ended December 31, 1998, an increase of 10%. Additionally, revenue from the Company's Cable/DBS networks, TeN, Pleasure, and Extasy was $3.8 million for the nine months ended December 31, 1999, up from $.2 million for the nine months ended December 31, 1998.

C-Band revenue increases for both the quarter and nine months ended
December 31, 1999 were due to an increase in the number of total subscriptions. Total C-Band subscriptions as of December 31, 1999 were 157,179 compared to 128,997 as of December 31, 1998.

Due to the declining number of total addressable C-Band direct-to-home subscribers (currently estimated at approximately 1.8 million), the Company expects very little, if any, growth in its C-Band revenue in future periods.

Increases in the Company's Cable/DBS revenue for both the quarter and nine months ended December 31, 1999 are a result of the launch of its TeN and Pleasure networks as well as the result of marketing its Extasy network to Cable/DBS providers. As of December 31, 1999, TeN, Pleasure and Extasy were available to approximately 8.0 million addressable Cable and DBS households, up from 1.9 million addressable households as of December 31, 1998. In addition TeN is available on a monthly and annual subscription basis to DBS households via Echostar Communications Corporation's DISH Network ("DISH"). As of December 31, 1999, TeN had approximately 76,000 DISH subscribers.

The Company has experienced several positive changes with respect to its distribution of TeN and Pleasure on DISH. With its initial launch on DISH in June 1999, due to technical limitations, Pleasure was only available on a pay-per-view ("PPV") basis to approximately 40,000 addressable DISH households. In late July 1999, these technical limitations were overcome and Pleasure is now available to all addressable DISH households (approximately 3.4 million as of December 31, 1999). At the time, this change resulted in an approximately 200% increase in monthly revenue for Pleasure.

Since its initial launch, TeN has only been available to DISH households on a monthly and annual subscription basis. As of September 1999, TeN is now available to DISH households on both a subscription and PPV basis. In addition, the price of a monthly subscription was increased by $5.00. At the time, these two changes resulted in an approximately 110% increase in monthly revenue to TeN.

Management expects that its Cable/DBS revenue will continue to increase and the number of addressable households will continue to increase in future periods as it aggressively promotes TeN, Pleasure and Extasy to additional multiple system operators ("MSO") and DBS providers. The Company recently announced that it has secured a corporate carriage commitment for Pleasure with Time Warner, Inc. and anticipates a minimum of 1.0 million additional addressable households for this network during the Company's fourth quarter. In addition, the Company expects revenue from Extasy to increase due to the launch of this network on DISH in January 2000. Extasy will be offered by DISH on both a subscription and PPV basis.

COST OF SALES

Cost of Sales for the Subscription/PPV TV Group was $2.7 million, or 59% of revenue, for the quarter ended December 31, 1999 as compared to $2.1 million, or 60% of revenue, for the quarter ended December 31, 1998, an increase of 29%. Cost of sales for the nine months ended December 31, 1999 was $7.8 million, or 66% of revenue, as compared to $6.0 million, or 80% of revenue, for the nine months ended December 31, 1998, an increase of 30%. Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder space, program acquisition amortization, and call center operations. The increase in cost of sales for both the quarter and nine months ended December 31, 1999 is primarily due to the increase in program acquisition costs, satellite uplinking, broadcast playout, and transponder space costs associated with the addition of TeN and Pleasure. Because approximately 70% of the Company's cost of sales are fixed in nature, management does not anticipate any significant increase in cost of sales in future periods with respect to its existing networks.

OPERATING INCOME/(LOSS)

Operating loss for the Subscription/PPV TV Group for the quarter ended
December 31, 1999 was $.3 million compared to $.5 million for the quarter ended December 31, 1998, an improvement of 40%. Operating loss for the nine months ended December 31, 1999 was $2.2 million compared to an operating loss of $3.6 million for the nine months ended December 31, 1998, an improvement of 39%. This improvement in operating loss for both the quarter and nine months ended December 31, 1999, is primarily due to the increase in revenue combined with an increase in gross profit margin for both periods. Operating expenses increased approximately 23% for both the quarter and nine months ended December 31, 1999 compared to December 31, 1998, primarily due to an increase in payroll costs associated with increased hiring as the Company has continued to build the infrastructure necessary for this group and an increase in advertising costs necessary to promote the Company's networks.

The Company anticipates that its operating loss will continue to decrease in future periods as its Cable/DBS revenue increases. The Company is aggressively promoting TeN, Pleasure and Extasy and anticipates additional launch commitments in future periods. The Company expects that operating costs will increase in future periods as its expands its marketing efforts and continues the development of its new broadband product, Ten.com.

INTERNET GROUP
NET REVENUE

Net Revenue for the Internet Group was $7.4 million for the quarter ended December 31, 1999, a 30% increase from $5.7 million for the quarter ended December 31, 1998. Net revenue for the Internet Group for the nine months ended December 31, 1999 was $21.6 million, a 53% increase from $14.1 million for the nine months ended December 31, 1998.

Subscriber membership revenue was $5.5 million for the quarter ended
December 31, 1999, a 17% increase from $4.7 million for the quarter ended December 31, 1998. Revenue growth was slowed due to the implementation of more stringent fraud controls to reduce credits and chargebacks. Subscriber memberships increased to 110,000 at December 31, 1999 from 70,000 at December 31, 1998.

Subscriber membership revenue was $16.8 million for the nine months ended December 31, 1999, a 57% increase from $10.7 million for the nine months ended December 31, 1998. Revenue growth was due to new marketing programs and the addition of a direct sales staff in December 1998.

Revenue from flat rate feeds and the sale of traffic was $1.8 million for the quarter ended December 31, 1999, a 260% increase from $.5 million for the quarter ended December 31, 1998. Revenue from flat rate feeds and the sale of traffic was $4.3 million for the nine months ended December 31, 1999, a 207% increase from $1.4 million for the nine months ended December 31, 1998. Revenue growth for both the quarter and nine months ended December 31, 1999, was the result of focused marketing programs concentrating on promoting the division's website content and reporting systems and the addition of a direct sales staff in December 1998.

The Internet Pay-Per-View revenue was $.1 million for the quarter ended
December 31, 1999 compared to $.5 million for the quarter ended December 31, 1998, an 80% decrease. The Internet Pay-Per-View revenue was $.5 million for the nine months ended December 31, 1999, a 75% decrease from $2.0 million for the nine months ended December 31, 1998. This decrease for the quarter and nine months ended December 31, 1999 was expected as the Internet Pay-Per-View subscribers switched to the group's subscriber membership products.

Management expects a slower growth in subscriber membership revenue in the future due to the continued emphasis on fraud control to reduce the level of chargebacks and credits. Revenue from flat rate feeds and sale of traffic should continue to increase in future periods.

COST OF SALES

Cost of Sales for the Internet Group was $3.6 million for the quarter ended December 31, 1999 as compared to $3.6 million for the quarter ended
December 31, 1998. Cost of sales for the nine months ended December 31, 1999 was $11.1 million as compared to $8.7 million for the nine months ended
December 31, 1998, an increase of 28%. Cost of sales consists of variable expenses associated with credit card chargebacks, credits, and merchant banking fees; transport; membership acquisition costs and website content. Cost of sales was 49% of revenue for the quarter ended December 31, 1999 and 51% for the nine months ended December 31, 1999. Cost of sales was 62% of revenue for both the quarter and nine months ended December 31, 1998. The cost of sales percentage improved in 1999 due to a reduction in communications, bandwidth and merchant banking fees. In addition, credit card chargebacks and credits decreased during the quarter ended December 31, 1999 due to the implementation of tighter fraud controls. Management believes that chargebacks and merchant banking fees may increase in future periods; however, cost of sales as a percentage of revenue is not expected to increase significantly.

OPERATING INCOME

Operating Income for the Internet Group for the quarter ended December 31, 1999 was $1.5 million compared to $.4 million for the quarter ended December 31, 1998, an increase of 275%. Operating income for the nine months ended
December 31, 1999 was $3.2 million compared to $.7 million for the nine months ended December 31, 1998, an increase of 357%. This increase in operating income for both the quarter and nine months ended December 31, 1999, is primarily due to an increase in revenue combined with an increase in gross profit margin for both periods. Operating expenses increased approximately 16% for the quarter ended December 31, 1999 compared to December 31, 1998 and approximately 52% for the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998. These increases were primarily associated with increased payroll and office facilities costs, an increase in advertising costs necessary to promote the division's websites and, for the nine months ended December 31, 1999, $.4 million of non-recurring costs associated with the sale of the Internet Group to New Frontier Media.

PROCESSING GROUP
NET REVENUE

Net revenue for the Processing Group was $.2 million for the quarter ended December 31, 1999, a 100% increase from $.1 million for the quarter ended December 31, 1998. Net revenue was $.7 million for the nine months ended December 31, 1999, a 250% increase from $.2 million for the nine months ended December 31, 1998.

Revenue for the Processing Group includes Internet Service Provider ("ISP") charges for website hosting, sale of bandwidth, and merchant processing. Revenue for website hosting and for the sale of bandwidth is expected to increase in future periods as the group completes the upgrade of its ISP facility to a level one data center and adds sales staff to market the ISP capabilities.

OPERATING INCOME/LOSS

Operating loss for the Processing Group for the quarter ended December 31, 1999 was $.3 million, a decrease of 400% from the operating profit of $.1 million for the quarter ended December 31, 1998. Operating loss for the nine months ended December 31, 1999 was $.1 million, a decrease of 133% from the operating income of $.3 million for the nine months ended December 31, 1998.

The operating losses for the quarter and nine months ended December 31, 1999 are a result of the upgrades in process at the ISP facility. These expenses, related primarily to payroll and consulting costs, resulted in additional expenses of $.4 million for the quarter ended December 31, 1999 and $.5 million for the nine months ended December 31, 1999.

Management expects that the Processing Group will continue to have an operating loss at approximately the same rate as that in the quarter ended December 31, 1999 in future periods until the ISP marketing plan is fully implemented.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999 the Company had cash and cash equivalents of $5.7 million. The Company has primarily financed its operations for the nine months ended December 31, 1999 through the issuance of $6.0 million in convertible preferred stock and the exercise of its publicly traded warrants.

For the nine months ended December 31, 1999 and 1998 cash used in operating activities was $2.3 million and $.5 million respectively. The increase in cash used in operating activities is due to an increase in accounts receivable of $2.0 million related primarily to an increase in the Company's Cable/DBS revenue, an increase in prepaid distribution rights of $1.8 million related to the purchase of the Company's license agreements for its Cable/DBS content, and a decrease in accounts payable of $1.2 million related to a decrease in days in accounts payable.

Cash used in investing activities was $4.4 million for the nine months ended December 31, 1999 compared to $.4 million for the nine months ended
December 31, 1998. This use of cash for the nine months ended December 31, 1999 is primarily due to an increase in capital expenditures related to purchases of furniture, computers, improvements made to the trade show booth, purchases of receiver/ decoder equipment, purchase of broadcast equipment, and the purchase of Internet domain Universal Resource Locators (URL's).

For the nine months ended December 31, 1999 and 1998, net cash provided by financing activities was $8.4 million and $.4 million, respectively. This increase in net cash from financing activities is due primarily to the Company's issuance of $6.0 million of convertible preferred stock as well as to the net proceeds received from the exercise of its publicly traded warrants.

The Company's material commitments include the payments required under its operating and capital lease agreements and the repayment of its related party obligations. The Company believes that its existing cash balances together with funds generated from operations will be sufficient to satisfy these obligations.

The Company anticipates that capital expenditures will increase during future periods with respect to the following planned investments: 1) the Company will complete the purchase of equipment that was necessary for the expansion of its Colorado-based Broadcast Playout Operations facility, at an estimated remaining cost of $.5 million; 2) the Company will purchase approximately $400,000 of receiver/decoder equipment as additional cable carriage is obtained for its TeN, Pleasure and Extasy networks during the next 12 months; 3) the Company continues to acquire certain Internet domain URL's; and 4) the Company will upgrade its ISP facility to a level one data center at an estimated cost of $2.0 million. The Company anticipates funding this $2.0 million upgrade to its ISP facility through a lease line commitment.

As discussed above, the Company issued 600 shares of 7% Series C Convertible Preferred Stock at $10,000 per share to a single institutional investor as of October 14, 1999. The dividends due on this stock are payable in either shares of the Company's common stock or cash. The Company anticipates paying these dividends with shares of its common stock.

Under the terms of the agreement, the Preferred Stock may be redeemed in cash by the Holder upon the occurrence of the following triggering events: 1) failure of an underlying shares registration statement to be declared effective by the Commission on or prior to the 180th day after the issue date; 2) lapsing of the effectiveness of the underlying shares registration statement for more than three trading days; 3) failure of the Company's Common Stock to be listed for trading on the NASDAQ or on a subsequent market or the suspension of the Common Stock from trading on the NASDAQ or on a subsequent market for more than three trading days; 4) failure of the Company to deliver certificates representing the underlying shares issuable upon a conversion within ten days of a Conversion Date; 5) the Company is a party to any Change of Control transaction as defined in the agreement; 6) failure to cure a breach of any material term of the agreement within the time frame specified in the agreement; 7) failure to pay in full the amount of cash due pursuant to a Buy-In within seven days after notice is delivered; 8) the Company fails to have available a sufficient number of authorized and unreserved shares of Common Stock to issue upon a conversion;
9) the Company fails to obtain shareholder approval of the IGallery Companies acquisition; and 10) failure of the Company to execute a lock-up agreement with each recipient of the shares of Common Stock received as consideration for the IGallery Companies acquisition.

New Frontier Media believes that its existing cash and cash generated from operations will be sufficient to satisfy its short term and long term operating requirements.

The Company, however, may not be able to fund the cash necessary to redeem the Series C Preferred Stock if a triggering event were to occur.

As previously reported, the Company's continued NASDAQ listing was considered and maintained by the NASDAQ Listing Qualifications Council in July, 1999. In accordance with the advice of counsel, the Company had consummated two transactions that were found not to have received advance shareholder approval, as required by the NASD's rules. The Listing Qualifications Panel decision approving continued listing has been under review since then; the Company has made detailed submissions to the NASD Staff and has retained outside experts to assist it in ensuring compliance with these advance shareholder approval requirements. In addition, the Company made full disclosure of these circumstances to its shareholders and received the ratification of over 90% of its shareholders for the two transactions. In the interim, the Company continues to function as a public company, takes every precaution to satisfy NASD regulatory requirements, and believes that it is approaching this issue appropriately. The Company is unable to predict when the NASD may render a decision in this matter, or what that decision will be, but the Company believes that its continued listing is appropriate, and has so advised the NASD.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company previously reported the legal proceeding in process with Scott Wussow as part of its filing of Form 10QSB for the period ended June 30, 1999, and as such it is incorporated herein by reference.

The Company previously reported the legal proceedings in process with Pleasure Licensing L.L.C., Generation Capital Associates, EBI Securities, and Image Entertainment, Inc. as part of its filing of Form 10QSB for the period ended September 30, 1999, and as such these legal proceedings are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(1) The Company held an annual meeting of its shareholders on October 27, 1999 (the "Annual Meeting").

(2) The Annual Meeting involved the election of directors. The directors elected at the meeting included Mark H. Kreloff, Michael Weiner, Koung Y. Wong and Edward J. Bonn. Following the Annual Meeting, and upon the consummation of the ITN, IGI and CTI acquisition, Bradley Weber and Alan Issacman were appointed directors to serve until the next Annual Meeting.

(3) Five matters were voted on at the Annual Meeting, as follows:

    (1) The election of nominees Mark H. Kreloff, Michael Weiner, Koung Y. Wong and Edward J. Bonn as Directors of the Company until the next annual meeting.

                                                                                           BROKER
                                      FOR          AGAINST      ABSTAIN      WITHHELD      NON-VOTE
                                   ----------      -------      -------      --------      ---------
      Mark H. Kreloff...........   10,740,118      363,300       11,970          N/A           N/A
      Michael Weiner............   10,740,118      363,300       11,970          N/A           N/A
      Koung Y. Wong.............   10,740,118      363,300       11,970          N/A           N/A
      Edward J. Bonn............   10,740,118      363,300       11,970          N/A           N/A

Each nominee was elected a Director of the Company.

(2) To approve the 1999 Incentive Stock Option Plan which authorizes the grant of options to purchase up to an aggregate of 1,500,000 shares of the Company's common stock. The votes were cast for this matter as follows:

                                                  BROKER
   FOR        AGAINST     ABSTAIN    WITHHELD     NON-VOTE
---------     -------     ------     --------     ---------
6,154,743     424,182     10,075       N/A         N/A

This matter was passed by the required majority of votes cast.

(3) To approve the stock purchase agreement with the owners of Interactive Gallery, Inc., Interactive Telecom Network, Inc. and Card Transactions, Inc. and the issuance of 6,000,000 restricted shares of the Company's common stock in connection therewith. The votes were cast for this matter as follows:

                                                  BROKER
   FOR        AGAINST     ABSTAIN    WITHHELD     NON-VOTE
---------     -------     ------     --------     ---------
6,581,264       6,961        775       N/A         N/A

This matter was passed by the required majority of votes cast.

(4) The ratification of the appointment of Spicer, Jeffries & Co. as the Company's independent auditors for the fiscal year ending March 31, 2000. The votes were cast for this matter as follows:

                                                  BROKER
   FOR        AGAINST     ABSTAIN    WITHHELD     NON-VOTE
---------     -------     ------     --------     ---------
10,734,158    376,855      4,375         N/A         N/A

This matter was passed by the required majority of votes cast.

(5) The ratification of two transactions involving the issuance and sale of securities authorized by the Company's Board of Directors at prices less than market value and each exceeding 20% of the Company's outstanding shares prior to the issuance and sale. The votes were cast for this matter as follows:

                                                  BROKER
   FOR        AGAINST     ABSTAIN    WITHHELD     NON-VOTE
---------     -------     ------     --------     ---------
5,957,014     380,820     251,166      N/A         N/A

This matter was passed by the required majority of votes cast.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    27. Financial Data Schedule

(B) REPORTS ON FORM 8-K

1) On October 20, 1999, the Company filed a Form 8K to announce that it had received $6.0 million in equity financing through the private sale of 7% Series C Convertible Preferred Stock to one institutional investor.

2) On November 5, 1999, the Company filed a Form 8K to announce the closing of its acquisition of ITN, IGI, and CTI.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          NEW FRONTIER MEDIA, INC.
                                          /s/ Karyn L. Miller
                                          --------------------------------------
                                          Karyn L. Miller
                                          Chief Financial Officer
                                          (Principal Accounting Officer)