Form 10KSB
period 2000-03-31
NEW FRONTIER MEDIA INC /CO/
filed 2000-06-16
CIK 847383

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
           ----------------------------------------------------------

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                    For the Fiscal Year Ended March 31, 2000
                       Commission File Number: 33-27494-FW

                            NEW FRONTIER MEDIA, INC.
         --------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                 Colorado                          84-1084061
         ----------------------------- --------------------------------------
           (State of Incorporation)       (I.R.S. Employer I.D. Number)

                       5435 Airport Boulevard, Suite 100,
                                Boulder, CO 80301
        -----------------------------------------------------------------
              (Address of principal executive offices and Zip Code)

                                 (303) 444-0632
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common
Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [ ]

Registrant's revenues for its most recent fiscal year (ended March 31, 2000):
$47,988,000

Aggregate market value of voting stock held by non-affiliates: $90,719,475 based on 12,844,326 shares at June 14, 2000 held by non-affiliates and the closing price on the Nasdaq SmallCap Market on that date which was $7.063.

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

20,524,636 common shares were outstanding as of March 31, 2000.

Documents Incorporated by Reference: Not Applicable

                                    FORM 10-KSB
               Form 10-KSB for the Fiscal Year ended March 31, 2000

                                Table of Contents
                                                                           PAGE
PART I

Item 1   Business..........................................................  3

Item 2   Property.......................................................... 25

Item 3   Legal Proceedings................................................. 25

Item 4   Submission of Matters to a Vote of Securities Holders............. 26

PART II

Item 5   Market for Registrant's Common Equity and Related Stockholder
         Matters........................................................... 27

Item 6   Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................ 27

Item 7   Financial  Statements and Supplementary Data...................... 38

Item 8   Changes In and Disagreements With Accountants on  Accounting and
         Financial Disclosure.............................................. 38

PART III

Item 9   Directors and Executive Officers of the Registrant................ 39

Item 10  Executive  Compensation........................................... 43

Item 11  Security Ownership of Certain Beneficial Owners and Management.... 47

Item 12  Certain  Relationships and Related Transactions................... 48

Item 13  Exhibits, Financial Statement Schedules and Reports on Form 8-K .. 49

SIGNATURES ................................................................ 51

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

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

GENERAL

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

         On February 18, 1998, the Company consummated an underwritten public offering of 1,500,000 units, each consisting of one share of common stock and one redeemable common stock purchase warrant, raising $7,087,000 in net proceeds after underwriting fees (excluding related offering expenses). Simultaneous with the public offering, New Frontier Media acquired the adult satellite television assets of Fifth Dimension Communications (Barbados), Inc. and its related entities ("Fifth Dimension"). As a result of the Fifth Dimension acquisition, New Frontier Media through its wholly owned subsidiary, Colorado Satellite Broadcasting, Inc. ("CSB") became a leading provider of adult programming to low-powered ("C-Band") direct-to-home ("DTH") households through its networks Extasy, True Blue and GonzoX.

         In August 1998, New Frontier Media launched TeN: the erotic network ("TeN") as its first adult network targeted specifically to cable television system operators and medium-to-high powered DTH satellite service providers (Direct Broadcast Satellite, or "DBS"). Unlike New Frontier Media's C-Band networks, TeN offers partially-edited adult programming which is intended to appeal to cable operators and DBS providers while delivering more of the editing style adult network subscribers expect to receive.

         On June 1, 1999, New Frontier Media launched Pleasure, a 24-hour adult network that incorporates the most edited standard available in the category. Pleasure competes directly with Playboy Enterprises, Inc.'s ("Playboy") adult network services (Playboy TV, Spice and Spice 2) in the most-edited (i.e., least explicit) adult programming category and is marketed to cable operators and DBS providers.

         On October 27, 1999, New Frontier Media completed an acquisition of three related Internet companies: Interactive Gallery, Inc. ("IGallery"), Interactive Telecom Network, Inc. ("ITN") and Card Transactions, Inc. ("CTI"). Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 6,000,000 shares of restricted common stock in exchange for all of the outstanding common stock of IGallery and ITN and 90% of CTI.

         IGallery is a leading aggregator and reseller of adult content via the Internet. IGallery aggregates adult-recorded video, live-feed video and still photography from adult content studios and distributes it via its membership websites and Pay-Per-View feeds. In addition, IGallery resells its aggregated content to third-party web masters and resells its Internet traffic that does not convert into memberships. IGallery maintains a consumer membership base of over 135,000 subscribers to its owned and operated websites.

         ITN serves as a single source for a comprehensive range of high-performance Internet products and services, including Internet/Broadband Service Provider services, dedicated access, web hosting, co-location, e-commerce application development, streaming media, and bandwidth management.

         CTI is currently in a developmental stage and has no operations. CTI will be developed into an Internet Payment Services Provider ("PSP") that will provide various Internet billing options including secure, fully automated credit card payment processing.

         New Frontier Media is now uniquely positioned to be the leader in the electronic distribution of adult entertainment through cable television, satellite, and the Internet. New Frontier Media's current operational structure centers around four segments: Subscription/Pay-Per-View ("PPV") TV, Internet Content, Internet Services, and Payment Services.

RECENT DEVELOPMENTS

         On May 17, 2000, New Frontier Media launched Erotic Television Clips ("ETC") as its second partially-edited network. ETC's unique formatting offers thematically organized 90-minute blocks of programming. Each 90-minute block includes approximately eight, 10-minute clips of programming that relate to the specific theme of that block. ETC is being marketed to cable operators and DBS providers on a PPV basis.

SUBSCRIPTION/PPV TV

INDUSTRY OVERVIEW

         New Frontier Media, through its wholly owned subsidiary CSB, is focused on the distribution of adult entertainment programming through electronic technologies including cable television and C-band/DBS satellite. Adult entertainment content distribution has evolved over the past twenty-five years from home video platforms (video cassette) to cable television systems and DBS providers, and most recently to the Internet. In the early 1980's, cable television operators began offering subscription and PPV adult programming from network providers such as Playboy. In the 1990's, adult programming became widely available with nearly every cable operator and DBS provider in the U.S. offering subscription or PPV programming. Paul Kagan Associates ("Kagan"), a leading media research organization, estimates that adult PPV, Near Video-on-Demand ("NVOD"), and Video-on-Demand ("VOD") revenues will grow from $342 million in 1999 to $440 million in 2000.

         The distribution of adult entertainment via electronic media has continued to grow as technological advances allow easier and more private access to programming. Most major hotel chains, including Marriott, Hyatt, and Hilton, offer in-room adult programming through services such as On Command. The Internet represents the fastest growing distribution means for adult programming. The tremendous growth of the Internet, including web sites dedicated to adult entertainment, has resulted in millions of customers, as measured by Media Metrix, accessing such sites through their computers. Management believes that the adult entertainment industry in general, and the electronic distribution of adult programming via cable, satellite and the Internet, specifically, will continue to grow. In particular, as advances in technology such as broadband (high speed) Internet access and VOD programming are made, adult content viewers will be afforded complete flexibility in terms of start times and movie selection.

         PPV television enables a cable television or satellite delivered television subscriber with an addressable television set-top receiver to purchase a block of programming, an individual movie, or an event for a set fee. PPV also permits subscribers to purchase the Company's programming on a monthly, quarterly, semiannual and annual basis and view programming according to their own schedule. PPV allows subscribers to control the availability of the programming within their households. In addition, PPV programming competes well with other forms of entertainment because of its relatively low price point.

         PPV programming is delivered through any number of delivery methods, including: (a) cable television; (b) DTH to households with large satellite dishes receiving a C-band low-power analog or digital signal or DBS services (such as those currently offered by EchoStar and DirecTV); (c) wireless cable systems; and (d) low speed (dial-up) or broadband (cable modem) Internet connections (i.e., streaming video).

         Most multi-channel television service in the United States is distributed either through large multiple system operators ("MSOs") and their affiliated cable systems or DBS providers. Individual cable systems or DBS providers determine the retail prices for each PPV and subscription service. The Company markets Pleasure, TeN, ETC and Extasy to cable MSO's and DBS providers with retail prices ranging from $4.95 to $9.99 for each PPV service.

         According to Kagan, cable MSO's delivered service to 67.3 million basic households in the United States as of December 31, 1999, up from 65.9 million households as of December 31, 1998. In addition, Kagan indicates that total analog distribution (i.e., addressable households which have the capability of receiving PPV services) as of December 31, 1999 was provided to 21.2 million households. As of May 2000, the Company had arrangements with six of the eleven largest domestic cable MSO's which control access to 43.5 million or 65% of the total basic cable household market.

         Growth in the PPV market is expected to result in part from cable system upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. In recent years, cable operators have begun the shift from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases MSOs' channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows for advanced set-top boxes for increased interactivity, and provides for integrated programming guides. Industry analysts expect a large percentage of the additional channel capacity to be dedicated to PPV programming. The timing and extent of these developments and their impact on the Company cannot yet be determined. However, the Company expects that many of its future cable launches will be on the digital platform. Kagan estimates that total U.S. digital households will grow from 5.1 million in 1999 to 34.1 million by 2003.

         In addition to cable, the Company provides its programming on both a PPV and subscription basis to home satellite dish viewers through either large satellite dishes receiving a C-band low-power analog or digital signal or with small dishes receiving a Ku-band medium or high-power digital signal (DBS providers). According to General Instrument Corporation's Access Control Center reports, the U.S. C-band market has declined from approximately 1.8 million households as of May 1999 to 1.5 million as of May 2000. Kagan estimates that the domestic DBS market will continue to increase rapidly from approximately
11.5 million households in 1999 to 24.0 million by 2003.

NETWORKS

DELIVERED VIA C-BAND

         The Company currently owns, operates, and distributes three leading adult programming networks to the C-Band market: Extasy, True Blue, and GonzoX (collectively referred to as the "Extasy Networks"). C-band subscribers receive the Extasy Networks through a satellite television receiver/decoder box. Subscribers have the option of subscribing to programming on a monthly, quarterly, semi-annual or annual basis or purchasing single movies or events on a PPV basis by calling the Company's call center in Boulder, Colorado. In addition, the Company maintains agreements with the major C-band satellite programming distributors in the United States for the resell of the Company's networks directly to C-band subscribers.

         Extasy, True Blue and GonzoX each provide an average of 60 movie titles per month with at least 20 first-time broadcasts ("premieres") and four network specials. There is no cross-over programming among the three networks. All networks are available 24-hours per day, presenting a mix of adult programming. Staggered movie start times allow for maximum viewing flexibility. The Extasy Networks deliver the least edited adult programming available to satellite and cable television households.

DELIVERED VIA CABLE/DBS

         The Company provides three 24-hour per day adult programming networks which are edited to meet the standards of cable television operators and DBS providers: Pleasure, TeN, and ETC. Pleasure's and TeN's programming consists of feature length film and video, with each network providing an average of 60 movie titles per month with at least 20 premieres. There is less than 9% cross-over programming between the two networks. Pleasure delivers the most edited adult programming available to cable and DBS households while TeN delivers a partially-edited standard.

         An increasing number of cable television operators and DBS providers have expressed an interest in carrying Extasy, the Company's flagship, least edited network. Extasy is attracting cable operators and DBS providers because its least edited format tends to generate higher buy rates.

         New Frontier Media's newest network, ETC, premiered on May 17, 2000. ETC is the Company's second partially-edited network whose unique formatting offers thematically organized 90-minute blocks of programming. Each 90-minute block includes approximately eight, 10-minute clips of programming that relate to the specific theme of that block.

VIDEO-ON-DEMAND (VOD)

         On March 24, 2000, the Company announced that it had entered into a partnership with Time Warner Cable to provide content for all of Time Warner Cable's VOD systems. The initial markets covered by the agreement include Honolulu, HI, Austin, TX and Tampa/St. Petersburg, FL. Under the terms of the agreement, New Frontier Media intends to provide up to 30 Pleasure titles per month, 60% of which will be premiere titles, delivered in a VOD-prepped digital library tape ("DLT") format. The technical capability for VOD distribution was deployed late last year by many leading cable operators and represents the next layer of on-demand viewing technology to be placed in the hands of the consumer. VOD enables digital cable consumers to receive entertainment through their set-top boxes and provides virtual VCR functionality including the ability to pause, fast-forward and rewind programming.

         The Company anticipates that the VOD market will grow quickly in the future and it expects to be a leader in providing various editing standards of adult content to VOD distribution platforms.

DESCRIPTION OF NETWORKS

         The Company provides six 24-hour per day adult programming networks:
TeN: the erotic network, Pleasure, ETC, Extasy, True Blue and GonzoX. The following table outlines the current distribution environment for each service:

                                     TABLE 1
                                  ------------
                               SUMMARY OF NETWORKS

NETWORK                  DISTRIBUTION METHOD           ESTIMATED ADDRESSABLE HOUSEHOLDS
-------                  -------------------           --------------------------------
                                                                (in thousands)
                                                           As of       As of
                                                         March 31,    March 31,
                                                           2000         1999    % change
                                                         ---------    --------- --------
Pleasure                 Cable/DBS                       4,600          n/a       n/a
TeN                      Cable/DBS                       5,300          2,500    112% (2)
ETC                      Launched May 17, 2000           n/a            n/a       n/a
Extasy                   C-band/Cable/DBS                2,600          1,800     44% (1), (2)
True Blue                C-band/DBS                      2,000          1,800     11% (1), (2)
GonzoX                   C-band                          1,500          1,800    -17% (1)

Note: "n/a" indicates that network was not launched at that time

(1) % change includes 17% decline in C-band market addressable households

(2) March 31, 2000 figures include 500,000 addressable households for Express Vu

PLEASURE

         On June 1, 1999, the Company launched Pleasure, a 24-hour per day adult network that incorporates the most edited standard available in the category. Pleasure is distributed via cable television operators and DBS providers. Pleasure's programming consists of adult feature length film and video and is programmed to deliver subscription and PPV households 20 premiere adult movies and four network specials each month with a total of 60 adult movies per month. As of March 31, 2000, Pleasure reached an estimated 4.6 million addressable multi-channel households, including EchoStar Communications Corporation's DISH Network ("DISH"). Pleasure was developed as a competitive service to Playboy (Playboy TV, Spice and Spice 2) and offers a favorable and highly competitive revenue split for a cable television operator or DBS provider. Pleasure was specifically designed to provide adult content programming to operators that have not yet embraced a partially-edited programming philosophy and for those operators that wish to use the service to "upsell" subscription or PPV households to a less edited network such as TeN.

TEN: THE EROTIC NETWORK (TEN)

         On August 15, 1998, the Company launched TeN, a 24-hour per day adult network which incorporates a partial-editing standard targeted to cable television system operators and DBS providers. The Company has programmed TeN with feature length film and video that incorporates less editing than traditional adult premium networks such as those offered by Playboy (Playboy TV, Spice and Spice 2). As of March 31, 2000, TeN reached an estimated 5.3 million addressable multi-channel households, including its distribution on DISH and Express Vu. In addition, TeN is offered on a monthly subscription basis by DISH for a retail price of $19.99. As of March 31, 2000, TeN had approximately 76,000 monthly DISH subscribers.

         TeN offers a diverse programming mix with movies and specials that appeal to a wide variety of tastes and interests. TeN's programming is partially-edited and, as such, incorporates more editing than the standard available in the adult home video markets. TeN offers subscription and PPV households 20 premiere adult movies and four network specials per month and a minimum of 60 adult movies per month. TeN was developed to capitalize on the quality and number of cable operators/DBS providers now willing to carry partially-edited adult network services and the momentum toward broader market acceptance of partially-edited adult programming by their subscribers. New Frontier Media believes the growing market acceptance of partially-edited programming is due, in large part, to the higher subscriber buy rates (the theoretical percentage of addressable households ordering one PPV movie, program or event in a month) achieved for cable system operators/DBS providers as compared to network programming that incorporates the most edited adult programming. Since its launch on August 15, 1998, TeN has averaged monthly buy rates of approximately 7% to 15% compared to most edited adult network programming (such as those services offered by Playboy) averaging monthly buy rates of approximately 3% to 7%.

EROTIC TELEVISION CLIPS (ETC)

         The Company launched ETC on May 17, 2000 as its newest, partially-edited 24-hour per day adult network. ETC's unique formatting provides for thematically organized 90-minute blocks of programming in order to encourage appointment viewing by the PPV adult consumer. The Company has organized its partially-edited content library into 60 thematic categories. Through New Frontier Media's proprietary database technology, approximately eight scenes are organized thematically and programmed into one 90-minute block. ETC delivers 240 unique thematic blocks with over 500 different adult film scenes during a typical month. ETC is being marketed to cable and DBS providers on a PPV basis.

EXTASY

         Extasy was acquired from Fifth Dimension on February 18, 1998. Extasy's programming consists of feature length adult film and video and is programmed with 20 premieres per month and a total of approximately 60 adult movies per month. Extasy's editing standard is similar to the editing standard employed in the home video markets. The network offers a diverse programming mix with movies and specials that appeal to a wide variety of tastes and interests. Extasy is the least-edited programming service available to multi-channel households and is principally distributed via the C-band DTH market and, to a lesser extent, via cable and DBS. Extasy is available on a PPV basis as well as on a monthly, quarterly, semiannual and annual subscription basis. As of April 30, 2000, Extasy had 55,096 active C-Band subscriptions compared to 52,939 at April 30, 1999.

         DISH launched Extasy on both a PPV and monthly subscription basis to its DISH 500 households in January 2000. A monthly subscription to Extasy is available on DISH for a retail rate of $24.99 or as a combination package with TeN for $34.99. As of March 31, 2000, Extasy had 4,000 monthly DISH subscribers plus 1,300 monthly DISH subscribers to TeN and Extasy as a combination package. In addition, as of March 31, 2000, Extasy was available to 105,000 cable households through several MSO's and to 500,000 Express Vu DBS households.

TRUE BLUE

         True Blue was acquired from Fifth Dimension on February 18, 1998. True Blue incorporates the same editing standard as Extasy and is programmed with adult movies that feature amateur talent, compilations, and other adult programming genres. True Blue is programmed to deliver 60 adult movies per month. As of April 30, 2000, True Blue had 52,066 active C-Band subscriptions compared to 46,703 at April 30, 1999. In addition, True Blue is available to 500,000 addressable DBS households through Express Vu. True Blue is available on a PPV basis as well as on a monthly, quarterly, semiannual and annual subscription basis.

GONZOX

         GonzoX was acquired from Fifth Dimension on February 18, 1998. GonzoX incorporates the same editing standard as Extasy and is programmed to deliver gonzo or "first person" perspective styled, amateur and foreign adult feature films. GonzoX is programmed to deliver 60 adult features per month. GonzoX is presently only distributed via the C-band DTH market. As of April 30, 2000, GonzoX had 46,842 active C-Band subscriptions compared to 38,808 at April 30, 1999. GonzoX is available on a PPV basis as well as on a monthly, quarterly, semiannual and annual subscription basis.

SATELLITE TRANSMISSION

         New Frontier Media delivers its video programming via satellite transmission. Satellite delivery of video programming is accomplished as follows:

         Video programming is played directly from the Company's Boulder, Colorado based digital playout facility. The program signal is then scrambled (encrypted) so that the signal is unintelligible unless it is passed through the proper decoding devices. The signal is transmitted (uplinked) by an earth station to a designated transponder on a communications satellite. The transponder receives the program signal uplinked by the earth station, amplifies the program signal and broadcasts (downlinks) it to satellite dishes located within the satellite's area of signal coverage. The signal coverage of the domestic satellite used by New Frontier Media is the continental United States, Hawaii, portions of the Caribbean, Mexico, and Canada. Each analog transponder can retransmit one complete analog color television video signal and two digital television video signals, together with associated audio and data edgebands.

         Programming is received by C-Band subscribers, cable operators and DBS providers. This programming is received in the form of a scrambled signal. In order for subscribers to receive the programming the signal must be unscrambled.

         C-Band subscribers purchase programming directly from the Company or its distributors. The satellite receivers of C-Band subscribers contain unscrambling equipment that is authorized to unscramble the Company's satellite services. Each set top box or satellite receiver must have an electronic "address". This "address" is activated for the requisite services purchased from either the Company or its distributors.

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

TRANSPONDER AGREEMENTS

         New Frontier Media maintains satellite transponder sub-lease agreements for four full-time analog transponders with Fifth Dimension on Loral Skynet's Telstar 4 satellite. These transponders provide the satellite transmission necessary to broadcast each of the Company's six adult networks. By employing General Instrument Corporation's ("GI") DigiCipher II Edgeband technology the Company is able to transmit its Pleasure, TeN and ETC networks over the same satellite transponders as are used for Extasy, GonzoX, True Blue and its 24-hour promotional C-Band channel ("Barker"). GI's Edgeband System permits multiple services to be carried over an existing satellite transponder by adding a multiplex of MPEG-2 compressed programs at the band edge of the transponder. These services can be received and decoded at the cable or DBS headend and carried as an analog cable service or be re-multiplexed in digital form for carriage as part of a digital multiplex. Through the use of the Edgeband technology, the Company did not incur any additional cash outlays for transponder space as it added Pleasure, TeN and ETC to its family of networks. The Company was the first programmer to utilize this Edgeband technology developed by GI.

         In April 2000, New Frontier Media signed a multi-year agreement with iN DEMAND L.L.C. ("iN DEMAND") for carriage of its Pleasure network. As a result of the contract, Pleasure will be available to cable operators representing over three million digital households across the country. iN DEMAND will carry Pleasure on Telstar 7, transponder 4. iN DEMAND is the nation's leading pay-per-view network, offering titles from all of the major Hollywood and independent studios, plus sports, subscription sports packages and entertainment events through its 60-channel digital pay-per-view multiplex service. iN DEMAND serves over 1,800 affiliated systems with approximately 28 million addressable households nationwide. The Company's five shareholders include TCI Communications, Inc., Time Warner Entertainment Advance/Newhouse Partnership, Comcast Programming Ventures, Inc., MediaOne of Delaware, Inc. and Cox Communications Holdings, Inc.

PLAYOUT BROADCAST FACILITY

         On April 1, 1999, the Company completed Phase One of its Playout Broadcast Facility in Boulder, Colorado, which allows for the direct-to-broadcast playout for TeN, Pleasure and its C-Band Barker channel. Phase Two of this facility was completed on January 24, 2000. The Phase Two additions allow the Company to bring the direct-to-broadcast playout for Extasy, True Blue and GonzoX in-house to its Boulder facility from Ottawa, Canada where it was being outsourced to Fifth Dimension. Currently, the Boulder facility broadcasts 7 channels to cable/DBS systems and direct-to-home C-band subscribers.

         Phase Two also added the capacity to broadcast a total of 12 channels, allowing for 5 additional services. Playout of all media to air is now accomplished utilizing the latest state-of-the-art technology solutions, which includes: playlist automation for all channels; SeaChange MPEG 2 encoding and playout to air and MPEG 1 encoding for internet and broadband use; archiving capability of over 270,000 hours on DLT data cartridges pushing and pulling the data through a StorageTek jukebox; and complete integration of the media management database to create automated playlists. The Company has secured a license to allow an 18ghz microwave transmission path to deliver a fully redundant multiplexed signal of all 7 channels as a back-up to its uplinking vendor, Williams Communication Vyvx Services ("Vyvx").

NETWORK PROGRAMMING

         The Company contracts with Pegasus Programming ("Pegasus") in California to screen, edit, and program content for its networks. The Company acquires 100% of its broadcast programming for each network by licensing the rights from third party adult content studios. The Company does not produce any of its own content for its networks. In most cases, New Frontier Media pays approximately $6,000 to $10,000 for a Premiere and $500 for a title that has previously been exhibited via satellite broadcast ("Encore") for exclusive/nonexclusive broadcast, Internet and VOD rights in the United States for a specified period of time (usually one to five years). The Company maintains relationships with approximately 50 adult movie studios, fifteen on an exclusive basis, and purchases a wide variety of programming from each studio on a monthly basis. Once the Company receives a title, a rigorous quality control process is completed prior to playing to air to ensure compliance with the strict broadcasting standards the Company uses for its adult content.

         In February 1999, New Frontier Media acquired all of the broadcast and electronic distribution rights to 4,000 adult films under a Content License Agreement with Pleasure Productions (see "Legal Proceedings"). In July 1999, the Company acquired the rights to Metro Global Media, Inc.'s ("Metro") 3,000 title adult film and video library and multi-million still image archive in exchange for 500,000 shares of its common stock at $7.875 per share and 100,000 warrants to purchase it common stock at an exercise price equal to the market value of the stock on the date the warrants were issued. The Company believes that as a result of these acquisitions it is one of the largest owners of adult video content in the world.

CALL CENTER SERVICE

         Following the Fifth Dimension acquisition, New Frontier Media contracted with TurnerVision, Inc. to provide its call center services. In August 1999, the Company moved its call center functions in-house to its Boulder, Colorado facility. The Company's call center receives incoming calls from customers wishing to order C-Band network programming, or having questions about their C-Band service or billing. The call center is accessible from anywhere in the U.S. or Canada via toll-free numbers. Its workstations are equipped with a networked computer, Company-owned proprietary order processing software, and telephone equipment. These components are tied into a computer telephony integrated switch which routes incoming calls and enables orders to be processed and subscriber information to be updated "on-line."

         The Company's call center is operational 24-hours per day, seven days a week, and is staffed according to call traffic patterns, which take into account time of day, day of the week, seasonal variances, holidays, and special promotions. Customers pay for their order with credit cards, which are authorized and charged before the order is sent electronically to GI's Access Control Center in San Diego, California for processing. GI receives the subscriber order and the subscriber's identification information, and sends a signal to the appropriate satellite, which "unlocks" the service ordered for the applicable period of time.

MARKETING

         New Frontier Media markets its C-band networks primarily through an open-air, 24-hour Barker channel which promotes the programming featured on the Extasy Networks. This channel uses edited movie clips and interstitial programming to entice viewers who are "channel surfing" to subscribe to one of the Extasy Networks channels (periodic subscription), or to purchase the Company's programming on a PPV basis. To a lesser extent, New Frontier Media advertises in print publications such as satellite channel guides. New Frontier Media also markets its programming directly to satellite program packagers or distributors, through direct marketing campaigns, face-to-face meetings, trade show exhibits and industry gatherings.

         The Company's marketing department has developed numerous programs and promotions to support its cable/DBS networks. These have included the development of detailed monthly program guides, promotional pieces, and cross channel interstitial programming for use on a cable or DBS systems' barker channel. New Frontier Media also maintains a sales force of six full-time employees to promote and sell carriage of its programming on cable television, DBS and alternative platform systems.

         The Company creates interstitial programming for use on its networks between each movie to promote and market additional movies premiering in the current month, movies premiering in the following month, behind-the-scenes segments of its movies, and star and director profiles. This interstitial programming encourages appointment viewing of its networks by cable/DBS consumers.

         The Company exhibits at three to four major industry trade shows per year, including the National Cable Television Association (NCTA) shows (Western and National) and the Satellite Broadcasting and Communications Association
(SBCA) show. In addition, the Company attends a variety of other industry trade shows and conferences, including Cable Television Advertising and Marketing
(CTAM) and the DBS Summit.

         The Company engaged an outside advertising firm in March 2000 to assist the Company in branding its networks to the cable/DBS markets as well as to the consumer. This agency will assist in developing network identities, establishing branding methods, positioning of the networks in trade and consumer magazines, and increasing the overall consistency of presentation and visibility of the Company's networks to the trades and the public.

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

CUSTOMER CONCENTRATION

         New Frontier Media derived 11% of its total revenue for the year ended March 31, 2000 from DISH for its TeN, Pleasure, and Extasy PPV and subscription services.

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

         In February 1996, the leading adult network providers including Playboy challenged Section 505 of the Act which, among other things, regulates the cable transmission of adult programming such as New Frontier Media's domestic pay television networks. Enforcement of Section 505 of the Act commenced May 18,1997. The case was heard by the United States District Court in Wilmington, Delaware (the "Delaware District Court") in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 of the Act unconstitutional. The defendants appealed this judgement and the Supreme Court heard the appeal on November 30, 1999.

         On May 23, 2000 the Supreme Court ruled that Section 505 of the Act was unconstitutional. By a vote of 5-4 the Supreme Court ruled that the 1996 federal law was too broad and violated constitutional First Amendment free speech rights. The Court ruled that the federal government failed to prove the law was the least restrictive means of addressing the problem. The Court referred to an alternative in the law that requires cable operators to block any channel, free of charge, only if a customer requests it.

         New Frontier Media began offering adult programming for cable system operators in February 1998, which is after the May 18, 1997 date that enforcement of Section 505 of the Act commenced. Our business has not been adversely affected by these regulations because we have never had the opportunity, or prior history, of selling our programming under any other regulatory structure. It is difficult to estimate at this time what effect the Supreme Court ruling striking down Section 505 will have on our business operations except to note that the number of potential subscribers would appear to have been substantially increased.

INTERNET SERVICE PROVIDER (INTERACTIVE TELECOM NETWORK, INC.)

INDUSTRY OVERVIEW

         The Internet has experienced rapid growth in the 1990's and has emerged as a global medium for communications and commerce. Internet access and value-added Internet services represent two of the fastest growing segments of the telecommunications services market. The Internet's growth is driven by a number of factors, including the large and increasing number of personal computers in the office and in the home linked to the Internet, advances in network designs, increased availability of Internet-based software and applications, the emergence of useful content and electronic commerce technologies, and convenient, fast and inexpensive Internet access.

         According to Dataquest/Gartner Group, an independent research firm, the total number of Internet users worldwide reached approximately 129 million in 1998 and is forecasted to increase to approximately 404 million by 2003. According to Dataquest, total worldwide Internet service provider revenue, including both corporate and residential access, are projected to grow from approximately $17.0 billion in 1998 to $49.4 billion in 2003. Forrester Research, Inc., another independent research firm, has estimated that the number of U.S. enterprise businesses online will increase from approximately 1.8 million in 1998 to approximately 4.3 million in 2003.

         Businesses initially established corporate Internet sites as a means to improve internal and external corporate communications. Today, businesses are increasingly utilizing the Internet for functions critical to their core business strategies, such as sales and marketing, customer service and project coordination. The Internet presents a compelling profit opportunity for businesses as it enables them to reduce operating costs, access valuable information and reach new markets. To maintain a significant presence on the Internet, businesses typically purchase Internet access services along with the establishment of a web site. Internet access services allow customers to transfer e-mail, access information, connect with employees, customers and suppliers, and provides a basic gateway to the Internet. Dataquest predicts that worldwide corporate Internet access revenues will grow 27% annually from approximately $6.9 billion in 1998 to $22.7 billion in 2003.

         A web site provides a company with a tangible identity and interactive presence on the Internet, allowing it to post company information and automate the business processes necessary to provide product information, order entry and customer service. According to Forrester Research, revenue in the United States from value-added Internet services, such as electronic commerce and security services will grow 34% annually from approximately $3.0 billion in 1998 to $12.9 billion in 2003. Forrester Research has estimated that the market for managed Web site hosting in the United States will grow from less than $1.0 billion in 1998 to over $14.0 billion in 2003. Dataquest predicts Europe will experience similar strong growth, with corporate Internet access revenue increasing 40% annually from approximately $1.7 billion in 1998 to $9.1 billion in 2003. In order to ensure the quality, reliability and availability of these Internet operations, corporate information technology departments make substantial investments in developing Internet expertise and infrastructure. These information technology groups are challenged by the need to implement their organization's Internet business strategy, adopt new and rapidly changing technologies and continuously update content.

         The implementation, establishment and maintenance of these solutions requires significant technical expertise in a number of areas, such as electronic commerce systems, security and privacy technologies, application and database programming, mainframe and legacy integration technologies, advanced user interface, and multimedia production. As a result, corporate information technology departments are increasingly seeking collaborative outsourcing arrangements that can increase performance, provide continuous operation and reduce Internet operating expenses.

         According to Forrester Research, businesses in the United States are now spending approximately 25% of their overall information technology budgets on outsourced services. The rapidly growing need for Internet access and other Internet products and services has resulted in a highly fragmented industry with the proliferation of Internet service providers ("ISPs") operating worldwide as well as within the United States. These ISPs primarily consist of large national and global ISPs and smaller local and regional ISPs. The large national and global ISPs are generally more focused on Internet access and rely on indirect sales, telemarketing and remote network operation centers to serve their customers. In addition, large national and global ISPs typically do not offer a full range of services. Smaller local or regional ISPs typically focus on serving their local market and lack the resources to provide and support a full range of Internet products and services. Accordingly, ITN believes that the needs of businesses for comprehensive Internet products and services are not being met by the larger national and global or smaller local and regional ISPs who constitute most of ITN's competitors.

ITN

         ITN is a leading provider of Internet access and sophisticated Internet products and services to medium and large size businesses primarily in the entertainment industry. ITN's comprehensive range of high-performance products and services enable its customers to maximize the value of the Internet. ITN's customers primarily use its products and services to maintain high-speed, high-capacity, redundant links to the Internet to establish and support complex web sites and to generate and optimize end-user traffic.

         ITN's products are flexible and scaleable, allowing them to modify the size and breadth of services they provide as the needs of their customers change. ITN has emerged as one of the leading providers of streaming media services in the Los Angeles area. ITN offers its customers completely integrated, in-house services, including media preparation, programming and hosting of live or pre-recorded events. ITN believes that it is one of the few providers to offer expertise in all three components of streaming media technology, combined with an established customer base for Internet products and services and access to low cost, scalable bandwidth.

CUSTOMERS

         ITN provides its services to approximately sixteen customers in the entertainment industry. Its primary customer is its sister company, IGallery, from which it derives approximately 90% of its revenue currently. Until ITN completes the build out of its Internet data center, its capacity is 100% utilized by IGallery and its fifteen other customers.

PRODUCTS

INTERNET DATA CENTER

         ITN's Internet data center, which is currently being expanded, features uninterruptable power supplies with a back-up generator, a fire suppression system, 24 X 7 monitoring and high levels of security. ITN provides integration services including local and wide-area network configuration, web and database server integration and application-specific software solutions. ITN applies its expertise across multiple operating platforms utilizing leading networking hardware, high-end web and database servers and application software to more effectively address its customers' diverse systems and network integration needs. ITN's system administration and web site management solutions support its customers' Internet operations by providing detailed monitoring, reporting and management systems to control their Internet-related hardware, software and network applications.

SECURITY SOLUTIONS

         The nature of Internet traffic demands protection from unauthorized access while at the same time maintaining the ability to deliver all types of content whether streaming media, data files or e-mail. ITN designs and integrates customized security solutions that ensure network integrity while enabling users to perform business tasks in a secure, yet unhindered, environment. Its security solutions provide users with secure access to the Internet as well as segregated public servers from their internal network and the ability to restrict or open access between departments as required. ITN's security solutions track communications to ensure pre-established security policies are met.

WEB HOSTING

         ITN offers shared web-hosting services for its customers whose hosting needs are modest. ITN also offers dedicated server web hosting solutions to larger customers that require substantially more server and network capacity than provided under the shared hosting plans. The dedicated web hosting solutions provide its customers with NT, UNIX or LINUX-based dedicated servers that ITN owns and maintains within its data center. These services allow its customers to host complex web sites and applications without incurring unnecessary infrastructure and overhead costs. ITN offers dedicated server hosting at various price levels depending on customers' hardware, data transfer and service requirements.

CO-LOCATION SERVICES

         ITN offers co-location services for customers who prefer to own and have physical access to their servers, but require the high performance, reliability and security of an Internet data center. Co-location customers are typically larger enterprises employing more sophisticated Internet hardware and software, and having the expertise to maintain their web sites and related equipment. Implementation of these scalable solutions is available in phased delivery to provide its customers with the ability to outsource an increasing amount of their Internet operations one step at a time. ITN's comprehensive system administration and web management solutions enable it to identify and begin to resolve hardware, software, network and application problems almost immediately. Web site development and implementation services range from basic informational sites to complex interactive sites featuring sophisticated graphics, animation, sound and other multimedia content. ITN works with content providers, end users and production companies to provide technical, design and production services.

DOMAIN NAME REGISTRATION SERVICE

         DomainDomain.com is the trade name for ITN's soon to be launched domain name registration service. ITN believes it can be a leader and innovator as the demand for domain names and related services continues to expand. Management believes that it will be favorably situated to acquire the rights to register new top level domains as they become available from the Internet Corporation for Assigned Names and Numbers ("ICANN"). ITN also believes that its site design and application architecture allows the fastest, easiest way to find and register a
 .com, .net and .org top-level domain name. ITN intends to expand its "dot com" suite of products and services and enhance its distribution channels to reach more customers and build brand awareness as the "dot com specialist". Through DomainDomain.com, ITN intends to continue to offer services that complement a Web property and ultimately help businesses build successful online identities.

SEARCH ENGINE OPTIMIZATION

         Through its Search Engine Optimization services division, HitWerks.com, ITN strives to deliver highly qualified traffic to leaders in online commerce. ITN achieves this by engineering targeted placement in such services as search engines, online directories, and banner advertising. Through a consistent refining of its methods, HitWerks.com has developed technology to gain high-quality links in the top search engines and seamlessly deliver this traffic to its clients' sites.

GROWTH STRATEGY

         In addition to the build-out of the Internet data center, another key aspect of ITN's growth strategy is to make its engineering and technology expertise available to other vertical markets on a broader scale. In addition, ITN's management believes that a meaningful opportunity exists with the move by consumers from a narrow-band environment into a broadband environment. That is why ITN recently established a division through which it will market Broadband services. Through BroadbandAmerica.com, ITN's plan is to market its specialized Internet outsourcing solutions to the over 100,000 Southern California entertainment-based businesses and other businesses requiring the highest level and quality of Broadband/Internet service and engineering.

         As greater demands continue to be placed on the Internet and applications become increasingly sophisticated, ITN expects that end users will become more critical of the quality of Internet service that they receive. ITN's plan is to become a leading Broadband/Internet service provider delivering high-quality live events, IP-based video and other media-rich content.

COMPETITION

      The market served by ITN is intensely competitive, and competition is increasing. There are few substantial barriers to entry, and ITN expects that it will face additional competition from existing competitors and new market entrants in the future.

      ITN believes that superior facilities, a reliable network, a broad range of quality products and services, and the quality of its customer support are the primary competitive factors in ITN's targeted market and that price is generally secondary to these factors. ITN's current and potential competitors in the market include other Internet service providers and global, regional, and local telecommunications companies.

         OTHER INTERNET SERVICE PROVIDERS. ITN's current and potential competitors in the market include Internet service providers with a significant national or global presence that focus on business customers, such as DIGEX, Exodus, Global Crossing's GlobalCenter, SoftAware, Globix, NaviSite, PSINet and UUNET. While ITN believes that its level of customer service and support and target market distinguish it from these competitors, many of these competitors have greater financial, technical, and marketing resources, larger customer bases, greater name recognition, and more established relationships in the industry than ITN.

      TELECOMMUNICATIONS CARRIERS. Many long distance and cable companies including, AT&T, British Telecom, Cable & Wireless, Level 3, MCI WorldCom, Qwest, and Sprint offer Internet access services and compete with ITN. Recent changes in federal regulation have created greater opportunities for telecommunications companies to enter the Internet access market. ITN believes that there is a move toward horizontal integration by telecommunications companies through acquisitions of or joint ventures with ISP's to meet the Internet access requirements of the business customers of long distance and local carriers. Accordingly, ITN expects that it will experience increased competition from the traditional telecommunications carriers. In addition to their greater network coverage, market presence, and financial, technical, and personnel resources, many of these telecommunications carriers also have large existing commercial customer bases.

      OTHER COMPETITORS. Because ITN offers a broad range of products and services, it encounters competition from numerous businesses that provide one or more similar products or services. For example, ITN encounters competition from numerous providers of video streaming. ITN does not believe that any of the competitors in its target market offer as focused a range of Internet products and services.

GOVERNMENT REGULATION

      In the United States, ITN is not currently subject to direct regulation other than pursuant to laws applicable to businesses generally, including business operating on the Internet. However, it is likely that laws and regulations will be adopted, implemented and challenged at the international, federal, state or local levels with respect to the Internet, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations are currently being considered by federal, state and foreign legislatures with respect to such issues. The nature of any new international, federal, state or local laws and regulations and the manner in which existing laws and regulations may be interpreted and enforced cannot be fully determined. The adoption of any future laws or regulations or the adverse application of existing laws to the Internet industry might decrease the growth of the Internet, decrease demand for services of ITN, impose taxes or other costly technical requirements or otherwise increase the cost of doing business or in some other manner have a material adverse effect on ITN or its customers, each of which could have a material adverse effect on ITN's business, results of operations and financial condition.

INTERNET CONTENT PROVIDER (INTERACTIVE GALLERY, INC.)

INDUSTRY OVERVIEW

            The Internet's growth is unabated. International Data Corporation ("IDC") estimates that there are currently 84 million Internet users in the U.S. That number is expected to grow to 136 million by the end of 2002. Projections for worldwide growth on the Internet show that the 170 million current users will grow to 320 million by 2002. According to Datamonitor, consumer spending in the adult Internet industry generated approximately $1.0 billion in sales in 1999, and is expected to generate $3.12 billion by 2003. In addition, Datamonitor estimates that adult entertainment accounts for the majority of spending for online content (including subscription and pay-on-demand services).

         In the early stages of the Internet, it was clear there was a great deal of unmet consumer demand for adult entertainment and it was relatively easy for operators to open up an adult storefront. With few hurdles to overcome online, including city licensing, leasing, taxes, and objecting neighbors, many new independent adult web sites were born creating a highly fragmented environment. As more and more competition emerged, operators were determined to create ways in which to distinguish themselves. They developed more distinctive products and methods of organizing content, and they developed technologies to improve ease-of-use and increased speeds of content delivery. With more independent operators opening up shop, reselling content and providing outsourced services became the means by which some of the more innovative and sophisticated operators could grow their businesses. This allowed for the evolution of a business-to-business market in addition to the large business-to-consumer market.

            Today, the adult Internet industry is dominated by less than ten companies, of which only one is part of a publicly traded company - IGallery. Over the last 10 years, companies like IGallery were able to establish themselves as leaders in the adult Internet industry by implementing programs that created traffic flow to and from sites between thousands of adult webmasters. Those adult webmasters, in turn, generate traffic from various other sources including search engines, "vanity" domain names (i.e. nude.com) and opt-in email programs.

         Currently, IGallery's sites generate more than two million visits per day. According to Media Metrix, several IGallery adult web sites are included among the top 25 adult destinations on the Internet. IGallery generates traffic to its web sites through three primary sources. The first ,"type-in" traffic, is generated when a consumer types the name of one of IGallery's web sites or one of its 1,300 domain names into their browser address bar. The second is generated by IGallery's affiliate marketing programs via banner ads, hypertext, or graphic links. The webmaster is compensated for the referred visitor. The third, search engine traffic, is generated from listings of IGallery web sites in search engines and directories. Through HitWerks, a division of its sister company, ITN, IGallery uses discreet and proprietary technology to position (optimize) its web sites so that visitors using a search engine to look for certain types of content have a higher chance of finding what they want. In combination, these three methods generate over two million Internet visits each day to IGallery's business-to-consumer and business-to-business sites, or over 60 million visits per month.

            Among the top adult Internet companies, IGallery stands out as a leader both in the business-to-consumer market and the business-to-business market.

BUSINESS TO CONSUMER: MEMBERSHIP SITES

            IGallery designs, creates and implements membership-based web sites for the adult Internet consumer market. IGallery currently owns and operates more than 27 consumer web sites in addition to 1,300 vanity adult domains of significant value. Recurring monthly subscription rates are $29.95 for a one-month membership, $39.95 for a three-month membership and $69.95 for a 12-month membership. In addition, IGallery offers consumers the ability to view its web sites on a trial basis, generally one to five days, for a special rate of between $1.97 and $5.97. At March 31, 2000, IGallery had 135,000 members to its sites (including monthly, quarterly, yearly and trial memberships).

BUSINESS TO BUSINESS:  CONTENT AND TRAFFIC SALES

         CONTENT SALES: IGallery is one of the leading licensors of adult content on the Internet, and currently markets its content to a database of over 20,000 webmasters. IGallery and its sister company, CSB, have licensed thousands of hours of adult content and more than 250,000 still images from various adult studios, all of which it has organized thematically and, if necessary, digitized for Internet distribution. In addition, IGallery has exclusive rights to four live streaming video feeds and produces several monthly online adult publications. IGallery sublicenses this content to webmasters through its business-to-business programs either on a flat-rate monthly basis or based on bandwidth usage.

            TRAFFIC SALES: IGallery has developed a significant source of revenue by selling traffic from its own websites to other adult websites. Since every visitor to IGallery's 27 web sites does not necessarily purchase a membership, IGallery maximizes its return on traffic by pushing these exiting non-member visitors to other adult websites. In doing so, IGallery is able to generate revenue from affiliate webmaster programs on a routing or click-through basis or revenue sharing basis.

IGALLERY AFFILIATE MARKETING PROGRAMS

            IGallery's affiliate marketing programs are incentive-based traffic generation programs that compensate affiliate webmasters in one of two ways. A webmaster may elect to be compensated for the routing, or click-through, of a unique visitor to an IGallery web site, at an average payout of $0.05 per click-through. Alternatively, a webmaster may elect to a revenue sharing arrangement when and if a visitor becomes a member to an IGallery site, at an average payout of $40.00 per member. IGallery markets these programs to its database of over 20,000 webmasters. The cost to acquire a single customer averaged between the affiliate marketing programs and IGallery-owned domain traffic (i.e., "typed-in traffic") is $23.00.

COMPETITION

         The adult Internet industry is fiercely competitive. The leading companies are constantly vying for more members while also seeking to hold down member acquisition costs paid to webmasters. Increased tightening of chargebacks by credit card companies has reduced membership sales and further intensified this already-competitive environment, though overall web traffic has increased.

         Because the barrier to entry has become substantial, the adult Internet market is dominated by a short list of companies. All of the major adult Internet competitors of IGallery are privately held, though many have created alliances with various publicly traded companies. Companies such as Cyber Entertainment Network (http://www.privategold.com) and VS Media (http://www.privatechannels.com) have joint-venture websites with Private Media Group (NASDAQ: PRVT). Rick's Cabaret International (NASDAQ: RICK) has signed a letter of intent to acquire several membership websites from Voice Media (http://www.cybererotica.com), a leading adult Internet company. In addition, companies such as Python Communications, a privately-held adult Internet content provider and membership website company, have acquired smaller adult properties in their attempt to expand their base of business via acquisition. Other larger competitors of IGallery such as RJB Telcom (http://www.karasxxx.com), Babenet Ltd (http://www.vcaexposed.com), and Vivid Video (http://www.vividvideo.com) continue to be privately held and to expand their businesses via increased marketing efforts.

         Management believes that it can increase market share by acquiring selected businesses in complimentary markets, thereby continuing the consolidation of the adult Internet industry and achieving economies of scale that will provide a competitive advantage. Management believes that with the combined resources of its sister companies, ITN, CTI, and CSB, IGallery will continue leading the adult Internet market.

GROWTH STRATEGIES

         Management believes there is an opportunity to increase IGallery's market share through the acquisition of additional vanity domain names. Because traffic from vanity domain names does not originate from webmaster referrals, acquisition of such domains both increases overall traffic to its sites and reduces member acquisition costs. IGallery has identified a number of high-traffic adult domain names and several large baskets of adult domain names that are available for acquisition.

         Management also believes that it can increase market share by acquiring selected businesses in complimentary markets, thereby continuing the consolidation of the adult Internet industry and achieving economies of scale that will provide a competitive advantage. Additionally, IGallery believes that acquisition of such businesses will enable it to establish a presence in new markets, thereby creating future opportunities for growth.

         Finally, IGallery's management anticipates that additional licensing of video and still images, and the resulting increase in product offerings for its business-to-business programs, will result in an increase in content sales. IGallery's content is also being formatted for broadband distribution via the Internet as well as via set-top boxes, which are gaining increased distribution to both cable and DBS households. Management believes that IGallery will be a leader in the distribution of broadband content in both the business-to-business and business-to-consumer markets.

PAYMENT SERVICES PROVIDER (CARD TRANSACTIONS, INC.)

         CTI is a development stage Payment Services Provider (PSP) for various Internet billing options. CTI's infrastructure is based on more than ten years of credit card processing experience and utilizes secure Internet commerce technologies. With the growth of the Internet expected to continue unabated, CTI's management believes there is increasing demand for on-line transaction processing expertise and capacity. Transactions over the Internet, valued at $50 billion in 1998, are expected to grow to approximately $1.3 trillion by the end of 2003. CTI believes it is uniquely positioned to capitalize on these trends.

            CTI has developed a PSP gateway called Card.com. Card.com is designed to provide a full range of secure, fully automated credit card payment processing technologies including fraud control, authorization and credit card settlement, real time transaction searching, and reporting for monitoring business transactions over the Internet.

         CTI's solution provides the most comprehensive set of features, services and functionality, including:

*  Merchant banking service
*  Dynamic risk profiling
*  Transaction distributed networking
*  Hosting and ISP services
*  Affiliate marketing programs
*  Alternate billing solutions
* Support for all major payment cards including Visa, MasterCard, American Express, Discover and JCB
* Authorization requests/captures; AVS; CVV2; on demand transaction searching capabilities and reporting via administrative server interface

         While CTI has been providing transaction processing services primarily to IGallery, it plans to market its transaction processing services and merchant account management expertise to medium and large sized businesses involved in all aspects of commerce over the Internet. CTI has been staffing up with experts in the banking and credit card processing industries to further enhance its unique base of technology, engineering and transaction processing expertise. Its plan is to begin marketing its services to non-adult business customers and become one of the leading transaction processing companies serving the Internet. In addition, CTI is developing alternate methods of payment over the Internet to allow its merchant customers greater flexibility in the collection of receipts for goods and services.

EMPLOYEES

         As of the date of this report, New Frontier Media and its subsidiaries had 148 full-time and 14 part-time employees. New Frontier Media employees are not members of a union, and New Frontier Media has never suffered a work stoppage. The Company believes that it maintains a good relationship with its employees.

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

         ACCORDINGLY, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS AND UNCERTAINTIES INCLUDE THOSE RISK FACTORS AND SUCH OTHER UNCERTAINTIES NOTED IN THE PROSPECTUS AND IN THE DOCUMENTS INCORPORATED HEREIN BY REFERENCE. NEW FRONTIER MEDIA ASSUMES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

LIMITS ON OUR ACCESS TO DISTRIBUTION CHANNELS COULD CAUSE US TO LOSE SUBSCRIBER REVENUES AND ADVERSELY AFFECT OUR OPERATING PERFORMANCE.

         Our satellite uplink provider's services are critical to us. If our satellite uplink provider fails to provide the contracted uplinking services, our satellite programming operations would in all likelihood be suspended, resulting in a loss of substantial revenue to the Company. If our satellite uplink provider improperly manages its uplink facilities, we could experience signal disruptions and other quality problems that, if not immediately addressed, could cause us to lose subscribers and subscriber revenues.

         Our continued access to satellite transponders is critical to us. Our satellite programming operations require continued access to satellite transponders to transmit programming to our subscribers. We also use satellite transponders to transmit programming to cable operators and DBS providers. Material limitations to satellite transponder capacity could materially adversely affect our operating performance. Access to transponders may be restricted or denied if:

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

         In a January 25, 1999 amended complaint in District Court in Boulder, Colorado, (Case No. 99CV30), J.P. Lipson seeks to enforce an alleged agreement by New Frontier Media to convey to Lipson a 70% equity interest in New Frontier Media. Lipson is also seeking $10 million in liquidated damages and/or unspecified damages. If we do not prevail in this lawsuit, we could suffer a material financial loss which loss, if any, can not be estimated. We dispute that there exists a binding and enforceable agreement to transfer any equity interest in New Frontier Media to Lipson. The case has been set for trial in August 2000. We will continue to vigorously defend against Lipson's claims.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH OUR PRIMARY CABLE/DBS COMPETITOR, WHO HAS SIGNIFICANTLY GREATER RESOURCES THAN US, WE WILL NOT BE ABLE TO INCREASE SUBSCRIBER REVENUES.

         Our ability to increase subscriber revenues and operate profitably, is directly related to our ability to compete effectively with Playboy, our principal competitor. Playboy has significantly greater financial, sales, marketing and other resources to devote to the development, promotion and sale of its cable programming products, as well as a longer operating history and broader name recognition, than we do. We compete with Playboy as to the editing standards of its programming, network performance in terms of subscriber buy rates and the license fees that we offer to cable operators and DBS providers.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH OUR PRIMARY INTERNET COMPETITORS, SOME OF WHOM HAVE SIGNIFICANTLY GREATER RESOURCES THAN US, WE WILL NOT BE ABLE TO INCREASE WEBSITE MEMBER REVENUES.

         Our ability to increase our Internet website subscription revenue is directly related to our ability to compete effectively with our Internet competitors. Some of these competitors have significantly greater financial, sales, marketing and other resources to devote to the development, promotion and sale of their website subscriptions, as well as a longer operating history and broader name recognition, than we do. We compete with other adult-content websites as to the editing standards of their programming and the subscription fees that are offered to website members. In this regard, to the extent that the availability of free adult content on the Internet substantially increases, it may negatively impact our ability to attract fee-paying members.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH OTHER FORMS OF ADULT AND NON-ADULT ENTERTAINMENT, WE WILL ALSO NOT BE ABLE TO INCREASE SUBSCRIBER REVENUE.

         Our ability to increase revenue is also related to our ability to compete effectively with other forms of adult and non-adult entertainment. We face competition in the adult entertainment industry from other providers of adult programming, adult video rentals and sales, newspapers and magazines aimed at adult consumers, adult oriented telephone chat lines, and adult oriented Internet services. To a lesser extent, we also face general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films and other programming.

          Our ability to compete depends on many factors, some of which are outside of our control. These factors include the quality and appeal of our competitors' content, the technology utilized by our competitors, the effectiveness of their sales and marketing efforts and the attractiveness of their product offerings.

          Our existing competitors, as well as potential new competitors, may have significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their product offerings. These competitors may also engage in more extensive technology research and development and adopt more aggressive pricing policies for their subscription-based content. Additionally, increased competition could result in price reductions, lower margins and negatively impact our financial results.

WE MAY BE LIABLE FOR THE CONTENT WE MAKE AVAILABLE ON THE INTERNET.

    Because of the adult-oriented content of our web sites, we may be subject to obscenity or other legal claims by third parties. We may also be subject to claims based upon the content that is available on our web sites through links to other sites. Our business, financial condition and operating results could be harmed if we were found liable for this content. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our web sites and/or their availability in various geographic areas, which would negatively impact their ability to generate revenue. Furthermore, our insurance may not adequately protect us against all of these types of claims.

DISRUPTION OF OUR INTERNET SERVICES DUE TO SECURITY BREACHES OR OTHER SYSTEM FAILURES COULD RESULT IN LESS TRAFFIC AT OUR WEB SITES AND SUBSCRIBER CANCELLATIONS.

    The uninterrupted performance of our computer systems is critical to the operation of our web sites. Our computer systems are located in Southern California and, as such, are vulnerable to earthquakes, fire, floods, power loss, telecommunications failures and other similar catastrophes. In addition, we may have to restrict access to our web sites to solve problems caused by computer viruses, security breaches or other system failures. Our customers may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our content. Repeated system failures could substantially reduce the attractiveness of our web sites and/or interfere with commercial transactions, negatively impacting their ability to generate revenues.

    Our web sites must accommodate a high volume of traffic and deliver regularly updated content. Our sites have, on occasion, experienced slower response times and network failures. These types of occurrences in the future could cause users to perceive our web sites as not functioning properly and therefore cause them to frequent other Internet web sites. In addition, our customers depend on their own Internet service providers for access to our web sites. To the extent that they experience outages or other difficulties accessing our web sites due to system disruptions or failures unrelated to our systems our revenues could be negatively impacted.

    Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our or our service providers' systems or interruptions in our Internet services.

INCREASED GOVERNMENT REGULATION IN THE UNITED STATES AND ABROAD COULD IMPEDE OUR ABILITY TO DELIVER OUR CONTENT AND EXPAND OUR BUSINESS.

    New laws or regulations relating to the Internet, or the new application of existing laws, could decrease the growth in the use of our web sites, prevent us from making our content available in various jurisdictions or otherwise have a material adverse effect on our business, financial condition and operating results. These new laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, taxation, user privacy and other matters relating to our products and services. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, employment and personal privacy is uncertain and developing.

CONTINUED IMPOSITION OF TIGHTER PROCESSING RESTRICTIONS BY THE VARIOUS CARD ASSOCIATIONS AND ACQUIRING BANKS WOULD MAKE IT MORE DIFFICULT TO GENERATE REVENUES FROM OUR WEBSITES.

         Our ability to accept credit cards as a form of payment for our products and services is critical to us. With the ongoing efforts of the card associations to restrict the processing of credit cards for online adult-related content, we must continue to invest heavily in new technologies to better profile against fraud. Unlike a merchant handling a sales transaction in a card present environment, the e-commerce merchant is 100% responsible for all fraud perpetrated against them.

         Our ability to accept credit cards as a form of payment for our products and services has been or could further be restricted or denied for a number of reasons, including but not limited to:

* new Visa Tier 1 capital ratio requirements for financial institutions has significantly reduced the total dollar sales volume of Visa activity any bank can process in any given month;

* new Visa Tier 1 capital ratio requirements for financial institutions has significantly restricted the level of adult-related Internet activity a particular bank may be allowed to process in any given month;

*  if we experience excessive chargebacks and/or credits;

*  if we experience excessive fraud ratios;

*  there is a breach of our security resulting in theft of credit card data;

* there is a change in policy of the acquiring banks and/or card associations with respect to the processing of credit card charges for adult-related content

         In this regard we note that American Express has recently instituted a policy of not processing credit card charges for online adult-related content. To the extent other credit card processing companies were to implement a similar policy it could have a material adverse effect on our business operations and financial condition.

IF WE ARE NOT BE ABLE TO RETAIN OUR KEY EXECUTIVES IT WILL BE MORE DIFFICULT FOR US TO MANAGE OUR OPERATIONS AND OUR OPERATING PERFORMANCE COULD BE ADVERSELY AFFECTED.

         As a small company with approximately 148 employees, our success depends upon the contributions of our executive officers and our other key technical personnel. The loss of the services of any of our executive officers or other key personnel could have a significant adverse effect on our business and operating results. We cannot assure that New Frontier Media will be successful in attracting and retaining these personnel. It may also be more difficult for us to attract and recruit new personnel due to the adult nature of our business.

OUR INABILITY TO IDENTIFY, FUND THE INVESTMENT IN, AND COMMERCIALLY EXPLOIT NEW TECHNOLOGY COULD HAVE AN ADVERSE IMPACT ON OUR FINANCIAL CONDITION.

         We are engaged in a business that has experienced tremendous technological change over the past several years. As a result, we face all the risks inherent in businesses that are subject to rapid technological advancement, such as the possibility that a technology that we have invested in may become obsolete. In that event, we may be required to invest in new technology. Our inability to identify, fund the investment in, and commercially exploit such new technology could have an adverse impact on our financial condition. Our ability to implement our business plan and to achieve the results projected by management will be dependent upon management's ability to predict technological advances and implement strategies to take advantage of such changes.

GOVERNMENT REGULATION OF CABLE SYSTEM OPERATORS COULD MAKE IT MORE DIFFICULT FOR THEM TO BROADCAST OUR PROGRAMMING AND ADVERSELY AFFECT OUR OPERATING PERFORMANCE.

         Cable system operators could become subject to new governmental regulations that could further restrict their ability to broadcast our programming. If new regulations make it more difficult for cable operators to broadcast our programming our operating performance would be adversely affected. It is not possible for us to predict what new governmental regulations we may be subject to in the future.

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

FUTURE SALES OF COMMON STOCK MAY CAUSE THE MARKET PRICE OF THE COMMON STOCK TO DROP.

         Future sales of shares of common stock by New Frontier Media and/or its stockholders could cause the market price of the common stock to drop. As of May 31, 2000 there were 8,400,571 restricted shares and 11,652,826 shares of common stock which are freely tradable or eligible to have the restrictive legend removed pursuant to Rule 144(k) promulgated under the Securities Act. Of the 8,400,571 restricted shares, 2,195,139 of such shares are currently eligible for resale under Rule 144. Sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could have a significant adverse effect on the market price of the common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The following table shows the approximate square footage of the premises that the Company leases as of March 31, 2000.

LOCATION                    SEGMENT USING PROPERTY             APPROXIMATE SQUARE FOOTAGE
--------                    ----------------------             --------------------------
Boulder, Colorado           Corporate Headquarters and               12,000
                            Subscription/PPV TV Group,
                            including broadcast operations and
                            call center

Los Angeles, California     Programming Acquisition sub-contractor    2,750

Sherman Oaks, California    Internet Content Provider/Internet       12,800
                            Service Provider/Payment Service
                            Provider Groups

Sherman Oaks, California    Internet Service Provider, including      7,100
                            Internet Data Center

Aspen, Colorado             Internet Service Provider                   205


ITEM 3.  LEGAL PROCEEDINGS.

         In a January 25, 1999 amended complaint in District Court in Boulder, Colorado (Case No. 99CV30), J.P. Lipson seeks to enforce an alleged agreement by New Frontier Media to convey to Lipson a 70% equity interest in New Frontier Media. Lipson is also seeking large and/or unspecified damages. New Frontier Media disputes that there exists a binding and enforceable agreement to transfer any equity interest in New Frontier Media to Lipson. The case has been set for trial on August 14, 2000. New Frontier Media will continue to vigorously defend against Lipson's claims.

         In a June 2, 1999 complaint filed in District Court in Boulder, Colorado (Case No. 99CV913), Scott Wussow, the Company's former chief financial officer, seeks to enforce an alleged oral agreement to increase his salary, bonus, and car allowance, and issue to him warrants to purchase up to 300,000 shares of New Frontier Media common stock, following the Company's public offering of February 1998. We dispute that there was any promise or agreement, oral or otherwise, made to or with Mr. Wussow to increase his compensation and intend to vigorously defend against this claim.

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

         On August 23, 1999, Generation Capital Associates ("GCA")and Greenwood Partners filed a motion for a temporary restraining order and preliminary injunction in Federal District Court, New York (File No.99 Civ. 9099 (WK)) seeking to enjoin the Company's redemption of its publicly outstanding warrants. The Company filed a response to this action and on August 31, 1999 the court issued an order denying Greenwood Partners and GCA's motion for a temporary restraining order and a preliminary injunction. The case has been moved, at the Company's request, to Colorado and is continuing as a damages action by Greenwood Partners and GCA against the Company in the amount of $4.00 per warrant held by them, or approximately $1 million. The Company intends to vigorously defend this action.

         On or about September 17, 1999, the Company filed a complaint seeking a declaratory judgment in the District Court for Arapahoe County (New Fronter Media, Inc. v. Khan et al. Case No. 99 CV 3239) seeking to confirm that it was not obliged to issue warrants to purchase 250,000 shares of its common stock to EBI Securities, Inc. (formerly known as Cohig & Assoc.) under a consulting agreement with EBI Securities, Inc. ("EBI") which was terminated by the Company in June 1998. Separately, the person who introduced the Company to EBI instituted an action in the United States District Court, Central District of California, (Kahn vs. New Frontier Media, Inc. et al., Case No. CV 99-09730 R[RZx]), seeking to require the Company to issue 90% of the subject warrants to him, alleging that, under a separate agreement allegedly entered into by him with EBI, he was to receive 90% of any compensation received by EBI under its consulting agreement with the Company. The Company intends to vigorously defend itself against this action insofar as, among other things, it did not issue any warrants to EBI, EBI did not perform any services for the Company, EBI has not demanded these warrants from the Company and the Company never agreed to issue any warrants to Khan.

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

         The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

QUARTER ENDED            HIGH           LOW            QUARTER ENDED            HIGH           LOW
-------------            ----           ---            -------------            ----           ---
June 30, 1998            4-1/4          2-3/4          June 30, 1999            10-3/8         3-29/32

September 30, 1998       3-11/16        1-9/32         September 30, 1999       9.00           5.00

December 31, 1998        1-5/8          13/16          December 31, 1999        6-7/8          3-30/32

March 31, 1999           5-3/8          14/16          March 31, 2000           11-3/4         4-1/4

         As of March 31, 2000, there were approximately 425 record holders of New Frontier Media's Common Stock.

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

OVERVIEW

         On February 18, 1998, the Company consummated an underwritten public offering of 1,500,000 units, each consisting of one share of common stock and one redeemable common stock warrant, raising $7,087,000 in net proceeds after underwriting fees. Simultaneous with the public offering, New Frontier Media acquired the adult satellite television assets of Fifth Dimension. As a result of the Fifth Dimension acquisition, the Company through its wholly owned subsidiary CSB, became a leading provider of adult programming to C-Band households through its networks, Extasy, True Blue, and GonzoX.

         As of April 30, 2000, the Company had the following number of subscribers to its three C-Band networks: Extasy 55,096, True Blue 52,066, and GonzoX 46,842. In addition, Extasy is marketed to cable MSO's and DBS providers. In January 2000, Extasy was launched on a PPV and subscription basis on DISH's DISH 500 platform. As of April 30, 2000, Extasy was available to approximately 105,000 cable households and 1 million DBS households.

         In August 1998, New Frontier Media launched TeN: the erotic network ("TeN") as its first adult network targeted specifically to cable MSO's and DBS providers. Unlike New Frontier Media's C-Band networks, TeN offers partially-edited adult programming which is intended to appeal to cable operators and DBS providers while delivering more of the editing style adult network subscribers expect to receive. As of April 30, 2000 TeN was available to approximately 5.5 million cable/DBS households and had approximately 76,000 monthly DISH subscribers to its service.

         On June 1, 1999, New Frontier Media launched Pleasure, a 24-hour adult network that incorporates the most edited standard available in the category. Pleasure competes directly with Playboy's adult network services (Playboy TV, Spice and Spice 2) in the most-edited adult programming category. As of April 30, 2000, Pleasure was available to approximately 4.8 million cable/DBS households.

         On October 27, 1999, the Company completed its acquisition of ITN, IGallery and 90% of CTI. Under the terms of the acquisition, which was accounted for in the accompanying financial statements as a pooling of interests, the Company exchanged 6,000,000 shares of restricted common stock for all of the outstanding stock in ITN and IGallery and 90% of CTI.

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

         IGallery is a leading aggregator and reseller of adult content via the Internet. IGallery aggregates adult-recorded video, live feed video and still photography from adult content studios and distributes to consumers via its membership websites and Pay-Per-View feeds. In addition, IGallery resells its aggregated content to web master affiliates ("content" revenue) and resells its Internet traffic that does not convert into memberships ("sale of traffic" revenue). IGallery maintains a consumer membership base of over 135,000 subscribers to its owned and operated websites.

         CTI has no operations at this time. The Company intends to develop CTI into a payment services gateway that provides various Internet billing options.

RESULTS OF OPERATIONS

                                                     (in millions)
                                                  Twelve Months Ended
                                                        March 31
                                                 ---------------------
                                                    2000       1999
                                                 ---------------------
NET REVENUE
Subscription/Pay-Per-View TV
     Cable/DBS                                       6.3        0.3
     C-Band                                         10.5        9.1
Internet Content Provider
     Membership                                     23.0       15.9
     Content/Sale of Traffic                         7.0        2.2
     Internet Pay-Per-View                           0.5        2.4
Internet Service Provider                            0.6        0.3
Payment Service Provider                               -          -
Corporate Administration                             0.1          -
                                                 ---------------------
  Total                                             48.0       30.2
                                                 =====================
COST OF SALES
Subscription/Pay-Per-View TV                        10.9        9.1
Internet Content Provider                           16.7       12.6
Internet Service Provider                            0.4          -
Payment Service Provider                               -          -
Corporate Administration                               -          -
                                                 ---------------------
  Total                                             28.0       21.7
                                                 =====================

INCOME (LOSS) FROM CONTINUING OPERATIONS
Subscription/Pay-Per-View TV                        (2.1)      (6.5)
Internet Content Provider                            6.4        1.7
Internet Service Provider                           (1.5)       0.2
Payment Service Provider                            (0.4)      (0.1)
Corporate Administration                            (2.1)      (0.8)
                                                 ---------------------
  Total                                              0.3       (5.5)
                                                 =====================

The above table for 2000 is based on the assumption that the companies were combined for the full year, and 1999 has been restated to give effect to the combination.

OVERVIEW

NET REVENUE

         Net Revenue for the Company was $48 million for the year ended March 31, 2000, an increase of 59% from $30.2 million for the year ended March 31, 1999. This improvement is due to increases in net revenue for both the Subscription/PPV TV Group and Internet Content Provider Group. Revenue for the Subscription/PPV TV Group increased to $16.8 million as of the year ended March 31, 2000 from $9.4 million for the year ended March 31, 1999, an increase of 79%, primarily related to the increase in its cable/DBS revenue. Revenue for the Internet Content Provider Group increased to $30.5 million for the year ended March 31, 2000 from $20.5 million for the year ended March 31, 1999, an increase of 49%, primarily related to an increase in membership revenue from its websites.

OPERATING INCOME/(LOSS)

         Operating Income for the Company increased to $.3 million for the year ended March 31, 2000 from an operating loss of $5.5 million for the year ended March 31, 1999. The improvement in operating income is primarily related to the increase in revenue and gross profit margins for both the Subscription/PPV TV and Internet Content Provider Groups. Operating loss for the Subscription/PPV TV Group improved from $6.5 million for the year ended March 31, 1999 to $2.1 million for the year ended March 31, 2000. Operating income for the Internet Content Provider Group increased from $1.7 million for the year ended March 31, 1999 to $6.4 million for the year ended March 31, 2000.

SUBSCRIPTION/PAY-PER-VIEW TV GROUP

NET REVENUE

         Total net revenue for the Subscription/PPV TV Group was $16.8 million for the year ended March 31, 2000 a 79% increase from $9.4 million for the year ended March 31, 1999. Of total net revenue, C-Band net revenue was $10.5 million for the year ended March 31, 2000 compared to $9.1 million for the year ended March 31, 1999, an increase of 15%. Revenue from the Group's Cable/DBS products for the year ended March 31, 2000 was $6.3 million compared to $.3 million for the year ended March 31, 1999, an increase of 2000%. Revenue from the Group's cable/DBS products is responsible for approximately 37% of the Group's total net revenue for the year ended March 31, 2000 compared to 3% for the year ended March 31, 1999.

         The increase in C-Band revenue for the year ended March 31, 2000 is primarily due to an increase in the number of total subscriptions to each of the Company's C-Band networks. Total C-Band subscriptions have increased 11% during the year ended March 31, 2000. However, the total C-Band market declined from
2.0 million to 1.5 million households during the same period. Due to the declining nature of the C-Band market the Company does not expect any significant future growth in its C-Band revenue.

         Increases in the Subscription/PPV TV Group's cable/DBS revenue for the year ended March 31, 2000 are a result of several factors: 1) an increase in distribution of TeN; 2) adding TeN as a PPV service on DISH in addition to its availability on a monthly and yearly subscription basis; 3)the successful launch of Pleasure on DISH; and 4) the successful launch of Extasy on DISH.

         As of March 31, 2000, TeN, was available to 5.3 million addressable cable and DBS households, up from 2.5 million households as of March 31, 1999, an increase of 112% as a result of both the launch of new cable and DBS systems and on-line growth of existing affiliates. In addition, TeN is available on a monthly and annual subscription basis to DBS households via DISH. As of March 31, 2000, TeN had approximately 76,000 monthly DISH subscribers up from 40,000 monthly subscribers as of March 31, 1999, a 90% increase.

         TeN is offered by cable MSOs/DBS providers on a PPV basis with retail rates ranging from $5.95 to $8.99 per block. A block of programming, depending upon the MSO/DBS provider, can range from 90 minutes to 6 hours. TeN's monthly buy rates, which depend upon customer demographics and the number of total adult networks provided by the multi-channel distributor, average 7%-15% per month.

         TeN launched on DISH in September 1998 and was initially available to DISH households only on a monthly and annual subscription basis. In September 1999, TeN was made available to DISH households on both a subscription and PPV basis. In addition, the price of a monthly subscription was increased $5.00 to $19.99. At the time, these two changes resulted in an approximately 50% increase in monthly revenues for TeN. Due to the fact that TeN is now offered on a PPV basis by DISH, the Company does not expect the growth in the number of monthly DISH subscriptions to continue at the same rate as this fiscal year.

         Pleasure was launched on June 1, 1999 on three Time Warner Cable systems and on DISH to a total addressable universe of 2.3 million households. Pleasure has grown to a total of 4.6 million addressable households as of March 31, 2000. In January 2000, New Frontier Media announced that it had signed a corporate carriage agreement with Time Warner Cable for the distribution of Pleasure on its systems. The Subscription/PPV TV Group expects to increase its carriage to a total of 3 million Time Warner Cable households by July 2000, bringing its total Pleasure distribution to approximately 7 million addressable households. Pleasure is offered by cable MSO's/DBS providers on a PPV basis with retail rates ranging from $4.95 to $7.95 per block. Pleasure's buy rates, which depend upon customer demographics and the number of total adult networks provided by the multi-channel distributor, average approximately 5% per month.

         The Subscription/PPV TV Group began to market Extasy on a limited basis to cable MSOs and DBS providers during the fiscal year ended March 31, 2000. In January 2000, DISH launched Extasy on its newest satellite at 110 degrees and made it available to its DISH 500 customers. DISH markets Extasy as both a subscription and PPV service, as well as offering a monthly combination subscription to both Extasy and TeN. As of March 31, 2000, Extasy was available to approximately 1.1 million cable/DBS addressable households. In addition, Extasy had 4,000 monthly DISH subscribers at a retail rate of $24.99 plus 1,300 monthly DISH subscribers to the Extasy/TeN combination package at a retail rate of $34.99.

         Prior to Janury 2000, Extasy had been available to DISH customers through its Sky Vista platform and as of March 31, 2000 had approximately 1,400 monthly Sky Vista subscribers. DISH is discontinuing this platform in May 2000. The Group does not expect to experience any significant financial impact from the loss of these subscribers.

         Extasy is offered by cable MSOs/DBS providers on a PPV basis with retail prices ranging from $7.95 to $9.99 per block. Extasy's buy rates, which depend upon customer demographics and the number of total adult networks provided by the multi-channel distributor, average approximately 12% per month.

         On March 24, 2000, New Frontier Media announced that it had entered into a partnership with Time Warner Cable to provide content for all of its VOD systems. The initial markets covered by the agreement include Honolulu, HI, Austin, TX and Tampa/St. Petersburg, FL. Under the terms of the agreement, New Frontier Media intends to provide up to 30 Pleasure titles per month, 60% of which will be premiere titles, delivered in a VOD-prepped digital library tape ("DLT") format. The technical capability for VOD distribution was deployed late last year by many leading cable operators and represents the next layer of on-demand viewing technology to be placed in the hands of the consumer. VOD enables digital cable consumers to receive instant access to PPV entertainment through their set-top boxes and provides virtual VCR functionality including the ability to pause, fast-forward and rewind programming.

         The Subscription/PPV TV Group anticipates that the VOD market will grow quickly in the future and it expects to be a leader in providing various editing standards of adult content to VOD distribution platforms. Retail rates for VOD content average approximately $6.95 per block, with expected buy rates of 20% for Pleasure content. As of May 2000, the Group had launched to the Honolulu, HI Time Warner Cable system with approximately 25,000 addressable homes.

         The Company launched Erotic Television Clips or ETC on May 17, 2000 as its newest, partially-edited 24-hour per day adult network. ETC's unique formatting provides for thematically organized 90-minute blocks of programming in order to encourage appointment viewing by the PPV adult consumer. The Company has organized its partially-edited content library into 60 thematic categories. Through New Frontier Media's proprietary database technology, approximately eight scenes are organized thematically and programmed into one 90-minute block. ETC delivers 240 unique thematic blocks with over 500 different adult film scenes during a typical month. ETC will be marketed to cable and DBS providers on a PPV basis.

         Management expects that its cable/DBS revenues will continue to increase and the number of addressable households will continue to increase in future periods as it aggressively promotes TeN, Pleasure, ETC and Extasy to additional cable MSO and DBS providers.

COST OF SALES

         Cost of Sales for the Subscription/PPV TV Group was $10.9 million, or 65% of revenue, for the year ended March 31, 2000 as compared to $9.1 million, or 97% of revenue, for the year ended March 31, 1999, an increase of 20%. Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, amortization of content licenses, and call center operations.

         The increase in absolute dollars for cost of sales is primarily due to the following: a) an increase in the amortization of content licenses due to the acquisition of the Pleasure Productions and Metro libraries as well as to the purchase of additional content licenses necessary to program Pleasure, TeN, and Extasy and b) an increase in costs associated with the creation and expansion of the broadcast playout facility in Boulder, Colorado.

         Due to the fact that approximately 70% of the Group's cost of sales are fixed in nature, management does not anticipate any significant increases in cost of sales in future periods with respect to its products that are currently launched. The Group anticipates that Cost of Sales as a percentage of revenue will decline to approximately 50% of net revenue in future periods.

OPERATING INCOME/(LOSS)

         Operating loss for the Subscription/PPV TV Group for the year ended March 31, 2000 was $2.1 million compared to $6.5 million for the year ended March 31, 1999, an improvement of 68%. This decrease in operating loss is primarily due to the 79% increase in revenue combined with a 29% increase in gross profit margin for the year ended March 31, 2000.

         Total operating expenses increased 17% over the year ended March
31, 1999, and declined from 64% of revenue as of March 31, 1999 to 41% of revenue as of March 31, 2000. The slight increase in total operating expenses during the year was primarily due to an increase in payroll and employee benefit costs associated with increased hiring as the Subscription/PPV TV Group has continued to build the infrastructure necessary to support itself, increased commission expenses paid to the Group's sales department as additional addressable households are added, and additional trade show expenses necessary to market the Group's networks.

         The Group's management anticipates that its operating loss will continue to decrease in future periods as its cable/DBS revenue increases. The Group is aggressively promoting TeN, Pleasure, ETC, and Extasy and anticipates additional launch commitments in future periods. The Subscription/PPV TV Group expects that total operating costs will increase in future periods, but will remain approximately 40% of total revenue, as it aggressively expands its marketing and internal creative departments, focuses on branding its networks, and continues to add to its current infrastructure to support its products and customers.

INTERNET CONTENT PROVIDER  (ICP) GROUP

NET REVENUE

         Net Revenue for the ICP Group for the year ended March 31, 2000 was $30.5 million, a 49% increase from $20.5 million for the year ended March 31, 1999.

         Membership revenue was $23.0 million for the year ended March 31, 2000, a 45% increase from $15.9 million for the year ended March 31, 1999. Revenue growth was due to new marketing programs and the addition of a direct sales staff in December 1998.

         Revenue from content sales and the sale of traffic was $7.0 million for the year ended March 31, 2000, a 218% increase from $2.2 million for the year ended March 31, 1999. Revenue growth for the year ended March 31, 2000 was the result of focused marketing programs concentrating on promoting the group's website content and reporting systems, and the addition of a direct sales staff in December 1998.

         Pay-Per-View revenue was $.5 million for the year ended March 31, 2000, a 79% decrease from $2.4 million for the year ended March 31, 1999. This decrease for the year ended March 31, 2000 was expected as the Pay-Per-View subscribers switched to the group's membership products.

         During the year ended March 31, 2000, fourteen additional websites were launched resulting in a total of twenty-seven Company-owned websites. These websites hosted a daily average of 2,000,000 visits at March 31, 2000, a 300% increase from the daily average of 700,000 visits at March 31, 1999. While the daily average visits increased, the conversion rate to new memberships decreased due to management's emphasis on fraud control programs to reduce the level of chargebacks and credits. Monthly membership prices vary among the websites from $20.00 to $30.00. Marketing programs introducing three day trial memberships at prices varying from $2.00 to $3.00 were introduced during the year ended March 31, 2000, which resulted in an average membership price of $15.00 during the quarter ended March 31, 2000.

         Content was sold to 280 webmasters at March 31, 2000, a 233% increase from 90 webmasters at March 31, 1999. The average price for each product was $500 at March 31, 2000, a 50% decrease from $1,000 at March 31, 1999.
Customers purchased an average of three products at both March 31, 2000 and March 31, 1999. Management expects that increased price competition and the effect of more restrictive credit card policies may further reduce the average price for content and will cause a slower growth in revenue from content sales. Management intends to continue to offer additional content through new websites to offset these risks.

         Revenue is earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to other affiliate marketing programs. Due to the increase in traffic to the ICP Group's websites, Management has increased exit traffic sales to other affiliate marketing programs at similar rates paid by the ICP Group for its purchased traffic.

         Management expects a slower growth in membership revenue in the future due to the continued emphasis on fraud control to reduce the level of chargebacks and credits. Revenue from content sales and sale of traffic should continue to increase in future periods.

COST OF SALES

         Cost of sales for the year ended March 31, 2000 was $16.7 million as compared to $12.6 million for the year ended March 31, 1999, an increase of 33%. Cost of sales consists of variable expenses associated with credit card chargebacks, credits, and merchant banking fees; bandwidth; membership acquisition costs and website content. Cost of sales was 55% of revenue for the year ended March 31, 2000. Cost of sales was 61% of revenue for the year ended March 31, 1999. The cost of sales percentage continues to improve due to reductions in communications bandwidth and merchant banking fees.

         The average new membership acquisition payment made to webmasters (i.e., "purchased" traffic) has increased from $30.00 at March 31, 1999 to $40.00 at March 31, 2000. However, the Group's overall new membership acquisition cost when considering both "typed-in" and "purchased" traffic has remained constant at an average of $23.00 per new member. The Group's vanity domain name acquisition strategy has contributed to an increase in new members via "typed-in" traffic and results in no direct acquisition costs. The domain names are amortized over a three to five year period, and this amortization is part of the Group's cost of sales. Management intends to increase its efforts to acquire vanity domain names in the future.

         Credit card chargebacks and credits decreased as a percentage of revenue during the fourth quarter of the fiscal year ended March 31, 2000 due to the implementation of tighter fraud controls by Management in response to Visa and MasterCard organizations' efforts to target chargeback activities of certain industries, including Direct Marketing, Travel Agencies, Outbound Telemarketing Merchants and Videotext (Internet) Merchants. The effect of this effort by Visa and MasterCard has been the elimination of warning periods by these organizations (i.e., fees are assessed without any warning periods) and increased review fees and chargeback fees when chargebacks exceed the chargeback parameters. During the year ended March 31, 2000, the ICP Group incurred additional one-time fees as described above of $.4 million. Management believes that chargebacks and merchant banking fees may increase in future periods; however, cost of sales, as a percentage of revenue, is not expected to increase significantly.

OPERATING INCOME

         Operating income for the year ended March 31, 2000 was $6.4 million compared to $1.7 million for the year ended March 31, 1999, an increase of 276%. The increase in operating income for the year ended March 31, 2000 is primarily due to an increase in revenue combined with an increase in gross profit margin. Operating expense increased approximately 19% for the year ended March 31, 2000 compared to the year ended March 31, 1999. The increases were primarily associated with increased payroll and office facility costs, and increases in advertising costs necessary to promote the Group's websites. The year ended March 31, 2000 included $.4 million of non-recurring costs associated with the sale of the ICP Group to New Frontier Media.

INTERNET SERVICE PROVIDER (ISP) GROUP

NET REVENUE

         Net Revenue for the ISP Group was $.6 million for the year ended March 31, 2000, a 100% increase from $.3 million for the year ended March 31, 1999.

         Revenue for the ISP Group includes income from website hosting and server co-location, sale of bandwidth, and merchant processing. In addition to providing service to the ICP Group, the ISP Group provides services to approximately fifteen other customers. However, approximately 90% of the ISP Group's revenue is derived from the sale of its services to the ICP Group. Revenue for website hosting, server co-location, and for the sale of bandwidth is expected to increase in future periods as the Group completes the upgrade of its ISP facility to a Level One data center and adds sales staff to market the ISP services to other customers.

OPERATING INCOME/LOSS

         Operating loss for the year ended March 31, 2000 was $1.5 million, a decrease of 850% from the operating profit of $.2 million for the year ended March 31, 1999. The operating losses for the year ended March 31, 2000 are a result of the upgrades in process at the ISP facility. These expenses, which are related primarily to payroll, consulting costs, communication upgrades, equipment depreciation and amortization, resulted in additional expenses of $1.2 million for the year ended March 31, 2000.

         Management expects that the ISP Group will continue to have an operating loss at approximately the same rate as that in the year ended March 31, 2000 in future periods until the ISP marketing plan is fully implemented.

PAYMENT SERVICE PROVIDER (PSP) GROUP

         Operating expenses and the loss for the PSP Group for the year ended March 31, 2000 was $.4 million, an increase of 300% from the operating expenses and loss of $.1 million for the year ended March 31, 1999.

         The operating losses for the year ended March 31, 2000 are the result of the additional personnel necessary to initiate the planning and initial implementation of the PSP. Management expects the PSP will continue to have operating losses in future periods.

CORPORATE ADMINISTRATION

         The Corporate Administration segment includes all costs associated with the operation of the public entity known as New Frontier Media, Inc. These costs include legal and accounting expenses, registration and filing fees with NASDAQ and the SEC, investor relations costs, and printing costs associated with public filings. The operating loss for this segment increased from $.8 million for the year ended March 31, 1999 to $2.1 million as of March 31, 2000, an increase of 163%. This increase is primarily related to a 200% increase in legal fees related to the Company's policy to vigorously defend itself against all claims, an increase in consulting costs related to investor and public relations activity, an increase in net interest expense related to its convertible preferred stock, and an increase in printing costs related to the Company's public filings. The Company does not anticipate any increase in its corporate administration costs in future periods.

DEFERRED TAX ASSET

         SFAS 109, "Accounting for Income Taxes" requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized.

         The Company reported pretax profits of $.3 million for the year ended March 31, 2000, a significant improvement from its pre-tax loss of $5.8 million as of March 31, 1999. As of March 31, 2000, the Company has total net deferred tax assets of approximately $4.2 million, which includes a net operating loss carry forward of approximately $9.2 million. Based on the recent history of profits for the year ended March 31, 2000, and the expected profitability of the Company in future periods, the Company provided a valuation allowance for $3.4 million of its net deferred assets, while recognizing the benefit of $.8 million. The Company would need to recognize $2.0 million in pre-tax income in order to recognize this deferred tax asset. Based on the acquisitions made during the year ended March 31, 2000, and the increased profitability of the Subscription/PPV TV Group, the Company expects the deferred tax asset to be realized in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2000, the Company had cash and cash equivalents of $7.3 million, of which $.7 million is restricted, compared to $4.0 million at March 31, 1999. This increase in cash was primarily the result of the issuance of $6.0 million of convertible preferred stock and $3.9 million raised from the exercise of 600,000 of the Company's 1.5 million publicly traded warrants.

         For the year ended March 31, 2000, cash used in operating activities of $.8 million was primarily associated with an increase in prepaid distribution rights of $2.6 million, a decrease in accounts payable of $1.4 million, an increase in accounts receivable of $1.9 million, and an increase in the Company's net deferred tax asset of $.7 million. This use of cash was offset by net income of $1.0 million, depreciation and amortization of $4.2, and an increase in accrued liabilities of $1.2 million. For the year ended March 31, 1999, cash provided by operating activities of $.2 million was primarily associated with depreciation and amortization expense of $2.3 million, an increase in accounts payables of $1.3 million, and an increase in deferred revenue of $2.9 million. This cash provided by operations was offset by a net loss of $5.8 million, an increase in prepaid distribution rights of $1.4 million, and an increase in other assets of $1.1 million. For both years, the increase in prepaid distribution rights was due to the Company's aggressive acquisition of content licenses necessary to program its five networks. The increase in accounts receivable for the year ended March 31, 2000 was due to the increase in revenue for both the Subscription/PPV TV and ICP Groups.

         Cash used in investing activities was $4.6 million for the year ended March 31, 2000. This use of cash was primarily for capital expenditures. Capital expenditures were comprised of broadcast playout equipment, editing equipment, receiver/decoder equipment, computer equipment, and domain name purchases. Cash used in investing activities for the year ended March 31, 1999 was $1.0 million and was primarily comprised of capital expenditures related to broadcast equipment, editing equipment, and computer equipment.

         Cash provided by financing activities was $8.7 million for the year ended March 31, 2000, compared to $2.9 million for the year ended March 31, 1999. Cash provided by financing activities for the year ended March 31, 2000 was attributable to the issuance of $6.0 million of convertible redeemable preferred stock and $3.9 million raised from the exercise of 600,000 of the Company's 1.5 million publicly traded warrants. Cash provided by financing activities for the year ended March 31, 1999 was attributable to a private placement by New Frontier Media which raised $5.2 million offset by a $2.2 million distribution to shareholders of ITN prior to its acquisition by New Frontier Media.

         The Company's material commitments include the payments required under its operating and capital lease agreements and the repayment of its related party obligations. The Company believes that its existing cash balances together with funds generated from operations will be sufficient to satisfy these obligations.

         The Company anticipates the following capital expenditures: 1) The Company will purchase additional broadcast equipment estimated at $1.6 million in order to ensure complete redundancy of its Boulder, Colorado facility as well as to increase storage capacity and improve the broadcast quality of its networks; 2) the Company will purchase approximately $.3 million of receiver/decoder equipment as additional cable carriage is obtained for its TeN, Pleasure, ETC, and Extasy networks during the next 12 months; 3) the Company anticipates capital expenditures for editing equipment and additional computer and communication equipment of approximately $2.0 million; and 4) the Company will upgrade its ISP facility into a level one data center at an estimated cost of $2.0 million. The Company anticipates funding this $2.0 million upgrade to its ISP facility through a lease line commitment.

         The Company will continue to pursue its strategy to purchase additional vanity domain names based on its available cash balances. Based on the availability of cash the Company anticipates spending $.5 to $10 million on domain name acquisitions. The Company estimates a return of capital on these purchases within 18 - 24 months.

         As discussed above, the Company issued 600 shares of 7% Series C Convertible Redeemable Preferred Stock at $10,000 per share to a single institutional investor as of October 14, 1999. The dividends due on this stock are payable in either shares of the Company's common stock or cash. The Company anticipates paying these dividends with shares of its common stock. As of March 31, 2000, 130 shares of the preferred stock had been converted into common stock.

         Per the terms of the agreement, the Preferred Stock may be redeemed in cash by the Holder upon the occurrence of the following triggering events: 1) lapsing of the effectiveness of the underlying shares registration statement for more than three trading days; 2) failure of the Company's Common Stock to be listed for trading on the NASDAQ or on a subsequent market or the suspension of the Common Stock from trading on the NASDAQ or on a subsequent market for more than three trading days; 3) failure of the Company to deliver certificates representing the underlying shares issuable upon a conversion within ten days of a Conversion Date; 4) the Company is a party to any Change of Control transaction as defined in the agreement; 5) failure to cure a breach of any material term of the agreement within the time frame specified in the agreement;
6) failure to pay in full the amount of cash due pursuant to a Buy-In within seven days after notice is delivered; and 7) the Company fails to have available a sufficient number of authorized and unreserved shares of Common Stock to issue upon a conversion.

         New Frontier Media believes that its existing cash and cash generated from operations will be sufficient to satisfy its short term and long term operating requirements.

         The Company, however, may not be able to fund the cash necessary to redeem the Series C Preferred Stock if a triggering event were to occur.

         The Company is a defendant in a lawsuit filed on January 25, 1999, in which the plaintiff seeks to enforce an alleged agreement by the Company to convey to the plaintiff a 70% equity interest in the Company. The plaintiff is also seeking $10 million in liquidated damages and/or unspecified damages. The Company disputes that there exists a binding and enforceable agreement to transfer any equity interest in New Frontier Media. The case has been set for trial on August 14, 2000. The Company will continue to vigorously defend itself against the plaintiff's claims. The loss, if any, cannot be estimated at the present time.

         The Company's continued NASDAQ listing was considered and maintained by a Nasdaq Listing and Qualifications Panel in July, 1999. In accordance with the advice of counsel, the Company had consummated two transactions that were found not to have received advance shareholder approval, as required by the NASD's rules. In August 1999, the NASDAQ Listing and Hearing Review Council called the matter for review "in order to determine whether the Panel's decision to continue the listing of the Company's securities was appropriate ..."

         The Council reversed the Panel's decision to continue listing of the Company's shares, but determined to permit continued listing for a 60-day time period to provide an opportunity for the Company to rescind or restructure the transactions at issue to the Panel's satisfaction. On April 14, 2000, the Company completed a restructuring of the transactions, which involved the contribution to the Company by members of management of $1.3 million in cash and 589,135 shares of the Company stock, for a total consideration of $7,449,155. By letter dated April 24, 2000, the Panel accepted the Company's proposed restructuring and determined that the Company had complied with the terms of the Review Council's exception. The Panel concluded: "Therefore, the Company's securities will continue to be listed on The Nasdaq SmallCap Market."

ITEM 7.  FINANCIAL STATEMENTS.

         The consolidated financial statements of New Frontier Media, Inc. and its subsidiaries, including the notes thereto and the report of independent accountants thereon, commence at page F-1 of this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this Report.

NAME                       AGE            POSITION
----                       ---            --------
Mark H. Kreloff            38             Chairman of the Board, President,
                                          and Chief Executive Officer, New
                                          Frontier Media, Inc. and Colorado
                                          Satellite Broadcasting, Inc.

Michael Weiner             58             Executive Vice President/Corporate
                                          Development, Secretary-Treasurer
                                          and Director, New Frontier Media,
                                          Inc. and Colorado Satellite
                                          Broadcasting, Inc.

Karyn L. Miller            34             Chief Financial Officer, New
                                          Frontier Media, Inc. and Colorado
                                          Satellite Broadcasting, Inc. and
                                          Chief Operating Officer, Colorado
                                          Satellite Broadcasting, Inc.

Koung Y. Wong              47             Director

Edward J. Bonn             48             Director and Chief Executive Officer
                                          Interactive Telecom Network, Inc.

Alan Isaacman              57             Director

Brad Weber                 40             Director and Chief Operating Officer,
                                          Interactive Telecom Network, Inc.

Tom Nyiri                  37             Chief Technology Officer, Colorado
                                          Satellite Broadcasting, Inc.

Ken Boenish                33             Sr. V.P. of Affiliate Sales,
                                          Colorado Satellite Broadcasting, Inc.

Jerry Howard               61             Chief Financial Officer, Interactive
                                          Telecom Network, Inc., Interactive
                                          Gallery, Inc., and Card Transactions,
                                          Inc.

Gregory Dumas              34             President, Interactive Gallery, Inc.

Scott Schalin              33             Chief Operating Officer, Interactive
                                          Gallery, Inc.


         MARK H. KRELOFF. Mr. Kreloff has held the title Chairman and Chief Executive Officer of New Frontier Media, Inc. since the Company's inception in September, 1995. Mr. Kreloff has been actively involved in the cable television, entertainment and computer software industries since 1977. Prior to founding the Company and during the four years immediately preceding his employment with the Company, he was the President of LaserDisc Entertainment, a video disc distribution company; Elmfield IV, Inc., an entertainment production and distribution company, and California Software Partners, L.P., a computer software development and publishing company. Previously, Mr. Kreloff held the title Vice President, Mergers and Acquisitions, with Kidder Peabody & Co. and Drexel Burnham Lambert. From 1983 through 1986, Mr. Kreloff was employed by Butcher & Singer, Inc., a Philadelphia-based investment bank, in a variety of departments including the Cable Television and Broadcast Media Group. From 1977 through 1983, Mr. Kreloff held a variety of positions, including Marketing Director, in his family's cable television system based in New Jersey. Mr. Kreloff is an honors graduate of Syracuse University and holds B.S. degrees in Finance and Public Communications.

         MICHAEL WEINER. Mr. Weiner has been Executive Vice President/Corporate Development and a director of New Frontier Media, Inc. since the Company's inception. Prior to founding the Company, Mr. Weiner was actively involved as a principal and director in a variety of publishing businesses, including a fine art poster company. His background includes 20 years in real estate development and syndication.

         KARYN L. MILLER. Ms. Miller has eleven years of accounting and finance experience and is a licensed CPA in the state of Colorado. Ms. Miller joined New Frontier Media on February 15, 1999 and began her career at Ernst & Young in Atlanta, Georgia. Prior to joining the Company, Ms. Miller was the Corporate Controller for Airbase Services, Inc. a leading aircraft repair and maintenance company. Previous to that, she was the Finance Director for Community Medical Services Organization and Controller for Summit Medical Group, P.L.L.C. Before joining Summit Medical Group, P.L.L.C., Ms. Miller was a Treasury Analyst at Clayton Homes, Inc., a $1 billion company traded on the NYSE. Ms. Miller graduated with Honors with both a Bachelors of Science degree and a Masters in Accounting from the University of Florida.

         KOUNG Y. WONG. Mr. Wong was born in Canton, China in 1952 and immigrated to the United States in 1969 with his family. He earned a Bachelor of Arts degree from City College of San Francisco in 1975, and studied Architecture at the University of California at Berkeley for one year. For the past 23 years, Mr. Wong has been the president and sole shareholder of WAV Entertainment, Inc., a leading electronics hardware and software distribution company based in South San Francisco, California. WAV Entertainment, Inc. includes a 20,000 square-foot corporate headquarters and distribution center and an 8,500 square-foot retail superstore in San Francisco, California. Mr. Wong has been a director of New Frontier Media since the Company's inception in September, 1995.

         EDWARD J. BONN. Mr. Bonn is the founder and CEO of ITN. He became a director of New Frontier Media in June 1999. ITN is a leading Internet technology company that provides turn-key e-commerce solutions, Internet software engineering, bandwith, hosting and credit card processing systems. Mr. Bonn was formerly the Chairman of the Board of Independent Entertainment Group, a California-based, publicly traded, service bureau and information provider. He was also a founder and President of ICOM Group, Inc., an audio text service bureau that specialized in automated credit card processing and fraud control procedures, and is the founder and President of Response Telemedia, Inc., a privately held company offering a variety of 800/900 information and entertainment. Mr. Bonn attended the University of Oregon from 1969-1972 with a focus in International Studies and attended business and accounting classes at UCLA from 1980-1982.

         ALAN ISAACMAN. Mr. Isaacman joined the Company as a Director in November 1999. Mr. Isaacman is a Senior Partner of Isaacman, Kaufman & Painter, Inc. Mr. Isaacman is a renowned litigation attorney based in Los Angeles representing general corporate clients, as well as clients from the media and entertainment industries. He is considered an expert on First Amendment rights and has experience in areas of copyright, antitrust, securities, right to privacy and general entertainment law. Mr. Isaacman has successfully defended clients on First Amendment cases throughout the judicial system up to and including the Supreme Court of the United States. Mr. Isaacman received his undergraduate at Penn State University and received his law degree from Harvard University Law School. He is a Fellow of the American College of Trial Lawyers and is included in the Best Lawyers in America.

         BRADLEY WEBER. Mr Weber is Vice President and Chief Operating Officer of ITN. He joined ITN in 1995 as Executive Vice President and became Chief Operating Officer in January 1998. He became a director of New Frontier Media in October 1999. ITN is a leading Internet technology company that provides turn-key e-commerce solutions, Internet software engineering, bandwidth, hosting, and credit card processing systems. Mr. Weber was formerly Director of Interactive Audiotext Services, Inc., an audio text service bureau and information provider. He was also a founder and CEO of the ICOM Group, Inc., an audit text service bureau that specializes in automated credit card processing and fraud control procedures. Mr. Weber received his undergraduate degree in Economics at Occidental College and received his Masters in Business Administration from California Lutheran University.

         THOMAS W. NYIRI. Mr. Nyiri currently holds the title of Chief Technology Officer for Colorado Satellite Broadcasting. Prior to this position, Mr. Nyiri held the title of General Manager of Colorado Satellite Broadcasting from October 1998 - July 1999 and Management Information Systems Director from August 1997 to September 1998. Before joining Colorado Satellite Broadcasting, Mr. Nyiri spent the prior four years developing consumer e-commerce applications for the Internet. He is a founder of Virtual Dreams, the first recognized adult Internet service. He is considered a pioneer of several Internet consumer interactive services, and has been featured in several prominent publications including Forbes, Wired, and Time Digital.

         KEN BOENISH. Mr. Boenish is a 12-year veteran of the cable television industry. He joined New Frontier Media, Inc. as the Senior Vice President of Affiliate Sales on February 22, 1999. Prior to joining the Company, Mr. Boenish, was employed by Jones Intercable from 1994 - 1999. While at Jones he held the positions of National Sales Manager for Superaudio, a cable radio service serving more than 9 million cable customers. He was promoted to Director of Sales for Great American Country a new country music video service in 1997. While at Great American Country Mr. Boenish was responsible for adding more than 5 million new customers to the service while competing directly with Country Music Television, a CBS cable network. From 1988 - 1994 he sold cable television advertising on systems owned by Time Warner, TCI, COX, Jones, Comcast and other cable systems. Mr. Boenish holds a B.S. degree in Marketing from St. Cloud State University.

         JERRY HOWARD. Mr. Howard has over 35 years of accounting and finance experience. He joined ITN in 1994 as Controller and has held the title of CFO for ITN and IGallery since 1997. Mr. Howard also holds the title of CFO for CTI. Prior to joining ITN, Mr. Howard held various financial and accounting positions, including seven years with Arthur Young and Company, 14 years with Sprint, and four years as founder, president and CEO of Quintessential Solutions, Inc., a leading decision support software maker. Mr. Howard holds a B.S. degree in Business Administration from Drake University and is a CPA.

         GREGORY DUMAS. Mr. Dumas has served as President of Interactive Gallery, Inc. since its formation in 1996. Prior to IGallery, Mr. Dumas served as the Vice President of Marketing for Larry Flynt Publications, Inc. (LFP). During Mr. Dumas' tenure at LFP, the flagship title, Hustler, was launched on the Internet as Hustler Online. This online publication became one of the first membership websites whose revenue was derived from recurring memberships instead of advertising. Other titles, both adult and non-adult, were subsequently launched with the same success. On the heels of the success at LFP, Mr. Dumas joined Internet Entertainment Group as its Director of Sales and Marketing and was integral in the launch of the Club Love web site that became one of the earlier entrepreneurial Internet success stories. Club Love used a similar business model as Hustler Online and quickly became both popular and profitable. Seeing the opportunity to create a company that could provide both consumer-level adult entertainment and wholesale content to other adult websites, Mr. Dumas founded IGallery with Mr. Weber, Mr. Bonn, and Mr. Schalin. Mr. Dumas has earned a B.A. in English and History and a M.A. in Organizational Management.

         SCOTT SCHALIN. Mr. Schalin began his career in broadcasting working for Stephen J. Cannell Productions as a Production Coordinator for the television show, 21 Jump Street. Mr. Schalin later worked as a freelance writer and editor for such publications as SPIN, Billboard, Request and Music Connection magazines, and became an Editor of Hustler Magazine. While working at Larry Flynt Publications, Mr. Schalin helped launch several successful magazines, including Barely Legal, and was promoted to Executive Editor of Chic magazine. In January, 1996, Mr. Schalin was recruited by Internet Entertainment Group ("IEG") to help launch their flagship web site, Club Love which quickly became one of the most popular web sites in the world. In June of that year, Mr. Schalin left IEG to become the Creative Director of ITN's new online division, IGallery. A year later, Mr. Schalin was promoted to Chief Operating Officer of IGallery while still overseeing Creative Directorial duties. Today, Mr. Schalin manages the day-to-day operations, creative production, sales and marketing aspects of IGallery. Mr. Schalin attended California State University Northridge and has a B.A. in Journalism.

         No director or executive officer of the Company is related to any other director or executive officer. None of the Company's officers or directors hold any directorships in any other public company. There are currently two outside directors on the Company's Board of Directors. The Company's compensation committee is comprised of Messrs. Bonn, Isaacman, and Wong. The Company's audit committee is comprised of Messrs. Isaacman, Bonn and Wong.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Pursuant to Section 16 of the Exchange Act, the Company's Directors and executive officers and beneficial owners of more than 10% of the Company's Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended March 31, 2000, except that: (i) Mr. Nyiri, Mr. Bonn, Ms. Miller, Mr. Weber, Mr. Howard, Mr. Schalin, Mr. Dumas, Mr. Boenish, Mr. Isaacman and Mr. Wong each filed one late Form 3; (ii) Mr. Weber, Mr, Bonn, Mr. Weiner and Mr. Kreloff each filed one late Form 4 regarding one transaction; and (iii) Mr. Kreloff, Mr. Weiner, Mr. Weber, Mr. Bonn, Mr. Dumas and Mr. Issaacman each filed one late report Form 5 regarding one transaction.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following table sets forth the annual compensation paid to the CEO and the four highest compensated persons acting as an Executive Officer for the fiscal years ended March 31, 2000, 1999 and 1998.

                           SUMMARY COMPENSATION TABLE


                              ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                     -----------------------------------        ------------------------------------
                                                                OTHER       SECURITIES          ALL
NAME AND                    YEAR                                ANNUAL      UNDERLYING         OTHER
PRINCIPAL POSITION      COMPENSATION   SALARY($)   BONUS($)  COMPENSATION  OPTIONS/SARS     COMPENSATION
                                                                ($)(1)          (#)            ($)(2)
-----------------------------------------------------------------------------------------------------------
Mark H. Kreloff,           2000        117,134      37,212        --          275,000             730
  CEO, Pres., and          1999        103,750          --        --          269,000             730
  Chairman.............    1998         39,167      75,000        --               --              --

Jerry Howard, CFO of       2000        100,228     134,970        --           75,000           9,697
  ITN, IGallery, CTI...    1999         99,057      67,468        --               --          11,307
                           1998         76,327      34,520        --               --             611

Brad Weber, COO of         2000        152,500      27,500        --           25,000          15,533
  ITN..................    1999        180,000          --        --               --           9,764
                           1998        180,000          --        --               --              99

Gregory Dumas, President   2000         89,985     111,000        --          125,000           8,273
  of IGallery..........    1999         72,000     117,313        --               --          16,107
                           1998         66,000      74,119        --               --             800

Scott Schalin, COO of      2000        108,077     111,000        --           50,000           8,954
  IGallery.............    1999         80,000     103,374        --               --          15,312
                           1998         80,000      36,613        --               --             915

-----------------------------------------------------------------------------------------------------------

(1) While each Executive Officer enjoys certain other perquisites, such perquisites do not exceed the lesser of either $50,000 or 10% of each Executive Officer's salary and bonus.

(2) The amount shown for Mr. Kreloff is related to premiums paid for life insurance. All Other Compensation for the other Executuve Officers includes amounts contributed to the ITN 401(k) Plan on behalf of the Executive Officers.

                    STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

NAME            NUMBER OF SECURITIES         % OF TOTAL OPTIONS       EXERCISE OR BASE   EXPIRATION
                UNDERLYING OPTIONS GRANTED   GRANTED TO EMPLOYEES     PRICE ($/SH)       DATE
                (# OF SHARES)                IN 3/31/00
---------------------------------------------------------------------------------------------------
Mark Kreloff    250,000 (1)                  14%                        $ 4.00             12/30/09
Mark Kreloff     25,000 (2)                   1%                        $ 5.00               1/7/10
Jerry Howard     75,000 (3)                   4%                        $ 4.14             12/30/09
Brad Weber       25,000 (2)                   1%                        $ 5.00               1/7/10
Gregory Dumas    50,000 (3)                   3%                        $ 4.14             12/30/09
Gregory Dumas    25,000 (4)                   1%                        $ 5.50             10/27/03
Gregory Dumas    25,000 (4)                   1%                        $ 7.00             10/27/03
Gregory Dumas    25,000 (4)                   1%                        $10.00             10/27/03
Scott Schalin    50,000 (3)                   3%                        $ 4.14             12/30/09
---------------------------------------------------------------------------------------------------

(1) On December 30, 1999, the Company granted options to Mr. Kreloff and other executive officers and key employees to purchase common stock of the Company under the Company's 1999 Incentive Stock Option Plan. Mr. Kreloff's options vest at a rate of 50% per year, commencing December 30, 2000 and expire ten years from the grant date, subject to early termination in certain circumstances.
(2) On January 7, 2000, the Company granted options to Mr. Kreloff, Mr. Weber and other executive officers to purchase common stock of the Company under the Company's 1999 Incentive Stock Option Plan. Mr. Kreloff's and Mr. Weber's options vest at a rate of 50% per year, commencing January 7, 2001 and expire ten years from the grant date, subject to early termination in certain circumstances.
(3) On December 30, 1999, the Company granted options to Mr. Howard, Mr. Dumas, Mr. Schalin and other executive officers and key employees to purchase common stock of the Company under the Company's 1999 Incentive Stock Option Plan. Mr. Howard's, Mr. Dumas', and Mr. Schalin's options vest at a rate of 33% per year, commencing December 30, 2000 and expire ten years from the grant date, subject to early termination in certain circumstances.
(4) On October 27, 1999, the Company granted warrants to Mr. Dumas to purchase common stock of the Company. Mr. Dumas' warrants vest at a rate of 33% per year, commencing October 27, 2000 and expire four years from the grant date, subject to early termination in certain circumstances.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

NAME              SHARES ACQUIRED    VALUE         NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                  ON EXERCISE (#) REALIZED ($)    UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                   OPTIONS AT FY-END (#)          AT FY-END ($) (1)
                                                ---------------------------   ---------------------------
                                                EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
---------------------------------------------------------------------------------------------------------
Mark Kreloff          -           -             223,000       321,000         $2,369,375    $2,560,625
Jerry Howard          -           -                -           75,000               -       $  561,525
Brad Weber            -           -                -           25,000               -       $  165,625
Gregory Dumas         -           -                -          125,000               -       $  683,725
Scott Schalin         -           -                -           50,000               -       $  374,350
---------------------------------------------------------------------------------------------------------

(1) The dollar value of each exercisable and unexercisable option was calculated by multiplying the number of shares of common stock underlying the option by the difference between the exercise price of the option and the closing price of the Company's common stock on March 31, 2000 ($11.625).

COMPENSATION OF DIRECTORS

         The Company only compensates its outside Board of Director members for their services. The Company paid Alan Isaacman $10,000 for his services. Additionally, the Company issued 25,000 options to purchase stock to Alan Isaacman and Koung Wong each for their services.

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

         The Company has an Employment Agreement with Jerry D. Howard which ends on March 31, 2003. The Agreement provides for the payment of an annual base salary of not less than $100,000. The Agreement also provides for an annual incentive bonus equal to .62% of the amount by which IGallery's annual gross revenue exceed $20,000,000, but less than $40,000,000. The Agreement provides for the one-time issuance of 75,000 non-statutory stock options to Mr. Howard at the fair market value on the date of grant. The options are to vest over three years, except upon change of control of the Company, as defined in the Agreement or upon the death or disability of Mr. Howard, the discharge of Mr. Howard without cause or the resignation of Mr. Howard for "good reason", as defined in the Agreement. The Agreement further provides for the payment to Mr. Howard upon the occurrence of any of the above events of a lump sum equal to his annual base salary and bonus. In addition, if the terminating event occurs on or before September 30, 2000, the Company is to pay Mr. Howard an additional $100,000.

         The Company has an Employment Agreement with Bradley A. Weber which ends on March 31, 2003. The Agreement provides for the payment of an annual base salary of not less than $115,000, and will not be less than the base salary paid to any other executive of ITN or New Frontier Media during the term of his Agreement. The Agreement also provides for an annual incentive bonus equal to:
(a) 30% of his annual base salary if New Frontier Media's EBITDA is at least $1 million; (b) 50% of his annual base salary if New Frontier Media's EBITDA is at least $2 million; or (c) 100% of his annual base salary if New Frontier Media's EBITDA is at least $4 million. The Agreement also provides for a monthly commission equal to .3% of the first $22 million of revenues earned by IGI, which is applied against and reduced on a dollar-for-dollar basis on any bonus received by Mr. Weber under the annual incentive bonus scheme above. The Agreement provides for long-term incentive plans and programs applicable generally to other peer executives of ITN and/or New Frontier Media. The Agreement further provides for the payment to Mr. Weber upon the change of control of the Company, as defined in the Agreement or upon the death or disability of Mr. Weber, the discharge of Mr. Weber without cause or the resignation of Mr. Weber for "good reason", as defined in the Agreement, a lump sum equal to his annual base salary and bonus. In addition, if the terminating event occurs on or before September 30, 2000, the Company is to pay Mr. Weber an additional $100,000.

         The Company has an Employment Agreement with Gregory Dumas which ends on March 31, 2003. The Agreement provides for the payment of an annual base salary of not less than $110,000. The Agreement also provides for an annual incentive bonus equal to .62% of the amount by which IGallery's annual gross revenue exceed $20 million, but less than $40 million, and 1% of the amount of IGallery's annual gross revenues that exceed $40 million. The Agreement provides for the one-time issuance of 50,000 non-statutory stock options to Mr. Dumas at the fair market value on the date of grant. The options are to vest over three years, except upon change of control of the Company, as defined in the Agreement or upon the death or disability of Mr. Dumas, the discharge of Mr. Dumas without cause or the resignation of Mr. Dumas for "good reason", as defined in the Agreement. The Agreement further provides for the payment to Mr. Dumas upon the occurrence of any of the above events of a lump sum equal to his annual base salary and bonus. In addition, if the terminating event occurs on or before September 30, 2000, the Company is to pay Mr. Dumas an additional $100,000.

         The Company has an Employment Agreement with Scott Schalin which ends on March 31, 2003. The Agreement provides for the payment of an annual base salary of not less than $110,000. The Agreement also provides for an annual incentive bonus equal to .62% of the amount by which IGallery's annual gross revenue exceed $20 million, but less than $40 million, and 1% of the amount of IGallery's annual gross revenues that exceed $40 million. The Agreement provides for the one-time issuance of 50,000 non-statutory stock options to Mr. Schalin at the fair market value on the date of grant. The options are to vest over three years, except upon change of control of the Company, as defined in the Agreement or upon the death or disability of Mr. Schalin, the discharge of Mr. Schalin without cause or the resignation of Mr. Schalin for "good reason", as defined in the Agreement. The Agreement further provides for the payment to Mr. Schalin upon the occurrence of any of the above events of a lump sum equal to his annual base salary and bonus. In addition, if the terminating event occurs on or before September 30, 2000, the Company is to pay Mr. Schalin an additional $100,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of March 31, 2000, the number and percentage of shares of outstanding Common Stock owned by each person owning at least 5% of the Company's Common Stock, each officer and director owning stock, and all officers and directors as a group:


NAME AND ADDRESS OF                                                NUMBER OF SHARES
BENEFICIAL OWNER                                                  BENEFICIALLY OWNED        PERCENT
---------------------                                            --------------------      ---------
Mark H. Kreloff...............................................        1,457,307 (1),(2)         7%
5435 Airport Blvd., Suite 100
Boulder, CO  80301

Michael Weiner................................................          745,400 (1),(3)         4%
5435 Airport Blvd., Suite 100
Boulder, CO  80301

Koung Y. Wong.................................................           58,500 (4)             *
168 Beacon St.
South San Francisco, CA 94080

Edward Bonn...................................................        4,189,157 (1)            20%
15303 Ventura Blvd., Suite 675
Sherman Oaks, CA 91403

Brad Weber....................................................        1,806,506 (1)             9%
15303 Ventura Blvd., Suite 675
Sherman Oaks, CA 91403

Jerry Howard..................................................            4,337                 *
15303 Ventura Blvd., Suite 675
Sherman Oaks, CA 91403

SAC Capital...................................................        1,211,600                 6%
777 Long Ridge Road
Stamford, CT 06902

All officers and directors as a group
(6 persons)...................................................        8,261,207                40%
                                                                    -----------             ------
   Total......................................................        9,472,807                46%
                                                                    ===========             ======

* Less than 1%.

(1) This amount represents common stock ownership as of 3/31/00. As such it includes the 147,284 shares of common stock that each Officer contributed to the Company in April 2000 as part of the settlement reached with NASDAQ to continue the listing of the Company's securities.

(2) Includes the right to acquire 223,000 shares of common stock within 60 days upon the exercise of employee stock options and warrants.

(3) Includes the right to acquire 190,000 shares of common stock within 60 days upon the exercise of employee stock options and warrants.

(4) Includes the right to acquire 50,000 shares of common stock within 60 days upon the exercise of employee stock options and warrants.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On March 2, 1998, the Company loaned Laramie Capital LLC, an entity controlled by Messrs. Mark Kreloff and Michael Weiner, $100,000 in the form of a promissory note receivable. The note bore interest at 8% per annum. In March 1999, the note plus accrued interest was repaid.

         The Company leased certain equipment and office space via entities controlled by Mr. Kreloff on a month to month basis. During the year ended March 31, 1999 the Company paid $52,425 to these entities relating to these leases. The leases have since been terminated.

         The Company's subsidiary, IGallery, purchased several vanity domain names from an entity controlled by Mr. Edward Bonn prior to the Company's acquisition of IGallery. This purchase was financed through a note payable. This note payable has a balance due of $809,000 as of March 31, 2000. The note and related interest is payable in 2001. Interest is calculated at prime rate.

         The Company owed Messrs. Brad Weber and Edward Bonn $671,828 as of March 31, 2000 for amounts earned by them prior to the acquisition date of October 27, 1999. These amounts are non-interest bearing and are payable on demand.

         The Company owed Mr. Bonn $700,000 as an unsecured note payable as of March 31, 1999. The note bore interest at 4% per annum and had no stated maturity date. The balance of this note payable is $0 as of March 31, 2000.

         The Company loaned Mr. Nyiri $87,000 in fiscal 1999. This amount was repaid during the fiscal year ended March 31, 2000. The loan was non-interest bearing.

         The Company paid $72,000 to Isaacman, Kaufman, & Painter during the fiscal year ended March 31, 2000 for legal services provided by Mr. Isaacman and his associates.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS
NUMBER                           DESCRIPTION
------                          -------------
 3.01  --Articles of Incorporation of Company, with Amendment*

 3.02  --First Amended Bylaws of Company*

 4.01  --Form of Common Stock Certificate*

 4.02 --Certificate of Designation of Preferences, Rights and Limitations of 7% Series C Convertible Preferred Stock filed with the State of Colorado on October 14, 1999*****

10.01 --Asset Purchase Agreement Among the Company, CSB, Fifth Dimension Communications (Barbados) Inc., and Merlin Sierra, Inc.*

10.02  --Asset Purchase Agreement Among the Company, CSB, and 1043133 Ontario
         Inc.*

10.03  --Asset Purchase Agreement Among the Company, CSB, and 1248663 Ontario
         Inc.*

10.04 --Settlement and Stock and Warrant Transfer Agreement, dated June 16, 1998, by and among the Company, BIG, Quarto Holdings, Inc., New Frontier Media, Inc., Mark Kreloff, Michael Weiner, Andrew Brandt, and Scott Wussow**

10.05 --Convertible Preferred Stock Purchase Agreement dated as of September 30, 1999, by and between the Company and JNC Opportunity Fund Ltd.*****

10.06 --Warrant Agreement dated as of September 30, 1999 by and between the Company and JNC Opportunity Fund Ltd.*****

10.07  --Form of Warrant Agreement.*****

10.08 --Employment Agreement, dated December 22, 1998, by and between the Company and Mark Kreloff.****

10.09 --Employment Agreement, dated December 22, 1998, by and between the Company and Michael Weiner.****

10.10 --Office Lease Agreement, dated August 12, 1998, for premises at 5435 Airport Boulevard, Boulder CO.***

10.11  --Content License Agreement with Pleasure Products LLC***

10.12 --Stock Purchase Agreement by and between Edward J. Bonn, Bradley A. Weber, and Jerry D. Howard and the Company, dated August 19, 1999******

10.13 --Employment Agreement, dated October 27, 1999, by and between Interactive Gallery, Inc. and Gregory Dumas*******

10.14 --Employment Agreement, dated October 27, 1999, by and between Interactive Gallery, Inc. and Scott Schalin*******

10.15 --Employment Agreement, dated October 27, 1999, by and between Interactive Telecom Network, Inc. and Jerry Howard*******

10.16 --Employment Agreement, dated October 27, 1999, by and between Interactive Telecom Network, Inc. and Brad Weber*******

10.17 --Employment Agreement, dated October 27, 1999, by and between Interactive Telecom Network, Inc. and Edward Bonn*******

10.18 --Employment Agreement, dated August 1, 1999, by and between the Company and Karyn Miller*******

10.19 --Employment Agreement, dated February 22, 1999, by and between Colorado Satellite Broadcasting, Inc. and Ken Boenish*******

10.20 --Employment Agreement, dated December 31, 1998, by and between the Company and Tom Nyiri*******

10.21 --Promissory Note between Interactive Gallery, Inc. and Net Play Media, Inc.*******

21.01  --Subsidiaries of the Company*******

27.01  --Financial Data Schedule.


* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-35337)

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.

*** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

**** Incorporated by reference to the Company's Registration Statement No. 333-75733 on Form S-3 filed on April 6, 1999.

***** Incorporated by reference to the Company's Registration Statement on Form S-3 filed November 12, 1999 (File No. 333-35337).

****** Incorporated by reference to the Company's Proxy Statement Form 14A filed on October 13, 1999.

*******  Filed with this Form 10KSB.

REPORTS ON FORM 8-K

         The Company did not file any Forms 8-K during the quarter ended March 31, 2000.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    NEW FRONTIER  MEDIA, INC.

                                                    /s/ Mark H. Kreloff
                                                    ----------------------------
                                                    Mark H. Kreloff
                                                    Chairman of the Board of
                                                    Directors, President and
                                                    Chief Executive Officer

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name and Capacity                                             Date
------------------------                                   -----------
/s/  Mark H. Kreloff                                             , 2000
-----------------------------------
Name: Mark H. Kreloff
Title: Chairman of the Board of Directors,
President and Chief Executive Officer
(Principal Executive Officer)

/s/  Michael Weiner                                              , 2000
-----------------------------------
Name: Michael Weiner
Title: Director, Executive Vice President/
Corporate Development, Secretary and Treasurer

/s/  Karyn Miller                                                , 2000
-----------------------------------
Name: Karyn Miller
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/  Edward Bonn                                                 , 2000
-----------------------------------
Name: Edward Bonn
Title: Director

/s/  Koung Y. Wong                                               , 2000
-----------------------------------
Name: Koung Y. Wong
Title: Director

/s/  Alan Isaacman                                               , 2000
-----------------------------------
Name:  Alan Isaacman
Title: Director

/s/  Bradley Weber                                               , 2000
-----------------------------------
Name:  Bradley Weber
Title: Director

                               NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----

Independent Auditors' Report........................................  F-2 - F-3

Consolidated Balance Sheets.........................................  F-4 - F-5

Consolidated Statements of Operations...............................     F-6

Consolidated Statements of Changes in Shareholders' Equity..........     F-7

Consolidated Statements of Cash Flows...............................  F-8 - F-9

Notes to Consolidated Financial Statements.......................... F-10 - F-22

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
New Frontier Media, Inc. and Subsidiaries

We have audited the consolidated balance sheet of New Frontier Media, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Interactive Gallery, Inc., Interactive Telecom Network, Inc. (100% owned subsidiaries) or Card Transactions, Inc (90% owned subsidiary), which statements reflect total assets of 26 percent at March 31, 2000 and revenues of 65 percent and 69 percent for the years ended March 31, 2000 and 1999 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Interactive Gallery, Inc., Interactive Telecom Network, Inc., and Card Transactions, Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Media, Inc. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999 in conformity with generally accepted accounting principles.

We previously audited and reported on the consolidated statement of operations and cash flows of New Frontier Media, Inc. and subsidiaries for the year ended March 31, 1999, prior to their restatement for the 1999 pooling of interests. The contribution of New Frontier Media, Inc. and subsidiaries to revenues was $9,452,423 and to net income (loss) was ($7,581,124) of the respective restated totals. Separate financial statements of the other companies included in the 1999 restated consolidated statement of operations and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheet as of March 31, 2000 and statements of operations and cash flows for the years ended March 31, 2000 and 1999, after restatement for the 1999 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of notes to consolidated financial statements.

As discussed in Note 18 to the financial statements, the Company is involved in litigation. The ultimate outcome of this matter cannot presently be determined until the court has ruled on the action.

                                               SPICER, JEFFRIES & CO.
Denver, Colorado
May 23, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Interactive Gallery, Inc.
Interactive Telecom Network, Inc.
Card Transactions, Inc. and subsidiaries

We have audited the accompanying combined balance sheet of Interactive Gallery, Inc., Interactive Telecom Network, Inc., and Card Transactions, Inc. and subsidiaries as of March 31, 2000, and the related combined statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended March 31, 2000. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Interactive Gallery, Inc., Interactive Telecom Network, Inc., and Card Transactions, Inc. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2000 in conformity with generally accepted accounting principles.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 2, 2000

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                    IN (000s)

                                 MARCH 31, 2000

                                     ASSETS

                                                                           2000
                                                                  --------------
CURRENT ASSETS:
   Cash and cash equivalents, including restricted cash
     of $684,665 (Note 1)                                                 $7,329
   Accounts receivable                                                     2,996
   Prepaid distribution rights (Note 1)                                    1,531
   Prepaid expenses                                                          975
   Deferred tax asset (Note 6)                                               750
   Other                                                                     597
                                                                  --------------

          TOTAL CURRENT ASSETS                                            14,178
                                                                  --------------

FURNITURE AND EQUIPMENT, at cost (Note 1)                                 12,832
   Less: accumulated depreciation and amortization                        (3,693)
                                                                  --------------

          NET FURNITURE AND EQUIPMENT                                      9,139
                                                                  --------------
OTHER ASSETS:

   Prepaid distribution rights (Note 1)                                    6,776
   Goodwill, less accumulated amortization of $1,345,404
     (Note 1)                                                              5,015
   Available for sale securities (Note 1)                                    188
   Other                                                                     992
                                                                  --------------

          TOTAL OTHER ASSETS                                              12,971
                                                                  --------------

TOTAL ASSETS                                                             $36,288
                                                                  ==============

 The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                    (IN 000s)
                                 MARCH 31, 2000

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            2000
                                                                     -----------
CURRENT LIABILITIES:
  Accounts payable                                                       $ 1,079
  Current portion of obligations under capital lease (Note 12)               918
  Deferred revenue (Note 1)                                                3,999
  Reserve for chargebacks/credits                                            452
  Due to related party (Note 10)                                              12
  Distribution payable to shareholders                                       672
  Other accrued liabilities                                                2,573
                                                                     -----------
          TOTAL CURRENT LIABILITIES                                        9,705
                                                                     -----------
LONG-TERM LIABILITIES:
  Obligations under capital leases (Note 12)                               1,120
  Note Payable-related parties (Note 10)                                     809
  Series C redeemable preferred stock (Note 11)                            4,073
  Other                                                                       74
                                                                     -----------

     TOTAL LONG-TERM LIABILITIES                                           6,076
                                                                     -----------
         TOTAL LIABILITIES                                                15,781
                                                                     -----------

SHAREHOLDERS' EQUITY (Notes 1 and 4):
   Common stock, $.0001 par value, 50,000,000                                  2
    shares authorized, 20,524,636 shares issued and outstanding
   Preferred stock, $.10 par value, 5,000,000 shares authorized:
     Class A, no shares issued and outstanding                                 -
     Class B, no shares issued and outstanding                                 -
     Additional paid-in capital                                           34,500
   Minority interest in subsidiary (Notes 1 and 2)                           (56)
   Other comprehensive income (loss) (Note 9)                               (438)
   Deficit                                                               (13,501)
                                                                     -----------

          TOTAL SHAREHOLDERS' EQUITY                                      20,507
                                                                     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $36,288
                                                                     ===========


 The accompanying notes are an integral part of the audited consolidated financial statements.

                                       F-5

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN 000s)

                                                                              Year ended March 31,
                                                                    --------------------------------------
                                                                            2000                      1999
                                                                    ------------              ------------
SALES, net                                                               $47,988                   $30,195

COST OF SALES                                                             28,032                    21,661
                                                                 ---------------           ---------------
GROSS MARGIN                                                              19,956                     8,534
                                                                 ---------------           ---------------
OPERATING EXPENSES:
  Occupancy and equipment                                                  2,101                     1,100
  Legal and professional                                                   1,577                       652
  Advertising and promotion                                                5,218                     5,148
  Salaries, wages and benefits                                             6,943                     3,850
  Communications                                                             382                       239
  General and administrative                                               1,583                     1,498
  Goodwill amortization                                                      635                       626
  Consulting                                                                 624                       602
                                                                 ---------------           ---------------
          TOTAL OPERATING EXPENSES                                        19,063                    13,715
                                                                 ---------------           ---------------
OTHER INCOME (EXPENSE):
  Income (loss) on trading securities                                          6                        (5)
  Interest income                                                            170                        36
  Interest expense                                                          (778)                     (365)
                                                                 ---------------           ---------------

          TOTAL OTHER INCOME (EXPENSE)                                      (602)                     (334)
                                                                 ---------------           ---------------

          INCOME (LOSS) FROM CONTINUING OPERATIONS                           291                    (5,515)
                                                                 ---------------           ---------------
DISCONTINUED OPERATIONS:
  Loss from operations of discontinued subsidiaries                            -                      (179)
  Loss on disposal of discontinued subsidiaries                               (4)                     (138)
                                                                 ---------------           ---------------

NET INCOME (LOSS) BEFORE MINORITY INTEREST                                   287                    (5,832)
                                                                 ---------------           ---------------

  Minority interest in loss of subsidiary                                     45                        12
                                                                 ---------------           ---------------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                          332                    (5,820)

  Benefit (provision) for income taxes                                       750                       (15)
                                                                 ---------------           ---------------

NET INCOME (LOSS)                                                        $ 1,082                   $(5,835)
                                                                 ===============           ===============
BASIC EARNINGS (LOSS) PER COMMON SHARE
   FROM CONTINUING OPERATIONS (Note 1 and 3)                             $   .02                   $  (.42)
                                                                 ===============           ===============
DILUTED EARNINGS (LOSS) PER COMMON SHARE
   FROM CONTINUING OPERATIONS (Note 1 and 3)                             $   .01                   $  (.42)
                                                                 ===============           ===============
BASIC AND DILUTED NET LOSS PER COMMON SHARE
   FROM DISCONTINUED OPERATIONS (Note 1 and 3)                           $   .00                   $  (.02)
                                                                 ===============           ===============
BASIC EARNINGS (LOSS) PER COMMON SHARE (Note 1 and 3)                    $   .06                   $  (.44)
                                                                 ===============           ===============
DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 1 and 3)                  $   .05                   $  (.44)
                                                                 ===============           ===============

     The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       YEARS ENDED MARCH 31, 2000 AND 1999

                                                                            (in 000s)
                                                 COMMON STOCK               ADDITIONAL        (in 000s)
                                               $.0001 PAR VALUE              PAID-IN        COMPREHENSIVE     (in 000s)
                                             SHARES       AMOUNTS            CAPITAL        INCOME (LOSS)      DEFICIT
                                          --------------------------      -----------------------------------------------
BALANCES, March 31, 1998                     6,542,000    $ 654             $12,265              $  0         $(9,869)

Issuance of common stock for ITN/IGI/CTI
acquisition                                  6,000,000      600               3,147

Conversion of debentures plus accrued
interest into common stock                   2,474,184      247               1,826

Exercise of warrants                           135,000       14                 470

Issuance of common stock for license
agreement                                      700,000       70               2,184

Issuance of common stock for services           78,333        8                 237

Issuance of common stock in private
placement, less offering costs of $514,323   2,610,000      261               4,705

Sale of discontinued subsidiary                      -                       (1,121)                            1,121

Net loss                                             -                            -                            (5,835)
                                            ---------------------------------------------------------------------------
BALANCES, March 31, 1999                    18,539,517    1,854              23,713                 0         (14,583)

Conversion of series C redeemable
preferred stock plus interest into
common stock and issuance of warrants          187,813       19               2,162

Exercise of warrants                         1,166,681      116               5,373

Exercise of stock options                      125,625       13                 126

Issuance of common stock for settlement
of lawsuit                                       5,000        1                  23

Issuance of common stock for license
agreement                                      500,000       50               3,938

Unrealized losses on available-for-sale
securities                                                                                       (438)

Distribution to shareholders in connection
with the elimination of related party
balances                                                                        (14)

Distribution to shareholders (including
distribution payable of $671,828)                                              (821)

Net income                                                                                                      1,082
                                            ---------------------------------------------------------------------------
BALANCES, March 31, 2000                    20,524,636   $2,053             $34,500             $(438)       $(13,501)
                                            ===========================================================================

     The accompanying notes are an integral part of the audited consolidated financial statements.

                                       F-7

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN 000s)

                                                                                      Year ended March 31,
                                                                             -----------------------------
                                                                            2000                      1999
                                                                    ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income  (loss)                                                       $ 1,082                   $(5,835)
   Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
         Conversion of interest to common stock                               89                        76
         Accretion of interest                                               125                         -
         Stock issued for services                                            23                         9
         Gain on disposal of subsidiary                                        -                       (67)
         Depreciation and amortization                                     4,167                     2,331
         (Gain) Loss on securities                                            (6)                        5
         (Decrease) Increase in accounts payable                          (1,420)                    1,313
         (Increase) Decrease in accounts receivable                       (1,950)                      363
         Decrease in inventories                                               -                       182
         Increase in prepaid distribution rights                          (2,634)                   (1,369)
         Increase in other assets                                            (72)                   (1,098)
         Increase in other accrued liabilities                             1,247                       698
         Minority interest in loss of subsidiary                             (45)                      (12)
         (Increase) Decrease in deposits                                    (117)                       93
         (Decrease) Increase in deferred revenue, net                       (269)                    2,911
         Increase (Decrease) in reserve for chargebacks                     (246)                      447
         Increase in accrued guaranteed payments                              23                       119
         Decrease in royalties payable                                       (24)                       (8)
         Increase in deferred tax asset                                     (750)                        -
                                                                    ------------          ----------------

          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (777)                      158
                                                                    ------------          ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of equipment and furniture                                    (4,699)                   (1,196)
   Decrease in notes receivable - related party                                -                       100
   Proceeds from trading securities                                           56                       138
                                                                    ------------          ----------------

          NET CASH USED IN INVESTING ACTIVITIES                           (4,643)                     (958)
                                                                    ------------          ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments on capital lease obligations                                    (865)                     (552)
   Payment of related party notes payable                                 (1,598)                     (802)
   Payments on note payable                                                    -                      (500)
   Issuance of common stock                                                5,522                     6,935
   Issuance of Series C preferred stock                                    6,000                         -
   Distribution to shareholders                                             (150)                   (2,208)
   Increase in debt offering cost                                           (180)                        -
                                                                    ------------          ----------------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                        8,729                     2,873
                                                                    ------------          ----------------


     The accompanying notes are an integral part of the audited consolidated financial statements.

                                       F-8

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN 000s)
                                   (Concluded)

                                                                                      Year ended March 31,
                                                                                 -------------------------
                                                                            2000                      1999
                                                                      ----------                ----------
NET INCREASE IN CASH                                                       3,309                     2,073

CASH, beginning of year                                                    4,020                     1,947
                                                                    ------------            --------------

CASH, end of year                                                         $7,329                    $4,020
                                                                    ============            ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

  Interest paid                                                           $  488                    $  266
                                                                    ============            ==============
  Income taxes paid                                                       $ --                      $   13
                                                                    ============            ==============
SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:

    Purchase of equipment via capital lease obligation                    $1,096                    $1,653
                                                                    ============            ==============
    Common stock issued for services                                      $ --                      $   74
                                                                    ============            ==============
    Common stock issued for prepaid distribution right
      license agreement                                                   $3,938                    $2,184
                                                                    ============            ==============
    Interest on debentures converted into common stock                    $   89                    $   76
                                                                    ============            ==============
    Allocation of preferred stock proceeds to warrants                    $  752                    $ --
                                                                    ============            ==============
    Common stock issued in legal settlement                               $   23                    $ --
                                                                    ============            ==============
    Receipt of available for sale securities in exchange for
      services to be provided over a five year period                     $  625                    $ --
                                                                    ============            ==============
    Acquired domain names with a note payable to a related
      party                                                               $  809                    $ --
                                                                    ============            ==============
    Distribution to shareholders in connection with the
      elimination of related party balances                               $   14                    $ --
                                                                    ============            ==============

     The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED MARCH 31, 2000 AND 1999

NOTE 1 -- ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The accompanying audited consolidated financial statements include the accounts of New Frontier Media, Inc. ("the Company" or "New Frontier Media") and its wholly owned subsidiaries Colorado Satellite Broadcasting, Inc. ("CSB"), David Entertainment, Inc. ("David"), Interactive Telecom Network, Inc. ("ITN"), Interactive Gallery, Inc. ("IGI") and 90% of Card Transactions, Inc. ("CTI"). The Company discontinued operations of David during the year ended March 31, 1999. On October 27, 1999, the Company completed its acquisition of 100% of ITN and IGI and 90% of CTI. These acquisitions have been accounted for in the accompanying financial statements as a pooling of interests. The accompanying financial statements for 2000 are based on the assumption that the companies were combined for the full year, and financial statements of the prior year have been restated to give effect to the combination.

BUSINESS

New Frontier Media is a publicly traded holding company for the operating subsidiaries.

CSB is a leading provider of adult programming to multi-channel television providers and low powered direct-to-home C-Band households. Through its six networks, Pleasure, TeN, ETC, Extasy, True Blue and GonzoX, CSB is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult customers.

IGI is a leading aggregator and reseller of adult content via the Internet. IGI aggregates adult-recorded video, live-feed video and still photography from adult content studios and distributes it via its membership websites and Pay-Per-View feeds. In addition, IGI resells its aggregated content to third-party web masters and resells its Internet traffic that does not convert into memberships. IGI maintains a consumer membership base of over 135,000 subscribers to its owned and operated websites.

ITN serves as a single source for a comprehensive range of high-performance Internet products and services, including Internet/Broadband Service Provider services, transaction processing, dedicated access, web hosting, co-location, e-commerce application development, streaming media, and bandwidth management.

CTI is currently in a developmental stage and has no operations. CTI will be developed into an Internet Payment Services Provider ("PSP") of various Internet billing options including secure, fully automated credit card payment processing.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. and its majority owned subsidiaries (collectively hereinafter referred to as New Frontier Media or the Company). All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale securities as defined by Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are stated at fair value and unrealized holding gains and losses are reflected as a net amount as a separate component of shareholders' equity.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost. The cost of maintenance and repairs is charged to operations as incurred; significant additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful life of three to five years.

INCOME TAXES

The Company files a consolidated income tax return with its majority owned subsidiaries.

CASH EQUIVALENTS

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company has several merchant accounts, which require the Company to maintain reserve accounts. These reserve accounts are restricted from the Company's daily operations. As of March 31, 2000, the reserve accounts totaled $684,665.

PREPAID DISTRIBUTION RIGHTS

Prepaid distribution rights represent content license agreements. These rights typically range from one to five years. The Company amortizes these rights on a straight line basis over the respective terms of the agreements.

REVENUE RECOGNITION

Revenue from sales of movie subscriptions, from one to twelve months, is recognized on a monthly basis over the term of the subscription. Revenue from internet membership fees is recognized over the life of the membership. The Company provides an allowance for refunds based on expected membership cancellations, credits and chargebacks. Revenue from processing fees is recorded in the period services are rendered. A significant portion of the Company's Internet sales are from the United States. International sales were $6,735,000 and $2,539,000 for the years ended March 31, 2000 and 1999, respectively.

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

GOODWILL

Goodwill, the excess of the purchase price of acquired businesses over the fair value of net assets acquired, is amortized over a period of 120 months.

STOCK WARRANTS

The Company follows the intrinsic value based method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees, for its stock-based compensation. Under the Company's stock warrant issuances, the exercise price is in excess of the fair value of the warrants at the grant date and no compensation cost is recognized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses and other liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for note payable - related party also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

INCOME (LOSS) PER COMMON SHARE

The Company adopted the provisions of SFAS No. 128, Earnings per Share. SFAS 128 simplifies the previous standards for computing earnings per share and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. See Note 3 - Earnings Per Share.

NOTE 2 -- ACQUISITIONS

On October 27, 1999, the Company acquired ITN, IGI, and 90% of CTI. ITN is a leading Internet technology and e-commerce company that provides turnkey Internet software engineering, bandwidth, merchant account management, and credit card processing. IGI is a leading aggregator and reseller of adult content via the Internet. CTI does not currently have operations but will be developed over the next year into a transaction processing company marketed to Internet companies. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 6,000,000 shares of restricted common stock for all of the outstanding stock in ITN and IGI and 90% of the outstanding stock of CTI.

The unaudited summarized results of operations of the separate companies for the period April 1, 1999 through October 26, 1999 (date of acquisition), are as follows (in thousands):

                                                        ACQUIRED
                                    COMPANY             COMPANIES
                                    -------             ---------
Net sales                           $ 8,690              $17,126
Net income                          $(2,769)             $ 1,987

The unaudited summarized assets and liabilities of the separate companies on October 26, 1999, were as follows (in thousands):

                                                        ACQUIRED
                                    COMPANY             COMPANIES
                                    -------             ---------
Cash and cash equivalents           $ 6,761              $   765
Other current assets                 10,274                  906
Property, plant & equipment           3,040                2,278
Other assets                          6,664                  432
                                    -------              -------
                                     26,739                4,381

Current liabilities                 (20,610)              (3,697)
Long-term debt                       (6,591)                (670)
                                    -------              -------
Equity                              $  (462)             $    14
                                    =======              =======

Following is a reconciliation of the amounts of net sales and net income previously reported for the year ended March 31, 1999 with restated amounts (in thousands):

                                                                YEAR ENDED
                                                              MARCH 31, 1999
                                                              --------------
Net sales and other revenue:
  As previously reported                                        $     9,452
  Acquired companies                                                 20,743
                                                                -----------
  As restated                                                   $    30,195
                                                                ===========

Net income:
  As previously reported                                        $    (7,581)
  Acquired companies                                                  1,746
                                                                -----------
  As restated                                                   $    (5,835)
                                                                ===========

NOTE 3 -- EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method.

The components of basic and diluted earnings per share are as follows:

EARNINGS PER SHARE
(in 000s)
                                                         12 MONTHS ENDED
                                                             MARCH 31,
                                                         ----------------
                                                         2000        1999
                                                         ----------------

Net income (loss) available for common shareholders   $ 1,082     $(5,835)
                                                      =======     =======
Average outstanding shares of common stock ....        19,257      13,288

Dilutive effect of:

Warrants ......................................         1,559         -
Employee Stock Options ........................           367         -
                                                      -------     -------
Common stock and common stock equivalents .....        21,183      13,288
                                                      =======     =======

Earnings per share:

Basic .........................................       $   .06     $  (.44)
Diluted .......................................       $   .05     $  (.44)

NOTE 4 -- SHAREHOLDERS' EQUITY

On June 3, 1998, the Company sold $1,750,000 of 8% convertible debentures, interest due quarterly and due on June 3, 2000. The debentures were convertible into shares of common stock of the Company at a conversion price for each share of common stock equal to the lesser of: (a) 125% of the closing price or (b) 90% of the market price on the conversion date. During the year ended March 31, 1999, these debentures plus accrued interest of $76,219 were converted into 2,474,184 shares of the Company's common stock. In addition, the debenture holders received 175,000 common stock purchase warrants exercisable at $3.47875 per share expiring in July, 2001. In March 1999, 135,000 of these warrants were exercised and in May 1999 the remaining 40,000 warrants were exercised.

In February of 1999, the Company issued 700,000 shares of its common stock to an unrelated entity at $2.12 per share for consideration in obtaining a license agreement for the rights to distribute approximately 4,000 adult motion pictures. In addition, the Company issued a five year common stock purchase warrant valued at $1.00 per share to purchase 700,000 shares of the Company's common stock at an exercise price of $1.12 per share.

In March of 1999, the Company issued 2,610,000 common shares at $2.00 per share pursuant to a private placement less offering costs of $514,323.

In July 1999, New Frontier Media issued 500,000 shares of its common stock to Metro Global Media, Inc. ("Metro") at $7.875 per share as consideration in obtaining a license agreement for the rights to distribute the entity's 3,000 title adult film and video library and multi-million still image archive. In addition, the Company issued 100,000 warrants to purchase its common stock at an exercise price equal to the market value of the stock on the date the warrants were issued (see note 14).

In August 1999, the Company raised $3,901,177 less redemption costs of $43,749 through the exercise of 600,181 of its 1,500,000 publicly traded warrants to purchase common stock. These warrants had been called by the Company in June 1999 with a redemption date of August 13, 1999. The remaining outstanding warrants were redeemed at $.05 per share.

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

During the year, 755,125 shares of common stock were issued for exercise of compensatory warrants and options.

During the year, the Company issued 187,813 shares of its common stock for the conversion of 130 Series C Convertible Redeemable Preferred Stock shares and related interest (see note 11).

NOTE 5 -- STOCK OPTIONS AND WARRANTS

During the years ended March 31, 1999 and March 31, 2000, the Company formalized employee incentive stock option plans. Under the plans, 1,500,000 shares of common stock were reserved for the year ended March 31, 2000 and 750,000 shares of common stock were reserved for the year ended March 31, 1999. The options granted pursuant to these plans are at a price equal to or in excess of the current market price of the Company's common stock on the date of grant. At March 31, 2000, 25,550 share options were available for future grant under the 1999 employee incentive stock option plan.

The Company has also granted warrants to officers and employees allowing them to purchase common stock of the Company at a price in excess of the market value of the stock at date of grant.

In addition, common stock warrants have been issued in connection with the acquisition of assets, the acquisition of license agreements, and legal settlements. The following table describes certain information relating to these warrants.

EXPIRATION DATE                            WARRANTS   EXERCISE PRICE
---------------                            --------   --------------
September, 2002                             92,500     $6.00
February, 2003                             100,000     $6.75
February, 2004                             700,000     $1.12
July, 2004                                 100,000     $7.87
September, 2004                            400,000     $5.00
September, 2004                            360,000     $7.87
                                         ---------
                                         1,752,500
                                         =========

The following table describes certain information related to the Company's compensatory stock option and warrant activity for the years ending March 31, 2000 and 1999.

                                  Long-term           Other                                              Weighted
                                  Incentive       Warrants and                       Exercise             Average
                                    Plan            Options            Total        Price-Range        Exercise Price
                                  ---------       ------------      -----------  -----------------   ------------------
Balances at March 31, 1998            -                146 666          146 666    $     6.00              $ 6.00
Granted                            735 500           2 030 000        2 765 500    $1.00-8.50              $ 1.88
                                 ---------           ---------        ---------    -----------             ------
Balances at March 31, 1999         735 500           2 176 666        2 912 166    $1.00-8.50              $ 2.09
Granted                          1 568 700             774 642        2 343 342    $1.00-10.00             $ 5.03
Exercised                         (130 625)           (482 000)        (612 625)   $1.00-6.75              $(2.03)
Expired                               -               (246 666)        (246 666)   $1.00-6.00              $(4.07)
Forfeited                          (80 500)            (55 000)        (135 500)   $1.00-9.50              $(3.38)
                                 ---------           ---------        ---------    -----------             ------
Balances at March 31, 2000       2 093 075           2 167 642        4 260 717    $1.00-10.00             $ 3.46
                                 =========           =========        =========    ===========             ======
Number of options and warrants
  exercisable at March 31, 1999       -              1 031 666        1 031 666    $1.00-6.00              $ 4.13
                                 =========           =========        =========    ===========             ======
Number of options and warrants
  exercisable at March 31, 2000    443 332           1 099 974        1 543 306    $1.00-9.00              $ 2.41
                                 =========           =========        =========    ===========             ======

The following table summarizes additional information regarding all stock options and warrants outstanding at March 31, 2000.

                                           Options and Warrants Outstanding                    Options and Warrants Exercisable
                                      ------------------------------------------------       ------------------------------------
                                          Number      Weighted Average    Weighted               Number             Weighted
                                      Outstanding at      Remaining        Average           Exercisable at          Average
Exercise Prices                       March 31, 2000  Contractual Life  Exercise Price       March 31, 2000       Exercise Price
---------------                       --------------  ----------------  --------------       --------------       --------------
$1.00- $2.00                            1 283 332        4.5 years        $1.12                1 081 777            $1.13
$2.01- $3.00                              846 668        2.3 years        $2.40                  385 555            $2.53
$3.01- $5.00                              605 000        3.7 years        $4.82                  605 000            $4.82
$5.01- $8.50                            1 108 809        4.0 years        $7.18                  778 809            $7.31
$8.51-$10.50                               76 333        3.7 years        $9.98                    1 333            $9.00
$1.00-$10.50                            2 093 075        9.4 years        $3.76                  443 332            $1.20
                                        ---------                                              ---------
                                        6 013 217                                              3 295 806
                                        =========                                              =========

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-based Compensation" which recommends, but does not require, measuring compensation cost for stock options based on the fair value of the options at the grant date. The Company has elected not to adopt SFAS 123 but continues to apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for employee incentive stock option plans and other stock option activity.

Had the Company measured compensation cost based on the fair value of the options at the grant date for 2000 consistent with the method prescribed by SFAS 123, the Company's net income and income per common share would have been decreased to the pro forma amounts indicated below:

                                                        (in 000s)
                                                          2000
                                                      ------------
Net income (loss) attributable   As reported          $     1 082
  to common stock                Pro forma                 (3 031)
Basic income (loss) per          As reported                 0.06
  common share                   Pro forma                  (0.16)
Diluted income (loss) per        As reported                 0.05
  common share                   Pro Forma                  (0.14)

The fair value of each option grant was estimated at the date of the grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.23% to 6.81% depending on the expected life; no dividend yield; expected life of 1.5 to 10 years; and volatility of 112%.

During the initial phase-in period of applying SFAS 123 for pro forma disclosure purposes, the results may not be representative of the effects on reported net income for future years because options vest over several years and additional grants generally are made each year.

NOTE 6 -- INCOME TAXES

The Company has an unused net operating loss carryforward of approximately $9,200,000 for income tax purposes, of which approximately $500,000 expires through 2012, $1,600,000 expires in 2013, 5,200,000 expires in 2019, and the remainder in 2020. This net operating loss carryforward may result in future income tax benefits; however, because realization of the total amount is uncertain at this time, a valuation reserve of $3,425,000 has been established. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of March 31, 2000 are as follows:
                                                       (in 000s)
Deferred tax liabilities:                                 2000
                                                         ------
  Depreciation                                           $ (263)
  Change in accounting method                              (231)
                                                         ------
                                                           (494)
Deferred tax assets:
  Net operating loss carryforward                         3 450
  Deferred revenue                                        1 040
  Goodwill and other                                        179
                                                         ------
                                                          4 175
Valuation allowance for deferred tax asset               (3 425)
                                                         ------
Net deferred tax asset                                   $  750
                                                         ======

The benefit for income taxes includes federal income taxes at statutory rates and state income taxes.

The valuation allowance for deferred tax assets was decreased by $550,000 during 2000.

NOTE 7 -- SEGMENT INFORMATION

For internal reporting purposes, management segregates the Company into five divisions: 1) Subscription/Pay-Per View TV, 2) Internet Content Provider,
3) Internet Service Provider, 4) Payment Service Provider and 5) Corporate Administration.

The following tables represent financial information by reportable segment (in thousands):
                                                      TWELVE MONTHS ENDED
                                                           MARCH 31,
                                                     ----------------------
                                                     2000              1999
NET REVENUE
Subscription/Pay-Per-View TV.....................  $16,841          $  9,390
Internet Content Provider .......................   30,485            20,454
Internet Service Provider .......................      586               289
Payment Service Provider ........................        -                 -
Corporate Administration ........................       76                62
                                                   -------          --------
Total ...........................................  $47,988          $ 30,195
                                                   =======          ========

INCOME (LOSS) FROM CONTINUING OPERATIONS
Subscription/Pay-Per-View TV.....................  $(2,146)         $ (6,479)
Internet Content Provider .......................    6,456             1,697
Internet Service Provider .......................   (1,468)              176
Payment Service Provider ........................     (448)             (124)
Corporate Administration ........................   (2,103)             (785)
                                                   -------          --------
Total ...........................................  $   291          $ (5,515)
                                                   =======          ========

INTEREST INCOME
Subscription/Pay-Per-View TV ....................  $    20          $      8
Internet Content Provider .......................       17                 -
Internet Service Provider .......................       18                15
Payment Service Provider ........................        -                 -
Corporate Administration ........................      115                13
                                                   -------          --------
Total                                              $   170          $     36
                                                   =======          ========
INTEREST EXPENSE
Subscription/Pay-Per-View TV ....................  $   123          $     34
Internet Content Provider .......................        -                32
Internet Service Provider .......................      254               109
Payment Service Provider ........................        -                 -
Corporate Administration ........................      401               190
                                                   -------          --------
Total                                              $   778          $    365
                                                   =======          ========
DEPRECIATION AND AMORTIZATION
Subscription/Pay-Per-View TV ....................  $ 1,392          $    938
Internet Content Provider .......................      259               800
Internet Service Provider .......................       87               534
Payment Service Provider ........................        -                 -
Corporate Administration ........................       45                23
                                                   -------          --------
Total                                              $ 1,783          $  2,295
                                                   =======          ========

                                                    MARCH 31,
                                                      2000
IDENTIFIABLE ASSETS
Subscription/Pay-Per-View TV ....................  $21,305
Internet Content Provider .......................    5,594
Internet Service Provider .......................    3,857
Payment Service Provider ........................      190
Corporate Administration.........................    5,342
Eliminations ....................................      -
                                                   -------
Total ...........................................  $36,288
                                                   =======

The Company's revenue from a major customer (revenues in excess of 10% of total sales) is from an entity involved in the satellite broadcast industry. The revenue from such customer as a percentage of total revenues for each of the two years ended March 31 are as follows:

                                   2000      1999
                                   ----      ----
Customer A                          11%       1%

At March 31, 2000, accounts receivable from Customer A is $785,575. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. Customer A is included in the Subscription/Pay-Per-View TV Segment.

The loss of its significant customer could have a materially adverse effect on the Company's business, operating results or financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectable accounts.

NOTE 8 -- DISCONTINUED OPERATIONS

As of March 31, 1999, the Company discontinued the operations of David. In connection with the discontinuance of David the Company incurred a loss of $383,708.

Included in loss on disposal of discontinued subsidiaries at March 31, 1999 is $66,762 of gain. This gain is due to the estimated cost for the discontinuance of Boulder Interactive Group, Inc. and Fuzzy Entertainment, Inc. which was overstated by $66,762 for the year ended March 31, 1998.

Operating results of discontinued operations for David are as follows in 000s:

                                            2000                   1999
                                            ----                   ----
Revenues                                    $ -                    $ 201
Net Loss                                    $ -                    $(179)

NOTE 9 -- COMPREHENSIVE INCOME/(LOSS)

The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS 130 requires that the Company disclose comprehensive income in addition to net income (loss). Comprehensive income is a more inclusive financial reporting methodology that encompasses net income (loss) and all other nonshareholder changes in equity (other comprehensive income or loss).

The components of comprehensive income (loss), net of tax, are as follows (in thousands):
                                           12 MONTHS ENDED
                                               MARCH 31,
                                          ------------------
                                          2000        1999
                                          ----        ----
Net income (loss) ...................    $1,082     $(5,835)
Unrealized income (loss) on
  available-for-sale securities .....      (438)          -
                                         ------     -------
Comprehensive net income/(loss) .....    $  644     $(5,835)
                                         ======     =======

Accumulated other comprehensive loss consists of the unrealized losses on available-for-sale securities presented on the accompanying consolidated balance sheet. The Company received 250,000 shares of Metro's common stock in exchange for services to be provided to Metro by CSB over a five-year period.

NOTE 10 -- RELATED PARTIES TRANSACTIONS

Amounts due to related parties for the period ended March 31, 2000 aggregated to $12,142. These amounts due are non-interest bearing and are payable on demand. The Company issued a note payable to a related party in the amount of $809,000 for the purchase of domain names. This note and related interest is payable on October 21, 2001. The note's interest is calculated at prime rate (9% at March 31, 2000).

On March 2, 1998, the Company loaned an entity owned by two major shareholders of the Company $100,000 in the form of a promissory note receivable. The Note bore interest at 8% per annum, was due on demand after April 30, 1998 and was secured by common stock of the Company. During the year ended March 31, 1999, the loan was paid off plus accrued interest of $8,000.

The Company leased certain equipment and office space via entities controlled by an officer and shareholder on a month to month basis. During the year ended March 31, 1999 the Company paid $52,425 to these entities relating to these leases. These leases were terminated in October of 1998.

NOTE 11 -- SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK

On October 14, 1999, the Company issued 600 shares of 7% Series C Convertible Preferred Stock at $10,000 per share to a single institutional investor.

The Preferred Stock is initially convertible into the Company's common stock at a price of $7.87 per share which was equal to 140% of the market price of the Company's stock at the closing date of the transaction. The Company has the right to redeem the Preferred Stock at any time, in whole or in part, at a price equal to the amount the investor would have received if the investor had then converted its shares of Preferred Stock into common stock, or, if greater, 115% of the amount paid by the investor for the Preferred Stock. The preferred stock is redeemable by the holder upon certain triggering events outside the control of the Company. The triggering events are: 1) lapsing of the effectiveness of the underlying shares registration statement for more than three trading days;
2) failure of the Company's Common Stock to be listed for trading on the NASDAQ or on a subsequent market or the suspension of the Common Stock from trading on the NASDAQ or on a subsequent market for more than three trading days; 3) failure of the Company to deliver certificates representing the underlying shares issuable upon a conversion within ten days of a Conversion Date; 4) the Company is a party to any Change of Control transaction as defined in the agreement; 5) failure to cure a breach of any material term of the agreement within the time frame specified in the agreement; 6) failure to pay in full the amount of cash due pursuant to a Buy-In within seven days after notice is delivered; and 7) the Company fails to have available a sufficient number of authorized and unreserved shares of Common Stock to issue upon a conversion. The shares automatically convert after three years, or September 30, 2002, if not redeemed earlier. In March 2000, 130 of the preferred shares were converted to common stock.

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

In connection with this transaction, the Company also issued to its investor 60,000 warrants dated September 30, 1999, exercisable at $7.87 per share, to purchase common stock of the Company for each $1 million invested with the Company. These warrants have been valued at $752,000 by reducing the face amount of the related redeemable convertible preferred stock. The difference between the face amount and the stated value is being accreted to interest expense over the term of the obligation.

NOTE 12 -- COMMITMENTS

The Company has leases for office space and equipment under various operating and capital leases. Included in furniture and equipment at March 31, 2000 and 1999 is $3,976,997 and $2,881,107 of equipment under capital lease and accumulated depreciation relating to these leases of $1,591,231 and $779,956. In addition, CSB has entered into sub-lease agreements with an unrelated party for the use of transponders to broadcast CSB's channels on satellites.

Future minimum lease payments under these leases as of March 31, 2000 are as follows (in 000s):

Year ended
 March 31,              Operating         Capital
----------             -----------       ----------
  2001                  $ 6,120            $1,217
  2002                    5,922               998
  2003                    1,635               264
  2004                       28                 -
  2005                        2                 -
                        -------            ------
                        $13,707            $2,479
                        =======

Less amount representing interest            (441)
                                           ------
Present value of net minimum lease         $2,038
  payments                                 ======

Total rent expense for the years ended March 31, 2000 and 1999 was $6,782,134 and $6,184,214, which includes transponder payments, respectively.

NOTE 13 -- ACCRUED GUARANTEED PAYMENTS

The Company has made on-line arrangements with various webmasters, which guarantee variable payments based on the percentage of total converted sales and fixed payments, which are based on the amount of traffic sent to the Company's various websites. At March 31, 2000, the amount due was $309,793.

NOTE 14 -- LICENSE AGREEMENTS

In February of 1999, the Company entered into a licensing agreement with an unrelated entity. Pursuant to the agreement, the Company obtained the rights to distribute the entity's current library of approximately 4,000 adult pictures and the rights to three new adult pictures ("New Releases") that are produced by the entity or its affiliated companies per month (for a period of five years). The Company currently is in litigation with this unrelated party regarding the breach of the license agreement. The Company believes that the unrelated party has breached its license agreement with the Company by, among other things, failing to deliver to the Company the 4,000 adult pictures and the New Releases.


As discussed in Note 4, New Frontier Media executed a definitive license agreement to acquire exclusive rights to Metro's 3,000 title adult film and video library and multi-million still image archive for a period of seven years with renewal provisions. In addition, the Company entered into a multi-year production agreement with Metro which calls for the delivery of at least three new adult feature titles per month over the next five years.

NOTE 15 -- DEFERRED COMPENSATION PLAN

The Company sponsors a 401(k) retirement plan. The plan covers substantially all eligible employees of ITN, IGI and CTI. Employee contributions to the plan are elective, and ITN matches 100% of employee contributions up to 10% of the employee's compensation. All contributions by ITN are vested over a five-year period. Contributions by ITN for the years ended March 31, 2000 and 1999 were $199,778 and $130,855, respectively.

NOTE 16 -- FOURTH QUARTER ADJUSTMENTS

As of December 31, 1998, the Company miscalculated the amount of deferred revenue by approximately $698,000. In addition, the aggregate effect of year-end adjustments amounted to approximately $356,000. The effect of the above items increased the net loss for the year ending March 31, 1999 by approximately $1,054,000.

NOTE 17 -- YEAR 2000 ISSUE

The Company has completed a comprehensive review of its computer systems to identify the systems that could be affected by ongoing Year 2000 problems. Upgrades to systems judged critical to business operations have been successfully installed. To date, no significant costs have been incurred in the Company's systems related to the Year 2000.

Based on the review of the computer systems, management believes all action necessary to prevent significant additional problems has been taken. While the Company has taken steps to communicate with outside suppliers, they cannot guarantee that the suppliers have all taken the necessary steps to prevent any service interruption that may affect the Company.

NOTE 18 -- RISKS AND UNCERTAINTIES

The Company is a defendant in a lawsuit filed on January 25, 1999, in which the plaintiff seeks to enforce an alleged agreement by the Company to convey to the plaintiff a 70% equity interest in the Company. The plaintiff is also seeking large and/or unspecified damages. The Company disputes that there exists a binding and enforceable agreement to transfer any equity interest in New Frontier Media. The case has been set for trial on August 14, 2000. The Company will continue to vigorously defend itself against the plaintiff's claims. The loss, if any, for an adverse outcome cannot be estimated at the present time. In addition, in the normal course of business, the Company is subject to various lawsuits and claims. The Company believes that the outcome of these additional matters, either individually or in the aggregate, will not have a material effect on their financial statements.

CSB, as sublessee of the transponders under the transponder agreements, is subject to arbitrary refusal of service by the service provider if that service provider determines that the content being transmitted by the Company is harmful to the service provider's name or business. Any such service disruption would substantially and adversely affect the financial condition of the Company.

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

To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality, and features of the Company's websites. The Internet and the on-line commerce industry are characterized by rapid technological changes, changes in user and customer requirements and preferences, frequent new service and membership introductions embodying new technologies, and the emergence of new industry standards and practices that could render the Company's existing websites and proprietary technology and systems obsolete. The Company's success will depend, in part, on their ability to license leading technologies useful in their business, enhance their existing services, develop new services and technology that address the increasingly sophisticated and varied needs of their prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

A significant barrier to on-line commerce and communications is the secure transmission of confidential information over public networks. On a minority of the Company's websites, the Company does not provide the security and authentication necessary to effectively secure transmission of confidential information, such as customer credit card numbers; however, the Company does provide extensive fraud control measures in its processing, including negative database lookup and real-time risk analysis.

The Company relies on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information for those websites providing secure transmissions. Furthermore, there can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will result in a compromise or breach of the algorithms used by the Company to protect customer transaction data.

The on-line commerce market, particularly over the Internet, is new, rapidly evolving, and intensely competitive. The Company currently or potentially competes with a variety of other companies.

The Company has deposits in a bank in excess of the FDIC insured amount of $100,000. The amount in excess of the $100,000 is subject to loss should the bank cease business.

NOTE 19 -- SUBSEQUENT EVENTS

The Company's continued NASDAQ listing was considered and maintained by a Nasdaq Listing and Qualifications Panel in July, 1999. In accordance with the advice of counsel, the Company had consummated two transactions that were found not to have received advance shareholder approval, as required by the National Association of Securities Dealer's rules. In August 1999, the NASDAQ Listing and Hearing Review Council called the matter for review "in order to determine whether the Panel's decision to continue the listing of the Company's securities was appropriate ..."

On April 14, 2000, the Company completed a restructuring of the transactions, which involved the contribution to the Company by members of management of $1.3 million in cash and 589,135 shares of the Company's stock, for a total consideration of $7,449,155. By letter dated April 24, 2000, the Panel accepted the Company's proposed restructuring and determined that the Company had complied with the terms of the Review Council's exception. The Panel concluded:
"Therefore, the Company's securities will continue to be listed on The Nasdaq SmallCap Market."