Form 10-Q
period 2000-06-30
NEW FRONTIER MEDIA INC /CO/
filed 2000-08-09
CIK 847383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10 -Q

/X/ Quarterly report under section 13 or 15(d) of the Securities and Exchange Act of 1934.

      For the quarterly period ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of July 31, 2000: 20,784,920 shares of Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                            NEW FRONTIER MEDIA, INC.

                                     Index

                                                                         PAGE
                                                                         NUMBER
                                                                         ------
       PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets for the periods ended
               March 31, 2000 and June 30, 2000 (Unaudited)........        3-4

               Consolidated Statements of Operations for the three
               months ended June 30, 2000 and 1999 (Unaudited).....          5

               Consolidated Statements of Cash Flows for the three
               months ended June 30, 2000 and 1999 (Unaudited).....          6

               Notes to Consolidated Financial Statements
               (Unaudited).........................................       7-13

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................      14-24

       PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K....................         24

       SIGNATURES..................................................         25

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)

                                     ASSETS

                                                                    JUNE 30,
                                                                      2000              MARCH 31,
                                                                   (UNAUDITED)            2000
                                                                   -----------          ---------
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of
     $845,106 and $684,665, respectively (Note 1)...........         $ 5,643             $ 7,329
  Accounts receivable.......................................           4,787               2,996
  Prepaid distribution rights (Note 1)......................           1,642               1,531
  Prepaid expenses..........................................           1,352                 975
  Deferred tax asset........................................             750                 750
  Due from related party....................................             156                  --
  Other.....................................................             356                 597
                                                                     -------             -------
       TOTAL CURRENT ASSETS.................................          14,686              14,178
                                                                     -------             -------
FURNITURE AND EQUIPMENT, at cost (Note 1)...................          15,086              12,832
  Less: accumulated depreciation and amortization...........          (4,484)             (3,693)
                                                                     -------             -------
       NET FURNITURE AND EQUIPMENT..........................          10,602               9,139
                                                                     -------             -------
OTHER ASSETS:
  Prepaid distribution rights (Note 1)......................           7,109               6,776
  Goodwill, less accumulated amortization of $1,504,428 and
     $1,345,404, respectively (Note 1)......................           4,856               5,015
  Available for sale securities (Note 1)....................             115                 188
  Other.....................................................           1,023                 992
                                                                     -------             -------
       TOTAL OTHER ASSETS...................................          13,103              12,971
                                                                     -------             -------
TOTAL ASSETS................................................         $38,391             $36,288
                                                                     =======             =======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000S)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    JUNE 30,
                                                                      2000              MARCH 31,
                                                                   (UNAUDITED)            2000
                                                                   -----------          ---------
CURRENT LIABILITIES:
  Accounts payable..........................................         $ 1,739             $ 1,079
  Current portion of obligations under capital lease........           1,014                 918
  Deferred revenue (Note 1).................................           3,750               3,999
  Reserve for chargebacks/credits...........................             468                 452
  Due to related party......................................              --                  12
  Distribution payable to shareholders......................             522                 672
  Other accrued liabilities.................................           2,122               2,573
                                                                     -------             -------
       TOTAL CURRENT LIABILITIES............................           9,615               9,705
                                                                     -------             -------
LONG-TERM LIABILITIES:
  Obligations under capital leases..........................             863               1,120
  Note payable-related parties..............................             809                 809
  Series C redeemable preferred stock (Note 8)..............           3,994               4,073
  Other.....................................................              71                  74
                                                                     -------             -------
       TOTAL LONG-TERM LIABILITIES..........................           5,737               6,076
                                                                     -------             -------
          TOTAL LIABILITIES.................................          15,352              15,781
                                                                     -------             -------
SHAREHOLDERS' EQUITY (Notes 1 and 3):
  Common stock, $.0001 par value, 50,000,000 shares
     authorized, 20,125,397 and 20,524,636, respectively,
     shares issued and outstanding..........................               2                   2
  Preferred stock, $.10 par value, 5,000,000 shares
     authorized:
     Class A, no shares issued and outstanding..............              --                  --
     Class B, no shares issued and outstanding..............              --                  --
  Additional paid-in capital................................          37,244              34,500
  Minority interest in subsidiary (Note 1)..................            (101)                (56)
  Other comprehensive income (loss) (Note 6)................            (510)               (438)
  Deficit...................................................         (13,596)            (13,501)
                                                                     -------             -------
       TOTAL SHAREHOLDERS' EQUITY...........................          23,039              20,507
                                                                     -------             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................         $38,391             $36,288
                                                                     =======             =======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE QUARTERS ENDED JUNE 30 (UNAUDITED)
                                   (IN 000S)

                                                                    2000            1999
                                                                   -------         -------
SALES, net..................................................       $14,242         $10,710
COST OF SALES...............................................         7,760           7,493
                                                                   -------         -------
GROSS MARGIN................................................         6,482           3,217
                                                                   -------         -------
OPERATING EXPENSES:
  Occupancy and equipment...................................           321             179
  Legal and professional....................................           660             194
  Advertising and promotion.................................         1,255           1,309
  Salaries, wages and benefits..............................         2,315           1,209
  Communications............................................            96             126
  General and administrative................................           504             425
  Goodwill amortization.....................................           159             158
  Consulting................................................           305             172
                                                                   -------         -------
       TOTAL OPERATING EXPENSES.............................         5,615           3,772
                                                                   -------         -------
OTHER INCOME (EXPENSE):
  Income (loss) on trading securities.......................            --               6
  Interest income...........................................            80              16
  Interest expense..........................................          (248)            (74)
                                                                   -------         -------
       TOTAL OTHER INCOME (EXPENSE).........................          (168)            (52)
                                                                   -------         -------
       INCOME (LOSS) FROM CONTINUING OPERATIONS.............           699            (607)
                                                                   -------         -------
MINORITY INTEREST:
  Minority interest in loss of subsidiary...................            45               4
                                                                   -------         -------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.........           744            (603)
  Provision for income taxes................................            (3)             (2)
                                                                   -------         -------
NET INCOME (LOSS)...........................................       $   741         $  (605)
                                                                   =======         =======
BASIC EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING
  OPERATIONS (Note 1 and 2).................................       $   .03         $  (.03)
                                                                   =======         =======
DILUTED EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING
  OPERATIONS (Note 1 and 2).................................       $   .03         $  (.03)
                                                                   =======         =======
BASIC EARNINGS (LOSS) PER COMMON SHARE
  (Note 1 and 2)............................................       $   .04         $  (.03)
                                                                   =======         =======
DILUTED EARNINGS (LOSS) PER COMMON SHARE
  (Note 1 and 2)............................................       $   .03         $  (.03)
                                                                   =======         =======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE QUARTERS ENDED JUNE 30 (UNAUDITED)
                                   (IN 000S)

                                                                 2000          1999
                                                                -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................    $   741       $  (605)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Conversion of interest to common stock...............         83            --
       Accretion of interest................................         59            --
       Stock issued for services............................         80            --
       Depreciation and amortization........................      1,422           855
       Gain on securities...................................         --            (6)
       (Decrease) Increase in accounts payable..............        660        (1,183)
       Increase in accounts receivable......................     (1,791)          (95)
       Increase in prepaid distribution rights..............       (916)         (165)
       (Increase) Decrease in other assets..................       (360)          367
       (Decrease) Increase in other accrued liabilities.....       (407)          191
       Minority interest in loss of subsidiary..............        (45)           (4)
       Decrease in deposits.................................        180           170
       Decrease in deferred revenue, net....................       (248)          (28)
       Increase (Decrease) in reserve for chargebacks.......         16           (33)
       Decrease in accrued guaranteed payments..............        (46)          (98)
       Decrease in royalties payable........................         (1)           --
                                                                -------       -------
NET CASH USED IN OPERATING ACTIVITIES.......................       (573)         (634)
                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and furniture.......................     (2,108)         (317)
  Proceeds from trading securities..........................         --            56
                                                                -------       -------
NET CASH USED IN INVESTING ACTIVITIES.......................     (2,108)         (261)
                                                                -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations.....................       (307)         (242)
  Increase (decrease) in borrowings from related party
     notes..................................................       (169)         (939)
  Increase (decrease) in distribution payable...............       (150)           --
  Proceeds on note payable..................................         --         1,490
  Issuance of common stock..................................      1,606           132
  Decrease in debt offering cost............................         15            --
                                                                -------       -------
       NET CASH PROVIDED BY FINANCING ACTIVITIES............        995           441
                                                                -------       -------
NET DECREASE IN CASH........................................    $(1,686)      $  (454)
CASH, beginning of period...................................      7,329         4,020
                                                                -------       -------
CASH, end of period.........................................    $ 5,643       $ 3,566
                                                                =======       =======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED JUNE 30, 2000 AND 1999

NOTE 1 -- ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. ("the Company" or "New Frontier Media") and its wholly owned subsidiaries Colorado Satellite Broadcasting, Inc. ("CSB"), Interactive Telecom Network, Inc. ("ITN"), Interactive Gallery, Inc. ("IGI") and 90% of Card Transactions, Inc. ("CTI"). On October 27, 1999, the Company completed its acquisition of 100% of ITN and IGI and 90% of CTI. These acquisitions have been accounted for in the accompanying financial statements as a pooling of interests. The accompanying financial statements for 2000 are based on the assumption that the companies were combined for the full quarter.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which, in the opinion of management are necessary for a fair presentation of the results of operations for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or any future period.

These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

BUSINESS

New Frontier Media is a publicly traded holding company for the operating subsidiaries.

CSB is a leading provider of adult programming to multi-channel television providers and low powered direct-to-home C-Band households. Through its six networks, Pleasure, TeN, ETC, Extasy, True Blue and GonzoX, CSB is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult consumers.

IGI is a leading aggregator and reseller of adult content via the Internet. IGI aggregates adult-recorded video, live-feed video and still photography from adult content studios and distributes it via its membership websites and Pay-Per-View feeds. In addition, IGI resells its aggregated content to third-party web masters and resells its Internet traffic that does not convert into memberships.

ITN serves as a single source for a comprehensive range of high-performance Internet products and services, including Internet/Broadband Service Provider services, transaction processing, dedicated access, web hosting, co- location, e-commerce application development, streaming media, and bandwidth management.

CTI is currently in a developmental stage and has no operations. CTI will be developed into an Internet Payment Services Provider ("PSP") for various Internet billing options including secure, fully automated credit card payment processing.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED JUNE 30, 2000 AND 1999
                                  (CONTINUED)

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED JUNE 30, 2000 AND 1999
                                  (CONTINUED)

LONG-LIVED ASSETS

The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of SFAS 121 had no material affect on the Company's financial statements. The Company reviews its long-lived assets for impairment to determine if the carrying amount of the asset is recoverable.

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

INCOME (LOSS) PER COMMON SHARE

The Company adopted the provisions of SFAS No. 128, Earnings per Share. SFAS 128 simplifies the previous standards for computing earnings per share and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. See Note 2 -Earnings Per Share.

NOTE 2 -- EARNINGS/(LOSS) PER SHARE

Basic earnings/(loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED JUNE 30, 2000 AND 1999
                                  (CONTINUED)

The components of basic and diluted earnings/(loss) per share are as follows:

                           EARNINGS/(LOSS) PER SHARE
                                   (IN 000S)

                                                                     QUARTERS ENDED
                                                                        JUNE 30,
                                                                  ---------------------
                                                                   2000          1999
                                                                  -------       -------
Net income (loss) available for common shareholders.........      $   741       $  (605)
                                                                  =======       =======
Average outstanding shares of common stock..................       20,462        18,561
Dilutive effect of:
Warrants....................................................        1,554         1,853
Employee Stock Options......................................          400            --
                                                                  -------       -------
Common stock and common stock equivalents...................       22,416        20,414
                                                                  =======       =======
Earnings/(loss) per share:
Basic.......................................................      $   .04       $  (.03)
Diluted.....................................................      $   .03       $  (.03)

NOTE 3 -- SHAREHOLDERS' EQUITY

During the quarter, 189,897 shares of common stock were issued for the exercise of compensatory warrants and options. Four individuals of the Company's senior management, in compliance with the NASDAQ settlement, returned 589,136 shares of common stock. These shares were retired.

During the quarter, the Company issued 20,702 shares of common stock for the Conversion of 16 Series C Convertible Redeemable Preferred Stock shares and related interest.

NOTE 4 -- STOCK OPTIONS AND WARRANTS

The Company granted options and warrants to employees, consultants and unrelated third parties for services provided and legal settlements allowing them to purchase common stock of New Frontier Media. The following information describes information relating to warrants issued during the quarter:

                   EXPIRATION DATE                          WARRANTS        PRICE
                   ---------------                          --------       --------
04/14/03..............................................       16,500         $7.13
06/12/03..............................................      100,000         $5.50

As of June 30, 2000, the Company had granted 1,486,700 Options from the 1999 Incentive Stock Option and 734,750 Options from the 1998 Incentive Stock Option Plan.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED JUNE 30, 2000 AND 1999
                                  (CONTINUED)

NOTE 5 -- SEGMENT INFORMATION

For internal reporting purposes, management segregates the Company into five divisions: 1) Subscription/Pay-Per View TV, 2) Internet Content Provider, 3) Internet Service Provider, 4) Payment Service Provider and 5) Corporate Administration.

The following tables represent financial information by reportable segment (in thousands):

                                                                      QUARTERS ENDED
                                                                         JUNE 30,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
NET REVENUE
Subscription/Pay-Per-View TV................................      $ 5,498        $ 3,167
Internet Content Provider...................................        8,485          6,944
Internet Service Provider...................................          229            599
Payment Service Provider....................................           --             --
Corporate Administration....................................           30             --
                                                                  -------        -------
Total.......................................................      $14,242        $10,710
                                                                  =======        =======
INCOME (LOSS) FROM CONTINUING OPERATIONS
Subscription/Pay-Per-View TV................................      $   155        $(1,543)
Internet Content Provider...................................        2,368          1,412
Internet Service Provider...................................         (561)          (231)
Payment Service Provider....................................         (445)           (37)
Corporate Administration....................................         (818)          (208)
                                                                  -------        -------
Total.......................................................      $   699        $  (607)
                                                                  =======        =======
INTEREST INCOME
Subscription/Pay-Per-View TV................................      $     5        $     5
Internet Content Provider...................................            1              2
Internet Service Provider...................................            6             --
Payment Service Provider....................................           --             --
Corporate Administration....................................           68              9
                                                                  -------        -------
Total.......................................................      $    80        $    16
                                                                  =======        =======

                                                                       QUARTERS ENDED
                                                                          JUNE 30,
                                                                 ---------------------------
                                                                     2000             1999
                                                                 ------------       --------
INTEREST EXPENSE
Subscription/Pay-Per-View TV...............................        $    32          $    31
Internet Content Provider..................................             18               34
Internet Service Provider..................................             58                8
Payment Service Provider...................................             --               --
Corporate Administration...................................            140                1
                                                                   -------          -------
Total......................................................        $   248          $    74
                                                                   =======          =======
DEPRECIATION AND AMORTIZATION
Subscription/Pay-Per-View TV...............................        $   444          $   307
Internet Content Provider..................................            178               14
Internet Service Provider..................................            264              172
Payment Service Provider...................................             --               --
Corporate Administration...................................              2                2
                                                                   -------          -------
Total......................................................        $   888          $   495
                                                                   =======          =======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED JUNE 30, 2000 AND 1999
                                  (CONTINUED)

IDENTIFIABLE ASSETS
                                                                  JUNE 30,
                                                                    2000           MARCH 31,
                                                                 (UNAUDITED)         2000
                                                                 -----------       ---------
Subscription/Pay-Per-View TV...............................        $23,036         $  21,305
Internet Content Provider..................................          8,026             5,594
Internet Service Provider..................................          3,220             3,857
Payment Service Provider...................................            384               190
Corporate Administration...................................          3,725             5,342
                                                                   -------         ---------
Total......................................................        $38,391         $  36,288
                                                                   =======         =========

The Company's revenue from a major customer (revenues in excess of 10% of total sales) is from an entity involved in the satellite broadcast industry. The revenue from this customer as a percentage of total revenues for each of the two quarters ended June 30 are as follows:
                                                      2000       1999
                                                      ----       ----
Customer A......................................        17%         3%

At June 30, 2000 and March 31, 2000, accounts receivable from Customer A is $1,587,052 and $785,575, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. Customer A is included in the Subscription/Pay-Per-View TV Segment.

The loss of its significant customer could have a materially adverse effect on the Company's business, operating results or financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectable accounts.

NOTE 6 -- COMPREHENSIVE INCOME/(LOSS)

The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS 130 requires that the Company disclose comprehensive income in addition to net income (loss). Comprehensive income is a more inclusive financial reporting methodology that encompasses net income (loss) and all other nonshareholder changes in equity (other comprehensive income or loss).

The components of comprehensive income (loss) are as follows (in thousands):

                                                                       QUARTERS ENDED
                                                                          JUNE 30,
                                                                  ------------------------
                                                                    2000           1999
                                                                  --------       ---------
Net income (loss)...........................................        $741           $(605)
Unrealized loss on available-for-sale securities............         (72)             --
                                                                    ----           -----
Comprehensive net income/(loss).............................        $669           $(605)
                                                                    ====           =====

Accumulated other comprehensive loss consists of the unrealized losses on available-for-sale securities presented on the accompanying consolidated balance sheet. The Company received 250,000 shares of Metro's common stock in exchange for services to be provided to Metro by CSB over a five-year period.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     QUARTERS ENDED JUNE 30, 2000 AND 1999
                                  (CONTINUED)

NOTE 7 -- CONTINGENCIES

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

NOTE 8 -- SUBSEQUENT EVENTS

In July 2000, through multiple transactions, the remaining balance of the 7% Series C Convertible Preferred Stock was converted to 645,122 shares of common stock. The total number of shares issued to the investor since October 1999 through conversion and interest payments totaled 875,087 common shares. The average price per converted share the investor paid was $7.19 per common share, or 126% of the $5.68 market price of the Common Stock at the time of the issuance of the 7% Series C Convertible Preferred Stock. The investor still retains 360,000 warrants, exercisable at $7.87 per share, that were issued in conjunction with the Convertible Stock.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THIS QUARTERLY REPORT ON FORM 10Q AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS.

OVERVIEW

On February 18, 1998, the Company consumated an underwritten public offering of 1,500,000 units, each consisting of one share of common stock and one redeemable common stock warrant, raising $7,087,000 in net proceeds after underwriting fees. Simultaneous with the public offering, New Frontier Media acquired the adult satellite television assets of Fifth Dimension. As a result of the Fifth Dimension acquisition, the Company through its wholly owned subsidiary Colorado Satellite Broadcasting, Inc. ("CSB"), became a leading provider of adult programming to C-Band households through its networks, Extasy, True Blue, and GonzoX.

In August 1998, New Frontier Media launched TeN; the erotic network ("TeN") as its first adult network targeted specifically to Cable multiple system operators ("MSO's") and Direct Broadcast Satellite ("DBS") providers. Unlike New Frontier Media's C-Band networks, TeN offers partially-edited adult programming which is intended to appeal to cable operators and DBS providers while delivering more of the editing style adult network subscibers expect to receive.

On June 1, 1999, New Frontier Media launched Pleasure, a 24-hour adult network that incorporates the most edited standard available in the category. Pleasure competes directly with Playboy's adult network services (Playboy TV, Spice and Spice 2) in the most-edited adult programming category.

On October 27, 1999, the Company completed its acquisition of Interactive Telecom Network, Inc. ("ITN"), Interactive Gallery, Inc. ("IGallery") and 90% of Card Transactions, Inc. ("CTI"). Under the terms of the acquisition, which was accounted for in the accompanying financial statements as a pooling of interests, the Company exchanged 6,000,000 shares of restricted common stock for all of the outstanding stock in ITN and IGallery and 90% of CTI.

ITN is a leading Internet technology and e-commerce company that provides turnkey Internet software engineering and bandwidth management. ITN provides the following Internet technology functions: dedicated Internet access, web hosting, co-location services, systems and network integration, web site management, web development, and streaming media products.

IGallery is a leading aggregator and reseller of adult content via the Internet. IGallery aggregates adult-recorded video, live feed video and still photography from adult content studios and distributes to consumers via its membership websites and Pay-Pay-View feeds. In addition, IGallery resells its aggregated content to web master affiliates ("content" revenue) and resells its Internet traffic ("sale of traffic" revenue).

CTI has no operations at this time. The Company is curently developing CTI into a payment service gateway that provides various Internet billing options.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                             RESULTS OF OPERATIONS

                                                                      QUARTERS ENDED
                                                                         JUNE 30,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
                                                                       (IN MILLIONS)
NET REVENUE
Subscription/Pay-Per-View TV
     Cable/DBS..............................................         2.9            0.5
     C-Band.................................................         2.6            2.7
Internet Content Provider
     Membership.............................................         5.6            5.6
     Content/Sale of Traffic................................         2.9            1.1
     Internet Pay-Per-View..................................         0.0            0.2
Internet Service Provider...................................         0.2            0.6
Payment Service Provider....................................          --             --
Corporate Administration....................................          --             --
                                                                   -----          -----
     Total..................................................        14.2           10.7
                                                                   =====          =====
COST OF SALES
Subscription/Pay-Per-View TV................................         2.8            2.6
Internet Content Provider...................................         4.7            4.2
Internet Service Provider...................................         0.2            0.7
Payment Service Provider....................................          --             --
Corporate Administration....................................          --             --
                                                                   -----          -----
     Total..................................................         7.7            7.5
                                                                   =====          =====
INCOME (LOSS) FROM CONTINUING OPERATIONS
Subscription/Pay-Per-View TV................................         0.2           (1.5)
Internet Content Provider...................................         2.4            1.4
Internet Service Provider...................................        (0.6)          (0.2)
Payment Service Provider....................................        (0.5)          (0.1)
Corporate Administration....................................        (0.8)          (0.2)
                                                                   -----          -----
     Total..................................................         0.7           (0.6)
                                                                   =====          =====

Note that the information provided above for the period ended 6/30/99 has been restated to give effect to the pooling of interests of ITN, IGallery, and CTI for the entire period.

                                    OVERVIEW
NET REVENUE

Net revenue for the Company was $14.2 million for the quarter ended June 30, 2000, an increase of 33% from $10.7 million for the quarter ended June 30, 1999. This improvement is due to increases in net revenue for both the Subscription/PPV TV Group and Internet Content Provider Group. Revenue for the Subscription/PPV TV Group increased to $5.5 million as of the quarter ended June 30, 2000 from $3.2 million for the quarter ended June 30, 1999, an increase of 72%, primarily related to the increase in its cable/DBS revenue. Revenue for the Internet Content Provider Group increased to $8.5 million for the quarter ended June 30, 2000 from $6.9 million for the quarter ended June 30, 1999, an increase of 23%, primarily related to an increase in sale of content and traffic revenues.

OPERATING INCOME/(LOSS)

Operating income for the Company increased to $0.7 million for the quarter ended June 30, 2000 from an operating loss of $0.6 million for the quarter ended June 30, 1999. The improvement in operating income is primarily related to the increase in revenue and gross profit margins for both the

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

Subscription/PPV TV Group and Internet Content Provider Group. Operating income for the Subscription/PPV TV Group improved to $.2 million for the quarter ended June 30, 2000 from an operating loss of $1.5 million for the quarter ended June 30, 1999. Operating income for the Internet Content Provider Group improved 71% from $1.4 million as of the quarter ended June 30, 1999 to $2.4 million as of the quarter ended June 30, 2000.

                    SUBSCRIPTION/PAY-PER-VIEW (PPV) TV GROUP

The following table outlines the current distribution environment and addressable households for each network:

                                                       ESTIMATED ADDRESSABLE HOUSEHOLDS
                                                      ----------------------------------
                                                                (IN THOUSANDS)
                                                        AS OF       AS OF
                                                      JUNE 30,    JUNE 30,
       NETWORK              DISTRIBUTION METHOD         2000        1999       % CHANGE
       -------              -------------------       ---------   ---------   ----------
Pleasure                Cable/DBS                       5,600       3,000         87%
TeN                     Cable/DBS                       5,600       3,400         65%
ETC                     Cable/DBS                        n/a         n/a          n/a
Extasy                  C-band/Cable/DBS                3,300       1,800         83%(1)
True Blue               C-band/DBS                      2,000       1,800         11%(1)
GonzoX                  C-band                          1,500       1,800        -17%(1)

Note: "n/a" indicates that network was not launched at that time

(1) % change includes 17% decline in C-band market addressable households. C-band total addressable households declined from 1.8 million at June 30, 1999 to 1.5 million as of June 30, 2000.

NET REVENUE

Total net revenue for the Subscription/PPV TV Group was $5.5 million for the quarter ended June 30, 2000, a 72% increase from $3.2 million for the quarter ended June 30, 1999. Of total net revenue, C-Band net revenue was $2.6 million for the quarter ended June 30, 2000 compared to $2.7 million for the quarter ended June 30, 1999, a decrease of 4%. Revenue from the Group's Cable/DBS products for the quarter ended June 30, 2000 was $2.9 million compared to $.5 million for the quarter ended June 30, 1999, an increase of 480%. Revenue from the Group's Cable/DBS products is responsible for approximately 53% of the Group's total net revenue for the quarter ended June 30, 2000 compared to 16% for the quarter ended June 30, 1999.

The decrease in C-Band revenue for the quarter ended June 30, 2000 is due to a decrease in the number of total subscriptions to the Group's three C-Band networks (Extasy, True Blue and GonzoX). Total C-Band subscriptions to the Group's networks have declined 2% from 146,871 as of June 30, 1999 to 143,592 as of June 30, 2000. In addition, the Group has seen a 17% decline in the total C-Band market from 1.8 million addressable households to 1.5 million addressable households during the same period. Due to the declining nature of the C-Band market the Company does not expect any significant future growth in its C-Band revenue.

The increase in the Subscription/PPV TV Group's Cable/DBS revenue for the quarter ended June 30, 2000 are a result of the following factors: 1) an increase in distribution of TeN; 2) adding TeN as a pay-per-view ("PPV") service on Echostar Communications Corporation's DISH network ("DISH") in addition to its availability on a monthly and yearly subscription basis; 3) the successful launch of Pleasure; and 4) the successful launch of Extasy as a Cable/DBS product.

As of June 30, 2000, TeN was available to 5.6 million addressable Cable and DBS households, up from 3.4 million households as of June 30, 1999, an increase of 65% as a result of both the launch of new Cable and DBS systems and on-line growth of existing affiliates. In addition, TeN is available on a monthly and annual subscription basis to DBS households via DISH. As of June 30, 2000, TeN had

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
approximately 71,000 monthly DISH subscribers up from 60,000 monthly subscribers as of June 30, 1999, an 18% increase.

TeN launched on DISH in September 1998 and was initially available to DISH households only on a monthly and annual subscription basis. In September 1999, TeN was made available to DISH households on both a subscription and PPV basis. In addition, the price of a monthly subscription was increased $5.00 to $19.99. Due to the fact that TeN is now offered on a PPV basis by DISH, the Group is experiencing a decline in the number of monthly subscribers.

TeN is offered by Cable MSO's/DBS providers on a PPV basis with retail rates ranging from $5.95 to $8.99 per block. A block of programming, depending upon the MSO/DBS provider, can range from 90 minutes to 6 hours. TeN's monthly buy rates, which depend upon customer demographics and the number of total adult networks provided by the multi-channel distributor, average 7%-15% per month.

Pleasure was launched on June 1, 1999 and was available to 3.0 million addressable households as of June 30, 1999. Pleasure has grown to a total of 5.6 million addressable households as of June 30, 2000, an increase of 87%. In January 2000, New Frontier Media announced that it had signed a corporate carriage agreement with Time Warner Cable for the distribution of Pleasure on its systems. As of June 30, 2000, the Group had added a total of 850,000 analog and 250,000 digital Time Warner Cable households. The Subscription/PPV TV Group expects to increase its carriage to a total of 3 million analog and digital Time Warner Cable households by the end of the Company's second quarter. The Group has added Time Warner addressable households slower than it anticipated for two reasons: 1) the Group has added digital households faster and analog systems slower than it originally anticipated and 2) many Time Warner systems launched Pleasure on their digital systems first to observe its performance against its competitors. After seeing that Pleasure outperforms its competitors, systems such as Syracuse, Akron and Hawaii are now launching Pleasure on their analog systems.

The Group has signed a contract with Hughes Electronic Corporation's DirecTV ("DirecTV") for carriage beginning August 1, 2000 of a daily six-hour feed of Pleasure called "Pleasure Island". Pleasure Island will air each night on DirecTV from 9:00 p.m. to 3:00 a.m. EST and will be sold to DirecTV's 7.1 million addressable household base as two, three-hour blocks of programming for $6.99 per block.

Pleasure is offered by Cable MSO's/DBS providers on a PPV basis with retail rates ranging from $4.95 to $7.95 per block. Pleasure's buy rates, which depend upon customer demographics and the number of total adult networks provided by the multi-channel distributor, average approximately 5% per month.

The Subscription/PPV TV Group began to market Extasy on a limited basis to Cable MSOs and DBS providers during the fiscal year ended March 31, 2000. In January 2000, DISH launched Extasy on its newest satellite at 110 degrees and made it available to its DISH 500 customers. DISH markets Extasy as both a subscription and PPV service, as well as offering a monthly combination subscription to both Extasy and TeN. As of June 30, 2000, Extasy was available to approximately 1.8 million Cable/DBS addressable households up from 0 addressable households as of June 30, 1999. In addition, as of June 30, 2000, Extasy had 10,000 monthly DISH subscribers at a retail rate of $24.99 plus 3,000 monthly DISH subscribers to the Extasy/TeN combination package at a retail rate of $34.99. The Group has seen an increase in the number of monthly subscribers to both Extasy and the Extasy/TeN combination package since its launch in January 2000 and expects this increase to continue.

Extasy is offered by Cable MSOs/DBS providers on a PPV basis with retail prices ranging from $7.95 to $9.99 per block. Extasy's buy rates, which depend upon customer demographics and the number of total adult networks provided by the multi-channel distributor, average approximately 12% per month.

The Company launched Erotic Television Clips or ETC on May 17, 2000 as its newest, partially-edited 24-hour per day adult network. ETC's unique formatting provides for thematically organized 90-

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
minute blocks of programming in order to encourage appointment viewing by the PPV adult consumer. ETC delivers 240 unique thematic blocks with over 500 different adult film scenes during a typical month. ETC will be marketed to Cable and DBS providers on a PPV basis.

ETC was launched to 1.2 million DISH 500 households on both a PPV and subscription basis in July 2000 with additional cable launches expected in future months.

Management expects that its Cable/DBS revenues will continue to increase and the number of addressable households will continue to increase in future periods as it aggressively promotes TeN, Pleasure, ETC and Extasy to additional Cable MSO and DBS providers.

COST OF SALES

Cost of sales for the Subscription/PPV TV Group was $2.8 million, or 51% of revenue, for the quarter ended June 30, 2000 as compared to $2.6 million, or 81% of revenue, for the quarter ended June 30, 1999, an increase of 8%. Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, amortization of content licenses, and call center operations.

The increase in absolute dollars for cost of sales is primarily due to the following: a) a 34% increase in the amortization of content licenses related to the acquisition of the Metro library as well as to the purchase of additional content licenses necessary to program Pleasure, TeN, and Extasy; b) an 84% increase in programming acquisition costs related to the increase in editing necessary for the Group's networks as it has added additional content and developed ETC; and c) a 95% increase in costs associated with the operation of the broadcast playout facility in Boulder, Colorado resulting from the expansion of the facility in January 2000 and the increase in signals originating from this site. The Group has also seen a 22% decrease in its call center costs since June 30, 1999. The call center's operations were moved in-house to Boulder, Colorado in August 1999. The Group's transponder and uplinking costs have remained relatively unchanged quarter to quarter.

Due to the fact that approximately 70% of the Group's cost of sales are fixed in nature, management does not anticipate any significant increases in cost of sales in future periods with respect to its products that are currently launched. The Group anticipates that cost of sales as a percentage of revenue will decline to approximately 40% of net revenue in future periods.

OPERATING INCOME/(LOSS)

Operating income for the Subscription/PPV TV Group for the quarter ended June 30, 2000 was $.2 million compared to a loss of $1.5 million for the quarter ended June 30, 1999. This increase in operating income is primarily due to the 87% increase in revenue combined with a 402% increase in gross profit margin for the quarter ended June 30, 2000.

Total operating expenses for the quarter ended June 30, 2000 increased 23% over the quarter ended June 30, 1999, and declined from 65% of revenue as of June 30, 1999 to 46% of revenue as of June 30, 2000. The increase in total operating expenses during the year was due to an increase in payroll and employee benefit costs associated with hiring additional personnel in the marketing, creative, and sales departments, increased commission expenses paid to the Group's sales department as additional addressable households are added, expenses associated with the Group's broadband group and development of its TeN.com product, an increase in travel and entertainment necessary to sell and market the Group's networks, and increased consulting expenses related to the outside advertising firm hired to assist in the branding and imaging of the Group's networks.

The Group's management anticipates that its operating income will continue to increase in future periods as its Cable/DBS revenue increases. The Group is aggressively promoting TeN, Pleasure, ETC, and Extasy and anticipates additional launch commitments in future periods. The Subscription/PPV TV Group expects that total operating costs will increase in future periods, but will decline to

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

approximately 40% of total revenue, as it aggressively expands its marketing and internal creative departments, focuses on branding its networks, and continues to add to its current infrastructure to support its products and customers.

                     INTERNET CONTENT PROVIDER (ICP) GROUP

NET REVENUE

Total net revenue for the Internet Content Provider Group was $8.5 million for the quarter ended June 30, 2000, a 23% increase from $6.9 million for the quarter ended June 30, 1999.

Membership revenue was $5.6 million for both the quarters ended June 30, 2000 and June 30, 1999. Membership revenue growth was slowed due to the implementation of more stringent fraud controls to reduce credits and chargebacks.

Group owned websites totaled 29 at June 30, 2000 compared to 17 as of June 30, 1999. These websites hosted a daily average of 2.2 million visitors at June 30, 2000, an increase of 100% from the daily average of 1.1 million at June 30, 1999. While the daily average visits to the Group's websites have increased from quarter to quarter, the rate at which this traffic is converted into new memberships ("conversion rate") has decreased significantly due to management's emphasis on fraud control programs to reduce the level of chargebacks and credits.

Membership revenue from international credit cards has been a major contributor to the Group's chargebacks and credits, and the fraud control programs have resulted in reducing international credit card revenue to 12% of total membership revenue for the quarter ended June 30, 2000, compared to 31% for the quarter ended June 30, 1999. Due to the high chargeback rates experienced with international credit cards, the Group had made the decision to reduce the acceptance of international credit cards. The international revenue earned during the quarter ended June 30, 2000 is from renewal memberships only.

The standard one-month membership prices averaged $20 to $30 for both periods, three-day trial memberships varied from $2.00 to $5.00 at June 30, 2000, and from $2.00 to $3.00 at June 30, 1999.

Revenue from content sales and the sale of traffic was $2.9 million for the quarter ended June 30, 2000, a 164% increase from $1.1 million for the quarter ended June 30, 1999. Revenue growth for the quarter ended June 30, 2000 was the result of focused marketing programs concentrating on promoting the Group's website content and reporting.

Content was sold to 282 webmasters at June 30, 2000, a 36% increase from 207 webmasters at June 30, 1999. The increase in high quality content contributed to the increase in sales to webmasters although competition has caused the average content price to decrease. The average price collected for each product was $400 at June 30, 2000, a 43% decrease from $700 at June 30, 1999. Customers purchased an average of three products at both June 30, 2000 and June 30, 1999. Management expects that increased price competition and the effect of more restrictive credit card policies may further reduce the average price for content and will cause a slower growth in revenue from content sales. Management intends to continue to offer additional content through new websites to offset these risks.

Revenue is earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to other affiliate marketing programs. Due to the increase in traffic to the ICP Group's websites, management has been able to increase exit traffic sales to other affiliate marketing programs at similar rates paid by the ICP Group for its purchased traffic. Traffic sales were made to 41 customers during the quarter ended June 30, 2000, an increase of 156% from 16 during the quarter ended June 30, 1999.

The Internet Pay-Per-View revenue was replaced with newer product offerings and video memberships, and therefore there were no sales for the quarter ended June 30, 2000 compared to $.2 million for the quarter ended June 30, 1999. This decrease for the quarter ended June 30, 2000 was

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

expected as the Internet Pay-Per-View subscribers switched to the Group's subscriber membership products.

Management does not expect the decline in the growth of its membership revenue to continue. Management expects that the efforts of its continued emphasis on fraud control and the reduction in the level of chargebacks and credits will provide for a more stable membership base which should result in increasing membership renewals in future periods. Revenue from content sales and sale of traffic should continue to increase in future periods.

COST OF SALES

Cost of sales for the Internet Content Provider Group was $4.7 million for the quarter ended June 30, 2000, as compared to $4.2 million for the quarter ended June 30, 1999, an increase of 12%. Cost of sales consists of variable expenses associated with credit card chargebacks, credits, and merchant banking fees; transport; membership acquisition costs and website content. Cost of sales was 56% of revenue for the quarter ended June 30, 2000 and 61% of revenue for the quarter ended June 30, 1999. The cost of sales percentage continues to improve due to a reduction in communications, bandwidth, and merchant banking fees. In addition, credit card chargebacks and credits decreased during the quarter ended June 30, 2000 due to the implementation of tighter fraud controls. Management believes that chargebacks and merchant banking fees may increase in future periods; however, cost of sales as a percentage of revenue is not expected to increase significantly.

The average new membership acquisition payment made to webmasters (i.e., "purchased" traffic) has increased from $30.00 at June 30, 1999 to $40.00 at June 30, 2000. However, the Group's overall new membership acquisition cost when considering both "typed-in" and "purchased" traffic remained constant at an average of 26% of revenue for both periods. The Group's vanity domain name acquisition strategy has contributed to an increase in new members via "typed-in" traffic and results in no direct acquisition costs; however, the amortization costs of the purchased URLs did increase the cost of sales by $.2 million for the quarter ended June 30, 2000 as compared to June 30, 1999. The domain names are amortized over a three to five year period. Six vanity domains were acquired in the quarter ended June 30, 2000 at a cost of $1.6 million. No domains were purchased during the quarter ended June 30, 1999. Management intends to increase its efforts to acquire vanity domain names in the future.

Credit card chargebacks and credits decreased approximately 4% as a percentage of membership revenue for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999. This was due to the implementation of tighter fraud controls by management in response to Visa and MasterCard organizations' efforts to target chargeback activities of certain industries, including Direct Marketing, Travel Agencies, Outbound Telemarketing Merchants and Videotext (Internet) Merchants. The effect of this effort by Visa and MasterCard has been the elimination of warning periods by these organizations (i.e., fees are assessed without any warning periods) and increased review fees and chargeback fees when chargebacks exceed the chargeback parameters. During the quarter ended June 30, 2000, the ICP Group incurred additional one-time fees as described above of $.1 million.

Merchant banking and processing fees also decreased approximately 4% as a percentage of membership revenue for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999.

OPERATING INCOME

Operating Income for the Internet Content Provider Group for the quarter ended June 30, 2000 was $2.4 million compared to $1.4 million for the quarter ended June 30, 1999, an increase of 71%. This increase in operating income for the quarter ended June 30, 2000 is primarily due to an increase in revenue combined with an increase in gross profit margin. Operating expenses increased approximately 7% for the quarter ended June 30, 2000 compared to June 30, 1999 primarily due to

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

increased personnel and office facilities costs. Operating expenses were 16% of revenue for the quarter ended June 30, 2000, compared to 19% of revenue for the quarter ended June 30, 1999.

                     INTERNET SERVICE PROVIDER (ISP) GROUP
NET REVENUE

Net revenue for the ISP Group was $1.8 million for the quarter ended June 30, 2000, a 6% increase from $1.7 million for the quarter ended June 30, 1999. Revenue includes billings to affiliated companies of $1.6 million for the quarter ended June 30, 2000 and $1.1 million for the quarter ended June 30, 1999. These intercompany sales were eliminated in consolidation.

Net revenue after the elimination of intercompany sales was $.2 million for the quarter ended June 30, 2000, a 67% decrease from $.6 million for the quarter ended June 30, 1999. The decrease in net sales (after elimination of intercompany sales) was the result of reduced processing for one outside audio text customer who is not expected to be a significant portion of the ISP revenue in future periods.

Net revenue for the ISP Group includes charges for web hosting, sale of bandwidth, and e-commerce transactions. Revenue for web hosting and for the sale of bandwidth is expected to increase in future periods as the group completes the upgrade of its ISP facility to a level one data center and adds sales staff to market its ISP capabilities.

COST OF SALES

Cost of sales for the ISP Group was $.2 million for the quarter ended June 30, 2000, as compared to $.7 million for the quarter ended June 30, 1999. The decrease in cost of sales corresponds to the decrease in revenue from the outside audio text customer. Cost of sales consists of expenses for bandwidth and communications, equipment depreciation and amortization.

OPERATING LOSS

Operating loss for the ISP Group for the quarter ended June 30, 2000 was $.6 million, compared to a loss of $.2 million for the quarter ended June 30, 1999, an increase of 200%. The operating loss for the quarter ended June 30, 2000 is a result of the expenses for upgrades-in-process at the ISP facility. These expenses related primarily to payroll, consulting costs, communication upgrades, equipment depreciation and amortization.

Management expects that the ISP Group will continue to have an operating loss at approximately the same rate as that in the quarter ended June 30, 2000 in future periods until the development of a first class data center and a seamless traffic management platform is complete; the ISP broadband content delivery network is fully-integrated and deployed; and the marketing plan is implemented.

Management is continuing the screening and evaluation process for technology vendors to add to the ISP Group's solutions portfolio. Various leading equipment manufacturers, software publishers, and telecommunications providers are being considered. The following have successfully proven their ability to perform in the Group's demanding environment and have been launched into 24/7 production:
Pacific Bell Internet, Extreme Networks, F5 Labs, Veritas, Real Networks, and Global Crossing.

Given recent category consolidation and activity -- Akamai's purchase of InterVu; Digital Island's purchase of SoftAware; cable modem and DSL household adoption; and the Blockbuster/Enron partnership -- management believes that its market to provide adult and non-adult content providers with high quality, low-cost distribution of streaming video and video-on-demand content is solid and will experience continued growth.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

RECLASSIFICATIONS

Management changed its reporting of certain intercompany transactions for the ISP Group for the quarter ended June 30, 2000. This change in reporting required reclassifications for the quarter ended June 30, 1999 for comparison purposes. Management feels the change in reporting more appropriately reflects its financial position and will continue to report in this manner in future periods. The reclassifications had no effect on net income for both the quarters ended June 30, 2000 and June 30, 1999.

For the quarter ended June 30, 1999, the reclassification resulted in increasing the ISP Group's revenue by $1.1 million, increasing the ICP Group's cost of sales by $.2 million and increasing the ICP Group's operating expenses by $.9 million. These reclassifications, which related solely to the ISP Group's intercompany accounting with the ICP Group, were subsequently eliminated in consolidation.

                      PAYMENT SERVICE PROVIDER (PSP) GROUP
OPERATING LOSS

The operating expenses and the loss for the quarter ended June 30, 2000 were $.5 million, an increase of 400% from the operating expenses and loss of $.1 million for the quarter ended June 30, 1999.

The operating losses for the quarter ended June 30, 2000 are the result of the addition of personnel to initiate the planning and initial implementation of the payment processing organization. To further compliment its management team, the PSP Group has recently added several banking industry professionals that combined bring over 40 years of banking related experience to the organization. Management expects that the PSP Group will continue to have operating losses in future periods.

The PSP Group is a development stage Payment Services Provider ("PSP") that specializes in Internet billing options and services. Management is positioning itself to be a leading international provider of real-time, or on demand, e-commerce and mail order/telephone order transaction processing. The PSP Group will offer services to merchants for global payment processing, fraud prevention and fulfillment management.

With over 10 years of experience in on-line credit card processing, the PSP Group has developed effective and sophisticated fraud control techniques, customer profiling and risk scoring technologies. The PSP team's vast experience in risk management and fraud control have allowed it to effectively maintain merchant chargebacks below the thresholds required by banks and credit card associations. As a result, the PSP Group expects to take a leading position in card-not-present processing.

The PSP Group is in the process of finalizing an agreement with a leading e-commerce merchant bank to be an Independent Sales Organization ("ISO") and Member Services Provider ("MSP") for that bank. This strategic alliance provides the PSP Group with a strong merchant bank to support the acquisition of significant merchant account growth now and into the future. Management expects to begin acquiring new merchants under this agreement during the second quarter of fiscal 2001.

In conjunction with this ISO/MSP arrangement, the PSP Group is in the certification stage of its Internet Payment Gateway, Card.com. This payment processing link will enable the PSP Group to process credit card payment activity online, in real-time, with its processor First Data Merchant Services on their Omaha and South Platforms.

Currently, the PSP Group has merchant banking relationships in the United States, Caribbean, Latin America, Asia, Europe and the Middle East.

                            CORPORATE ADMINISTRATION

The Corporate Administration segment includes all costs associated with the operation of the public entity known as New Frontier Media, Inc. These costs include legal and accounting expenses, registration and filing fees with NASDAQ and the SEC, investor relations costs, and printing costs associated with public filings. The operating loss for this segment increased from $.2 million for the

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

quarter ended June 30, 1999 to $.8 million as of June 30, 2000, an increase of 300%. This increase is primarily related to a 368% increase in legal fees related to the Company's defense against J.P. Lipson, an increase in payroll costs related to the addition of an in-house investor relations person, $139,000 of net interest expense related to the convertible preferred stock, and an increase in travel costs related to investor meetings in April 2000.

                        LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended June 30, 2000, cash used in operating activities of $.6 million was primarily associated with an increase in prepaid distribution rights of $.9 million and an increase in accounts receivable of $1.8 million. The increase in accounts receivable was principally due to the slow pay of a major customer of the Subscription/PPV TV Group in June 2000. This accounts receivable has subsequently been collected and the customer is considered current. This use of cash was offset by net income of $.7 million, depreciation and amortization of $1.4 million, and an increase in accounts payable of $.6 million.

For the quarter ended June 30, 1999, cash used in operating activities of $.6 million was primarily associated with a net loss of $.6 million and a decrease in accounts payable of $1.2 million. This use of cash was offset by depreciation and amortization of $.9 million.

Cash used in investing activities was $2.1 million for the quarter ended June 30, 2000. This use of cash was primarily associated with the purchase of six domain names for the ICP Group in the amount of $1.6 million. Cash used in investing activities for the quarter ended June 30, 1999 was $.2 million and was primarily comprised of capital expenditures related to broadcast equipment, trade show booth improvements, and computer equipment.

Cash provided by financing activities was $1.0 million for the quarter ended June 30, 2000, compared to $.4 million for the quarter ended June 30, 1999. Cash provided by financing activities for the quarter ended June 30, 2000 was attributable to the contribution of $1.3 million by the senior management group as part of the agreement reached with NASDAQ to maintain its listing. Cash provided by financing activities for the quarter ended June 30, 1999 was attributable to the funding of $1.5 million on the Company's line of credit, offset by the payment of $1.0 million in related party borrowings by the ISP Group.

The Company's material commitments include the payments required under its operating and capital lease agreements and the repayment of its related party obligations. The Company believes that its existing cash balances together with funds generated from operations will be sufficient to satisfy these obligations.

The Company anticipates the following capital expenditures during the current fiscal year: 1) The Company will purchase additional broadcast equipment estimated at $1.6 million in order to ensure complete redundancy of its Boulder, Colorado facility as well as to increase storage capacity and improve the broadcast quality of its networks; 2) the Company will purchase approximately $.3 million of receiver/decoder equipment as additional cable carriage is obtained for its TeN, Pleasure, ETC, and Extasy networks during the next 12 months; 3) the Company anticipates capital expenditures for editing equipment and additional computer and communication equipment of approximately $2.0 million; and 4) the Company will upgrade its ISP facility into a level one data center at an estimated cost of $2.0 million. The Company anticipates funding this $2.0 million upgrade to its ISP facility through a lease line commitment.

The Company will continue to pursue its strategy to purchase additional vanity domain names based on its available cash balances. Based on the availability of cash the Company anticipates spending $1.5 million to $10 million on domain name acquisitions. The Company estimates a return of capital on these purchases within 18 -- 24 months.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

a)  Exhibits

27.01     Financial Data Schedule

b)  Reports on Form 8K

       The Company did not file any Form 8-K Reports during the quarter.

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