Form 10-Q
period 2000-09-30
NEW FRONTIER MEDIA INC /CO/
filed 2000-11-14
CIK 847383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                   FORM 10-Q

/X/ Quarterly report under section 13 or 15(d) of the Securities and Exchange Act of 1934.

      For the quarterly period ended September 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 2000: 20,784,920 shares of Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                            NEW FRONTIER MEDIA, INC.
                                     Index

                                                                                     PAGE
                                                                                    NUMBER
                                                                                  --------------
     PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets for the periods ended March 31, 2000
             and September 30, 2000 (Unaudited)................................          3-4

             Consolidated Statements of Operations for the three months and
             six months ended September 30, 2000 and 1999 (Unaudited)..........            5

             Consolidated Statements of Cash Flows for the six months ended
             September 30, 2000 and 1999 (Unaudited)...........................            6

             Notes to Consolidated Financial Statements (Unaudited)...........         7-13

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................        14-27

     Item 3. Quantitative and Qualitative Disclosures about Market Risk........           28

     PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.................................................           28

     Item 4. Submission of Matters to a Vote of Security Holders...............        28-29

     Item 6. Exhibits and Reports on Form 8-K..................................           29

     SIGNATURES................................................................           30

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)

                                     ASSETS

                                                                  SEPTEMBER 30,
                                                                     2000               MARCH 31,
                                                                  (UNAUDITED)             2000
                                                                  -------------         -----------
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of
     $1,380,275 and $684,665, respectively (Note 1)..........        $ 4,910              $ 7,329
  Accounts receivable........................................          4,127                2,996
  Prepaid distribution rights (Note 1).......................          1,831                1,531
  Prepaid expenses...........................................          1,355                  975
  Deferred tax asset.........................................          3,908                  750
  Due from related party.....................................            131                   --
  Other......................................................            365                  597
                                                                     -------              -------
       TOTAL CURRENT ASSETS..................................         16,627               14,178
                                                                     -------              -------
FURNITURE AND EQUIPMENT, at cost (Note 1)....................         16,881               12,832
  Less: accumulated depreciation and amortization............         (5,359)              (3,693)
                                                                     -------              -------
       NET FURNITURE AND EQUIPMENT...........................         11,522                9,139
                                                                     -------              -------
OTHER ASSETS:
  Prepaid distribution rights (Note 1).......................          7,676                6,776
  Goodwill, less accumulated amortization of $1,663,452 and
     $1,345,404, respectively (Note 1).......................          4,697                5,015
  Deferred tax asset non-current.............................          4,103                   --
  Marketable securities -- available for sale (Note 1).......            118                  188
  Other......................................................          1,175                  992
                                                                     -------              -------
       TOTAL OTHER ASSETS....................................         17,769               12,971
                                                                     -------              -------
TOTAL ASSETS.................................................        $45,918              $36,288
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000S)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    SEPTEMBER 30,
                                                                       2000               MARCH 31,
                                                                    (UNAUDITED)             2000
                                                                    -------------         ---------
CURRENT LIABILITIES:
  Accounts payable.............................................        $ 1,631             $ 1,079
  Current portion of obligations under capital lease...........          1,364                 918
  Deferred revenue (Note 1)....................................          4,049               3,999
  Reserve for chargebacks/credits..............................            465                 452
  Due to related party.........................................             --                  12
  Distribution payable to shareholders.........................            372                 672
  Reserve for legal settlement.................................         10,000                  --
  Other accrued liabilities....................................          2,697               2,573
                                                                       -------             -------
       TOTAL CURRENT LIABILITIES...............................         20,578               9,705
                                                                       -------             -------
LONG-TERM LIABILITIES:
  Obligations under capital leases.............................          1,416               1,120
  Note payable-related parties.................................             --                 809
  Series C redeemable preferred stock..........................             --               4,073
  Other........................................................             57                  74
                                                                       -------             -------
       TOTAL LONG-TERM LIABILITIES.............................          1,473               6,076
                                                                       -------             -------
          TOTAL LIABILITIES....................................         22,051              15,781
                                                                       -------             -------
SHAREHOLDERS' EQUITY (Notes 1 and 3):
  Common stock, $.0001 par value, 50,000,000 shares authorized,
     20,784,920 and 20,524,636, respectively, shares issued and
     outstanding...............................................              2                   2
  Preferred stock, $.10 par value, 5,000,000 shares authorized:
     Class A, no shares issued and outstanding.................             --                  --
     Class B, no shares issued and outstanding.................             --                  --
  Additional paid-in capital...................................         41,503              35,336
  Minority interest in subsidiary (Note 1).....................           (153)                (56)
  Other comprehensive income (loss) (Note 6)...................             --                (438)
  Accumulated deficit..........................................        (17,485)            (14,337)
                                                                       -------             -------
       TOTAL SHAREHOLDERS' EQUITY..............................         23,867              20,507
                                                                       -------             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................        $45,918             $36,288
                                                                       =======             =======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS AND SIX MONTHS
                 ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
                                   (IN 000S)

                                                           3 MONTHS ENDED          6 MONTHS ENDED
                                                            SEPTEMBER 30            SEPTEMBER 30
                                                         ------------------      ------------------
                                                          2000       1999         2000       1999
                                                         -------    -------      -------    -------
SALES, net............................................   $14,643    $11,948      $28,885    $22,657
COST OF SALES.........................................     7,817      8,199       15,577     15,692
                                                         -------    -------      -------    -------
GROSS MARGIN..........................................     6,826      3,749       13,308      6,965
                                                         -------    -------      -------    -------
OPERATING EXPENSES:
  Occupancy and equipment.............................       314        249          635        427
  Legal and professional..............................     1,582        414        2,243        609
  Advertising and promotion...........................     1,351        810        2,606      2,120
  Salaries, wages and benefits........................     2,411      1,320        4,726      2,529
  Communications......................................       100        104          196        231
  General and administrative..........................       987        445        1,490        867
  Goodwill amortization...............................       159        159          318        317
  Consulting..........................................       490        126          795        298
                                                         -------    -------      -------    -------
       TOTAL OPERATING EXPENSES.......................     7,394      3,627       13,009      7,398
                                                         -------    -------      -------    -------
OTHER INCOME (EXPENSE):
  Income on trading securities........................        --         --           --          6
  Interest income.....................................        30         30          110         46
  Interest expense....................................      (140)      (133)        (388)      (207)
  Legal settlement....................................   (10,000)        --      (10,000)        --
  Loss on write-off of stock..........................      (507)        --         (507)        --
                                                         -------    -------      -------    -------
       TOTAL OTHER INCOME (EXPENSE)...................   (10,617)      (103)     (10,785)      (155)
                                                         -------    -------      -------    -------
       INCOME (LOSS) FROM CONTINUING OPERATIONS.......   (11,185)        19      (10,486)      (588)
                                                         -------    -------      -------    -------
MINORITY INTEREST:
  Minority interest in loss of subsidiary.............        53          6           97         10
                                                         -------    -------      -------    -------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES...   (11,132)        25      (10,389)      (578)
  Benefit (provision) for income taxes................     7,243         --        7,241         (2)
                                                         -------    -------      -------    -------
NET INCOME (LOSS).....................................   $(3,889)   $    25      $(3,148)   $  (580)
                                                         =======    =======      =======    =======
BASIC EARNINGS (LOSS) PER COMMON SHARE
  (Note 1 and 2)......................................   $  (.19)   $   .00      $  (.15)   $  (.03)
                                                         =======    =======      =======    =======
DILUTED EARNINGS (LOSS) PER COMMON SHARE
  (Note 1 and 2)......................................   $  (.19)   $   .00      $  (.15)   $  (.03)
                                                         =======    =======      =======    =======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED SEPTEMBER 30 (UNAUDITED)
                                   (IN 000S)

                                                                           2000          1999
                                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..............................................................   $ (3,148)     $   (580)
  Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
       Conversion of interest to common stock.........................        179            --
       Accretion of interest..........................................         69            --
       Warrants issued for services and legal settlement..............        160            --
       Write-off of marketable securities -- available for sale.......        507            --
       Depreciation and amortization..................................      2,943         1,839
       Gain on securities.............................................         --            (6)
       Increase in accounts receivable................................     (1,131)       (1,910)
       Increase in prepaid distribution rights........................     (2,084)         (907)
       Increase in deferred tax asset.................................     (7,261)           --
       (Increase) Decrease in other assets............................       (360)          137
       (Increase) Decrease in deposits................................       (121)           53
       Minority interest in loss of subsidiary........................        (97)          (11)
       Increase (Decrease) in accounts payable........................        552          (880)
       Increase in deferred revenue, net..............................         50           173
       Increase (Decrease) in reserve for chargebacks.................         13          (461)
       Increase (Decrease) in accrued guaranteed payments.............        190          (241)
       Decrease in royalties payable..................................        (16)           (8)
       (Decrease) Increase in other accrued liabilities...............        (68)          182
       Increase in reserve for legal settlement.......................     10,000            --
                                                                         --------      --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...................        377        (2,620)
                                                                         --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and furniture.................................     (2,697)         (572)
  Proceeds from trading securities....................................         --            56
                                                                         --------      --------
NET CASH USED IN INVESTING ACTIVITIES.................................     (2,697)         (516)
                                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations...............................       (608)         (444)
  Decrease in borrowings from related party notes.....................       (952)         (867)
  Decrease in distribution payable....................................       (300)           --
  Proceeds on note payable............................................         --         1,700
  Capital contribution from shareholders..............................      1,300            --
  Exercise of warrants and stock options..............................        309         3,940
  Decrease in debt offering cost......................................        152            --
                                                                         --------      --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES............        (99)        4,329
                                                                         --------      --------
NET INCREASE (DECREASE) IN CASH.......................................     (2,419)        1,193
CASH, beginning of period.............................................      7,329         4,020
                                                                         --------      --------
CASH, end of period...................................................   $  4,910      $  5,213
                                                                         ========      ========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 1 -- ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. ("the Company" or "New Frontier Media") and its wholly owned subsidiaries Colorado Satellite Broadcasting, Inc. d/b/a The Erotic Networks ("TEN"), Interactive Telecom Network, Inc. ("ITN"), Interactive Gallery, Inc. ("IGI") and Card Transactions, Inc. ("CTI"). On October 27, 1999, the Company completed its acquisition of 100% of ITN and IGI and 90% of CTI. These acquisitions have been accounted for in the accompanying financial statements as a pooling of interests. The accompanying financial statements for 2000 are based on the assumption that the companies were combined for the full quarter.

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

TEN is a leading provider of adult programming to multi-channel television providers and low powered direct-to-home C-Band households. Through its six networks, Pleasure, TeN, ETC, Extasy, True Blue and GonzoX, TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult consumers.

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

CTI is currently in a developmental stage and has no operations. The Company intends to develop CTI into an Internet Payment Services Provider ("PSP") for various Internet billing options, including secure, fully automated credit card payment processing.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. and its majority owned subsidiaries (collectively hereinafter referred to as New Frontier Media or the Company). All intercompany accounts and transactions have been eliminated in consolidation.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (CONTINUED)

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (CONTINUED)

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

The Company follows SFAS 123, Accounting for Stock-Based Compensation, for its stock-based compensation issued to non-employees. This statement requires that the fair value of the warrants at the grant date be recognized as compensation cost.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses and other liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for note payable - related party and note receivable - related party also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

EARNINGS (LOSS) PER COMMON SHARE

The Company adopted the provisions of SFAS 128, Earnings per Share. SFAS 128 simplifies the previous standards for computing earnings per share and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

NOTE 2 -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (CONTINUED)

The components of basic and diluted earnings (loss) per share are as follows:

                           EARNINGS (LOSS) PER SHARE
                                   (IN 000S)

                                                       QUARTERS ENDED           SIX MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                    --------------------      --------------------
                                                     2000         1999         2000         1999
                                                    -------      -------      -------      -------
Net income (loss) available for common
shareholders.....................................   $(3,889)     $    25      $(3,148)     $  (580)
                                                    =======      =======      =======      =======
Average outstanding shares of common stock.......    20,174       19,000       20,815       18,781
Dilutive effect of:
Warrants.........................................     1,198          268        1,338          289
Employee stock options...........................       306           --          316           --
                                                    -------      -------      -------      -------
Common stock and common stock equivalents........    21,678       19,268       22,469       19,070
                                                    =======      =======      =======      =======
Earnings (loss) per share:
Basic/Diluted....................................   $  (.19)     $   .00      $  (.15)     $  (.03)

Common stock equivalents are not included in the loss per share calculation since their effect would be anti-dilutive.

NOTE 3 -- SHAREHOLDERS' EQUITY

During the six months ended September 30, 2000, 159,000 shares of common stock were issued for the exercise of compensatory warrants and options. No shares of common stock were issued for the exercise of compensatory warrants and options for the quarter ended September 30, 2000. In the quarter ended June 30, 2000, four individuals of the Company's senior management, in compliance with the NASDAQ settlement, made a capital contribution of $1.3 million and returned 589,136 shares of common stock. These shares were retired.

During the quarter and six months ended September 30, 2000, the Company issued 659,523 and 690,432 shares of common stock, respectively, for the complete conversion of the Series C Convertible Redeemable Preferred Stock shares and related interest.

NOTE 4 -- STOCK OPTIONS AND WARRANTS

The Company granted options and warrants to employees, consultants and unrelated third parties for services provided and legal settlements allowing them to purchase common stock of New Frontier Media. The following information describes information relating to warrants issued during the six months:

                                                                                         EXERCISE
EXPIRATION DATE                                                         WARRANTS          PRICE
---------------                                                         --------         --------
04/14/03...........................................................       16,500          $ 7.13
06/12/03...........................................................      100,000          $ 5.50
10/01/05...........................................................       40,000          $ 5.00

As of September 30, 2000, the Company had granted 1,491,700 Options from the 1999 Incentive Stock Option Plan and 739,000 Options from the 1998 Incentive Stock Option Plan.

During the quarter, the Company's shareholders approved the Millennium Incentive Stock Option Plan which allows for the granting of 2.5 million options. No options were issued from this Plan during the quarter.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (CONTINUED)

NOTE 5 -- SEGMENT INFORMATION

For internal reporting purposes, management segregates the Company into five divisions: 1) Subscription/Pay-Per View TV, 2) Internet Content Provider,
3) Internet Service Provider, 4) Payment Service Provider and 5) Corporate Administration.

The following tables represent financial information by reportable segment (in thousands):

                                                     QUARTERS ENDED             SIX MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                 ----------------------      ----------------------
                                                   2000          1999          2000          1999
                                                 --------      --------      --------      --------
NET REVENUE
Subscription/Pay-Per-View TV..................   $  5,856      $  4,058      $ 11,354      $  7,224
Internet Content Provider.....................      8,519         7,316        17,004        14,260
Internet Service Provider.....................        236           550           465         1,149
Payment Service Provider......................         --            --            --            --
Corporate Administration......................         32            24            62            24
                                                 --------      --------      --------      --------
Total.........................................   $ 14,643      $ 11,948      $ 28,885      $ 22,657
                                                 ========      ========      ========      ========

INCOME (LOSS) FROM CONTINUING OPERATIONS
Subscription/Pay-Per-View TV..................   $    395      $   (341)     $    550      $ (1,884)
Internet Content Provider.....................      2,123           637         4,490         2,049
Internet Service Provider.....................       (941)           75        (1,502)         (156)
Payment Service Provider......................       (529)          (58)         (974)          (95)
Corporate Administration......................    (12,233)         (294)      (13,050)         (502)
                                                 --------      --------      --------      --------
Total.........................................   $(11,185)     $     19      $(10,486)     $   (588)
                                                 ========      ========      ========      ========

INTEREST INCOME
Subscription/Pay-Per-View TV..................   $      4      $      6      $      9      $     11
Internet Content Provider.....................         --            15            --            16
Internet Service Provider.....................          8             6            15             6
Payment Service Provider......................         --            --            --            --
Corporate Administration......................         18             3            86            13
                                                 --------      --------      --------      --------
Total.........................................   $     30      $     30      $    110      $     46
                                                 ========      ========      ========      ========

INTEREST EXPENSE
Subscription/Pay-Per-View TV..................   $     30      $     28      $     62      $     59
Internet Content Provider.....................          4            --            22            34
Internet Service Provider.....................         80            54           138            62
Payment Service Provider......................         --            --            --            --
Corporate Administration......................         26            51           166            52
                                                 --------      --------      --------      --------
Total.........................................   $    140      $    133      $    388      $    207
                                                 ========      ========      ========      ========

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (CONTINUED)

                                                     QUARTERS ENDED             SIX MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                 ----------------------      ----------------------
                                                   2000          1999          2000          1999
                                                 --------      --------      --------      --------
DEPRECIATION AND AMORTIZATION
Subscription/Pay-Per-View TV..................   $    461      $    327      $    905      $    634
Internet Content Provider.....................        238            20           416            34
Internet Service Provider.....................        331           181           595           353
Payment Service Provider......................         --            --            --            --
Corporate Administration......................          2             2             4             4
                                                 --------      --------      --------      --------
Total.........................................   $  1,032      $    530      $  1,920      $  1,025
                                                 ========      ========      ========      ========

                                                                      SEPTEMBER 30,      MARCH 31,
                                                                         2000              2000
                                                                      -------------      ---------
                                                                      (UNAUDITED)
IDENTIFIABLE ASSETS
Subscription/Pay-Per-View TV.......................................      $23,123          $21,305
Internet Content Provider..........................................        8,291            5,594
Internet Service Provider..........................................        4,451            3,857
Payment Service Provider...........................................          865              190
Corporate Administration...........................................        9,188            5,342
                                                                         -------          -------
Total..............................................................      $45,918          $36,288
                                                                         =======          =======

The Company's revenue from a major customer (revenues in excess of 10% of total sales) is from an entity involved in the satellite broadcast industry. The revenue from this customer as a percentage of total revenues for each of the two quarters ended September 30 are as follows:

                                                                    2000         1999
                                                                    ----         ----
                         Customer A............................      17%          6%

At September 30, 2000 and March 31, 2000, accounts receivable from Customer A is $1,803,561 and $785,575, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. Customer A is included in the Subscription/Pay-Per-View TV Segment.

The loss of its significant customer could have a materially adverse effect on the Company's business, operating results or financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectable accounts.

NOTE 6 -- COMPREHENSIVE INCOME (LOSS)

The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS 130 requires that the Company disclose comprehensive income in addition to net income (loss). Comprehensive income is a more inclusive financial reporting methodology that encompasses net income (loss) and all other nonshareholder changes in equity (other comprehensive income or loss).

Accumulated other comprehensive loss consisted of the unrealized losses on available-for-sale securities. The Company received 250,000 shares of Metro's common stock in exchange for services to be provided to Metro by TEN over a five-year period. Management believes there has been a permanent impairment to the value of this stock and wrote-off $507,500 during the quarter.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (CONTINUED)

NOTE 7 -- CONTINGENCIES

The Company was a defendant in a lawsuit filed on January 25, 1999, in which the plaintiff sought to enforce an alleged agreement by the Company to convey to the plaintiff a 70% equity interest in the Company. The lawsuit went to trial on August 14, 2000. On September 1, 2000, the jury entered a verdict in favor of the plaintiff, finding that he was entitled to $10 million in liquidated damages for breach of contract and breach of covenant of good faith and fair dealing, and, in the alternative, $1 million actual damages and $1 million punitive damages on his claim for fraud in the inducement and fraud in the concealment. The plaintiff has not elected his remedies as between the contract and fraud claims, and, as a result, the court has not entered any judgment to date. Notwithstanding that the Company intends to appeal any judgment which may be entered against it, the Company has established a $10 million reserve on its books as a result of the jury verdict.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

This quarterly report on Form 10Q includes forward-looking statements. These are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions, and those statements under the "Future Outlook" section identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to compete effectively for quality content with our Subscription/PPV TV Group's primary competitor who has significantly greater resources than us; 2) our ability to compete effectively with our primary Internet competitors and to increase our membership revenues both domestically and internationally; 3) our ability to retain our key executives; 4) our ability to successfully manage our credit card chargeback and credit percentage in order to maintain our ability to accept credit cards as a form of payment for our products and services; 5) our ability to generate compelling website content for resale; 6) our ability to attract market support for our stock and 7) our ability to prevail in our post-trial motions and appeal in the Lipson Lawsuit.

OVERVIEW

On February 18, 1998, the Company consummated an underwritten public offering of 1,500,000 units, each consisting of one share of common stock and one redeemable common stock warrant, raising $7,087,000 in net proceeds after underwriting fees. Simultaneous with the public offering, New Frontier Media acquired the adult satellite television assets of Fifth Dimension. As a result of the Fifth Dimension acquisition, the Company, through its wholly owned subsidiary Colorado Satellite Broadcasting, Inc. (d/b/a "The Erotic Networks" or "TEN"), became a leading provider of adult programming to C-Band households through its networks, Extasy, True Blue, and GonzoX.

In August 1998, New Frontier Media launched TeN as its first adult network targeted specifically to Cable multiple system operators ("MSO's") and Direct Broadcast Satellite ("DBS") providers. Unlike New Frontier Media's C-Band networks, TeN offers partially-edited adult programming which is intended to appeal to cable operators and DBS providers while delivering more of the editing style adult network subscribers expect to receive.

On June 1, 1999, New Frontier Media launched Pleasure, a 24-hour adult network that incorporates the most edited standard available in the category. Pleasure competes directly with Playboy's adult network services (Playboy TV, Spice and Spice 2) in the most-edited adult programming category.

The Company launched Erotic Television Clips or ETC in May 2000 as its second, partially-edited 24-hour per day adult network. The Company has organized its partially-edited content library into 60 different thematic categories. Through proprietary database technology, approximately eight scenes are organized thematically and programmed in one 90-minute ETC block in order to encourage appointment viewing by the PPV adult consumer. ETC delivers 240 unique thematic blocks with over 500 different adult film scenes during a typical month.

On October 27, 1999, the Company completed its acquisition of Interactive Telecom Network, Inc. ("ITN"), Interactive Gallery, Inc. ("IGallery") and 90% of Card Transactions, Inc. ("CTI"). Under the terms of the acquisition, which was accounted for in the accompanying financial statements as a

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

pooling of interests, the Company exchanged 6,000,000 shares of restricted common stock for all of the outstanding stock in ITN and IGallery and 90% of CTI.

ITN is a leading Internet technology and e-commerce company that provides turnkey Internet software engineering and bandwidth management. ITN provides the following Internet technology functions to IGallery: dedicated Internet access, web hosting, co-location services, systems and network integration, web site management, web development, and streaming media products.

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

CTI has no operations at this time. The Company intends to develop CTI into an Internet Payment Services Provider ("PSP") for various Internet billing options, including secure, fully automated credit card payment processing.

                             RESULTS OF OPERATIONS

                                                QUARTERS ENDED                   SIX MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                        ------------------------------    ------------------------------
                                          2000             1999             2000             1999
                                        -------------    -------------    -------------    -------------
                                                (IN MILLIONS)             (IN MILLIONS)
     NET REVENUE
     Subscription/Pay-Per-View TV
          Cable/DBS..................         3.3              1.3              6.3              1.8
          C-Band.....................         2.6              2.7              5.1              5.4
     Internet Content Provider
          Membership.................         5.3              5.7             10.9             11.4
          Content/Sale of Traffic....         3.2              1.4              6.1              2.5
          Internet Pay-Per-View......         0.0              0.2              0.0              0.4
     Internet Service Provider.......         0.2              0.6              0.5              1.1
                                            -----            -----            -----            -----
          Total......................        14.6             11.9             28.9             22.6
                                            =====            =====            =====            =====
     COST OF SALES
     Subscription/Pay-Per-View TV....         2.8              2.6              5.6              5.3
     Internet Content Provider.......         4.7              5.4              9.4              9.6
     Internet Service Provider.......         0.3              0.2              0.6              0.8
                                            -----            -----            -----            -----
          Total......................         7.8              8.2             15.6             15.7
                                            =====            =====            =====            =====
     INCOME (LOSS) FROM CONTINUING
     OPERATIONS
     Subscription/Pay-Per-View TV....         0.4             (0.3)             0.6             (1.8)
     Internet Content Provider.......         2.1              0.6              4.5              2.0
     Internet Service Provider.......        (0.9)             0.1             (1.5)            (0.2)
     Payment Service Provider........        (0.5)            (0.1)            (1.0)            (0.1)
     Corporate Administration........       (12.2)            (0.3)           (13.0)            (0.5)
                                            -----            -----            -----            -----
          Total......................       (11.1)             0.0            (10.4)            (0.6)
                                            =====            =====            =====            =====

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

Note that the information provided above for the period ended September 30, 1999 has been restated to give effect to the pooling of interests of ITN, IGallery, and CTI for the entire period.

Income (loss) from continuing operations includes two nonrecurring items of $10 million and $.6 million for the quarter and six months ended September 30, 2000. Excluding these two nonrecurring items, income (loss) from continuing operations would be a loss of $.5 million for the quarter ended September 30, 2000 and income of $.2 million for the six months ended September 30, 2000.

NET REVENUE

Net revenue for the Company was $14.6 million and $28.9 million for the quarter and six months ended September 30, 2000, an increase of 23% and 28%, respectively, from $11.9 million and $22.6 million for the quarter and six months ended September 30, 1999. This improvement is due to increases in net revenue for both the Subscription/PPV TV and Internet Content Provider Groups. Revenue for the Subscription/PPV TV Group increased to $5.9 million and $11.4 million for the quarter and six months ended September 30, 2000, an increase of 48% and 58%, respectively, from $4.0 million and $7.2 million for the quarter and six months ended September 30, 1999. Revenue for the Internet Content Provider Group increased to $8.5 million and $17 million for the quarter and six months ended September 30, 2000, a 16% and 19% increase respectively, from $7.3 million and $14.3 million for the quarter and six months ended September 30, 1999.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Loss from continuing operations for the Company increased from $0 as of the quarter ended September 30, 1999 to a loss of $11.1 million for the quarter ended September 30, 2000. Loss from continuing operations for the Company increased from a loss of $0.6 million as of the six months ended September 30, 1999 to a loss of $10.4 million as of the six months ended September 30, 2000. The loss from continuing operations for the quarter and six months ended September 30, 2000 reflects the inclusion of two material nonrecurring items in the Corporate Administration segment: 1) a $10 million reserve as a result of the jury verdict issued in Lipson v. New Frontier Media, Inc. et al. ("J.P. Lipson Lawsuit"), and 2) a $507,500 loss for the write down to market of the Metro Global Media, Inc. stock held by the Company due to the impairment in value of this asset. The income/loss from continuing operations for the Company without giving effect to the two nonrecurring items would be a loss from continuing operations of $.5 million for the quarter ended September 30, 2000 and income from continuing operations of $.2 million for the six months ended September 30, 2000.

Income/loss from continuing operations for the Subscription/PPV TV Group increased from a loss from continuing operations of $.3 million and $1.8 million for the quarter and six months ended September 30, 1999, respectively, to income from continuing operations of $.4 million and $.6 million for the quarter and six months ended September 30, 2000. Income from continuing operations for the Internet Content Provider Group increased from $.6 million and $2 million as of the quarter and six months ended September 30, 1999, respectively, to $2.1 million and $4.5 million as of the quarter and six months ended September 30, 2000.

The Corporate Administration segment includes $1 million and $1.2 million for legal expenses related to the J.P. Lipson Lawsuit for the quarter and six months ended September 30, 2000, respectively.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                    SUBSCRIPTION/PAY-PER-VIEW (PPV) TV GROUP

The following table outlines the current distribution environment and addressable households for each network:

                                                       ESTIMATED ADDRESSABLE HOUSEHOLDS
                                                 ---------------------------------------------
                                                                (IN THOUSANDS)
                                                   AS OF             AS OF
                                                 SEPTEMBER 30,     SEPTEMBER 30,
     NETWORK            DISTRIBUTION METHOD         2000             1999            % CHANGE
------------------    -----------------------    -------------     -------------     ---------
Pleasure              Cable/DBS                      13,300            3,000            343%
TeN                   Cable/DBS                       5,500            3,600             53%
ETC                   Cable/DBS                       1,200           n/a              n/a
Extasy                C-band/Cable/DBS                3,100            1,800             72%(1)
True Blue             C-band/DBS                      1,800            1,700              6%(1)
GonzoX                C-band                          1,300            1,700            -24%(1)

Note: "n/a" indicates that network was not launched at that time

(1) % change reflects a 24% decline in C-band market addressable households. C-band total addressable households declined from 1.7 million as of September 30, 1999 to 1.3 million as of September 30, 2000.

NET REVENUE

Total net revenue for the Subscription/PPV TV Group was $5.9 million for the quarter ended September 30, 2000 representing a 48% increase from $4.0 million for the quarter ended September 30, 1999. Of total net revenue, C-Band net revenue was $2.6 million for the quarter ended September 30, 2000 compared to $2.7 million for the quarter ended September 30, 1999, a decrease of 4%. Revenue from the Group's Cable/DBS products for the quarter ended September 30, 2000 was $3.3 million compared to $1.3 million for the quarter ended September 30, 1999, an increase of 154%. Revenue from the Group's Cable/DBS products is responsible for approximately 56% of the Group's total net revenue for the quarter ended September 30, 2000 as compared to 33% for the quarter ended September 30, 1999.

Total net revenue for the Subscription/PPV TV Group was $11.4 million for the six months ended September 30, 2000, representing a 58% increase from the $7.2 million for the six months ended September 30, 1999. Of total net revenue, C-Band net revenue was $5.1 million for the six months ended September 30, 2000 as compared to $5.4 million for the six months ended September 30, 1999, a decrease of 6%. Revenue from the Group's Cable/DBS products for the six months ended September 30, 2000 was $6.3 million as compared to $1.8 million for the six months ended September 30, 1999, an increase of 250%. Revenue from the Group's Cable/DBS products is responsible for approximately 55% of the Group's total net revenue for the six months ended September 30, 2000 compared to 25% for the six months ended September 30, 1999.

The decrease in C-Band revenue for both the quarter and six months ended September 30, 2000 is due to a decrease in the number of total subscriptions to the Group's three C-Band networks (Extasy, True Blue and GonzoX). Total C-Band subscriptions to the Group's networks have declined 8% from 156,333 as of September 30, 1999 to 144,538 as of September 30, 2000. In addition, the Group has seen a 24% decline in the total C-Band market from 1.7 million addressable households to 1.3 million addressable households during the same period as the consumer's trend towards converting C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems has continued.

The increase in the Subscription/PPV TV Group's Cable/DBS revenue for both the quarter and six months ended September 30, 2000 are a result of the following factors as discussed further below: 1) an increase in distribution of TeN; 2) adding TeN as a pay-per-view ("PPV") service on Echostar Communications Corporation's DISH network ("DISH") in addition to its availability on a monthly

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

and yearly subscription basis; 3) the successful launch of Pleasure; and 4) the successful launch of Extasy as a Cable/DBS product.

As of September 30, 2000, TeN was available to 5.5 million addressable Cable and DBS households, up from 3.6 million households as of September 30, 1999, an increase of 53% as a result of both the launch of new Cable and DBS systems, including Bell Canada's Express Vu ("Express Vu"), and on-line growth of existing affiliates. In addition, TeN is available on a monthly and annual subscription basis to DBS households via DISH. As of September 30, 2000, TeN had approximately 66,000 monthly DISH subscribers compared to 75,000 monthly subscribers as of September 30, 1999, a 12% decrease. The Group had expected to experience a decline in monthly DISH subscribers once TeN was offered as a PPV service.

TeN launched on DISH in September 1998 and was initially available to DISH households only on a monthly and annual subscription basis. In September 1999, TeN was made available to DISH households on both a subscription and PPV basis, resulting in an increase in the Group's Cable/DBS revenue. In addition, the price of a monthly subscription was increased $5.00 to $19.99. Due to the fact that TeN is now offered on a PPV basis by DISH, the Group is experiencing a decline in the number of monthly subscribers.

The Company expects that TeN will experience a decline in the number of its addressable households in October 2000 because of a programming decision by Express Vu to replace TeN with an adult service that they intend to program themselves. Due to Canadian regulations, Express Vu was unable to offer TeN as a six-hour block of programming, and they felt that this was inhibiting their adult category buy rates. The Group has an excellent relationship with Express Vu, and Express Vu will continue to carry its Extasy and True Blue networks.

TeN is offered by Cable MSO's/DBS providers on a PPV basis with retail rates ranging from $5.95 to $8.99 per block. A block of programming, depending upon the MSO/DBS provider, can range from 90 minutes to 6 hours. TeN's monthly buy rates, which depend upon customer demographics and the number of total adult networks provided by the multi-channel distributor, average 7%-15% per month.

Pleasure was launched on June 1, 1999 and was available to 3.0 million addressable households as of September 30, 1999. Pleasure has grown to a total of 13.3 million addressable households as of September 30, 2000, an increase of 343%, as a result of both the launch of new Cable and DBS systems and on-line growth of existing affiliates.

In January 2000, New Frontier Media announced that it had signed a corporate carriage agreement with Time Warner Cable for the distribution of Pleasure on its systems. As of September 30, 2000, the Group had added a total of 1.0 million analog and 540,000 digital Time Warner Cable households, including 78,000 Video-on-Demand households.

The Group signed a contract with Hughes Electronic Corporation's DirecTV ("DirecTV") for carriage beginning August 1, 2000 of a daily six-hour feed of Pleasure called "Pleasure Island". Pleasure Island airs each night on DirecTV from 10:00 p.m. to 4:00 a.m. EST and is sold to DirecTV's 7.2 million addressable household base as two, three-hour blocks of programming for $6.99 per block.

Pleasure is offered by Cable MSO's/DBS providers on a PPV basis with retail rates ranging from $4.95 to $7.95 per block. Pleasure's buy rates, which depend upon customer demographics and the number of total adult networks provided by the multi-channel distributor, average approximately 5% per month.

The Subscription/PPV TV Group began to market Extasy on a limited basis to Cable MSO's and DBS providers during the fiscal year ended March 31, 2000. In January 2000, DISH launched Extasy on its newest satellite at 110 degrees and made it available to its DISH 500 ("DISH 500") customers. DISH markets Extasy as both a subscription and PPV service, as well as offering a monthly combination subscription to both Extasy and TeN.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

As of September 30, 2000, Extasy was available to approximately 1.8 million Cable/DBS addressable households, including DISH 500 and Express Vu households, up from 105,000 addressable households as of September 30, 1999. In addition, as of September 30, 2000, Extasy had 14,000 monthly DISH subscribers at a retail rate of $24.99 plus 5,200 monthly DISH subscribers to the Extasy/TeN combination package at a retail rate of $34.99.

Extasy is offered by Cable MSO's/DBS providers on a PPV basis with retail prices ranging from $7.95 to $9.99 per block. Extasy's buy rates, which depend upon customer demographics and the number of total adult networks provided by the multi-channel distributor, average approximately 10% - 12% per month.

ETC was launched to 1.2 million DISH 500 households on both a PPV and subscription basis in July 2000 and has launched to 20,000 Cable households on a PPV basis during the quarter ended September 30, 2000.

COST OF SALES

Cost of sales for the Subscription/PPV TV Group was $2.8 million, or 47% of revenue, for the quarter ended September 30, 2000 as compared to $2.6 million, or 65% of revenue, for the quarter ended September 30, 1999, an increase of 8%. Cost of sales for the Subscription/PPV TV Group was $5.6 million, or 49% of revenue, for the six months ended September 30, 2000 as compared to $5.3 million, or 74% of revenue, for the six months ended September 30, 1999, an increase of 6%. Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, amortization of content licenses, and call center operations. Cost of sales as a percentage of revenue has declined for the quarter and six months ended September 30, 2000 due to the fact that approximately 70% of the Group's cost of sales are fixed in nature.

The increase in absolute dollars for cost of sales for both the quarter and six months ended is primarily due to the following: a) an increase in programming acquisition costs related to the editing of additional content for its networks and development costs associated with ETC's launch; and b) an increase in payroll, depreciation and maintenance costs for the operation of the broadcast playout facility in Boulder, Colorado resulting from the expansion of the facility in January 2000 and the increase in the number of signals originating from this site. The Group has also seen a 25% decrease in its call center costs since September 30, 1999. The call center's operations were moved in-house to Boulder, Colorado in August 1999. The Group's transponder, uplinking, and content amortization costs have remained relatively unchanged quarter to quarter.

INCOME (LOSS) FROM CONTINUING OPERATIONS

Income from continuing operations for the Subscription/PPV TV Group for the quarter ended September 30, 2000 was $.4 million compared to a loss of $.3 million for the quarter ended September 30, 1999. Income from continuing operations for the Subscription/PPV TV Group for the six months ended September 30, 2000 was $.6 million compared to a loss of $1.8 million for the six months ended September 30, 1999. This increase in income from continuing operations is primarily due to a 48% and 58% increase in revenue for the quarter and six months ended September 30, 2000, respectively. In addition, the Group experienced a 117% and 196% increase in gross profit for the quarter and six months ended September 30, 2000 as compared to the quarter and six months ended September 30, 1999.

Total operating expenses for the quarter and six months ended September 30, 2000 increased 57% and 38%, respectively, over the quarter and six months ended September 30, 1999. Operating expenses increased as a percentage of revenue from 36% as of the quarter ended September 30, 1999 to 39% as of the quarter ended September 30, 2000, and decreased as a percentage of revenue from 46% as of the six months ended September 30, 1999 to 39% as of the six months ended September 30, 2000.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

The increase in total operating expenses during the quarter and six months ended September 30, 2000 was due to an increase in payroll and employee benefit costs associated with hiring additional personnel in the marketing and creative departments, increased advertising costs for the launch of ETC and transponder channel moves which occurred this quarter, increased commission expenses paid to the Group's sales department as additional addressable households are added, expenses associated with the Group's broadband group and development of its TeN.com product, an increase in travel and entertainment costs necessary to promote the Group's networks, and increased consulting expenses related to the outside advertising firm hired to assist in the branding and imaging of the Group's networks.

                     INTERNET CONTENT PROVIDER (ICP) GROUP
NET REVENUE

Total net revenue for the ICP Group was $8.5 million for the quarter ended September 30, 2000, a 16% increase from $7.3 million for the quarter ended September 30, 1999. Total net revenue for the ICP Group was $17.0 million for the six months ended September 30, 2000, a 19% increase from $14.3 million for the six months ended September 30, 1999.

Membership revenue was $5.3 million for the quarter ended September 30, 2000, a 7% decrease from $5.7 million for the quarter ended September 30, 1999. Membership revenue was $10.9 million for the six months ended September 30, 2000, a 4% decrease from $11.4 million for the six months ended September 30, 1999. Membership revenue growth for both the quarter and six months ended September 30, 2000 was slowed due to the implementation of more stringent fraud controls, including the reduction of sign-ups from international credit card users due to a lack of effective verification procedures.

Group owned websites totaled 29 at September 30, 2000 compared to 17 as of September 30, 1999. These websites hosted a daily average of 2.2 million visitors at September 30, 2000, an increase of 69% from the daily average of 1.3 million at September 30, 1999. While the daily average visits to the Group's websites have increased from period to period, the rate at which this traffic is converted into new memberships ("conversion rate") has decreased due to management's continued emphasis on fraud control programs to reduce the level of chargebacks and credits.

Membership revenue from international credit cards was a major contributor to the Group's chargebacks and credits. The fraud control programs implemented by the Group have resulted in reducing international credit card revenue to 9% of total membership revenue for the quarter ended September 30, 2000, compared to 24% for the quarter ended September 30, 1999. Membership revenue from international credit cards was 11% of total membership revenue for the six months ended September 30, 2000, compared to 27% for the six months ended September 30, 1999. The international revenue earned during the quarter and six months ended September 30, 2000 is from renewal memberships only.

The standard one-month membership prices averaged $20 to $30 for both periods, three-day trial memberships varied from $3.00 to $6.00 at September 30, 2000, and from $2.00 to $3.00 at September 30, 1999.

Revenue from content sales and the sale of traffic was $3.2 million for the quarter ended September 30, 2000, an 129% increase from $1.4 million for the quarter ended September 30, 1999. Revenue from content sales and the sale of traffic was $6.1 million for the six months ended September 30, 2000, an 144% increase from $2.5 million for the six months ended September 30, 1999. Revenue growth for the quarter and six months ended September 30, 2000 was the result of focused marketing programs concentrating on promoting the Group's website content and an increase in traffic sales to affiliate marketing programs.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

Content sales were $1.0 million for the quarter ended September 30, 2000, a 25% increase from $.8 million for the quarter ended September 30, 1999. Content sales were $1.9 million for the six months ended September 30, 2000, a 27% increase from $1.5 million for the six months ended September 30, 1999.

Content was sold to 290 webmasters at September 30, 2000, a 26% increase from 230 webmasters at September 30, 1999. The emphasis by the ICP Group on creating quality content contributed to the increase in sales to webmasters, although competition has caused the average content price to decrease. The average price collected for each product was $355 at September 30, 2000, a 47% decrease from $670 at September 30, 1999. Customers purchased an average of three products at both September 30, 2000 and September 30, 1999.

Revenue is earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to other affiliate marketing programs. Due to the increase in traffic to the ICP Group's websites, management has been able to increase exit traffic sales to other affiliate marketing programs at similar rates paid by the ICP Group for its purchased traffic. Revenue from the sale of traffic was $2.2 million for the quarter ended September 30, 2000, a 267% increase from $.6 million for the quarter ended September 30, 1999. Revenue from the sale of traffic was $4.2 million for the six months ended September 30, 2000, a 320% increase from $1.0 million for the six months ended September 30, 1999.

The ICP's Internet Pay-Per-View revenue was replaced with newer product offerings and video memberships, and therefore there were no sales for the quarter ended September 30, 2000 compared to $.2 million for the quarter ended September 30, 1999. The ICP's Internet Pay-Per-View service had no sales for the six months ended September 30, 2000 compared to $.4 million for the six months ended September 30, 1999. This decrease for the quarter and six months ended September 30, 2000 was expected as Internet Pay-Per-View subscribers switched to the Group's subscriber membership products.

COST OF SALES

Cost of sales for the ICP Group was $4.7 million for the quarter ended September 30, 2000, as compared to $5.4 million for the quarter ended September 30, 1999, a decrease of 13%. Cost of sales for the ICP Group was $9.4 million for the six months ended September 30, 2000, as compared to $9.6 million for the six months ended September 30, 1999, a decrease of 2%. Cost of sales consists of variable expenses associated with credit card chargebacks, credits, and merchant banking fees; transport; membership acquisition costs and website content costs. Cost of sales was 55% of revenue for the quarter ended September 30, 2000 compared to 73% of revenue for the quarter ended September 30, 1999. Cost of sales was 55% of revenue for the six months ended September 30, 2000 compared to 67% of revenue for the six months ended September 30, 1999. The cost of sales percentage continues to improve due to a reduction in communications, bandwidth, and merchant banking fees. In addition, credit card chargebacks and credits decreased during the quarter and six months ended September 30, 2000 due to the implementation of tighter fraud controls.

Due to increased competition for traffic, the Group has experienced a 33% increase in its membership acquisition costs for "purchased traffic". However, the Group's overall membership and traffic acquisition costs as a percentage of total revenue (i.e., a blended cost of both "typed-in" and "purchased" traffic) showed very little change, increasing from 26% of total revenue for the quarter ended September 30, 1999 to 27% of total revenue for the quarter ended September 30, 2000, and increasing from 23% as of the six months ended September 30, 1999 to 27% as of the six months ended September 30, 2000. The Group's vanity domain name acquisition strategy has contributed to an increase in new members via "typed-in" traffic and results in no direct acquisition costs, allowing the Group's blended membership acquisition cost as a percentage of revenue to remain relatively unchanged. However, the amortization costs of the purchased domain names did increase the cost of sales by $.2 million for the quarter ended September 30, 2000 and $.4 million for the six months ended

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

September 30, 2000. The domain names are amortized over a three to five year period. Three vanity domain names were acquired in the quarter ended September 30, 2000 at a cost of $.1 million. Nine vanity domains were acquired in the six months ended September 30, 2000 at a cost of $1.6 million.

Credit card chargebacks and credits decreased from $.9 million, or 15.2% of membership revenue, as of the quarter ended September 30, 1999 to $.8 million or 14.2% of membership revenue, as of the quarter ended September 30, 2000. Credit card chargebacks and credits decreased from $2.0 million, or 18% of membership revenue, as of the six months ended September 30, 1999, to $1.7 million, or 16% of membership revenue, as of the six months ended September 30, 2000. The decrease for the quarter and six months ended September 30, 2000 was due to the implementation of tighter fraud controls by management in response to Visa and MasterCard organizations' efforts to target chargeback activities of certain industries, including Direct Marketing, Travel Agencies, Outbound Telemarketing Merchants and Videotext (Internet) Merchants. Part of the effect of this effort by Visa and MasterCard has been the elimination of warning periods by these organizations (i.e., fees are assessed without any warning periods) and increased review fees and chargeback fees when chargebacks exceed the chargeback parameters.

Merchant banking and processing fees decreased from $1.2 million, or 21.2% of membership revenue, as of the quarter ended September 30, 1999 to $.5 million, or 8.9% of membership revenue as of the quarter ended September 30, 2000. Merchant banking and processing fees decreased from $2.0 million, or 17% of membership revenue, as of the six months ended September 30, 1999 to $1.0 million, or 9% of membership revenue, as of the six months ended September 30, 2000. The decrease for both the quarter and six months ended September 30, 2000 is due to lower negotiated check debit fees and to moving the Group's credit card business to processors with lower merchant fees.

INCOME FROM CONTINUING OPERATIONS

Income from continuing operations for the ICP Group for the quarter ended September 30, 2000 was $2.1 million compared to $.6 million for the quarter ended September 30, 1999, an increase of 250%. Income from continuing operations for the ICP Group for the six months ended September 30, 2000 was $4.5 million compared to $2.0 million for the six months ended September 30, 1999, an increase of 125%. This increase in income from continuing operations for the quarter and six months ended September 30, 2000 is due to an increase in sale of content and sale of traffic revenue combined with an increase in gross profit margin. Gross profit margin for the Group increased from 27% and 33% for the quarter and six months ended September 30, 1999 to 45% for the quarter and six months ended September 30, 2000, due to a decline in credit card chargebacks and credits, banking fees and bandwidth costs as a percentage of revenue.

Operating expenses were $1.7 million for the quarter ended September 30, 2000, a 31% increase from $1.3 million for the quarter ended September 30, 1999. Operating expenses were $3.1 million for the six months ended September 30, 2000, a 19% increase from the $2.6 million for the six months ended September 30, 1999. Operating expenses were 20% of revenue for the quarter ended September 30, 2000, compared to 18% of revenue for the quarter ended September 30, 1999. Operating expenses were 18% of revenue for both the six months ended September 30, 2000 and 1999.

The increase in operating expenses for the quarter and six months ended September 30, 2000 was primarily due to an increase in personnel costs. Personnel costs increased 71% for the quarter and 59% for the six months ended September 30, 2000. Operating expenses for 1999 included $.2 million in the quarter ended September 30, 1999 and $.3 million for the six months ended September 30, 1999 of non-recurring costs associated with the sale of the ICP Group to New Frontier Media.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     INTERNET SERVICE PROVIDER (ISP) GROUP
NET REVENUE

Net revenue for the ISP Group after the elimination of intercompany sales was $.2 million for the quarter ended September 30, 2000, a 67% decrease from $.6 million for the quarter ended September 30, 1999. Net revenue for the ISP Group after the elimination of intercompany sales was $.5 million for the six months ended September 30, 2000, a 55% decrease from $1.1 million for the six months ended September 30, 1999. The decrease in net sales (after elimination of intercompany sales) for the quarter and six months ended September 30, 2000 was the result of reduced processing for a non-affiliated audio text customer.

COST OF SALES

Cost of sales for the ISP Group was $.3 million for the quarter ended September 30, 2000, as compared to $.2 million for the quarter ended September 30, 1999. Cost of sales for the ISP Group was $.6 million for the six months ended September 30, 2000, as compared to $.8 million for the six months ended September 30, 1999. Cost of sales consists of expenses for bandwidth and communications, equipment depreciation and amortization. The decrease in cost of sales for the six months ended September 30, 2000 relates to the decrease in revenue from the non-affiliated audio text customer.

LOSS FROM CONTINUING OPERATIONS

Loss from continuing operations for the ISP Group for the quarter ended September 30, 2000 was $.9 million as compared to income from continuing operations of $.1 million for the quarter ended September 30, 1999. Loss from continuing operations for the ISP Group for the six months ended September 30, 2000 was $1.5 million, compared to a loss from continuing operations of $.2 million for the six months ended September 30, 1999. The increase in operating loss for the quarter and six months ended September 30, 2000 is a result of the additional expenses incurred for upgrades in-process at the ISP facility. These expenses relate primarily to payroll, consulting costs, communication upgrades, equipment depreciation and amortization.

RECLASSIFICATIONS

Management has changed its reporting of certain intercompany transactions for the ISP Group for the quarter ended September 30, 2000. This change in reporting required reclassifications for the quarter ended September 30, 1999 for comparison purposes. Management believes the change in reporting more appropriately reflects its financial position and will continue to report in this manner in future periods. The reclassifications had no effect on net income for both the quarter and six months ended September 30, 2000 and September 30, 1999.

For the quarter ended September 30, 1999, the reclassification resulted in increasing the ISP Group's revenue by $.3 million (prior to intercompany elimination), increasing the ICP Group's cost of sales by $.1 million and increasing the ICP Group's operating expenses by $.2 million. For the six months ended September 30, 1999, the reclassification resulted in increasing the ISP Group's revenue by $1.4 million (prior to intercompany elimination), increasing the ICP Group's cost of sales by $.3 million and increasing the ICP Group's operating expenses by $1.1 million. These reclassifications, which related solely to the ISP Group's intercompany accounting with the ICP Group, were subsequently eliminated in consolidation.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                      PAYMENT SERVICE PROVIDER (PSP) GROUP

LOSS FROM CONTINUING OPERATIONS

The loss from continuing operations for the PSP Group for the quarter ended September 30, 2000 was $.5 million, an increase of 400% from the loss from continuing operations of $.1 million for the quarter ended September 30, 1999. The loss from continuing operations for the six months ended September 30, 2000 was $1.0 million, an increase of 900% from the loss from continuing operations of $.1 million for the six months ended September 30, 1999.

The increase in operating losses for the quarter and six months ended September 30, 2000 are the result of the addition of personnel to initiate the planning and initial implementation of the payment processing organization. To further compliment its management team, the PSP Group added several banking industry professionals that combined bring over 40 years of banking related experience to the organization.

With over 10 years of experience in on-line credit card processing, the PSP Group has developed effective and sophisticated fraud control techniques, customer profiling and risk scoring technologies. The PSP team's experience in risk management and fraud control have allowed it to effectively maintain merchant chargebacks below the thresholds required by banks and credit card associations.

The PSP Group has finalized an agreement with a leading e-commerce merchant bank to be an Independent Sales Organization ("ISO") and Member Services Provider ("MSP") for that bank. This strategic alliance provides the PSP Group with a strong merchant bank to support the acquisition of significant merchant account growth.

In conjunction with this ISO/MSP arrangement, the PSP Group has completed the certification stage of its Internet Payment Gateway, Card.com. This payment processing link enables the PSP Group to process credit card payment activity online, in real-time, with its processor First Data Merchant Services on their Omaha and South Platforms.

Currently, the PSP Group has merchant banking relationships in the United States, Caribbean and Europe.

                            CORPORATE ADMINISTRATION

The Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc. These costs include legal and accounting expenses, registration and filing fees with NASDAQ and the SEC, investor relations costs, and printing costs associated with the Company's public filings.

The loss from continuing operations for this segment increased from $0.3 million for the quarter ended September 30, 1999 to $12.2 million for the quarter ended September 30, 2000. The loss from continuing operations for this segment increased from $0.5 million for the six months ended September 30, 1999 to $13.0 million for the six months ended September 30, 2000. The loss from continuing operations for the quarter and six months ended September 30, 2000 includes two nonrecurring items: 1) a $10 million reserve for the jury verdict issued in the J.P. Lipson Lawsuit, and 2) a $507,500 loss for the write down of Metro Global Media, Inc. ("Metro") stock (see below for additional details on both transactions).

Excluding these two nonrecurring items, the loss from continuing operations for this segment increased from $0.3 million for the quarter ended September 30, 1999 to $1.6 million for the quarter ended September 30, 2000. The loss from continuing operations for this segment increased from $0.5 million for the six months ended September 30, 1999 to $2.4 million for the six months ended September 30, 2000, excluding these two nonrecurring items.

The increase in loss from continuing operations, without respect to the two nonrecurring items, for both the quarter and six months ended September 30, 2000 is primarily related to an increase in legal

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

costs related to the Company's defense in the Lipson Lawsuit, an increase in payroll costs related to the addition of an in-house investor relations person and the allocation of CEO and CFO salaries to this segment, an increase in interest expense related to the Company's Series C convertible preferred stock, offering costs related to the convertible preferred stock that were written off after the final conversion into common stock this quarter, and consulting costs for the development of a new public imaging campaign, logo, and corporate website. The Company also incurred legal fees of approximately $1 million and $1.2 million during the quarter ended and six months ended September 30, 2000, respectively, for the defense of the Lipson Lawsuit.

As previously disclosed, the Company was a defendant in the Lipson Lawsuit filed on January 25, 1999 in which J.P. Lipson sought to enforce an alleged agreement by the Company to convey to Mr. Lipson a 70% equity interest in the Company. The lawsuit went to trial on August 14, 2000. On September 1, 2000, the jury entered a verdict in favor of Mr. Lipson, finding that he was entitled to $10 million in liquidated damages for breach of contract and breach of the covenant of good faith and fair dealing, and, in the alternative, $1 million actual damages and $1 million punitive damages on his claim for fraud in the inducement and fraud in the concealment. Mr. Lipson has currently not elected his remedies as between the contract and fraud claims, and, as a result, the court has not entered any judgment to date. Notwithstanding that the Company intends to appeal any judgment which may be entered against it, the Company has established a $10 million reserve on its books as a result of the jury verdict.

In July 1999, the Company entered into an agreement with Metro in which it received 250,000 shares of Metro common stock. The market value of this stock on the date of the transaction was $2.47 per share. Subsequent to this agreement the stock was delisted from the NASDAQ, is now thinly traded on the over-the-counter market, and its value has declined to $0.47 per share. Due to the permanent impairment in the value of this stock, the Company wrote the stock down to $117,500 on its books and took a write off against income of $507,500.

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

As of September 30, 2000, the Company estimates that it has $19 million in net operating loss carryfowards, including the $10 million reserve for the jury verdict issued in connection with the J.P. Lipson Lawsuit, which expire from 2012 through 2021. The Company has concluded that it is "more likely than not" that the full benefit of its deferred tax assets will be realized. Accordingly a valuation allowance is not required for the $8.0 million of deferred tax assets.

The Company expects to realize its deferred tax assets through the generation of future taxable income. The amount of future income required based on currently enacted tax rates applied to the deferred tax asset amount is approximately $21 million. Due to the fact that the Company has recorded several quarters of profitability the Company has concluded that a valuation allowance is not necessary for its net deferred tax assets.

                        LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 2000, cash provided by operating activities of $.4 million was primarily associated with a $10 million increase in the Company's reserve for legal settlement related to the jury verdict in the J.P. Lipson Lawsuit, depreciation and amortization of $2.9 million, $.5 million for the write down of the Company's investment in Metro, and a $.5 million increase in

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

accounts payable. The cash provided by operations was offset by a net loss of $3.1 million, an increase in the Company's deferred tax asset of $7.2 million, an increase in accounts receivable of $1.1 million primarily related to receivables from the Subscription/PPV TV Group's DBS providers, and an increase in the Subscription/PPV TV Group's prepaid distribution rights for its content licensing.

For the six months ended September 30, 1999, cash used in operating activities of $2.6 million was primarily associated with a net loss of $.6 million, an increase in accounts receivable of $1.9 million, an increase in prepaid distribution rights of $.9 million, and a decrease in accounts payable of $.9 million. This use of cash was offset by depreciation and amortization of $1.8 million.

Cash used in investing activities was $2.7 million for the six months ended September 30, 2000. This use of cash was primarily associated with the purchase of nine domain names for the ICP Group in the amount of $1.7 million and equipment for the broadcast and Internet service provider facilities. Cash used in investing activities for the six months ended September 30, 1999 was $.6 million and was primarily comprised of capital expenditures related to broadcast equipment, trade show booth improvements, and computer equipment.

Cash used in financing activities was $.1 million for the six months ended September 30, 2000, compared to cash provided by financing activities of $4.3 million for the six months ended September 30, 1999. Cash provided by financing activities for the six months ended September 30, 2000 was attributable to the contribution of $1.3 million by the senior management group as part of the agreement reached with NASDAQ to maintain its listing. This cash from financing activities was offset by $.3 million distributed to the previous shareholders of the ISP/ICP/PSP Groups, $.6 million paid on capital lease obligations, and $1.0 million paid to related parties. The $4.3 million provided by financing during the six months ended September 30, 1999 was primarily related to the Company's use of $1.7 million on a line of credit and $3.9 million in proceeds received from the exercise of its publicly traded warrants.

The Company's material commitments include the payments required under its operating and capital lease agreements. The Company believes that its existing cash balances together with funds generated from operations will be sufficient to satisfy these obligations.

The Company anticipates the following capital expenditures during the current fiscal year: 1) The Company will purchase additional broadcast equipment estimated at $1.6 million in order to ensure complete redundancy of its Boulder, Colorado facility as well as to increase storage capacity and improve the broadcast quality of its networks; 2) the Company will purchase approximately $.3 million of receiver/decoder equipment as additional cable carriage is obtained for its TeN, Pleasure, ETC, and Extasy networks during the next 12 months; and 3) the Company anticipates capital expenditures for editing equipment and additional computer and communication equipment of approximately $2.0 million.

The Company will continue to pursue its strategy to purchase additional vanity domain names based on its available cash balances. Based on the availability of cash the Company anticipates spending $1.5 million to $10 million on domain name acquisitions. The Company estimates a return of capital on these purchases within 18-24 months.

The Company believes that its existing cash and cash generated from operations will be sufficient to satisfy its short term and long term operating requirements.

The Company was a defendant in the Lipson Lawsuit filed on January 25, 1999. The plaintiff in the Lipson Lawsuit sought to enforce an alleged agreement by the Company to convey to the plaintiff a 70% equity interest in the Company. The lawsuit went to trial on August 14, 2000. On September 1, 2000, the jury entered a verdict in favor of the plaintiff, finding that he was entitled to $10 million in liquidated damages for breach of contract and breach of covenant of good faith and fair dealing, and, in the alternative, $1 million actual damages and $1 million punitive damages on his claim for fraud in the inducement and fraud in the concealment.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

Because the amounts awarded on various of the plaintiff's claims are alternative rather than cumulative remedies, the Company believes that the plaintiff will be required to elect between recovery on the fraud claim or recovery on the contract claim. The plaintiff has not yet made such an election.

The Court has not yet entered a judgment in the case. Colorado law provides for a 15-day automatic stay once judgment is entered and the Court has the discretion to impose a further stay.

The Company has booked a $10 million reserve for the jury verdict. The Company is also exploring various financing alternatives to fulfill the terms of the verdict should it become necessary.

                                 FUTURE OUTLOOK

The Subscription/PPV TV Group expects to see an increase in the cost of its content licenses due to an increase in competition for quality content. Due to the amortization periods of the Group's content, this increase in licensing costs is not expected to have a maternal effect on the Group's gross margins. However, it will impact its cash flows from operations.

The Internet Content Provider Group does not expect the decline in its membership revenue to continue. Management believes that its continued emphasis on fraud control and the reduction in the level of chargebacks and credits will provide for a more stable membership base, which should result in increasing membership revenue in future periods. The ICP Group will accelerate its efforts to establish webmaster programs in the faster growing international markets as well, in order to increase its membership revenue.

Additionally, the ICP Group expects that increased price competition and the effect of more restrictive credit card policies may further reduce the average price for its content sales, resulting in slower revenue growth in this area. The ICP Group intends to offer additional content through new websites in order to offset this risk.

The Internet Service Provider Group, after extensive due diligence during the current quarter, has determined that market conditions are not optimal for the continuation of its expansion plans to become an Internet service provider marketed to non-affiliated customers. The Group's due diligence found that the Internet service provider market will become saturated by larger, better capitalized companies and that the market will soon have excess capacity in this area, forcing prices for these services to decline. The Group did not want to operate in a commodity priced marketplace.

Based on this research, the ISP Group has made the decision to refocus its operations to primarily support the ICP Group and to discontinue the expansion of its data center. The ISP Group recently completed a restructuring of its operations that will ultimately enable it to save $70,000 per month in personnel, consulting and other operating expenses. Except for expenses related to the few non-affiliated accounts that the Group currently services, the operating expenses associated with the ISP Group will be allocated directly to the ICP Group in order to accurately reflect the costs necessary to operate the Group's websites. Therefore, in future periods it is expected that the ISP segment will be merged into the ICP Group for reporting purposes.

In addition to refocusing the operations of the ISP Group, New Frontier Media has also made the decision this quarter to focus the PSP Group's operations primarily on the ICP Group's merchant account processing and to slow the marketing of the PSP Group's services to non-affiliated customers.

Through the changes described above with respect to the ISP and PSP Groups, New Frontier Media has refocused its operations entirely on content distribution. The Company believes that by focusing on its core competency of content distribution through cable, satellite, and the Internet both domestically and internationally, and by positioning itself for the future convergence opportunities of these distribution outlets, it will create more value for its shareholders.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK. The Company's exposure to market risk is principally confined to cash in bank, money market accounts, and notes payable, which have short maturities and therefore minimal and immaterial market risk.

INTEREST RATE SENSITIVITY. As of September 30, 2000, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

FOREIGN CURRENCY EXCHANGE RISK. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously disclosed, the Company was a defendant in the Lipson Lawsuit filed on January 25, 1999 in which J.P. Lipson sought to enforce an alleged agreement by the Company to convey to Mr. Lipson a 70% equity interest in the Company. The lawsuit went to trial on August 14, 2000. On September 1, 2000, the jury entered a verdict in favor of Mr. Lipson, finding that he was entitled to $10 million in liquidated damages for breach of contract and breach of the covenant of good faith and fair dealing, and, in the alternative, $1 million actual damages and $1 million punitive damages on his claim for fraud in the inducement and fraud in the concealment. Mr. Lipson has currently not elected his remedies as between the contract and fraud claims, and, as a result, the court has not entered any judgment to date.

Notwithstanding that the Company intends to appeal any judgment which may be entered against it, the Company has established a reserve on its books as a result of the jury verdict.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(1) The Company held an annual meeting of its shareholders on September 26, 2000 (the "Annual Meeting").

(2) The Annual Meeting involved the election of directors. The directors elected at the meeting included Mark H. Kreloff, Michael Weiner, Koung Y. Wong, Edward J. Bonn, Alan L. Isaacman and Bradley A. Weber.

(3) Three matters were voted on at the Annual Meeting, as follows:

    (1) The election of nominees Mark H. Kreloff, Michael Weiner, Koung Y. Wong, Edward J. Bonn, Alan Isaacman, and Bradley A. Weber as Directors of the Company until the next annual meeting.

                                                                                               BROKER
                                     FOR           AGAINST       ABSTAIN       WITHHELD       NON-VOTE
                                  ----------       -------       -------       --------       ----------
  Mark. H. Kreloff                17,361,060             0       30,882            N/A             N/A
  Michael Weiner                  17,361,060             0       30,882            N/A             N/A
  Koung Y. Wong                   17,361,060             0       30,882            N/A             N/A
  Edward J. Bonn                  17,361,060             0       30,882            N/A             N/A
  Alan L. Isaacman                17,361,060             0       30,882            N/A             N/A
  Bradley A. Weber                17,361,060             0       30,882            N/A             N/A

Each nominee was elected a Director of the Company.

    (2) To approve the Company's Millennium Incentive Stock Option Plan which authorizes the grant of options to purchase up to an aggregate of 2,500,000 shares of the Company's common stock. The votes were cast for this matter as follows:

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                                                                                               BROKER
                                     FOR           AGAINST       ABSTAIN       WITHHELD       NON-VOTE
                                  ----------       -------       -------       --------       ----------
                                   8,921,310       511,254       10,413            N/A             N/A

This matter was passed by the required majority of votes cast.

    (3) The ratification of the appointment of Spicer, Jeffries & Co. as the Company's independent auditors for the fiscal year ending March 31, 2001.

The votes were cast for this matter as follows:

                                                                                               BROKER
                                     FOR           AGAINST       ABSTAIN       WITHHELD       NON-VOTE
                                  ----------       -------       -------       --------       ----------
                                  17,363,869        19,053        9,020            N/A             N/A

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