Form 10-Q
period 2000-12-31
NEW FRONTIER MEDIA INC /CO/
filed 2001-02-13
CIK 847383

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

For the quarterly period ended December 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 13, 2001: 20,913,420 shares of Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                            NEW FRONTIER MEDIA, INC.
                                     Index

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
       PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheets for the periods ended
                March 31, 2000 and December 31, 2000 (Unaudited)....        3-4

                Consolidated Statements of Operations for the three
                months and nine months ended December 31, 2000 and
                1999 (Unaudited)....................................          5

                Consolidated Statements of Cash Flows for the nine
                months ended December 31, 2000 and 1999
                (Unaudited).........................................          6

                Notes to Consolidated Financial Statements
                (Unaudited).........................................       7-13

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................      14-25

       Item 3.  Quantitative and Qualitative Disclosures about
                Market Risk.........................................         25

       PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings...................................      25-26

       Item 6.  Exhibits and Reports on Form 8-K....................         26

       SIGNATURES...................................................         27

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000s)

                                     ASSETS

                                                                   DECEMBER 31,
                                                                       2000              MARCH 31,
                                                                   (UNAUDITED)             2000
                                                                   ------------          ---------
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of
     $939,706 and $684,665, respectively (Note 1)...........         $ 8,839              $ 7,329
  Accounts receivable.......................................           5,011                2,996
  Prepaid distribution rights (Note 1)......................           2,032                1,531
  Prepaid expenses..........................................           1,596                  975
  Deferred tax asset........................................           5,323                  750
  Due from related party....................................             141                   --
  Other.....................................................             921                  597
                                                                     -------              -------
       TOTAL CURRENT ASSETS.................................          23,863               14,178
                                                                     -------              -------
FURNITURE AND EQUIPMENT, at cost (Note 1)...................          17,837               12,832
  Less: accumulated depreciation and amortization...........          (6,290)              (3,693)
                                                                     -------              -------
       NET FURNITURE AND EQUIPMENT..........................          11,547                9,139
                                                                     -------              -------
OTHER ASSETS:
  Prepaid distribution rights (Note 1)......................           8,279                6,776
  Goodwill, less accumulated amortization of $1,822,475 and
     $1,345,404, respectively (Note 1)......................           4,538                5,015
  Deferred tax asset non-current............................           3,223                   --
  Marketable securities -- available for sale (Note 1)......              25                  188
  Other.....................................................           1,809                  992
                                                                     -------              -------
       TOTAL OTHER ASSETS...................................          17,874               12,971
                                                                     -------              -------
TOTAL ASSETS................................................         $53,284              $36,288
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000s)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   DECEMBER 31,
                                                                       2000             MARCH 31,
                                                                   (UNAUDITED)            2000
                                                                   ------------         ---------
CURRENT LIABILITIES:
  Accounts payable..........................................         $ 1,863             $ 1,079
  Current portion of obligations under capital lease........           1,400                 918
  Deferred revenue (Note 1).................................           4,054               3,999
  Reserve for chargebacks/credits...........................             477                 452
  Due to related party......................................              --                  12
  Distribution payable to shareholders......................             172                 672
  Income taxes payable......................................              17                  --
  Reserve for legal settlement..............................          10,000                  --
  Other accrued liabilities.................................           2,950               2,573
                                                                     -------             -------
       TOTAL CURRENT LIABILITIES............................          20,933               9,705
                                                                     -------             -------
LONG-TERM LIABILITIES:
  Obligations under capital leases..........................           1,129               1,120
  Note payable (Note 7).....................................           5,000                  --
  Note payable -- related party.............................              --                 809
  Series C redeemable preferred stock.......................              --               4,073
  Other.....................................................              57                  74
                                                                     -------             -------
       TOTAL LONG-TERM LIABILITIES..........................           6,186               6,076
                                                                     -------             -------
          TOTAL LIABILITIES.................................          27,119              15,781
                                                                     -------             -------
SHAREHOLDERS' EQUITY (Notes 1 and 3):
  Common stock, $.0001 par value, 50,000,000 shares
     authorized, 20,792,420 and 20,524,636, respectively,
     shares issued and outstanding..........................               2                   2
  Preferred stock, $.10 par value, 5,000,000 shares
     authorized:
     Class A, no shares issued and outstanding..............              --                  --
     Class B, no shares issued and outstanding..............              --                  --
  Additional paid-in capital................................          42,913              35,336
  Minority interest in subsidiary (Note 1)..................            (168)                (56)
  Other comprehensive loss (Note 6).........................             (93)               (438)
  Accumulated deficit.......................................         (16,489)            (14,337)
                                                                     -------             -------
       TOTAL SHAREHOLDERS' EQUITY...........................          26,165              20,507
                                                                     -------             -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................         $53,284             $36,288
                                                                     =======             =======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS AND NINE MONTHS
                  ENDED DECEMBER 31, 2000 AND 1999 (UNAUDITED)
                                   (IN 000s)

                                                           3 MONTHS ENDED           9 MONTHS ENDED
                                                            DECEMBER 31               DECEMBER 31
                                                         ------------------       -------------------
                                                          2000       1999           2000       1999
                                                         -------    -------       --------    -------
SALES, net...........................................    $15,214    $11,777       $ 42,757    $32,405
COST OF SALES........................................      7,341      6,987         21,653     19,598
                                                         -------    -------       --------    -------
GROSS PROFIT.........................................      7,873      4,790         21,104     12,807
                                                         -------    -------       --------    -------
OPERATING EXPENSES:
  Occupancy and equipment............................        345        246            984        728
  Legal and professional.............................        604        593          2,847      1,288
  Advertising and promotion..........................      1,486      1,007          4,092      3,215
  Salaries, wages and benefits.......................      2,585      1,853          7,331      5,091
  Communications.....................................         95        102            291        303
  General and administrative.........................      1,632        525          3,021      1,479
  Goodwill amortization..............................        159        159            477        477
  Consulting.........................................        268        123          1,062        440
                                                         -------    -------       --------    -------
       TOTAL OPERATING EXPENSES......................      7,174      4,608         20,105     13,021
                                                         -------    -------       --------    -------
OPERATING INCOME (LOSS)..............................        699        182            999       (214)
                                                         -------    -------       --------    -------
OTHER INCOME (EXPENSE):
  Income on trading securities.......................         --         --             --          6
  Interest income....................................         31         68            142        108
  Interest expense...................................       (145)      (189)          (533)      (423)
  Reserve for legal settlement.......................         --         --        (10,000)        --
  Loss on write-off of stock.........................         --         --           (508)        --
                                                         -------    -------       --------    -------
       TOTAL OTHER INCOME (EXPENSE)..................       (114)      (121)       (10,899)      (309)
                                                         -------    -------       --------    -------
       INCOME (LOSS) BEFORE MINORITY INTEREST AND
          INCOME TAXES...............................        585         61         (9,900)      (523)
                                                         -------    -------       --------    -------
MINORITY INTEREST:
  Minority interest in loss of subsidiary............         15          4            112         16
                                                         -------    -------       --------    -------
NET INCOME (LOSS) BEFORE INCOME TAXES................        600         65         (9,788)      (507)
  Benefit for income taxes...........................        396          3          7,636         --
                                                         -------    -------       --------    -------
NET INCOME (LOSS)....................................    $   996    $    68       $ (2,152)   $  (507)
                                                         =======    =======       ========    =======
BASIC EARNINGS (LOSS) PER COMMON SHARE
  (Note 1 and 2).....................................    $  0.05    $  0.00       $  (0.10)   $ (0.03)
                                                         =======    =======       ========    =======
DILUTED EARNINGS (LOSS) PER COMMON SHARE
  (Note 1 and 2).....................................    $  0.05    $  0.00       $  (0.10)   $ (0.03)
                                                         =======    =======       ========    =======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED DECEMBER 31 (UNAUDITED)
                                   (IN 000s)

                                                                  2000           1999
                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................    $ (2,152)      $   (507)
  Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities:
       Conversion of interest to common stock...............         187             --
       Accretion of interest................................          69             --
       Stock/Warrants issued for services and legal
         settlement.........................................         177             23
       Write-off of marketable securities -- available for
         sale...............................................         508             --
       Depreciation and amortization........................       4,576          2,936
       Gain on securities...................................          --             (6)
       Tax effect of exercised options/warrants.............         118             --
       Increase in deferred tax asset.......................      (7,796)            --
       Increase in income tax payable.......................          17             --
       Minority interest in loss of subsidiary..............        (112)           (15)
       Increase in legal reserve............................      10,000             --
       Changes in operating assets and liabilities:
          Increase in accounts receivable...................      (2,016)        (2,044)
          Increase in prepaid distribution rights...........      (3,409)        (1,763)
          Increase in other assets..........................        (247)          (136)
          (Decrease) Increase in deposits...................        (246)           456
          Increase (Decrease) in accounts payable...........         784         (1,154)
          Increase (Decrease) in deferred revenue, net......          55           (208)
          Increase (Decrease) in reserve for chargebacks....          25           (515)
          Increase (Decrease) in accrued guaranteed
            payments........................................         116             (1)
          Decrease in royalties payable.....................         (33)            (4)
          Increase in other accrued liabilities.............          95            590
                                                                --------       --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........         716         (2,348)
                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment and furniture.......................      (3,594)        (4,410)
  Proceeds from trading securities..........................          --             56
                                                                --------       --------
NET CASH USED IN INVESTING ACTIVITIES.......................      (3,594)        (4,354)
                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations.....................        (919)          (628)
  Increase in note payable..................................       5,000             --
  (Decrease) Increase in borrowings from related party
     notes..................................................        (962)            85
  Decrease in distribution payable..........................        (500)          (836)
  Increase (Decrease) in debt offering costs................         152           (168)
  Issuance of Series C Preferred Stock......................          --          6,000
  Issuance of Common Stock..................................       1,617          3,940
                                                                --------       --------
       NET CASH PROVIDED BY FINANCING ACTIVITIES............       4,388          8,393
                                                                --------       --------
NET INCREASE IN CASH........................................       1,510          1,691
CASH, beginning of period...................................       7,329          4,020
                                                                --------       --------
CASH, end of period.........................................    $  8,839       $  5,711
                                                                ========       ========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999

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

ITN serves as a single source for a comprehensive range of high-performance Internet products and services, including Internet/Broadband Service Provider services, transaction processing, dedicated access, web hosting, co-location, e-commerce application development, streaming media, and bandwidth management. ITN's services primarily support IGI's business.

CTI is an Internet Payment Services Provider ("PSP") for various Internet billing options, including secure, fully automated credit card payment processing. CTI's services primarily support IGI's business.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (CONTINUED)

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

REVENUE RECOGNITION

Revenue from sales of movie subscriptions, from one to twelve months, is recognized on a monthly basis over the term of the subscription. Revenue from internet membership fees is recognized over the life of the membership. The Company provides an allowance against revenue for refunds based on expected membership cancellations, credits and chargebacks. Revenue from processing fees is recorded in the period services are rendered. A significant portion of the Company's Internet sales are from the United States.

After giving consideration to guidance provided by SEC Staff Accounting Bulletin
(SAB) No. 101, Revenue Recognition in Financial Statements, the Company changed certain revenue recognition policies affecting the Internet Group. These changes affected the reporting of sales for membership

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (CONTINUED)

revenue, net of credits and chargebacks. These changes reduced sales and cost of goods sold by $0.7 million, $0.6 million, $2.1 million, and $2.5 million for the quarters ended December 31, 2000 and 1999 and the nine months ended December 31, 2000 and 1999, respectively. The change has no effect on net income (loss).

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses and other liabilities, the carrying amounts approximate fair value due to their short maturities. The amounts shown for note payable-related party and note receivable-related party also approximate fair value because current interest rates offered to the Company for debt of similar maturities are substantially the same.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (CONTINUED)

The components of basic and diluted earnings (loss) per share are as follows:

                           EARNINGS (LOSS) PER SHARE
                                   (IN 000S)

                                                        QUARTERS ENDED             NINE MONTHS ENDED
                                                         DECEMBER 31,                DECEMBER 31,
                                                     ---------------------       ---------------------
                                                      2000          1999          2000          1999
                                                     -------       -------       -------       -------
Net income (loss) available for common
shareholders.....................................    $   996       $    68       $(2,152)      $  (507)
                                                     =======       =======       =======       =======
Average outstanding shares of common stock.......     20,864        17,904        21,004        14,486
Dilutive effect of:
Warrants.........................................        869         1,243         1,780         1,050
Employee stock options...........................        282           439           485           408
                                                     -------       -------       -------       -------
Common stock and common stock equivalents........     22,015        19,586        23,269        15,944
                                                     =======       =======       =======       =======
Earnings (loss) per share:
Basic/Diluted....................................    $   .05       $   .00       $  (.10)      $  (.03)

Common stock equivalents are not included in the loss per share calculation since their effect would be anti-dilutive.

NOTE 3 -- SHAREHOLDERS' EQUITY

For the quarter ended December 31, 2000, 7,500 shares of common stock were issued for the exercise of compensatory warrants and options. During the nine months ended December 31, 2000, 166,500 shares of common stock were issued for the exercise of compensatory warrants and options.

During the nine months ended December 31, 2000, four individuals of the Company's senior management, in compliance with the NASDAQ settlement, made a capital contribution of $1.3 million and returned 589,136 shares of common stock. These shares were retired.

During the nine months ended December 31, 2000, the Company issued 690,420 shares of common stock for the complete conversion of the Series C Convertible Redeemable Preferred Stock shares and related interest.

NOTE 4 -- STOCK OPTIONS AND WARRANTS

The Company granted options and warrants to employees, consultants and unrelated third parties for services provided, legal settlements, and financing allowing them to purchase common stock of New Frontier Media. The following information describes information relating to warrants issued during the quarter ended December 31, 2000:

                                                                                    EXERCISE
                      EXPIRATION DATE                              WARRANTS          PRICE
                      ---------------                              --------         --------
11/15/03....................................................       125,000           $4.25
11/27/03....................................................       177,936           $2.81
12/18/03....................................................       655,872           $2.25
12/20/03....................................................        75,000           $4.25
12/20/03....................................................        75,000           $4.50
12/20/03....................................................         5,000           $5.00
12/20/03....................................................         5,000           $6.00
12/26/03....................................................        31,250           $2.26
12/19/05....................................................        25,000           $3.00

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (CONTINUED)

As of December 31, 2000, the Company had granted 2,233,500 Options from the Millennium Incentive Stock Option Plan, 1,423,000 Options from the 1999 Incentive Stock Option Plan and 749,000 Options from the 1998 Incentive Stock Option Plan.

NOTE 5 -- SEGMENT INFORMATION

For internal reporting purposes, management segregates the Company into four divisions: 1) Subscription/Pay-Per View TV, 2) Internet Group, 3) Payment Service Provider and 4) Corporate Administration.

The following tables represent financial information by reportable segment (in thousands):

                                                      QUARTERS ENDED               NINE MONTHS ENDED
                                                       DECEMBER 31,                  DECEMBER 31,
                                                  -----------------------       -----------------------
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
NET REVENUE
Subscription/Pay-Per-View TV..................    $  6,210       $  4,618       $ 17,565       $ 11,844
Internet Group................................       8,969          7,137         25,094         20,517
Payment Service Provider......................         153             --            153             --
Corporate Administration......................          31             22             94             44
Elimination...................................        (149)            --           (149)            --
                                                  --------       --------       --------       --------
Total.........................................    $ 15,214       $ 11,777       $ 42,757       $ 32,405
                                                  ========       ========       ========       ========

INCOME (LOSS) FROM OPERATIONS
Subscription/Pay-Per-View TV..................    $    452       $   (266)      $  1,056       $ (2,102)
Internet Group................................       1,097          1,243          4,232          3,247
Payment Service Provider......................        (148)           (45)        (1,121)          (156)
Corporate Administration......................        (702)          (750)        (3,168)        (1,203)
                                                  --------       --------       --------       --------
Total.........................................    $    699       $    182       $    999       $   (214)
                                                  ========       ========       ========       ========

INTEREST INCOME
Subscription/Pay-Per-View TV..................    $      6       $      3       $     14       $     14
Internet Group................................           8             --             23             16
Payment Service Provider......................          --             --             --             --
Corporate Administration......................          17             65            105             78
                                                  --------       --------       --------       --------
Total.........................................    $     31       $     68       $    142       $    108
                                                  ========       ========       ========       ========

INTEREST EXPENSE
Subscription/Pay-Per-View TV..................    $     33       $     44       $     97       $    103
Internet Group................................          83             55            242            177
Payment Service Provider......................          --             --             --             --
Corporate Administration......................          29             90            194            143
                                                  --------       --------       --------       --------
Total.........................................    $    145       $    189       $    533       $    423
                                                  ========       ========       ========       ========

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (CONTINUED)

                                                      QUARTERS ENDED               NINE MONTHS ENDED
                                                       DECEMBER 31,                  DECEMBER 31,
                                                  -----------------------       -----------------------
                                                    2000           1999           2000           1999
                                                  --------       --------       --------       --------
DEPRECIATION AND AMORTIZATION
Subscription/Pay-Per-View TV..................    $    419       $    341       $  1,377       $    975
Internet Group................................         604            279          1,616            665
Payment Service Provider......................          12             --             12             --
Corporate Administration......................          24             14            179             28
                                                  --------       --------       --------       --------
Total.........................................    $  1,059       $    634       $  3,184       $  1,668
                                                  ========       ========       ========       ========

                                                                DECEMBER 31,       MARCH 31,
                                                                    2000             2000
                                                                ------------       ---------
                                                                (UNAUDITED)
IDENTIFIABLE ASSETS
Subscription/Pay-Per-View TV................................      $ 23,463         $ 21,347
Internet Group..............................................        15,663           16,185
Payment Service Provider....................................         1,447              184
Corporate Administration....................................        37,795           24,946
Eliminations................................................      (25,084)         (26,374)
                                                                  --------         --------
Total.......................................................      $ 53,284         $ 36,288
                                                                  ========         ========

The Company's revenue from a major customer (revenues in excess of 10% of total sales) is from an entity involved in the satellite broadcast industry. The revenue from this customer as a percentage of total revenues for each of the two quarters ended December 31 are as follows:

                                                        2000         1999
                                                        ----         ----
            Customer A............................       17%          15%

At December 31, 2000 and March 31, 2000, accounts receivable from Customer A is $1,688,912 and $785,575, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. Customer A is included in the Subscription/Pay-Per-View TV Segment.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                  (CONTINUED)

The components of comprehensive income (loss) are as follows (in thousands):

                                                           QUARTERS ENDED          NINE MONTHS ENDED
                                                            DECEMBER 31,             DECEMBER 31,
                                                          ----------------       ---------------------
                                                          2000       1999         2000          1999
                                                          ----       -----       -------       -------
Net income (loss).....................................    $996       $  68       $(2,152)      $  (507)
Unrealized loss on available-for-sale securities......     (93)       (330)          (93)         (518)
                                                          ----       -----       -------       -------
Comprehensive net.....................................    $903       $(262)      $(2,245)      $(1,025)
                                                          ====       =====       =======       =======

Accumulated other comprehensive loss consisted of the unrealized losses on available-for-sale securities. The Company received 250,000 shares of Metro's common stock in exchange for services to be provided to Metro by TEN over a five-year period. Management believes there has been a permanent impairment to the value of this stock and wrote-off $507,500 during the year.

NOTE 7 -- NOTE PAYABLE

During the quarter ended December 31, 2000, the Company entered into a loan of $5,000,000 with a third party. This loan matures in December 2002 and pays 1% interest monthly.

NOTE 8 -- CONTINGENCIES

The Company was a defendant in the Lipson Lawsuit filed on January 25, 1999 in which J.P. Lipson sought damages related to an alleged agreement by the Company to convey to Mr. Lipson a 70% equity interest in the Company. The lawsuit went to trial on August 14, 2000. On September 1, 2000, the jury entered a verdict awarding damages to the plaintiff on his damages claim. On December 5, 2000, the Court entered judgment awarding Mr. Lipson $10 million against the Company for breach of contract and $1 million in punitive damages. On December 20, 2000, the Court ordered that the execution of the judgment be stayed upon the Company's posting a bond of $1.2 million. The Company posted this bond with the District Court in the form of a letter of credit provided by a third party.

Notwithstanding that the Company has made several motions to set aside the verdict and intends to appeal the judgment if necessary, the Company has established a $10 million reserve on its books for the jury verdict.

NOTE 9 -- RELATED PARTY TRANSACTION

During the three months ended December 31, 2000, the Company entered into an office lease agreement, which is personally guaranteed by the President of the Company and his wife ("guarantors"). As an inducement to the guarantors, they were granted a security interest in certain domain names, with an original purchase price of approximately $1,600,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. These statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully manage our credit card chargeback and credit percentage in order to maintain our ability to accept credit cards as a form of payment for our products and services; 2) our ability to generate compelling website content for resale; 3) our ability to add non-affiliated merchant processing customers; 4) our ability to enter into strategic relationships with other companies in order to offer alternative billing products; 5) our ability to generate future taxable income; 6) our ability to generate cash flows from operations and enter into equipment leases in order to fund our capital requirements; 7) our ability to retain our key executives; and 8) our ability to prevail in our post-trial motions and appeal in the Lipson Lawsuit.

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

In August 1998, New Frontier Media launched TeN as its first adult network targeted specifically to Cable multiple system operators ("MSO's") and Direct Broadcast Satellite ("DBS") providers. Unlike New Frontier Media's C-Band networks, TeN offers partially-edited adult programming which is intended to appeal to cable operators and DBS providers while delivering more of the editing style adult programming consumers expect to receive.

On June 1, 1999, New Frontier Media launched Pleasure, a 24-hour adult network that incorporates the most edited standard available in the category. Pleasure competes directly with Playboy's adult network services (Playboy TV, Spice and Spice 2) in the most-edited adult programming category.

In May 2000, the Company launched Erotic Television Clips or ETC as its second, partially-edited 24-hour per day adult network. To launch ETC, the Company organized its partially-edited content library into 60 different thematic categories. ETC is programmed through proprietary database technology. Approximately eight scenes are organized thematically and programmed in one 90-minute ETC block in order to encourage appointment viewing by the pay-per-view ("PPV") adult consumer. ETC delivers 240 unique thematic blocks with over 500 different adult film scenes during a typical month.

On October 27, 1999, the Company completed its acquisition of 100% of Interactive Telecom Network, Inc. ("ITN"), 100% of Interactive Gallery, Inc. ("IGallery") and 90% of Card Transactions, Inc. ("CTI"). Under the terms of the acquisition, which was accounted for in the accompanying financial statements as a pooling of interests, the Company exchanged 6,000,000 shares of restricted common stock for all of the outstanding stock in ITN and IGallery and 90% of CTI.

IGallery is a leading aggregator and reseller of adult content via the Internet. IGallery aggregates adult-recorded video, live feed video and still photography from adult content studios and distributes to consumers via its membership websites and Pay-Pay-View feeds. In addition, IGallery resells its aggregated content to web master affiliates ("Content Revenue") and resells its Internet traffic ("Sale of Traffic Revenue").

CTI is an Internet Payment Services Provider ("PSP") for various Internet billing options, including secure, fully automated credit card payment processing. CTI provides its services primarily to IGallery.

                             RESULTS OF OPERATIONS

                                                                                       NINE MONTHS
                                                           QUARTERS ENDED                 ENDED
                                                            DECEMBER 31,              DECEMBER 31,
                                                          -----------------         -----------------
                                                          2000         1999         2000         1999
                                                          ----         ----         ----         ----
                                                            (IN MILLIONS)             (IN MILLIONS)
NET REVENUE
Subscription/Pay-Per-View TV
     Cable/DBS.....................................        3.7          2.0         10.0          3.8
     C-Band........................................        2.5          2.6          7.6          8.0
Internet Group
     Net Membership................................        5.0          5.0         14.5         14.5
     Content/Sale of Traffic.......................        3.8          1.8          9.9          4.3
     Internet Pay-Per-View.........................         --          0.1           --          0.4
     Other.........................................        0.2          0.2          0.7          1.4
Payment Services Provider Group....................        0.2           --          0.2           --
Intercompany Eliminations..........................       (0.2)          --         (0.2)          --
                                                          ----         ----         ----         ----
     TOTAL.........................................       15.2         11.7         42.7         32.4
                                                          ====         ====         ====         ====
COST OF SALES
Subscription/Pay-Per-View TV.......................        2.9          2.8          8.5          8.1
Internet Group.....................................        4.6          4.2         13.3         11.5
Intercompany Eliminations..........................       (0.2)          --         (0.2)          --
                                                          ----         ----         ----         ----
     TOTAL.........................................        7.3          7.0         21.6         19.6
                                                          ====         ====         ====         ====
OPERATING INCOME (LOSS)
Subscription/Pay-Per-View TV.......................        0.5         (0.3)         1.0         (2.1)
Internet Group.....................................        1.0          1.2          4.3          3.2
Payment Services Provider Group....................       (0.1)          --         (1.1)        (0.1)
Corporate Administration...........................       (0.7)        (0.8)        (3.2)        (1.2)
                                                          ----         ----         ----         ----
     TOTAL.........................................        0.7          0.1          1.0         (0.2)
                                                          ====         ====         ====         ====

Note that the information provided above for the period ended December 31, 1999 has been restated to give effect to the pooling of interests of ITN, IGallery, and CTI for the entire period.

NET REVENUE

Net revenue for the Company was $15.2 million and $42.7 million for the quarter and nine months ended December 31, 2000, an increase of 30% and 32%, respectively, from $11.7 million and $32.4 million for the quarter and nine months ended December 31, 1999. This improvement is due to an increase in net revenue for both the Subscription/PPV TV and Internet Groups. Revenue for the Subscription/PPV TV Group increased to $6.2 million and $17.6 million for the quarter and nine months ended December 31, 2000, an increase of 35% and 49%, respectively, from $4.6 million and $11.8 million for the quarter and nine months ended December 31, 1999. Revenue for the Internet Group increased to $9.0 million and $25.1 million for the quarter and nine months ended December

31, 2000, a 27% and 22% increase respectively, from $7.1 million and $20.6 million for the quarter and nine months ended December 31, 1999.

OPERATING INCOME (LOSS)

Operating income for the Company increased from $0.1 million as of the quarter ended December 31, 1999 to $0.7 million for the quarter ended December 31, 2000, an increase of 600%. Operating income (loss) for the Company increased from a loss of $0.2 million as of the nine months ended December 31, 1999 to income of $1.0 million as of the nine months ended December 31, 2000.

Operating income (loss) for the Subscription/PPV TV Group increased from a loss of $0.3 million and $2.1 million for the quarter and nine months ended December 31, 1999, to income of $0.5 million and $1.0 million for the quarter and nine months ended December 31, 2000. Operating income for the Internet Group decreased from $1.2 million as of the quarter ended December 31, 1999, to $1.0 million as of the quarter ended December 31, 2000. Operating income for the Internet Group increased from $3.2 million as of the nine months ended December 31, 1999, to $4.3 million as of the nine months ended December 31, 2000, an increase of 34%.

                    SUBSCRIPTION/PAY-PER-VIEW (PPV) TV GROUP

The following table outlines the current distribution environment and addressable households for each network:

                                                          ESTIMATED ADDRESSABLE HOUSEHOLDS
                                                      -----------------------------------------
                                                                   (IN THOUSANDS)
                                                          AS OF           AS OF
                                                      DECEMBER 31,    DECEMBER 31,
       NETWORK              DISTRIBUTION METHOD           2000            1999        % CHANGE
       -------              -------------------       -------------   -------------   ---------
Pleasure                Cable/DBS                        14,200           3,500         306%
TeN                     Cable/DBS                         5,600           4,300          30%
ETC                     Cable/DBS                         2,300             n/a         n/a
Extasy                  C-band/Cable/DBS                  3,800           1,750         117%(1)
True Blue               C-band/DBS                        1,700           1,650           3%(1)
GonzoX                  C-band                            1,200           1,650         -27%(1)

Note: "n/a" indicates that network was not launched at that time

(1) % change reflects a 27% decline in C-band market addressable households. C-band total addressable households declined from 1,650,000 as of December 31, 1999 to 1,200,000 as of December 31, 2000.

NET REVENUE

Total net revenue for the Subscription/PPV TV Group was $6.2 million for the quarter ended December 31, 2000, representing a 35% increase from $4.6 million for the quarter ended December 31, 1999. Of total net revenue, C-Band net revenue was $2.5 million for the quarter ended December 31, 2000, as compared to $2.6 million for the quarter ended December 31, 1999, a decrease of 4%. Revenue from the Group's Cable/DBS services for the quarter ended December 31, 2000, was $3.7 million as compared to $2.0 million for the quarter ended December 31, 1999, an increase of 85%. Revenue from the Group's Cable/DBS services is responsible for approximately 60% of the Group's total net revenue for the quarter ended December 31, 2000, as compared to 44% for the quarter ended December 31, 1999.

Total net revenue for the Subscription/PPV TV Group was $17.6 million for the nine months ended December 31, 2000, representing a 49% increase from $11.8 million for the nine months ended December 31, 1999. Of total net revenue, C-Band net revenue was $7.6 million for the nine months ended December 31, 2000, as compared to $8.0 million for the nine months ended December 31, 1999, a decrease of 5%. Revenue from the Group's Cable/DBS services for the nine months ended December 31, 2000, was $10.0 million as compared to $3.8 million for the nine months ended December 31, 1999, an increase of 163%. Revenue from the Group's Cable/DBS services is responsible for approximately 57% of the Group's total net revenue for the nine months ended December 31, 2000, as compared to 32% for the nine months ended December 31, 1999.

The decrease in C-Band revenue for both the quarter and nine months ended December 31, 2000, is due to the declining C-Band market as the consumer's trend towards converting C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems has continued. The C-Band market has decreased 27% since December 31, 1999, from 1,650,000 addressable subscribers to 1,200,000 households as of December 31, 2000. Total C-Band subscriptions to the Group's networks (Extasy, True Blue, and GonzoX) have declined 10% from 157,179 as of December 31, 1999 to 142,349 as of December 31, 2000.

The increase in the Subscription/PPV TV Group's Cable/DBS revenue for both the quarter and nine months ended December 31, 2000 are the result of the following factors as discussed further below: 1) an increase in distribution of TeN; 2) adding TeN as a PPV service on Echostar Communications Corporation's DISH network ("DISH") in addition to its availability on a monthly and yearly subscription basis; 3) the increase in the distribution of Pleasure; and 4) the successful launch of Extasy as a Cable/DBS product.

As of December 31, 2000, TeN was available to 5.6 million addressable Cable and DBS households, up from 4.3 million households as of December 31, 1999, an increase of 30% as a result of the launch of new Cable systems and on-line growth of existing affiliates. In addition, TeN is available on a monthly and annual subscription basis to DBS households via DISH. As of December 31, 2000, TeN had approximately 62,000 monthly DISH subscribers compared to 76,000 monthly subscribers as of December 31, 1999, an 18% decrease. The Group had expected to experience a decline in monthly DISH subscribers once TeN was offered as a PPV service.

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

Pleasure was launched on June 1, 1999 and was available to 3.5 million addressable households as of December 31, 1999. Pleasure has grown to a total of
14.2 million addressable households as of December 31, 2000, an increase of 306%, as a result of both new Cable and DBS system launches and on-line growth of existing affiliates.

In January 2000, New Frontier Media announced that it had signed a corporate carriage agreement with Time Warner Cable for the distribution of Pleasure on its systems. As of December 31, 2000, the Group had added a total of 1.0 million analog and 1.0 million digital Time Warner Cable households, including 225,000 Video-on-Demand ("VOD") households.

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

As of December 31, 2000, Extasy was available to approximately 2.6 million Cable/DBS addressable households, including DISH 500 and Express Vu households, up from 106,000 addressable households as of December 31, 1999. In addition, as of December 31, 2000, Extasy had 19,000 monthly DISH subscribers at a retail rate of $24.99 plus 7,300 monthly DISH subscribers to the Extasy/TeN combination package at a retail rate of $34.99.

Extasy is offered by Cable MSO's/DBS providers on a PPV basis with retail prices ranging from $7.95 to $9.99 per block. Extasy's buy rates, which depend upon customer demographics and the number of total adult networks provided by the multi-channel distributor, average approximately 10% - 12% per month.

The Subscription/PPV TV Group has also seen modest revenue gains from the launch of ETC, the launch of its TeN.com broadband website, and its Pleasure VOD service on three Time Warner systems. Combined these products account for 10% and 6% of total Cable/DBS revenue for the quarter and nine months ended December 31, 2000, respectively. ETC has grown from 1.2 million addressable households in July 2000 to 2.3 million addressable households as of December 31, 2000. Time Warner VOD addressable subscribers total 225,000 as of December 31, 2000. Time Warner is projecting a total of 1.0 million VOD capable households to be in service by the end of calendar year 2001.

COST OF SALES

Cost of sales for the Subscription/PPV TV Group was $2.9 million, or 47% of revenue, for the quarter ended December 31, 2000 as compared to $2.8 million, or 61% of revenue, for the quarter ended December 31, 1999, an increase of 4%. Cost of sales for the Subscription/PPV TV Group was $8.5 million, or 48% of revenue, for the nine months ended December 31, 2000 as compared to $8.1 million, or 69% of revenue, for the nine months ended December 31, 1999, an increase of 5%. Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, amortization of content licenses, Ten.com internet costs, and call center operations. Cost of sales as a percentage of revenue has declined for the quarter and nine months ended December 31, 2000 due to the fact that approximately 70% of the Group's cost of sales are fixed in nature.

OPERATING INCOME (LOSS)

Operating income for the Subscription/PPV TV Group for the quarter ended December 31, 2000, was $.5 million as compared to an operating loss of $.3 million for the quarter ended December 31, 1999. Operating income for the Subscription/PPV TV Group for the nine months ended December 31, 2000, was $1.0 million as compared to an operating loss of $2.1 million for the nine months ended December 31, 1999.

The increase in operating income for the quarter ended December 31, 2000, as compared to the quarter ended December 31, 1999, is due to a 35% increase in revenue. Additionally, cost of sales remained relatively flat for the quarter, resulting in an increase in the Group's gross margin percentage to 54% from 40% for the quarter ended December 31, 1999. Operating expenses as a percentage of revenue were 47% for the quarter ended December 31, 2000, as compared to 45% for the quarter ended December 31, 1999.

The increase in operating income for the nine months ended December 31, 2000, as compared to the nine months ended December 31, 1999, is due to a 49% increase in revenue. Additionally, cost of sales remained relatively flat year to year, resulting in an increase in the Group's gross margin percentage to 52% from 32% for the nine months ended December 31, 1999. Operating expenses as a percentage of revenue declined to 46% as of December 31, 2000, from 49% as of December 31, 1999.

Total operating expenses increased 33% and 40% for the quarter and nine months ended December 31, 2000, respectively, as compared to the quarter and nine months ended December 31, 1999. The increase in total operating expenses for both the quarter and nine months ended December 31, 2000, was due to an increase in payroll and employee benefit costs associated with hiring additional personnel in the marketing and creative departments, increased advertising costs for the launch of ETC, increased commission expenses paid to the Group's sales department as additional addressable households have been added, expenses associated with the Group's broadband group and development of its TeN.com product, an increase in travel, entertainment, and trade show costs necessary to promote the Group's networks, and increased consulting expenses related to the outside advertising firm hired to assist in the branding and imaging of the Group's networks.

                                 INTERNET GROUP

During the quarter ended December 31, 2000, the Company completed the integration of its Internet Service Provider Group with its Internet Content Provider Group. The new entity is now called the Internet Group for purposes of this Management, Discussion & Analysis.

NET REVENUE

Total net revenue for the Internet Group was $9.0 million for the quarter ended December 31, 2000, a 27% increase from $7.1 for the quarter ended December 31, 1999. Total net revenue for the Internet Group was $25.1 million for the nine months ended December 31, 2000, a 22% increase from $20.6 million for the nine months ended December 31, 1999.

Gross membership revenue was $5.7 million for the quarter ended December 31, 2000, a 2% increase from $5.6 million for the quarter ended December 31, 1999. Gross membership revenue was $16.6 million for the nine months ended December 31, 2000, a 2% decrease from $17.0 million for the nine months ended December 31, 1999. Growth in gross membership revenue for both the quarter and nine months ended December 31, 2000, was slowed due to the implementation of more stringent fraud controls, including the reduction of sign-ups from international credit card users due to a lack of effective verification procedures.

Management reclassified its credit card chargebacks and credits from its cost of sales to net against its membership revenue this quarter in order to comply with the guidance provided by the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. All comparative information provided reflects this reclassification. Credits and chargebacks were $.7 million for the quarter ended December 31, 2000, a 17% increase from $.6 million for the quarter ended December 31, 1999. Credits and chargebacks were $2.1 million for the nine months ended December 31, 2000, a 16% decrease from $2.5 million for the nine months ended December 31, 1999.

Credit card chargebacks and credits increased approximately 2% as a percentage of gross membership revenue for the quarter ended December 31, 2000, as compared to the quarter ended December 31, 1999. Credit card chargebacks and credits decreased approximately 2% as a percentage of gross membership revenue for the nine months ended December 31, 2000, as compared to the nine months ended December 31, 1999. The decrease for the nine months ended December 31, 2000 was due to the implementation of tighter fraud controls by management in response to credit card companies' (Visa and Mastercard) efforts to target chargeback activities of certain industries, including Direct Marketing, Travel Agencies, Outbound Telemarketing Merchants and Videotext (Internet) Merchants. The effect of this effort by Visa and Mastercard has been the elimination of warning periods by these organizations (i.e., fees are assessed without any warning periods) and increased review fees and chargebacks fees when chargebacks exceed the chargeback parameters.

Group owned websites totaled 30 at December 31, 2000, compared to 24 as of December 31, 1999. These websites hosted a daily average of 2.5 million visitors at December 31, 2000, an increase of 47% from the daily average of 1.7 million visitors at December 31, 1999. While the daily average visits to the Group's websites have increased from period to period, the rate at which this traffic is converted into new memberships ("conversion rate") has decreased due to management's emphasis on fraud control programs to reduce the level of chargebacks and credits.

Membership revenue from international credit cards was a major contributor to the Group's chargebacks and credits. The fraud control programs implemented by the Group have resulted in reducing international credit card revenue to 7% of gross membership revenue for the quarter ended December 31, 2000, compared to 24% for the quarter ended December 31, 1999. Membership revenue from international credit cards was 9% of gross membership revenue for the nine months ended December 31, 2000, compared to 27% for the nine months ended December 31, 1999. The international revenue earned during the quarter and nine months ended December 31, 2000, is primarily from renewal memberships.

The standard one-month membership prices to the Group's websites averaged $20 to $30 for both periods, three-day trial memberships varied from $3.00 to $6.00 at December 31, 2000, and from $1.00 to $3.00 at December 31, 1999.

Revenue from content sales and the sale of traffic was $3.8 million for the quarter ended December 31, 2000, a 111% increase from $1.8 million for the quarter ended December 31, 1999. Revenue from content sales and the sale of traffic was $9.9 million for the nine months ended December 31, 2000, a 130% increase from $4.3 million for the nine months ended December 31, 1999.

Revenue is earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to other affiliate marketing programs. Due to the increase in traffic to the Internet Group's websites, management has increased exit traffic sales to other affiliate marketing programs at similar rates paid by the Internet Group for its purchased traffic. Revenue from the sale of traffic was $2.8 million for the quarter ended December 31, 2000, a 211% increase from the $.9 million for the quarter ended December 31, 1999. Revenue from the sale of traffic was $6.9 million for the nine months ended December 31, 2000, a 263% increase from the $1.9 million for the nine months ended December 31, 1999.

Revenue from the sale of content was $1.0 million for the quarter ended December 31, 2000, an 11% increase from $.9 million for the quarter ended December 31, 1999. Revenue from the sale of content was $3.0 million for the nine months ended December 31, 2000, a 25% increase from $2.4 million for the nine months ended December 31, 1999.

Content was sold to 303 webmasters at December 31, 2000, a 12% increase from 270 webmasters at December 31, 1999. The emphasis by the Internet Group on creating quality content contributed to the increase in sales to webmasters, although competition has caused the average content price to decrease. The average price collected for each product was $429 at December 31, 2000, a 14% decrease from $496 at December 31, 1999. Management expects that increased price competition and the effect of more restrictive credit card policies may further reduce the average price for content and will cause a slower growth in revenue from content sales in future periods. Management continues to offer additional, high-quality content through new websites to offset this risk.

The Group's Internet Pay-Per-View service was replaced with newer product offerings and video memberships and, therefore, there were no sales for the quarter ended December 31, 2000, compared to $.1 million for the quarter ended December 31, 1999. The Group's Pay-Per-View service had no sales for the nine months ended December 31, 2000, compared to $.4 million for the nine months ended December 31, 1999. This decrease in revenue for the quarter and nine months ended December 31, 2000 was expected as the Internet Pay-Per-View subscribers switched to the Group's membership products.

The Group's other revenue was earned from the sale of its Internet Service Provider (ISP) services such as hosting, co-location, and bandwidth management to non-affiliated companies. The Group's other revenue was $.2 million for both quarters ended December 31, 2000 and 1999. The Group's other revenue was $.7 million for the nine months ended December 31, 2000, a decrease of 50% from $1.4 million for the nine months ended December 31, 1999. This decrease in other revenue was due to the Group's major non-affiliated customer changing service providers. The Group does not anticipate revenue growth in this area as it continues to focus its ISP on its internal needs.

COST OF SALES

Cost of sales for the Internet Group was $4.6 million for the quarter ended December 31, 2000, as compared to $4.2 million for the quarter ended December 31, 1999, an increase of 10%. Cost of sales for the Internet Group was $13.3 million for the nine months ended December 31, 2000, as compared to $11.5 million for the nine months ended December 31, 1999, an increase of 16%. Cost of sales consists of variable expenses associated with credit card fees, merchant banking fees, bandwidth, membership acquisition costs, and website content costs. Cost of sales was 51% of total net revenue for the quarter ended December 31, 2000, as compared to 59% of net revenue for the quarter ended December 31, 1999. Cost of sales was 53% of net revenue for the nine months ended December 31, 2000, as compared to 56% of net revenue for the nine months ended December 31, 1999. The cost of sales percentage continues to improve due to continued reductions in the Group's bandwidth and merchant banking costs.

Due to increased competition for traffic, the Group has experienced a 23% and 29% increase in its membership acquisition costs for "purchased traffic" during the quarter and nine months ended December 31, 2000, respectively. However, the Group's overall membership and traffic acquisition costs as a percentage of net revenue (i.e., a blended cost of both "typed-in" and "purchased traffic") remained at 31% for both quarters ended December 31, 2000 and 1999, and increased from 27% to 29% for the nine months ended December 31, 2000. The Group's domain name acquisition strategy, which it began during the quarter ended December 31, 1999, has allowed it to increase its new members via "typed-in" traffic without incurring additional acquisition costs. This has allowed the Group's blended membership acquisition cost as a percentage of net revenue to remain relatively unchanged during a period of increased competition for traffic.

The Group has purchased new domain names during the nine months ended December 31, 2000 in the amount of $1.6 million. During the nine months ended December 31, 1999, the Group purchased domains in the amount of $2.7 million. The purchase price for these domain names is capitalized and amortized over a three to five year period of time. Historically, the Group has experienced a return of capital on these acquisitions within 12 - 18 months.

Merchant banking fees decreased from $0.8 million, or 12% of net revenue, as of the quarter ended December 31, 1999, to $0.6 million, or 7% of net revenue, as of the quarter ended December 31, 2000. Merchant banking fees decreased from $2.5 million, or 12% of net revenue, as of the nine months ended December 31, 1999, to $1.6 million, or 7% of net revenue, as of the nine months ended December 31, 2000. The decrease for both the quarter and nine months ended December 31, 2000 is due to lower negotiated check debit fees and to moving the Group's credit card processing to companies with lower merchant fees.

OPERATING INCOME

Operating income for the Internet Group for the quarter ended December 31, 2000 was $1 million, a decrease of 16% from operating income of $1.2 million for the quarter ended December 31, 1999. Operating income for the Internet Group was $4.3 million for the nine months ended December 31, 2000, as compared to $3.2 million for the nine months ended December 31, 1999, an increase of 34%.

The decline in operating income for the quarter ended December 31, 2000, was primarily due to a $.8 million provision for bad debts established by the Group. Operating income increased for the nine months ended December 31, 2000 due to a 22% increase in revenue. In addition, the Group's gross margin increased from 44% to 48% during this period and operating expenses were 30% of net revenue as compared to 28% of net revenue for the nine months ended December 31, 1999.

Operating expenses were $3.3 million for the quarter ended December 31, 2000, a 94% increase from $1.7 million for the quarter ended December 31, 1999. Operating expenses were $7.6 million for the nine months ended December 31, 2000, a 31% increase from $5.8 million for the quarter ended December 31, 1999. Operating expenses were 36% of net revenue for the quarter ended December 31, 2000, as compared to 24% of net revenue for the quarter ended December 31, 1999. Operating expenses were 30% of net revenue for the nine months ended December 31, 2000, as compared to 28% of net revenue for the nine months ended December 31, 1999.

The increase in operating expenses for the quarter and nine months ended December 31, 2000, was attributable to increases in personnel costs; advertising and promotion costs; and the establishment of a reserve for bad debts.

Personnel costs increased 30% for the quarter ended December 31, 2000 and 25% for the nine months ended December 31, 2000, as compared to the same periods ended December 31,1999. This increase in personnel costs is a result of adding new positions to support the Group's infrastructure, as well as to the increase in wages of certain positions necessary to remain competitive in the environment in which the Group is operating. Advertising and promotion costs increased 36% for the quarter and 18% for the nine months ended December 31, 2000 as compared to December 31, 1999, due primarily to the increase in commissions paid for content and traffic sales. Operating expenses for the quarter and nine months ended December 31, 2000 included $0.8 million in bad debt expense. Operating expenses included $.1 million in the quarter ended December 31, 1999 and $.4 million for the nine months ended December 31, 1999, of non-recurring costs associated with the sale of the Internet Group to New Frontier Media.

                      PAYMENT SERVICE PROVIDER (PSP) GROUP
NET REVENUE

Net revenue for the quarter and nine months ended December 31, 2000 was $.2 million as compared to $0 for the quarter and nine months ended December 31, 1999. This revenue is from the merchant account processing services provided to the Internet Group and is eliminated in consolidation.

OPERATING LOSS

The operating loss for the quarter ended December 31, 2000 was $0.1 million as compared to an operating loss of $0 for the quarter ended December 31, 1999. The operating loss for the nine months ended December 31, 2000 was $1.1 million as compared to an operating loss of $0.1 million for the nine months ended December 31, 1999. The operating losses for the quarter and nine months ended December 31, 2000 include $.2 million in revenue from the Internet Group which is eliminated in consolidation.

The operating losses for the quarter and nine months ended December 31, 2000, are the result of the addition of personnel and consultants required in order to initiate the planning and implementation of the payment processing organization. Management expects that the PSP Group will continue to have operating losses in future periods until it acquires additional non-affiliated processing business or until the processing needs of the Internet Group grow substantially.

The PSP Group specializes in Internet fraud prevention, global payment processing and billing management services. The company is positioning itself to be a leading international provider of real-time, or on demand, e-commerce and mail order/telephone order transaction processing.

The PSP Group develops effective and sophisticated fraud control techniques, customer profiling and risk scoring technologies. The Group's extensive experience in risk management and fraud control have allowed it to effectively maintain merchant chargebacks below the thresholds required by banks and credit card associations. As a result, the PSP Group has effectively minimized fraud-related losses for its merchants.

During the quarter ended December 31, 2000, the PSP Group expanded upon its relationship as an Independent Sales Organization and Member Services Provider by adding merchant account processing for a new non-affiliated customer.

The PSP Group has completed the integration of the industry's leading online transaction processing engine with its Internet Payment Gateway, Card.com. This engine provides a variety of hosting and merchant capabilities for the PSP Group and enterprise customers who need highly reliable, scalable, online transaction processing. New merchant processing using this online engine is scheduled to commence in February 2001.

Currently, the PSP Group has merchant banking relationships in the United States, Caribbean, Latin America, and Europe. In addition, the Group is planning on entering into strategic relationships with other companies that offer alternative billing systems that would compliment its current product offerings.

                            CORPORATE ADMINISTRATION

The Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relations costs, officers salaries, and printing costs associated with the Company's public filings.

The operating loss for this segment decreased from $0.8 million for the quarter ended December 31, 1999, to an operating loss of $.7 million for the quarter ended December 31, 2000, a decrease of 12.5%. The operating loss for this segment increased from $1.2 million for the nine months ended December 31, 1999, to an operating loss of $3.2 million for the nine months ended December 31, 2000, an increase of 167%.

The increase in operating loss for the nine months ended December 31, 2000, is primarily related to an increase in legal costs related to the Company's defense in the Lipson Lawsuit, an increase in payroll costs related to the addition of an in-house investor relations person and the allocation of officers' salaries to this segment, and consulting costs for the development of a new public imaging campaign, logo, and corporate website. The Company has incurred legal fees of approximately $1.3 million during the nine months ended December 31, 2000, related to the Lipson Lawsuit.

                             OTHER INCOME (EXPENSE)

Other income (expense) for the nine months ended December 31, 2000 includes two nonrecurring items: 1) a $10 million reserve for the jury verdict issued in the J.P. Lipson Lawsuit, and 2) a $507,500 loss for the write down of Metro Global Media, Inc. ("Metro") stock.

As previously disclosed, the Company was a defendant in the Lipson Lawsuit filed on January 25, 1999 in which J.P. Lipson sought damages related to an alleged agreement by the Company to convey to Mr. Lipson a 70% equity interest in the Company. The lawsuit went to trial on August 14, 2000. On September 1, 2000, the jury entered a verdict awarding damages to the plaintiff on his damages claim. On December 5, 2000, the Court entered judgment awarding Mr. Lipson $10 million against the Company for breach of contract and $1 million in punitive damages. On December 20, 2000, the Court ordered that the execution of the judgment be stayed upon the Company's posting a bond of $1.2 million. The Company posted this bond with the District Court in the form of a letter of credit provided by a third party.

Notwithstanding that the Company has made several motions to set aside the verdict and intends to appeal the judgment if necessary, the Company has established a $10 million reserve on its books for the jury verdict.

In July 1999, the Company entered into an agreement with Metro in which it received 250,000 shares of Metro common stock. The market value of this stock on the date of the transaction was $2.47 per share. Subsequent to this agreement the stock was delisted from the NASDAQ, is now thinly traded on the over-the-counter market, and its value as of September 30, 2000 had declined to $0.47 per share. Due to the permanent impairment in the value of this stock, the Company wrote the stock down to $117,500 on its books during its second quarter and took a write off against income of $507,500.

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

As of December 31, 2000, the Company estimates that it has $7.6 million in net operating loss carryfowards which expire from 2012 through 2021. The Company has concluded that it is "more likely than not" that the full benefit of its deferred tax assets will be realized. Accordingly, a valuation allowance is not required for the $8.5 million of deferred tax assets.

The Company expects to realize its deferred tax assets through the generation of future taxable income. The amount of future income required based on currently enacted tax rates applied to the deferred tax asset amount is approximately $21.8 million. Due to the fact that the Company has recorded several quarters of profitability the Company has concluded that a valuation allowance is not necessary for its net deferred tax assets.

                        LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 2000, cash provided by operating activities of $.7 million was primarily associated with a $10 million increase in the Company's reserve for legal settlement related to the jury verdict in the J.P. Lipson Lawsuit, depreciation and amortization of $4.6 million, $.5 million for the write down of the Company's investment in Metro, and a $.8 million increase in accounts payable. The cash provided by operations was offset by a net loss of $2.1 million, an increase in the Company's deferred tax asset of $7.7 million, an increase in accounts receivable of $2.0 million primarily related to receivables from the Subscription/PPV TV Group's DBS providers and receivables related to the Internet Group's sale of traffic and content revenue, and a $3.4 million increase in the Subscription/PPV TV Group's prepaid distribution rights for its content licensing.

For the nine months ended December 31, 1999, cash used in operating activities of $2.3 million was primarily associated with a net loss of $.5 million, an increase in accounts receivable of $2.0 million, an increase in prepaid distribution rights of $1.8 million, and a decrease in accounts payable of $1.2 million. This use of cash was offset by depreciation and amortization of $2.9 million.

Cash used in investing activities was $3.6 million for the nine months ended December 31, 2000. This use of cash was primarily related to the purchase of domain names for the Internet Group in the amount of $1.6 million and equipment for the broadcast and Internet service provider facilities. Cash used in investing activities for the nine months ended December 31, 1999 was $4.4 million and was primarily comprised of capital expenditures related to broadcast equipment, furniture and equipment, trade show booth improvements, and $2.7 million of domain names for the Internet Group.

Cash provided by financing activities was $4.4 million for the nine months ended December 31, 2000, compared to cash provided by financing activities of $8.4 million for the nine months ended December 31, 1999. Cash provided by financing activities for the nine months ended December 31, 2000, was attributable to the contribution of $1.3 million by the senior management group as part of the agreement reached with NASDAQ to maintain its listing and a note payable of $5.0 million. This cash from financing activities was offset by $.5 million distributed to the previous shareholders of the Internet Group, $.9 million paid on capital lease obligations, and $1.0 million paid to related parties.

The $8.4 million provided by financing during the nine months ended December 31, 1999, was primarily related to $3.9 million in proceeds received from the exercise of the Company's publicly traded warrants and the issuance of $6 million of convertible preferred stock.

The Company anticipates capital expenditures over the next twelve months to be $4 - 5 million related to capital needs of its broadcast and Internet service provider facilities. In addition, the Company will be completing tenant improvements over the next three to six months for new building space in both its Boulder and Sherman Oaks locations estimated to be $1.5 million. The Company expects its capital expenditure program to be funded by cash flows from operations and lease financing.

The Company will continue to pursue its strategy to purchase additional vanity domain names based on its available cash balances. Based on the availability of cash the Company anticipates spending $1.5 million to $10 million on domain name acquisitions. The Company estimates a return of capital on these purchases within 18-24 months.

The Company has $6.0 million in notes payable outstanding as of the date of this filing. The notes bear interest at 12 - 15% per annum and the principal is due in 2002 and 2003. The Company expects to pay the interest due in common stock where possible and out of cash flow from operations in all other instances. In addition, the Company expects to pay the principal due in 2002 and 2003 out of cash flows from operations or through a refinancing of the notes at the time of maturity. The Company expects to see an increase in its interest expense and amortization of debt offering costs in future periods due to these notes payable.

The Company believes that its existing cash balances and cash generated from operations will be sufficient to satisfy its operating requirements.

The Company was a defendant in the Lipson Lawsuit filed on January 25, 1999. The plaintiff in the Lipson Lawsuit sought damages related to an alleged agreement by the Company to convey to the plaintiff a 70% equity interest in the Company. The lawsuit went to trial on August 14, 2000. On September 1, 2000, the jury entered a verdict awarding damages to the plaintiff on his damages claim. On December 5, 2000, the Court entered judgment awarding Mr. Lipson $10 million against the Company for breach of contract and $1 million in punitive damages. On December 20, 2000, the Court ordered that the execution of the judgment be stayed upon the Company's posting a bond of $1.2 million. The Company posted this bond with the District Court in the form of a letter of credit provided by a third party.

The Company has since filed a motion for judgment notwithstanding the verdict, a motion for a new trial, and a motion for vacating the judgment. At this time, the Company is awaiting the Court's rulings on these motions.

The Company has booked a $10 million reserve for the jury verdict. The Company is also exploring various financing alternatives to fulfill the terms of the verdict should it become necessary.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

INTEREST RATE SENSITIVITY. As of December 31, 2000, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

FOREIGN CURRENCY EXCHANGE RISK. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In a June 2, 1999, complaint filed in District Court in Boulder, Colorado (Case No. 99CV913) Scott Wussow, the Company's former chief financial officer, sought to enforce an alleged oral agreement to increase his salary, bonus, and car allowance, and issue to him warrants to purchase up to 300,0000 shares of New Frontier Media common stock, following the Company's public offering of February 1998. The Company settled this complaint in December 2000 for $50,000 in lieu of further litigation with Mr. Wussow.

The Company was a defendant in the Lipson Lawsuit filed on January 25, 1999. The plaintiff in the Lipson Lawsuit sought damages related to an alleged agreement by the Company to convey to the plaintiff a 70% equity interest in the Company. The lawsuit went to trial on August 14, 2000. On September 1, 2000, the jury entered a verdict awarding damages to the plaintiff on his damages claim. On December 5, 2000, the Court entered judgment awarding Mr. Lipson $10 million against the Company for breach of contract and $1 million in punitive damages. On December 20, 2000, the

Court ordered that execution of the judgment be stayed upon the Company's posting a bond of $1.2 million. The Company posted this bond with the District Court in the form of a letter of credit provided by a third party.

The Company has since filed a motion for judgment notwithstanding the verdict, a motion for a new trial, and a motion for vacating the judgment. At this time, the Company is awaiting the Court's rulings on these motions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

10.22 - Amendment to Employment Agreement, dated December 22, 2000, by and between the Company and Mark Kreloff

10.23 - Amendment to Employment Agreement, dated December 22, 2000, by and between the Company and Michael Weiner

b) Reports on Form 8-K

  On December 28, 2000, the Company filed a Form 8-K to announce its change in accountants from Spicer, Jeffries & Co. to Singer, Lewak, Greenbaum & Goldstein LLP.

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