Form 10-K405
period 2001-03-31
NEW FRONTIER MEDIA INC /CO/
filed 2001-06-29
CIK 847383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------
                                   FORM 10 -K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the Year Ended March 31, 2001

                      Commission File Number: 33-27494-FW

                            NEW FRONTIER MEDIA, INC.
             (Exact name of registrant as specified in its charter)

                   Colorado                                       84-1084061
           (State or Incorporation)                     (I.R.S. Employer I.D. Number)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: /X/ YES / / NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

Aggregate market value of voting stock held by non-affiliates: $37,375,954 based on 13,842,946 shares at June 19, 2001 held by non-affiliates and the closing price on the Nasdaq SmallCap Market on that date which was $2.70.

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

         21,086,680 common shares were outstanding as of June 19, 2001

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 22, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
               FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2001
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                               PART I.

Item 1.   Business....................................................       3

Item 2.   Properties..................................................      21

Item 3.   Legal Proceedings...........................................      22

Item 4.   Submission of Matters to a Vote of Security Holders.........      23

                               PART II.

Item 5.   Market for Registrant's Common Equity and Related                 23
          Stockholder Matters.........................................

Item 6.   Selected Financial Data.....................................      24

Item 7.   Management's Discussion and Analysis of Financial Condition       24
          and Results of Operations...................................

Item 7A.  Quantitative and Qualitative Disclosures About Market             34
          Risk........................................................

Item 8.   Financial Statements and Supplementary Data.................      35

Item 9.   Changes In and Disagreements With Accountants on Accounting       35
          and Financial Disclosure....................................

                              PART III.

Item 10.  Directors and Executive Officers of the Registrant..........      35

Item 11.  Executive Compensation......................................      35

Item 12.  Security Ownership of Certain Beneficial Owners and               35
          Management..................................................

Item 13.  Certain relationships and Related Transactions..............      35

                               PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form       35
          8-K.........................................................

SIGNATURES............................................................      38

Table of Contents to Financial Statements.............................     F-1

                                    PART I.

ITEM 1.  BUSINESS

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     THIS ANNUAL REPORT ON FORM 10-K AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. SOME OF THESE RISKS ARE DETAILED IN PART I, ITEM 1 "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, EXCEPT AS MAY BE OTHERWISE REQUIRED BY LAW.

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

     As a result of the Fifth Dimension acquisition, New Frontier Media, through its wholly owned subsidiary Colorado Satellite Broadcasting, Inc., d/b/a The Erotic Networks, ("TEN") became a leading provider of adult programming to low-powered ("C-Band") direct-to-home ("DTH") households through its networks Extasy, True Blue and X-Cubed (formerly GonzoX). Subsequent to this purchase, the Company launched three networks targeted specifically to cable television system operators and high-powered DTH satellite service providers (Direct Broadcast Satellite or "DBS"): The Erotic Network ("TeN"), Pleasure, and Erotic Television Clips ("ETC").

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

     New Frontier Media is organized into two reportable segments:

     * Subscription/Pay-Per-View ("PPV") TV Group -- distributes branded adult entertainment programming networks through electronic distribution platforms including cable television, C-Band, DBS and Video on Demand ("VOD")

     * Internet Group -- aggregates and resells adult content via the Internet. The Internet Group sells content to monthly subscribers as well as to various web masters.

     Information concerning revenue and profit attributable to each of the Company's business segments is found in Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and in Part IV, Item 14 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," of this Form 10-K, which information is incorporated by reference into this Part I,
Item 1.

SUBSCRIPTION/PPV TV GROUP

INDUSTRY OVERVIEW

     New Frontier Media, through its wholly owned subsidiary TEN ("PPV Group"), is focused on the distribution of adult entertainment programming through electronic distribution platforms including cable television, C-band, DBS and VOD. Adult entertainment content distribution has evolved over the past twenty-five years from home video platforms (video cassette) to cable television systems and DBS providers, and most recently to the Internet. In the early 1980's, cable television operators began offering subscription and PPV adult programming from network providers such as Playboy. In the 1990's, adult programming became widely available with nearly every cable operator and DBS provider in the U.S. offering subscription or PPV programming. Paul Kagan Associates ("Kagan"), a leading media research organization, estimates that adult PPV revenues will gross $544 million in 2001, up 17% from an estimated $465 million in 2000. Adult PPV movie revenues were 35% of total PPV movie revenues for Cable/DBS providers in 2000 according to Kagan.

     PPV technology enables cable television operators or satellite providers to sell a block of programming, an individual movie, or an event for a set fee. PPV also permits cable television operators or satellite providers to sell the PPV Group's programming on a monthly, quarterly, semiannual and annual basis. PPV programming competes well with other forms of entertainment because of its relatively low price point.

     PPV programming is delivered through any number of delivery methods, including: (a) cable television; (b) DTH to households with large satellite dishes receiving a low-power analog or digital signal (C-Band) or DBS services (such as those currently offered by EchoStar Communications Corporation and DirecTV); (c) wireless cable systems; and (d) low speed (dial-up) or broadband Internet connections (i.e., streaming video).

     The PPV Group provides its programming on both a PPV and subscription basis to home satellite dish viewers through either large satellite dishes receiving a low-power analog or digital signal (C-Band) or with small dishes receiving a high-power digital signal (DBS providers). According to General Instrument Corporation's Access Control Center reports, the U.S. C-band market has declined from approximately 1.5 million households as of May 2000 to 1.1 million as of May 2001. Kagan reports that there were approximately 15.8 million DBS subscribers as of April 30, 2001, up from 12.6 million DBS subscribers a year ago. Kagan estimates that the DBS market will grow to 24.7 million subscribers by the year 2005.

     The PPV Group also provides its programming on both a PPV and subscription basis through large multiple system operators ("MSOs") and their affiliated cable systems. As of May 2001, the PPV Group maintained distribution arrangements with seven of the ten largest domestic cable MSOs which control access to 52.4 million, or 77%, of the total basic cable household market. According to Kagan, cable MSOs delivered service to 68.4 million basic households in the United States as of April 30, 2001, up from 67.6 million households a year ago. In addition, Kagan indicates that total analog cable (i.e., addressable households which have the capability of receiving PPV or subscription services) as of April 30, 2001, was provided to 38.2 million households up from 36 million households a year ago.

     Growth in the PPV market is expected to result in part from cable system upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. In recent years, cable operators have begun the shift from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows for advanced set-top boxes for increased interactivity, and provides for integrated programming guides. Industry analysts expect a large percentage of the additional channel capacity in the digital environment to be dedicated to PPV programming. The timing and extent of these developments and their impact on the PPV Group cannot yet be determined. The PPV Group expects that many of its future cable launches will be on a digital platform. Kagan estimates that digital cable households will grow from 10.1 million households as of December 31, 2000, to 51.7 million by the year 2005.

DESCRIPTION OF NETWORKS

     The PPV Group provides six, 24-hour per day adult programming networks:
TeN: the erotic network, Pleasure, ETC, Extasy, True Blue and X-Cubed. The following table outlines the current distribution environment for each service:

                                    TABLE 1
                              SUMMARY OF NETWORKS

                                              ESTIMATED ADDRESSABLE HOUSEHOLDS
                                              ---------------------------------
                                                       (IN THOUSANDS)
                                                AS OF       AS OF       AS OF
                                              MARCH 31,   MARCH 31,   MARCH 31,
  NETWORK          DISTRIBUTION METHOD          2001        2000        1999
  -------          -------------------        ---------   ---------   ---------
Pleasure     Cable/DBS                         17,500       4,600         n/a

TeN          Cable/DBS                          5,800       5,300       2,500

ETC          Cable/DBS                          2,400         n/a         n/a

Extasy       C-band/Cable/DBS                   3,200       2,600       1,800

True Blue    C-band                             1,100       2,000       1,800

X-Cubed (1)  C-band                             1,100       1,500       1,800

TOTAL ADDRESSABLE SUBSCRIBERS                  31,100      16,000       7,900

Note: "n/a" indicates that network was not launched at that time

(1) This network was GonzoX. The network was renamed X-Cubed in May 2001

(2) Extasy, True Blue and X-Cubed addressable household numbers include 1.8 million, 1.5 million and 1.1 million C-Band addressable households for the years ended March 31, 1999, 2000 and 2001, respectively.

PLEASURE

     On June 1, 1999, the PPV Group launched Pleasure, a 24-hour per day adult network that incorporates the most edited standard available in the category. Pleasure is distributed via cable television operators and DBS providers. Pleasure's programming consists of adult feature-length film and video productions and is programmed to deliver subscription and PPV households 20 premiere adult movies per month with a total of 125 adult movies per month. As of March 31, 2001, Pleasure was available to an estimated 17.5 million addressable multi-channel households, including EchoStar Communications Corporation's DISH Network ("DISH") and Hughes Electronic Corporation's DirecTV ("DirecTV"). Pleasure offers a favorable and highly competitive revenue split for a cable television operator or DBS provider. Pleasure was specifically designed to provide adult content programming to operators that have not yet embraced a less inhibited adult programming philosophy and for those operators that wish to use the service to "upsell" subscription or PPV households to a less edited network such as TeN.

TEN: THE EROTIC NETWORK (TEN)

     On August 15, 1998, the PPV Group launched TeN, a 24-hour per day adult network that incorporates a partial editing standard targeted to cable television system operators and DBS providers. The PPV Group has programmed TeN with feature-length film and video productions that incorporate less editing than traditional adult premium networks. As of March 31, 2001, TeN was available on a PPV basis to an estimated 5.8 million addressable multi-channel households. In addition, TeN is offered on a monthly subscription basis by DISH for a retail price of $19.99. As of March 31, 2001, TeN had approximately 58,000 monthly DISH subscribers.

     TeN offers a diverse programming mix with movies and specials that appeal to a wide variety of tastes and interests. TeN offers subscription and PPV households 20 premiere adult movies per month and a minimum of 120 total adult movies per month. TeN was developed to capitalize on the number of cable operators/ DBS providers now willing to carry partially edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers. New Frontier Media believes the growing market acceptance of partially edited programming is due, in large part, to the higher subscriber buy rates (the theoretical percentage of addressable households ordering one PPV movie, program or event in a month) achieved for cable system operators/DBS providers as compared to network programming that incorporates the most edited adult programming. Since its launch on August 15, 1998, TeN has averaged monthly buy rates of approximately 7% to 15% compared to the most edited adult network programming (such as Pleasure) which averages monthly buy rates of approximately 3% to 10%.

EROTIC TELEVISION CLIPS (ETC)

     The PPV Group launched ETC on May 17, 2000, as its newest, partially edited 24-hour per day adult network. ETC's unique formatting provides for thematically organized 90-minute blocks of programming in order to encourage appointment viewing by the PPV adult consumer. The PPV Group has organized its partially edited content library into 60 thematic categories. Through the PPV Group's proprietary database technology, approximately eight scenes are organized thematically and programmed into one 90-minute block. ETC delivers 240 unique thematic blocks with over 500 different adult film scenes during a typical month. ETC is distributed via cable system operators and DBS providers on a PPV and subscription basis. As of March 31, 2001, ETC was available to 2.4 million addressable multi-channel households.

EXTASY

     Extasy was acquired from Fifth Dimension on February 18, 1998. Extasy's programming consists of feature-length adult film and video productions and is programmed with 20 premieres per month and a total of 135 adult movies per month. Extasy's editing standard is least edited, which is similar to the editing standard employed in the home video markets. The network offers a diverse programming mix with movies and specials that appeal to a wide variety of tastes and interests. Extasy is the Company's least edited programming service available to multi-channel households and is distributed via C-band DTH, Cable and DBS. Extasy is available on a PPV basis as well as on a monthly, quarterly, semiannual and annual subscription basis. As of March 31, 2001, Extasy had 48,099 active C-Band subscriptions compared to 59,910 at March 31, 2000. In addition, Extasy was available to 2.1 million Cable/DBS addressable households as of March 31, 2001.

TRUE BLUE

     True Blue was acquired from Fifth Dimension on February 18, 1998. True Blue incorporates the same editing standard as Extasy and is programmed with adult movies that feature amateur talent, compilations, and other adult programming genres. True Blue is programmed to deliver 80 adult movies per month. As of March 31, 2001, True Blue had 46,606 active C-Band subscriptions compared to 56,210 at March 31, 2000. True Blue is available on a PPV basis as well as on a monthly, quarterly, semiannual and annual subscription basis.

X-CUBED

     X-Cubed (formerly GonzoX) was acquired from Fifth Dimension on February 18, 1998. X-Cubed incorporates the same editing standard as Extasy and is programmed to deliver gonzo or "first person" perspective styled, amateur and foreign adult feature films. X-Cubed is programmed to deliver 95 adult features per month. X-Cubed is presently only distributed via the C-band DTH market. As of March 31, 2001, X-Cubed had 39,815 active C-Band subscriptions compared to 50,426 at March 31, 2000. X-Cubed is available on a PPV basis as well as on a monthly, quarterly, semiannual and annual subscription basis.

SATELLITE TRANSMISSION

     The PPV Group delivers its video programming via satellite transmission. Satellite delivery of video programming is accomplished as follows:

     Video programming is played directly from the PPV Group's Boulder, Colorado based digital broadcast center. The program signal is then scrambled (encrypted) so that the signal is unintelligible unless it is passed through the proper decoding devices. The signal is transmitted (uplinked) by an earth station to a designated transponder on a communications satellite. The transponder receives the program signal uplinked by the earth station, amplifies the program signal and broadcasts (downlinks) it to satellite dishes located within the satellite's area of signal coverage. The signal coverage of the domestic satellite used by New Frontier Media is the continental United States, Hawaii, Alaska, portions of the Caribbean, Mexico, and Canada. Each analog transponder can retransmit one complete analog color television video signal and two digital television video signals, together with associated audio and data edgebands.

     Programming is received by C-Band subscribers, cable operators and DBS providers. This programming is received in the form of a scrambled signal. In order for subscribers to receive the programming the signal must be unscrambled.

     C-Band subscribers purchase programming directly from the Group or its distributors. The satellite receivers of C-Band subscribers contain unscrambling equipment that may be authorized to unscramble the PPV Group's satellite services. Each set top box or satellite receiver has a unique electronic "address". This "address" is activated for the requisite services purchased from either the PPV Group or its distributors.

     Cable system operators or DBS providers receive their programming in the same manner as a C-Band subscriber. These multichannel distributors in turn, provide the received programming to their captive subscriber audience. The equipment utilized by cable operators and DBS providers is similar to that utilized by C-Band subscribers but manufactured to an industrial grade specification. The cable system operators and DBS providers are able to remotely control each subscriber's set-top box or satellite receiver on their network, and cause it to unscramble the television signal for a specific period of time after the subscriber has made a purchase of a premium service or PPV movie or event.

TRANSPONDER AGREEMENTS

     New Frontier Media maintains satellite transponder sub-lease agreements for four full-time analog transponders with Fifth Dimension on Loral Skynet's Telstar 4 satellite. These transponders provide the satellite transmission necessary to broadcast each of the Subscription/PPV TV Group's six adult networks. By employing General Instrument Corporation's ("GI") DigiCipher II Edgeband technology the Group is able to transmit its Pleasure, TeN and ETC networks over the same satellite transponders as are used for Extasy, X-Cubed, True Blue and its 24-hour promotional C-Band channel ("Barker"). GI's Edgeband System permits multiple services to be carried over an existing satellite transponder by adding a multiplex of MPEG-2 compressed programs at the band edge of the transponder. These services can be received and decoded at the cable or DBS headend and carried as an analog cable service or be re-multiplexed in digital form for carriage as part of a digital multiplex. Through the use of Edgeband technology, the Company did not incur any additional cash outlays for transponder space as it added Pleasure, TeN and ETC to its family of networks. The Company was the first programmer to utilize this Edgeband technology developed by GI.

     In April 2000, the PPV Group signed a multi-year agreement with iN DEMAND L.L.C. ("iN DEMAND") for carriage of its Pleasure network. As a result of the contract, Pleasure is available to cable operators representing over 2.7 million digital households across the country. iN DEMAND carries Pleasure on Telstar 7, transponder 4. iN DEMAND is the nation's leading pay-per-view network, offering titles from all of the major Hollywood and independent studios, plus sports, subscription sports packages and entertainment events through its 60-channel digital pay-per-view multiplex service. iN DEMAND serves over 1,900 affiliated systems with approximately 28 million addressable households nationwide. iN Demand's four shareholders include AT&T Broadband, LLC, Time Warner Entertainment Advance/Newhouse Partnership, Comcast Programming Ventures, Inc., and Cox Communications, Inc.

DIGITAL BROADCAST CENTER

     New Frontier Media is the only adult entertainment company to internally manage, broadcast, and distribute its own content. The Company has differentiated itself by developing broadcast and broadband distribution capabilities to fully control and exploit its large content library across various platforms. The PPV Group acquired the necessary broadcast technologies and support services, as well as internally developed its own media asset management systems, for the distribution of video-based content to cable and DBS providers.

     In April 1999, the PPV Group completed Phase One of its Digital Broadcast Center in Boulder, Colorado, which allowed for the direct-to-broadcast playout of TeN, Pleasure and its C-Band Barker channel. Phase Two of this center was completed in January 2000. The Phase Two additions allowed the PPV Group to bring the direct-to-broadcast playout of Extasy, True Blue and X-Cubed in-house to its Boulder facility from Ottawa, Canada where it was being outsourced to Fifth Dimension. Currently, the Boulder facility broadcasts 7 channels to cable/DBS systems and direct-to-home C-band subscribers.

     Phase Two also added the capacity to broadcast a total of 12 channels, allowing for 5 additional services. Broadcast of all media to air is now accomplished utilizing the latest state-of-the-art technology solutions, which includes: playlist automation for all channels; SeaChange MPEG 2 encoding and playout to air and MPEG 1 encoding for internet and broadband use; archiving capability on DLT data cartridges pushing and pulling the data through a StorageTek jukebox; and complete integration of the media asset management database to create automated playlists. The PPV Group has secured a license to allow an 18ghz microwave transmission path to deliver a fully redundant multiplexed signal of all 7 channels as a back-up to its uplinking vendor, Williams Communication Vyvx Services ("Vyvx").

     The technology team that manages the broadcast center also oversees the PPV Group's media asset management needs. As a result of developing its own technological backbone, the Subscription/ PPV TV Group also developed its own core proprietary asset management systems. These systems are supplemented with other third party software programs to catalog, monitor, and exploit its content.

NETWORK PROGRAMMING

     The Subscription/PPV TV Group contracts with Pegasus Programming ("Pegasus") in California to screen, edit, and program content for its networks. The PPV Group acquires 100% of its feature-length broadcast programming for each network by licensing the exclusive and non-exclusive rights from various third party studios and independent producers within the industry. New Frontier Media does not produce any of its own adult movie content for its networks. The PPV Group works with fifteen studios on an exclusive content basis. In addition, the PPV Group also licenses content on a non-exclusive basis from at least fifty other independent and private content companies.

     In most cases, New Frontier Media pays approximately $6,000 to $10,000 for a Premiere and $500 for a title that has previously been exhibited via satellite broadcast ("Encore") for exclusive/ nonexclusive broadcast, Internet and/or VOD rights in the United States for a specified period of time (usually one to five years). The PPV Group acquires approximately 80 new titles per month. Once the PPV Group receives a title, a rigorous quality control process is completed prior to playing to air to ensure compliance with the strict broadcasting standards the PPV Group uses for its adult content.

     In February 1999, New Frontier Media licensed all of the broadcast and electronic distribution rights to approximately 4,000 adult films under a Content License Agreement with Pleasure Productions (see "Legal Proceedings"). In July 1999, the Company acquired the rights to Metro Global Media, Inc.'s ("Metro") 3,000 title adult film and video library and multi-million still image archive in exchange for 500,000 shares of its common stock at $7.875 per share and 100,000 warrants to purchase its common stock at an exercise price equal to the market value of the stock on the date the warrants were issued. The Company believes that as a result of these acquisitions it is one of the largest owners of adult video content in the world.

CALL CENTER SERVICE

     Following the Fifth Dimension acquisition, New Frontier Media contracted with TurnerVision, Inc. to provide its call center services. In August 1999, the Subscription/PPV TV Group moved its call center functions in-house to its Boulder, Colorado facility. The PPV Group's call center receives incoming calls from customers wishing to order C-Band network programming, or having questions about their C-Band service or billing. The call center is accessible from anywhere in the U.S. or Canada via toll-free numbers. Its workstations are equipped with a networked computer, Company-owned proprietary order processing software, and telephone equipment. These components are tied into a computer telephony integrated switch which routes incoming calls and enables orders to be processed and subscriber information to be updated "on-line."

     The PPV Group's call center is operational 24-hours per day, seven days a week, and is staffed according to call traffic patterns, which take into account time of day, day of the week, seasonal variances, holidays, and special promotions. Customers pay for their order with credit cards and electronic checks, which are authorized and charged before the order is sent electronically to GI's Access Control Center in San Diego, California for processing. GI receives the subscriber order and the subscriber's identification information, and sends a signal to the appropriate satellite, which "unlocks" the service ordered for the applicable period of time.

MARKETING

     The Subscription/PPV TV Group markets its C-band networks primarily through an open-air, 24-hour Barker channel which promotes the programming featured on the three C-Band networks. This channel uses edited movie clips and interstitial programming to entice viewers who are "channel surfing" to subscribe to one of the PPV Group's C-Band channels (periodic subscription), or to purchase the PPV Group's programming on a PPV basis. To a lesser extent, the Subscription/PPV TV Group advertises in print publications such as satellite channel guides. The PPV Group also markets its programming directly to satellite program packagers or distributors, through direct marketing campaigns, face-to-face meetings, trade shows and industry gatherings.

     The Group's marketing department has developed numerous programs and promotions to support its cable/DBS networks. These include the development of detailed monthly program guides, promotional pieces, and cross channel interstitial programming for use on a cable or DBS systems' barker channel. The Subscription/PPV TV Group also maintains a sales force of five full-time employees to promote and sell carriage of its programming on cable television, DBS and alternative platform systems.

     The Group's promotions department creates interstitial programming for use on its networks between each movie to promote and market additional movies premiering in the current month, movies premiering in the following month, behind-the-scenes segments of its movies, and star and director profiles. This interstitial programming encourages appointment viewing of its networks by cable/DBS consumers.

     Representatives of the Subscription/PPV TV Group attend at least three to four major industry trade shows per year, including the National Cable Television Association (NCTA) shows (Western and National) and the Cable Television Advertising and Marketing (CTAM) and DBS Summits. The Group no longer exhibits at trade shows, preferring, instead, to focus its sales and marketing efforts on more targeted meetings with cable and DBS affiliates.

     The Subscription/PPV TV Group engaged an outside advertising firm in March 2000 to assist it in branding its networks to the cable/DBS markets as well as to the consumer. This agency developed network identities, established branding methods, positioned the networks in trade and consumer magazines, and increased the overall consistency of presentation and visibility of the PPV Group's networks to the trades and the public. The PPV Group has rebranded its family of networks as The Erotic Networks through this effort.

COMPETITION

     New Frontier Media principally competes with Playboy Enterprises, Inc. ("Playboy") in the subscription and PPV markets. Playboy has significantly greater financial, sales, marketing and other resources to devote to the development, promotion and sale of its cable programming products, as well as a longer operating history and broader name recognition than New Frontier Media. Playboy's size and market position makes it a more formidable competitor than if it did not have the resources and name recognition that it has. New Frontier Media competes directly with Playboy in editing standards of its programming, network performance in terms of subscriber buy rates and the license fees that New Frontier Media offers to cable and DBS providers. However, New Frontier Media cannot and does not compete with Playboy in the area of money spent on promoting its products. New Frontier Media believes that the quality and variety of its programming, as well as the attractive revenue splits and subscriber buy rates for the Company's programming, are the critical factors which will influence cable operators and DBS providers to choose its programming over Playboy's.

     The Company competes with other adult networks in the multi-channel and PPV markets including Califa Entertainment (The Hot Network). The Company also faces general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming. In addition, the Company will face competition in the adult entertainment arena from other providers of adult programming, adult video rentals and sales, newspaper and magazines aimed at adult consumers, telephone adult chat lines, and adult-oriented Internet services.

CUSTOMER CONCENTRATION

     New Frontier Media derived 19% of its total revenue for the year ended March 31, 2001 from DISH for its TeN, Pleasure, ETC, and Extasy PPV and subscription services.

GOVERNMENT REGULATION

     In 1996, the United States Congress passed the Telecommunications Act of 1996 ("the Act"), a comprehensive overhaul of the Federal Communication Act of 1934. Section 641 of the Act requires full audio and video scrambling of channels which are primarily dedicated to "sexually explicit" programming. If a multi-channel video programming distributor, including a cable television operator, cannot comply with the full scrambling requirement, then the channel must be blocked during the hours when children are likely to be watching television, i.e., from 6:00 a.m. to 10:00 p.m. Programming providers offering the most edited adult services (such as Pleasure) and programming providers offering partially-edited adult services (such as TeN), feature "sexually explicit" programming as contemplated by Section 641 of the Act. Although all adult programming companies fully scramble their signals for security purposes, several cable television MSOs lack the technical capability to fully scramble the audio portion of the signal. These cable systems are required to block adult broadcasts between 6:00 a.m. and 10:00 p.m. Section 641 of the Act affects New Frontier Media to the extent its programming is offered by cable television MSOs without such technical scrambling ability.

     In February 1996, the leading adult network providers challenged Section 505 of the Act which, among other things, regulates the cable transmission of adult programming such as New Frontier Media's domestic pay television networks. Enforcement of Section 505 of the Act commenced May 18, 1997. The case was heard by the United States District Court in Wilmington, Delaware (the "Delaware District Court") in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 of the Act unconstitutional. The defendants appealed this judgement and the Supreme Court heard the appeal on November 30, 1999.

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

     New Frontier Media began offering adult programming to cable system operators in February 1998, which is after the May 18, 1997 date that enforcement of Section 505 of the Act commenced. Our business has not been adversely affected by these regulations because we have never had the opportunity, or prior history, of selling our programming under any other regulatory structure.

INTERNET GROUP

     During the fiscal year ended March 31, 2001, the Company combined Interactive Telecom Network, Inc. (known as the Internet Service Provider in the Form 10-KSB filing for fiscal year 2000), Interactive Gallery, Inc. (known as the Internet Content Provider Group in the Form 10-KSB filing for fiscal year
2000), and Card Transactions, Inc. (previously the Payment Service Provider Group) into one reporting segment called the Internet Group. This combination was necessary to reflect the change that New Frontier Media made during the year to focus the Internet Service Provider and Payment Service Provider Groups primarily on the support of the Internet Content Provider Group's operations. The Company no longer intends to actively market the Internet Service Provider and Payment Service Provider Groups to third parties as separate businesses.

INDUSTRY OVERVIEW

     Ipsos-Reid, a marketing research firm, estimates that the Internet user population grew by 13% year-over-year, putting the global Internet population at approximately 350 million adults at December 31, 2000. Mediamark, another marketing research firm, estimates that 101 million adults in the United States accessed the Internet during a recent 30-day period. According to Datamonitor, consumer spending in the adult Internet industry generated approximately $1.0 billion in sales in 1999, and is expected to generate $3.12 billion by 2003. In addition, Datamonitor estimates that adult entertainment accounts for the majority of spending for online content (including subscription and pay-on-demand services).

     In the early stages of the Internet, it was clear there was a great deal of unmet consumer demand for adult entertainment and it was relatively easy for operators to open up an adult storefront. With few hurdles to overcome online, including city licensing, leasing, taxes, and objecting neighbors, many new independent adult web sites were born, creating a highly fragmented environment. As more and more competition emerged, operators were determined to create ways in which to distinguish themselves. They developed more distinctive products and methods of organizing content, and they developed technologies to improve ease-of-use and increased speeds of content delivery. With more independent operators opening up shop, reselling content and providing outsourced services became the means by which some of the more innovative and sophisticated operators could grow their businesses. This allowed for the evolution of a business-to-business market in addition to the large business-to-consumer market.

     Today, the segment of the adult Internet industry in which the Internet Group competes is primarily comprised of approximately ten large companies, of which only one is part of a publicly traded company - IGallery. Over the last 10 years, companies like IGallery have been able to establish themselves as leaders in the adult Internet industry by implementing programs that create traffic flow between their own web sites and thousands of adult webmaster sites. Those adult webmasters, in turn, generate traffic from various other sources including search engines, "vanity" domain names (i.e. nude.com) and opt-in email programs.

     Currently, the Internet Group's sites generate more than 2.5 million visits per day. According to Media Metrix, several of the Internet Group's adult web sites are included among the top 25 adult destinations on the Internet.

BUSINESS TO CONSUMER: MEMBERSHIP SITES

     The Internet Group designs, creates and implements membership-based web sites for the adult Internet consumer market. The Internet Group currently owns and operates more than 40 consumer web sites in addition to 1,300 vanity adult domains. These web sites have been developed to convert web surfers into subscribers through various subscription models. Recurring monthly subscription rates range from $19.95 to $34.95. The Internet Group also offers consumers the ability to view its web sites on a trial basis, generally one to five days, for special rates ranging from free trials to $5.97.

     The Internet Group generates traffic to its web sites through three primary sources. The first, "type-in" traffic, is generated when a consumer types the name of one of the Internet Group's web sites or one of its 1,300 domain names into their browser address bar. There is no cost to the Internet Group when traffic comes to its web sites in this manner.

     The second way in which traffic is generated is through the Internet Group's affiliate marketing programs utilizing banner ads, hypertext, or graphic links. The marketing programs compensate an affiliated webmaster for a referred visitor if the visitor becomes a member to one of the Internet Group's web sites. These referral payments currently range from $40 - $45 per active member obtained.

     The third, search engine traffic, is generated from listings of the Internet Group's web sites in search engines and directories. The Internet Group uses discreet and proprietary technology to position (optimize) its web sites within a search engine's results page so that visitors using the search engine to look for certain types of content have a higher chance of finding what they want.

     In combination, these three methods generate over 2.5 million visits each day to the Internet Group's business-to-consumer and business-to-business sites, or over 75 million visits per month.

BUSINESS TO BUSINESS: CONTENT AND TRAFFIC SALES

     Content Sales: The Internet Group is one of the leading licensors of adult content on the Internet, and currently markets its content to a database of over 20,000 webmasters. The Internet and PPV Groups have licensed thousands of hours of adult content and over 500,000 still images from various adult studios, all of which have been organized thematically and, if necessary, digitized for Internet distribution. In addition, the Internet Group has exclusive rights to four live streaming video feeds and produces several monthly online adult publications. The Internet Group, in addition to using this content within its own web sites, sublicenses this content to webmasters through its business-to-business programs either on a flat-rate monthly basis or based on bandwidth usage.

     Traffic Sales: The Internet Group has developed a significant source of revenue by selling traffic from its own web sites to other adult web sites. Since every visitor to the Internet Group's web sites does not necessarily purchase a membership, the Internet Group maximizes its return on traffic by pushing these exiting non-member visitors to other adult web sites. In doing so, it is able to generate revenue from affiliate webmaster programs on a revenue sharing basis. While the revenue from the sale of traffic does not have the potential to generate long-term recurring revenue like the Group's membership revenue, it also does not have the credit and working capital issues associated with membership revenue.

MARKETING

     The Internet Group's affiliate marketing programs are incentive-based traffic generation programs that compensate affiliated webmasters for traffic referrals. A webmaster is compensated when a referred visitor becomes a member to one of the Internet Group's web sites, at an average payout of $40 - $45 per active member. The Internet Group markets these programs to its database of over 20,000 webmasters using its own internal sales team.

     The Internet Group provides incentives to webmasters to collect user's e-mail addresses for a pay-per-address fee of up to 60 cents each. The Internet Group has amassed over 2.5 million opt-in email addresses to which the Group targets daily newsletters promoting its web sites and/or web sites and products of its webmaster affiliates.

     The Internet Group markets to webmasters via advertisements in trade magazines and on-line banner advertisements. In addition, representatives of the Internet Group exhibit at industry trade shows specific to the Internet and the adult industry.

INTERNET SERVICE PROVIDER FACILITY

     The Internet Group has its own in-house Internet service provider ("ISP") facility in Sherman Oaks, California which provides for all of its data center, hosting and co-location needs. The ISP occupies approximately 6,000 square feet and is currently being built-out to allow for additional expansion space, extended HVAC supply, and state-of-the art fire suppression and back-up generator units.

     The ISP has two OC3 and three DS3 connections to the Internet. Bandwidth providers, allowing for full redundancy, currently include Worldcom, PacBell, and Global Crossing. The ISP currently has capacity through-rate of 445 Megabits per second.

     The ISP utilizes its expertise across multiple platforms using leading networking hardware, high-end web and database servers, and computer software to more effectively address the Internet Group's diverse systems and network integration needs. The ISP principally services the Internet Group, but also provides some vendor services to a small group of third party adult companies.

     The ISP lends strong technology support and operational control to the Internet Group's operations. As a result of the near-captive status of its ISP, the Internet Group is able to remain at the leading edge of Internet technology. In addition, an in-house ISP allows New Frontier Media to be uniquely positioned for the coming convergence between the Internet and other distribution platforms.

E-COMMERCE BILLING

     Historically, credit card purchases, primarily through VISA and MasterCard, have been face-to-face paper transactions. This has evolved into face-to-face swipe transactions with the advent of point-of-sale terminals and a magnetic stripe on the back of the card storing the cardholder's information. The credit card system, however, was never designed for non face-to-face transactions such as those that occur on the Internet.

     Because the credit card system was not designed for non face-to-face transactions, it is understandable that most fraud originates in this area. The credit card networks were not engineered to verify a valid card in a "card not present" environment such as the Internet.

     The card associations, instead of investing in modifications of its legacy networks necessary to operate in this changing environment, have combated fraud in "card not present" environments by charging high chargeback fees and penalties to merchants and banks. In the past two years the number of banking relationships available for merchant banking has dropped, the cost of chargebacks has increased, and the acceptable level allowed for chargeback rates has also been dramatically reduced. Third party processors that accept adult Internet business is limited, and those that do process for adult businesses have capitalized on this opportunity by charging discount rates in excess of 10%.

     The Internet Group maintains a level of in-house expertise that few other Internet companies possess in order to ensure its continued ability to process credit cards for its membership web sites. The current billing department infrastructure of the Internet Group is based on more than ten years of online credit card processing experience and utilizes secure Internet commerce technologies. The Internet Group's e-commerce billing department specializes in fraud prevention, global payment processing and billing management services, including customer service. The department develops effective and sophisticated fraud control techniques, customer profiling, and risk-scoring technologies used in credit card processing for the Internet Group.

     The Internet Group has developed a payment gateway called Card.com. Card.com is designed to provide a full range of secure, fully automated credit card payment processing technologies including fraud control, authorization and credit card settlement, real time transaction searching, and reporting for monitoring business transactions over the Internet. The Internet Group is an Independent Sales Organization and Member Service Provider with a leading e-commerce merchant bank in the United States. This status provides a level of stability in maintaining its credit card processing status that many adult Internet companies do not possess. Currently, the Internet Group has merchant banking relationships in the United States, Caribbean and Europe.

COMPETITION

     The adult Internet industry is highly competitive. The leading companies are constantly vying for more members while also seeking to hold down member acquisition costs paid to webmasters. Increased tightening of chargebacks by credit card companies has reduced membership sales and further intensified this already competitive environment.

     Because the barrier to entry has become substantial, the adult Internet market is dominated by a short list of companies. All of the major adult Internet competitors of the Company are privately held, though many have created alliances with various publicly traded companies. Companies such as Cyber Entertainment Network and VS Media have joint-venture websites with Private Media Group (NASDAQ: PRVT). Rick's Cabaret International (NASDAQ: RICK) acquired several membership websites from Voice Media, a leading adult Internet company. In addition, companies such as Python Communications, a privately-held adult Internet content provider and membership website company, have acquired smaller adult properties in their attempt to expand their base of business via acquisition. Other larger competitors of the Internet Group include RJB Telcom, Python Video, Web Power, and Vivid Video.

EMPLOYEES

     As of the date of this report, New Frontier Media and its subsidiaries had 180 employees. New Frontier Media employees are not members of a union, and New Frontier Media has never suffered a work stoppage. The Company believes that it maintains a good relationship with its employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of New Frontier Media are as follows:

                NAME                     AGE                           POSITION
                ----                     ---                           --------
Mark H. Kreloff......................     39     Chairman of the Board and Chief Executive Officer,
                                                 New Frontier Media, Inc.

Michael Weiner.......................     59     Executive Vice President, Secretary, Treasurer and
                                                 Director, New Frontier Media, Inc.

Karyn L. Miller......................     35     Chief Financial Officer, New Frontier Media, Inc.

                NAME                     AGE                           POSITION
                ----                     ---                           --------
Edward J. Bonn.                           49     Director, New Frontier Media, Inc.

Bradley Weber........................     41     Director, New Frontier Media, Inc. and Vice President
                                                 of Technology, Interactive Gallery, Inc.

Tom Nyiri............................     38     Senior Vice President of Technology, New Frontier
                                                 Media, Inc.

Ken Boenish..........................     34     President, The Erotic Networks, Inc.

Scott Schalin........................     34     President, Interactive Gallery, Inc.

Gregory Dumas........................     35     Vice President/Corporate Development, New Frontier
                                                 Media, Inc.

Jerry Howard.........................     62     Senior Vice President of Finance, Interactive
                                                 Gallery, Inc.


     MARK H. KRELOFF. Mr. Kreloff has held the title Chairman and Chief Executive Officer of New Frontier Media, Inc. since the Company's inception in September, 1995. Mr. Kreloff has been actively involved in the cable television industry since 1977. Prior to founding the Company, Mr. Kreloff held the title Vice President, Mergers and Acquisitions, with Kidder Peabody & Co. and Drexel Burnham Lambert. From 1983 through 1986, Mr. Kreloff was employed by Butcher & Singer, Inc., a Philadelphia-based investment bank, in a variety of departments including the Cable Television and Broadcast Media Group. From 1977 through 1983, Mr. Kreloff held a variety of positions, including Marketing Director, in his family's cable television system based in New Jersey. Mr. Kreloff is an honors graduate of Syracuse University and holds B.S. degrees in Finance and Public Communications.

     MICHAEL WEINER. Mr. Weiner has been Executive Vice President and a director of New Frontier Media, Inc. since the Company's inception. His background includes 20 years in real estate development and syndication. Prior to founding the Company, Mr. Weiner was actively involved as a principal and director in a variety of publishing businesses, including a fine art poster company.

     KARYN L. MILLER. Ms. Miller joined New Frontier Media in February 1999 as Chief Financial Officer. She began her career at Ernst & Young in Atlanta, Georgia and brings twelve years of accounting and finance experience to the Company. Prior to joining the Company, Ms. Miller was the Corporate Controller for Airbase Services, Inc. a leading aircraft repair and maintenance company. Previous to that she was the Finance Director for Community Medical Services Organization and Controller for Summit Medical Group, P.L.L.C. Before joining Summit Medical Group, P.L.L.C., Ms. Miller was a Treasury Analyst at Clayton Homes, Inc., a $1 billion company traded on the NYSE. Ms. Miller graduated with Honors with both a Bachelors of Science degree and a Masters in Accounting from the University of Florida and is a licensed CPA in the state of Colorado.

     EDWARD J. BONN. Mr. Bonn held the title of President of New Frontier Media from August 2000 to June 2001 and has been a director of the Company since October 1999 when the Company acquired IGI, ITN and CTI. He is the founder and former CEO of ITN and CTI. Prior to that, Mr. Bonn was Chairman of the Board of Independent Entertainment Group, a California-based, publicly traded, service bureau and information provider. He was also a founder and President of ICOM Group, Inc., an audio text service bureau that specialized in automated credit card processing and fraud control procedures, and is the founder and President of Response Telemedia, Inc., a privately held company offering a variety of 800/900 information and entertainment. Mr. Bonn attended the University of Oregon from 1969-1972 with a focus in International Studies and attended business and accounting classes at UCLA from 1980-1982.

     BRADLEY WEBER. Mr. Weber oversees the technology operations of the Company's Internet Group. He has been a director of New Frontier Media since October 1999 when he became affiliated with the

Company through the Company's acquisition of IGI, ITN, and CTI. Mr. Weber joined ITN in 1995 as Executive Vice President and became Chief Operating Officer in January 1998. Mr. Weber was formerly Director of Interactive Audiotext Services, Inc., an audio text service bureau and information provider. He was also a founder and CEO of the ICOM Group, Inc., an audio text service bureau that specialized in automated credit card processing and fraud control procedures. Mr. Weber received his undergraduate degree in Economics at Occidental College and received his Masters in Business Administration from California Lutheran University.

     THOMAS W. NYIRI. Mr. Nyiri was appointed Senior Vice President of Technology for New Frontier Media in June 2001. In addition, Mr. Nyiri oversees the Group's broadcast and technology operations in Boulder, Colorado. Mr. Nyiri has held various positions with Colorado Satellite Broadcasting since joining the Group in 1997. Prior to his employment with Colorado Satellite Broadcasting, Mr. Nyiri spent four years developing consumer e-commerce applications for the Internet. He was a founder of Virtual Dreams, the first recognized adult Internet service, and is considered a pioneer of several Internet consumer interactive services. Mr. Nyiri has been featured in several prominent publications including Forbes, Wired, and Time Digital.

     KEN BOENISH. Mr. Boenish is a 12-year veteran of the cable television industry. In October 2000, he was named President of Colorado Satellite Broadcasting. Mr. Boenish joined Colorado Satellite Broadcasting as the Senior Vice President of Affiliate Sales in February 1999. Prior to joining the Company, Mr. Boenish, was employed by Jones Intercable from 1994 - 1999. While at Jones he held the positions of National Sales Manager for Superaudio, a cable radio service serving more than 9 million cable customers. He was promoted to Director of Sales for Great American Country a new country music video service in 1997. While at Great American Country Mr. Boenish was responsible for adding more than 5 million new customers to the service while competing directly with Country Music Television, a CBS cable network. From 1988 - 1994 he sold cable television advertising on systems owned by Time Warner, TCI, COX, Jones, Comcast and other cable systems. Mr. Boenish holds a B.S. degree in Marketing from St. Cloud State University.

     SCOTT SCHALIN. In March 2001, Mr. Schalin was named President of IGallery. He joined IGallery in June 1996 as Creative Director and a year later was promoted to Chief Operating Officer while still maintaining Creative Directorial duties. Prior to joining IGallery, Mr. Schalin was recruited by Internet Entertainment Group to help launch its flagship website, which quickly became one of the most popular websites in the world. Mr. Schalin began his career in broadcasting working for Stephen J. Cannell Productions as a Production Coordinator for the television show, 21 Jump Street. Mr. Schalin later worked as a freelance writer and editor for such publications as SPIN, Billboard Request and Music Connection magazines, and was an editor for Hustler Magazine at Larry Flynt Publications, Inc. ("LFP"). While working at LFP, Mr. Schalin helped to launch several successful magazines, including Barely Legal, and was promoted to Executive Editor of Chic magazine. Mr. Schalin attended California State University Northridge and has a B.A. in Journalism.

     GREGORY DUMAS. In March 2001, Mr. Dumas was promoted to Vice President of Corporate Development for New Frontier Media. Mr. Dumas served as President of IGI since its formation in 1996. Prior to IGI, Mr. Dumas served as the Vice President of Marketing for LFP. During Mr. Dumas' tenure at LFP, the flagship title Hustler was launched on the Internet as Hustler Online. Mr. Dumas later joined Internet Entertainment Group as its Director of Sales and Marketing and was integral in the launch of its principal website. Mr. Dumas has earned a B.A. in English and History from Idaho State University and a M.A. in Organizational Management from University of Phoenix.

     JERRY HOWARD. Mr. Howard has over 35 years of accounting and finance experience. He joined ITN in 1994 and took over the financial duties for IGI and CTI as those groups were formed. Prior to joining ITN, Mr. Howard held various financial and accounting positions, including seven years with Arthur Young and Company, 14 years with Sprint, and four years as founder, president and CEO of Quintessential Solutions, Inc., a leading decision support software maker. Mr. Howard holds a B.S. degree in Business Administration from Drake University and is a CPA.

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

     Our ability to convince cable operators and DBS providers to carry our programming is critical to us. The primary way for us to expand our cable subscriber base is to convince additional cable operators and DBS providers to carry our programming. We can give no assurance, however, that our efforts to increase our base of subscribers will be successful.

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

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH OUR PRIMARY INTERNET COMPETITORS, SOME OF WHOM HAVE SIGNIFICANTLY GREATER RESOURCES THAN US, WE WILL NOT BE ABLE TO INCREASE OUR WEB SITE MEMBERSHIP REVENUES.

     Our ability to increase our Internet web site membership revenues is directly related to our ability to compete effectively with our Internet competitors. Some of these competitors have significantly greater financial, sales, marketing and other resources to devote to the development, promotion and sale of their web site subscriptions, as well as a longer operating history and broader name recognition, than we do. We compete with other adult-content web sites as to the editing standards of their programming and the subscription fees that are offered to web site members. In this regard, to the extent that the availability of free adult content on the Internet increases, it may negatively impact our ability to attract fee-paying members.

     In addition, our Internet operations benefit from, and compete with our competitors for, traffic arrangements with third party webmasters who direct traffic to our Internet sites. These traffic arrangements are short-term in nature and, as such, are subject to rapid change. No assurances can be given that we will be able to continue our arrangements with our affiliated webmasters or that these arrangements will continue to be profitable for us.

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

     The uninterrupted performance of our computer systems is critical to the operation of our web sites. Our computer systems for our Internet services are located in Southern California and, as such, are vulnerable to earthquakes, fire, floods, power loss, telecommunications failures and other similar catastrophes. In addition, we may have to restrict access to our web sites to solve problems caused by computer viruses, security breaches or other system failures. Our customers may become dissatisfied by any systems disruption or failure that interrupts our ability to provide our content. Repeated system failures could substantially reduce the attractiveness of our web sites and/or interfere with commercial transactions, negatively impacting their ability to generate revenues.

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

     Our insurance policies may not adequately compensate us for any losses that may occur due to any failures in our service providers' systems or interruptions in our Internet services.

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

     The change to a Republican administration in Washington D.C. could result in increased government regulation of our business. It is not possible for us to predict what new governmental regulations we may be subject to in the future.

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

     Our ability to accept credit cards as a form of payment for our products and services has been or could further be restricted or denied for a number of reasons, including but not limited to:

     * Visa Tier 1 capital ratio requirements for financial institutions have significantly reduced the total dollar sales volume of Visa activity any bank can process in any given month;

     * Visa Tier 1 capital ratio requirements for financial institutions have significantly restricted the level of adult-related Internet activity a particular bank may be allowed to process in any given month;

     * if we experience excessive chargebacks and/or credits;

     * if we experience excessive fraud ratios;

     * there is a breach of our security resulting in theft of credit card data;

     * there is a change in policy of the acquiring banks and/or card associations with respect to the processing of credit card charges for adult-related content;

     * continued tightening of credit card association chargeback regulations in international areas of commerce;

     * association requirements for new technologies that consumers are less likely to use;

     * an increasing number of European and U.S. banks will not take accounts with adult-related content

     In this regard we note that American Express has instituted a policy of not processing credit card charges for online adult-related content. To the extent other credit card processing companies were to implement a similar policy it could have a material adverse effect on our business operations and financial condition.

IF WE ARE NOT ABLE TO RETAIN OUR KEY EXECUTIVES IT WILL BE MORE DIFFICULT FOR US TO MANAGE OUR OPERATIONS AND OUR OPERATING PERFORMANCE COULD BE ADVERSELY AFFECTED.

     As a small company with approximately 180 employees, our success depends upon the contributions of our executive officers and our other key technical personnel. The loss of the services of any of our executive officers or other key personnel could have a significant adverse effect on our business and operating results. We cannot assure that New Frontier Media will be successful in attracting and retaining these personnel. It may also be more difficult for us to attract and recruit new personnel due to the adult nature of our business.

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

FUTURE SALES OF COMMON STOCK MAY CAUSE THE MARKET PRICE OF THE COMMON STOCK TO DROP.

     Future sales of shares of common stock by New Frontier Media and/or its stockholders could cause the market price of the common stock to drop. As of June 15, 2001, there were 8,534,982 restricted shares which are currently eligible for resale under Rule 144 of the Securities Act and 12,551,698 shares of common stock which are freely tradable. Sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could have a significant adverse effect on the market price of the common stock.

ITEM 2. PROPERTIES.

     COLORADO: New Frontier Media occupies one building in Boulder, Colorado comprising approximately 12,000 square feet which is 100% leased. This facility includes the Company's corporate headquarters and the operations of its Subscription/PPV TV segment, including its digital broadcast facility and call center operations. This facility is 100% utilized.

     The Company is currently building out an additional 18,000 leased square feet in Boulder, Colorado. This space will be used by the Company as its corporate headquarters as well as by the Subscription/PPV TV segment for its marketing, sales, creative, broadband and administrative operations. The Company anticipates moving into this space in September 2001 and expects that it will be 50% utilized at that time, allowing for future expansion. The current 12,000 leased square feet in Boulder will then be used for the digital broadcast facility, technology operations, and call center operations of the Subscription/PPV TV segment.

     CALIFORNIA: New Frontier Media leases two floors in one building in Sherman Oaks, California comprising approximately 18,000 square feet and 6,000 square feet. The 6,000 square feet is used by the Internet Group for its Internet Service Provider facility and is 100% utilized as it is currently configured. The Internet Group is currently building out this facility to provide for proper air conditioning, back up generators, and power supply units and to allow for additional rack space expansion. The Group anticipates that this build out will be completed in August 2001, and that the new space will be 35% utilized.

     The 18,000 square feet is used by the Internet Group for its administrative, creative, marketing, sales, billing and technology operations. This space is 66% utilized.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in two material legal proceedings.

     On January 25, 1999, a lawsuit was filed against the Company and two of its officers by J.P. Lipson ("Lipson Lawsuit") in the District Court in Boulder, Colorado (Case No. 99CV30) alleging breach of contract, tort, and securities law claims arising out of an October 5, 1998, letter of intent. The letter of intent contemplated that a formal definitive agreement would be prepared and executed, the definitive agreement would be subject to regulatory and shareholder approval, and the definitive agreement would require Mr. Lipson to make available to the Company a line of credit in exchange for securities convertible into a 70% equity interest in the Company. Within weeks of the signing of the letter of intent, a dispute arose between the Company and Mr. Lipson and no formal definitive agreement was ever entered into with him. In his action, Mr. Lipson sought, among other things, an order of the court requiring the Company to convey the equity interest claimed by Mr. Lipson, monetary damages of $10,000,000 pursuant to a liquidated damage clause contained in the letter of intent, and additional compensatory and punitive damages.

     The trial commenced on August 14, 2000. On September 1, 2000, a jury rendered a verdict partially in favor of Mr. Lipson. The court, on December 5, 2000, entered judgment awarding Mr. Lipson $10,000,000 in liquidated damages for breach of contract and $1,000,000 in punitive damages against the Company. The court rejected Mr. Lipson's claim for an equity interest in the Company. Additional damages were awarded against the two officers of the Company. On December 20, 2000, the court ordered that execution of the judgment be stayed upon the Company's posting a bond of $1,200,000. The Company timely posted the requisite bond and the stay remains in effect.

     On December 19, 2000, the Company filed its motion for judgment notwithstanding the verdict or for a new trial. On February 20, 2001, the trial court granted the Company's motion for judgment notwithstanding the verdict and reduced the actual damages against the Company from $10,000,000 to $1,000,000, thereby reducing Mr. Lipson's total award, exclusive of costs and interests, against the Company and the two officers to $2,500,000.

     On January 26, 2001, the Company filed its motion to vacate the judgment on the grounds that newly discovered evidence revealed that a key trial witness for Mr. Lipson had received, in the months leading up to and including the time of trial, approximately $139,000 from monies originating from Mr. Lipson. On March 19, 2001, the trial court ordered that an evidentiary hearing be held on January 21, 2002, with respect to the Company's motion to vacate the judgment.

     Mr. Lipson and the Company have filed cross-appeals from the judgment entered in the trial court. However, on or about May 18, 2001, the appellate court granted the Company's motion to remand the case to the trial court and to stay appellate proceedings pending the resolution of the Company's motion to vacate the judgment.

     On August 3, 1999, the Company filed a lawsuit in District Court for the city and county of Denver (Colorado Satellite Broadcasting, Inc., et al. vs. Pleasure Licensing LLC, et al., case no. 99CV4652) against Pleasure Licensing LLC and Pleasure Productions, Inc. (collectively "Pleasure") alleging breach of contract, breach of express warranties, breach of implied warranty of fitness for a particular purpose, and rescission, seeking the return of 700,000 shares of New Frontier Media stock and warrants for an additional 700,000 New Frontier Media shares which were issued to Pleasure in connection with a motion picture licensing agreement. Pleasure removed the District Court action to Federal District Court in Colorado and filed counterclaims related to the Company's refusal to permit Pleasure to trade the securities issued to Pleasure. Pleasure's counterclaims allege breach of contract, copyright and trademark infringement, and fraud.

     The Company contends that Pleasure, among other things, breached its license agreement with the Company by failing to deliver to the Company approximately 4,000 broadcast-quality pictures, as required by the agreement, and by failing to deliver to the Company three "new releases" a month. The Company intends to pursue vigorously its claims against Pleasure and to defend the counterclaims asserted against it.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

     QUARTER ENDED            HIGH          LOW                 QUARTER ENDED            HIGH          LOW
     -------------            ----          ---                 -------------            ----          ---
June 30, 1999...........     10.38          3.91           June 30, 2000...........     11.88          5.16

September 30, 1999......      9.00          5.00           September 30, 2000......      9.13          3.00

December 31, 1999.......      6.88          3.94           December 31, 2000.......      3.94          1.50

March 31, 2000..........     11.75          4.25           March 31, 2001..........      4.47          1.50

     As of June 15, 2001, there were approximately 150 holders of record of New Frontier Media's Common Stock.

     New Frontier Media has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. New Frontier Media intends to retain any earnings for use in New Frontier Media operations and to finance the expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA
                FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA(1)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FISCAL YEAR ENDED MARCH 31,
                                               ----------------------------------------------------------------
                                                 2001          2000          1999          1998          1997
                                               --------      --------      --------      --------      --------

Net Sales................................      $ 58,638      $ 45,351      $ 25,969      $ 10,019      $     --

Income (loss) from continuing
  operations.............................      $  3,324      $  1,086      $ (5,518)     $ (3,416)     $   (172)

Income (loss) from continuing operations
  per basic common share.................      $   0.16      $   0.06      $  (0.42)     $  (0.76)     $  (0.04)

Total assets.............................      $ 52,606      $ 36,288      $ 20,764      $ 23,123      $    992

Long term obligations....................      $  7,076      $  2,003      $  1,800      $    349      $     --

Redeemable preferred stock...............      $     --      $  4,073      $     --      $     --      $     --

Cash dividends...........................      $     --      $     --      $     --      $     --      $     --

(1) The selected consolidated financial data for 1997-2000 includes the effects of the acquisition of IGallery, ITN, and 90% of CTI on October 27, 1999, which was accounted for as a pooling-of-interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This annual report on Form 10-K includes forward-looking statements. These are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to compete effectively for quality content with our Subscription/PPV TV Group's primary competitor who has significantly greater resources than us; 2) our ability to compete effectively with our primary Internet competitors and to increase our membership revenues both domestically and internationally; 3) our ability to retain our key executives; 4) our ability to successfully manage our credit card chargeback and credit percentage in order to maintain our ability to accept credit cards as a form of payment for our products and services; 5) our ability to generate compelling website content for resale; and 6) our ability to attract market support for our stock.

The following table presents certain consolidated statement of operations information.

                             RESULTS OF OPERATIONS

                                                                             (IN MILLIONS)
                                                                          TWELVE MONTHS ENDED
                                                                                MARCH 31
                                                                  ------------------------------------
                                                                    2001          2000          1999
                                                                  --------      --------      --------
NET REVENUE
Subscription/Pay-Per-View TV
     Cable/DBS..............................................          14.5           6.3           0.3
     C-Band.................................................          10.0          10.5           9.1
Internet Group
     Net Membership.........................................          19.9          19.4          11.6
     Content/Sale of Traffic................................          13.2           7.0           2.2
     Internet Pay-Per-View..................................            --           0.5           2.4
     Other..................................................           0.9           1.5           0.3
Corporate Administration....................................           0.1           0.1            --
                                                                  --------      --------      --------
  TOTAL.....................................................          58.6          45.3          25.9
                                                                  --------      --------      --------
                                                                  --------      --------      --------
COST OF SALES
Subscription/Pay-Per-View TV................................          11.4          10.9           9.1
Internet Group..............................................          18.2          15.6           8.3
                                                                  --------      --------      --------
  TOTAL.....................................................          29.6          26.5          17.4
                                                                  --------      --------      --------
                                                                  --------      --------      --------
OPERATING INCOME (LOSS)
Subscription/Pay-Per-View TV................................           2.4          (2.0)         (6.5)
Internet Group..............................................           4.0           4.7           1.9
Corporate Administration....................................          (4.2)         (1.9)         (0.6)
                                                                  --------      --------      --------
  TOTAL.....................................................           2.2           0.8          (5.2)
                                                                  --------      --------      --------
                                                                  --------      --------      --------

The above table for 2000 is based on the assumption that the companies were combined for the full year, and 1999 has been restated to give effect to the combination.

                                    OVERVIEW
NET REVENUE

     Net revenue for the Company was $58.6 million, $45.3 million and $25.9 million for the years ended March 31, 2001, 2000, and 1999, respectively, representing increases of 29% from 2000 to 2001 and 75% from 1999 to 2000. The increases in net revenue are a result of increases in net revenue for both the Subscription/PPV TV and Internet Groups. Revenue from the Subscription/PPV TV Group was $24.5 million, $16.8 million and $9.4 million for the years ended March 31, 2001, 2000, and 1999, respectively, representing increases of 46% from 2000 to 2001 and 79% from 1999 to 2000. Revenue from the Internet Group was $34 million, $28.4 million and $16.5 million for the years ended March 31, 2001, 2000, and 1999, respectively, representing increases of 20% from 2000 to 2001 and 72% from 1999 to 2000.

OPERATING INCOME (LOSS)

     Operating income for the Company was $2.2 million and $0.8 million for the years ended March 31, 2001 and 2000, respectively, and an operating loss of $5.2 million for the year ended March 31,

1999. The improvement in operating income from year to year is due to an increase in operating income for the Subscription/PPV TV and Internet Groups. Operating income for the Subscription/ PPV TV Group was $2.4 million for the year ended March 31, 2001. Operating losses for the Subscription/PPV TV Group for the years ended March 31, 2000 and 1999 were $2.0 million and $6.5 million, respectively. Operating income for the Internet Group was $4.0 million, $4.7 million and $1.9 million for the years ended March 31, 2001, 2000, and 1999, respectively.

SUBSCRIPTION/PAY-PER-VIEW TV GROUP

The following table outlines the current distribution environment and addressable households for each network:

                                              ESTIMATED ADDRESSABLE HOUSEHOLDS
                                              ---------------------------------
                                                       (IN THOUSANDS)
                                                AS OF       AS OF       AS OF
                                              MARCH 31,   MARCH 31,   MARCH 31,
  NETWORK          DISTRIBUTION METHOD          2001        2000        1999
  -------          -------------------        ---------   ---------   ---------
Pleasure     Cable/DBS                         17,500       4,600         n/a
TeN          Cable/DBS                          5,800       5,300       2,500
ETC          Cable/DBS                          2,400         n/a         n/a
Extasy       C-band/Cable/DBS                   3,200       2,600       1,800
True Blue    C-band                             1,100       2,000       1,800
X-Cubed (1)  C-band                             1,100       1,500       1,800
TOTAL ADDRESSABLE SUBSCRIBERS                  31,100      16,000       7,900

Note: "n/a" indicates that network was not launched at that time

(1) This network was GonzoX. The network was renamed X-Cubed in May 2001

(2) Extasy, True Blue and X-Cubed addressable household numbers include 1.8 million, 1.5 million and 1.1 million C-Band addressable households for the years ended March 31, 1999, 2000 and 2001, respectively.

NET REVENUE

     Total net revenue for the Subscription/PPV TV Group was $24.5 million, $16.8 million, and $9.4 million for the years ended March 31, 2001, 2000 and 1999, respectively, representing increases of 46% from 2000 to 2001 and 79% from 1999 to 2000. Of total net revenue, C-Band net revenue was $10 million, $10.5 million, and $9.1 million for the years ended March 31, 2001, 2000, and 1999, respectively, representing a 5% decrease from 2000 to 2001 and an increase of 15% from 1999 to 2000. Revenue from the Group's Cable/DBS services was $14.5 million, $6.3 million and $.3 million for the years ended March 31, 2001, 2000 and 1999, respectively, representing an increase of 130% from 2000 to 2001 and 2000% from 1999 to 2000. Revenue from the Group's Cable/DBS services is responsible for approximately 59%, 37% and 3% of the Group's total net revenue for the years ended March 31, 2001, 2000 and 1999, respectively.

     The decrease in C-Band revenue from 2000 to 2001 is due to the declining C-Band market as the consumer's trend towards converting C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems has continued. The total C-Band market declined 27% from 2000 to 2001 and 25% from 1999 to 2000.

     Total C-Band subscriptions to the Group's networks (Extasy, True Blue and X-Cubed) declined 20% from 166,546 as of March 31, 2000 to 138,448 as of March 31, 2001, resulting in a corresponding decrease in revenue for this period.

     The increase in C-Band revenue from 1999 to 2000 was primarily due to an increase in the number of total subscriptions to the Group's C-Band networks. Total C-Band subscriptions to the Group's networks increased 11% from 1999 to 2000.

     The Group acquired the C-Band subscriber base of Emerald Media, Inc. ("EMI") in April 2001. EMI was formerly the Group's largest competitor in the adult C-Band market, operating two competing networks. The Subscription/PPV TV Group acquired approximately 27,000 unique subscribers to its three C-Band networks, and EMI's two networks were subsequently shut down.

     Increases in the Subscription/PPV TV Group's Cable/DBS revenues year to year are a result of several factors: 1) an increase in distribution of TeN; 2) the launch of Pleasure in June 1999 and ETC in July 2000; 3) adding TeN as a PPV service on DISH in addition to its availability on a monthly and yearly subscription basis; and 4) the successful launch of Extasy in the Cable and DBS markets.

     As of March 31, 2001, TeN was available to 5.8 million addressable Cable and DBS households, up from 5.3 million as of March 31, 2000 and 2.5 million as of March 31, 1999. This represents increases of 9% and 112%, respectively, as a result of both the launch of new Cable and DBS systems and on-line growth of existing affiliates. TeN experienced a disaffiliation of 500,000 Express Vu DBS households during the year ended March 31, 2001.

     In addition, TeN is available on a monthly and annual subscription basis to DBS households via DISH. TeN had approximately 58,000, 76,000 and 40,000 monthly DISH subscribers as of March 31, 2001, 2000 and 1999, respectively. The increase in monthly DISH subscribers between 1999 and 2000 was due to the fact that during much of this period TeN was offered by DISH as a subscription service only.

     TeN launched on DISH in September 1998 and was initially available to DISH households on a monthly and annual subscription basis. In September 1999, TeN was made available to DISH households on both a subscription and PPV basis. In addition, the price of a monthly subscription was increased $5.00 to $19.99. At the time, these two changes resulted in a 50% increase in monthly revenues for TeN. Adding TeN as a PPV service on the DISH platform has also resulted in a 24% decrease in monthly DISH subscribers from March 31, 2000 to March 31, 2001.

     TeN is offered by Cable MSOs/DBS providers on a PPV basis with retail rates ranging from $5.95 to $8.99 per block. A block of programming, depending upon the MSO/DBS provider, can range from 90 minutes to 6 hours. TeN's monthly buy rates, which depend upon customer demographics and the number of total adult networks provided by the multi-channel distributor, average 7%-15% per month.

     Pleasure was launched on June 1, 1999, and has grown to a total of 17.5 million addressable households as of March 31, 2001, up from 4.6 million as of March 31, 2000, an increase of 280%. The Subscription/PPV TV Group signed a corporate carriage agreement with Time Warner Cable in January 2000 for distribution of Pleasure on all of its digital systems. As of March 31, 2001, the Group had added 2.4 million Time Warner analog and digital households, including 255,000 video-on-demand ("VOD") households.

     In August 2000, the Group signed a contract with Hughes Electronic Corporation's DirecTV ("DirecTV") for carriage of a daily six-hour feed of Pleasure branded as "Pleasure Island". Pleasure Island airs each night on DirecTV from 10:00 p.m. to 4:00 a.m. ET and is sold as two, three-hour blocks of programming.

     In December 2000, the Subscription/PPV TV Group announced a corporate carriage agreement with Comcast Corporation ("Comcast") for distribution of Pleasure on all of its digital systems. As of March 31, 2001, the Group had added 965,000 digital Comcast households.

     Pleasure is offered by cable MSO's/DBS providers on a PPV basis with retail rates ranging from $4.95 to $7.95 per block. Pleasure's buy rates, which depend upon customer demographics and the number of total adult networks provided by the multi-channel distributor, average approximately 3-10% per month.

     The Subscription/PPV TV Group began to market Extasy on a limited basis to Cable MSOs and DBS providers during the fiscal year ended March 31, 2000. In January 2000, DISH launched Extasy on its satellite at 110 degrees and made it available to its DISH 500 customers. DISH markets Extasy as both a subscription and PPV service, as well as offering a monthly combination subscription to both Extasy and TeN. Extasy experienced a disaffiliation of 500,000 Express Vu DBS households in March 2001.

     Extasy was available to approximately 2.1 million, 1.1 million and 0 Cable/DBS addressable households as of March 31, 2001, 2000, and 1999, respectively. In addition, Extasy had 24,000 and 4,000 monthly DISH subscribers at a retail rate of $24.99 as of March 31, 2001 and 2000, respectively, plus 9,300 and 1,300 monthly DISH subscribers to the Extasy/TeN combination package as of March 31, 2001 and 2000, respectively, at a retail rate of $34.99.

     Extasy is offered by Cable MSOs/DBS providers on a PPV basis with retail prices ranging from $7.95 to $9.99 per block. Extasy's buy rates, which depend upon customer demographics and the number of total adult networks provided by the multi-channel distributor, average approximately 7-20% per month.

     The Subscription/PPV TV Group has seen modest revenue gains during the fiscal year ended March 31, 2001 from the launch of ETC, the launch of its TeN.com broadband website, and its Pleasure VOD service on Time Warner Cable systems. Together these three products accounted for 7% of total Cable/DBS revenue for the year ended March 31, 2001. ETC has grown from 1.2 million addressable households in July 2000 to 2.4 million addressable households as of March 31, 2001. Time Warner VOD addressable households total 255,000 as of March 31, 2001.

COST OF SALES

     Cost of sales for the Subscription/PPV TV Group was $11.4 million, $10.9 million and $9.1 million for the years ended March 31, 2001, 2000 and 1999, respectively, representing increases of 5% from 2000 to 2001 and 20% from 1999 to 2000. Cost of sales as a percentage of revenue was 47%, 65% and 97% for the years ended March 31, 2001, 2000 and 1999, respectively. Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, amortization of content licenses, TeN.com internet costs, and call center operations.

     The 20% increase in cost of sales from 1999 to 2000 is primarily due to the following: a) an increase in the amortization of content licenses due to the acquisition of the Metro library and the purchase of additional content licenses necessary to program Pleasure, TeN, and Extasy; b) an increase in costs associated with the creation and expansion of the broadcast playout facility in Boulder, Colorado; and c) an increase in programming acquisition costs for screening, QC'ing and editing of the Group's content.

OPERATING INCOME (LOSS)

     Operating income (loss) for the Subscription/PPV TV Group was operating income of $2.4 million, operating loss of $2 million and operating loss of $6.5 million for the years ended March 31, 2001, 2000, and 1999, respectively. The increase in operating income (decreases in operating losses) were attributable to the 45% and 79% increase in revenue from 2000 to 2001 and 1999 to 2000, respectively. In addition, the Group's gross margin percentage increased from 3% as of the period ended March 31, 1999 to 53% as of the period ended March 31, 2001, due to both the Group's revenue growth and to the fixed nature of its cost of sales components.

     Total operating expenses increased 33% from 2000 to 2001 and 14% from 1999 to 2000. Operating expenses as a percentage of revenue were 43%, 48% and 74% as of March 31, 2001, 2000, and 1999, respectively. The increase in total operating expenses during the periods presented is due to 1) an increase in payroll and employee benefit costs associated with hiring the necessary sales, marketing and creative personnel required to support the Group; 2) increased commission expenses paid to the Group's sales department as additional addressable households have been added; 3) additional trade show and travel/entertainment expenses necessary to market the Group's networks; 4) an increase in advertising costs; 5) an increase in consulting costs related to the outside advertising firm hired to assist in the branding and imaging of the Group's networks; and 6) an increase in depreciation expense.

INTERNET GROUP

     During the twelve months ended March 31, 2001, the Company completed the integration of its Internet Service Provider and Payment Service Provider Groups with its Internet Content Provider Group. The new entity is now called the Internet Group for purposes of this Management, Discussion & Analysis.

NET REVENUE

     Total net revenue for the Internet Group was $34 million, $28.4 million, and $16.5 million for the twelve months ended March 31, 2001, 2000 and 1999, respectively, representing increases of 19.7% from 2000 to 2001, and 72% from 1999 to 2000.

     Gross membership revenue was $22.6 million, $23.0 million, and $15.9 million for the twelve months ended March 31, 2001, 2000, and 1999, respectively, representing a 2% decrease from 2000 to 2001, and a 45% increase from 1999 to 2000. Growth in gross membership revenue for the twelve months ended March 31, 2001 was slowed due to the implementation of more stringent fraud controls, including the reduction of sign-ups from international credit card users due to a lack of effective verification procedures.

     Management reclassified its credit card chargebacks and credits from its cost of sales to net against its membership revenue during the third quarter of 2001, in order to comply with the guidance provided by the SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. All comparative information provided reflects this reclassification.

     Credits and chargebacks were $2.7 million, $3.6 million, and $4.3 million for the twelve months ended March 31, 2001, 2000 and 1999, respectively, representing decreases of 25% from 2000 to 2001, and 16% from 1999 to 2000. Credit card chargebacks and credits as a percentage of gross membership revenue were 12%, 16% and 27% for the years ended March 31, 2001, 2000, and 1999. The decreases are due to the implementation of tighter fraud controls by management in response to credit card companies' (Visa and Mastercard) efforts to target chargeback activities of certain industries, including Direct Marketing, Travel Agencies, Outbound Telemarketing Merchants and Videotext (Internet) Merchants. The effect of this effort by Visa and Mastercard has been the elimination of warning periods by these organizations (i.e., fees are assessed without any warning periods) and increased review fees and chargebacks fees when chargebacks exceed the chargeback parameters.

     The Group began accepting international credit cards for new memberships during the year ended March 31, 1999. The acceptance of international credit cards became a major contributor to the Group's chargebacks and credits. The fraud control programs implemented by the Group during the last quarter of the year ended March 31, 2000, resulted in reducing international credit card revenue to 9% of gross membership revenue for the twelve months ended March 31, 2001, compared to 27% and 13% for the twelve months ended March 31, 2000 and 1999, respectively. The international revenue earned during the twelve months ended March 31, 2001, is primarily from renewal memberships.

     Group owned web sites totaled more than 40 at March 31, 2001, 27 as of March 31, 2000, and 13 as of March 31, 1999. These web sites hosted a daily average of 2.5 million visitors, 2.0 million visitors, and .7 million visitors as of March 31, 2001, 2000, and 1999, respectively, an increase of 25% from 2000 to 2001, and an increase of 185% from 1999 to 2000. While the daily average visits to the Group's web sites have increased, the rate at which this traffic is converted into new memberships

("conversion rate") has decreased due to management's emphasis on fraud control programs to reduce the level of chargebacks and credits.

     The standard one-month membership prices to the Group's web sites ranged from $20 to $30 for all three periods. Marketing programs offering three-day trial memberships at prices varying from $2.00 to $3.00 were introduced during the year ended March 31, 2000, which resulted in an average membership price of $15.00 during the last two quarters of the year ended March 31, 2000. An additional marketing program offering free 5-day trials was implemented during the fourth quarter of the year ended March 31, 2001, which resulted in an average membership price of $10 to $12 during the last quarter of the year ended March 31, 2001.

     Combined revenue from content sales and the sale of traffic was $13.2 million, $7.0 million and $2.2 million for the twelve months ended March 31, 2001, 2000, and 1999, respectively, an 89% increase from 2000 to 2001, and a 218% increase from 1999 to 2000.

     Revenue is earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to other affiliate marketing programs. Due to the increase in traffic to the Internet Group's web sites during the fiscal years reported, it has been able to increase exit traffic sales to other affiliate marketing programs at similar rates paid by the Internet Group for its purchased traffic (i.e., $30 - $45 per active member). Revenue from the sale of domestic traffic was $5.6 million, $3.3 million and $.4 million for the twelve months ended March 31, 2001, 2000, and 1999, respectively, a 70% increase from 2000 to 2001, and a 725% increase from 1999 to 2000. The Internet Group began to sell its international traffic during the fiscal year ended March 31, 2000 to offset its decision to curtail the acceptance of international credit cards for its membership web sites. Revenue from the sale of international traffic was $3.8 million and $.4 million for the twelve months ended March 31, 2001 and 2000, respectively, an increase of 850% from 2000 to 2001.

     Revenue from the sale of content was $3.8 million, $3.3 million, and $1.8 million for the twelve months ended March 31, 2001, 2000, and 1999, respectively, a 15% increase from 2000 to 2001 and an 83% increase from 1999 to 2000. The emphasis by the Internet Group on creating quality content contributed to the increase in sales to webmasters, although competition has caused the average content price to decrease. The average price collected for each product was $429 at March 31, 2001, $500 at March 31, 2000, and $1,000 at March 31,
1999. Content was sold to 303 webmasters at March 31, 2001, 280 webmasters at March 31, 2000, and 90 webmasters at March 31, 1999. Management expects that increased price competition may further reduce the average price for content and will cause a slower growth in revenue from content sales in future periods. Management continues to offer additional, high-quality content through new web sites to offset this risk.

     Revenue from the Internet Group's Pay-Per-View service was $0, $0.5 million, and $2.4 million for the years ended March 31, 2001, 2000, and 1999, respectively. This decrease in revenue was expected as the Internet Pay-Per-View subscribers switched to the Internet Group's membership products.

     The Internet Group's other revenue was earned from the sale of its Internet Service Provider (ISP) services such as hosting, co-location, and bandwidth management to non-affiliated companies. The Group's other revenue was $0.9 million, $1.5 million, and $.3 million for the twelve months ended March 31, 2001, 2000, and 1999, respectively, a decrease of 40% from 2000 to 2001, and an increase of 400% from 1999 to 2000. This decrease in other revenue from 2000 to 2001 was due to the Internet Group's major non-affiliated customer changing service providers during the year. The Group does not anticipate revenue growth in this area as it continues to focus its ISP on its internal needs.

SUBSEQUENT EVENT

     Subsequent to year-end, the Internet Group entered into an affiliated marketing contract with a leading search engine that provides its services to large web portals. This contract is currently in a testing and development phase. The revenue potential from this contract cannot be quantified at this time and the Company can give no assurances as to the success of this contract.

COST OF SALES

     Cost of sales for the Internet Group was $18.2 million, $15.6 million, and $8.3 million for the twelve months ended March 31, 2001, 2000, and 1999, respectively, an increase of 17% from 2000 to 2001, and an increase of 88% from 1999 to 2000. Cost of sales consists of variable expenses associated with credit card fees, merchant banking fees, bandwidth, traffic acquisition costs, and web site content costs. Cost of sales as a percentage of revenue was 54%, 55%, and 50% for the years ended March 31, 2001, 2000, and 1999, respectively.

     Approximately 70% of the traffic to the Internet Group's web sites is acquired through affiliate programs that it markets to webmasters. These programs compensate webmasters for traffic referrals to the Internet Group's web sites. A webmaster will be paid a fee of $40 - 45 per referral resulting in a membership to one of the Internet Group's web sites. Any traffic referred that does not result in a membership to the Internet Group's web sites will be sold by the Internet Group to other webmasters via affiliate programs to which it belongs, resulting in revenue from traffic sales.

     The Internet Group's traffic acquisition costs were $10.1 million, $7.4 million and $3.4 million for the twelve months ended March 31, 2001, 2000 and 1999, respectively, representing increases of 36% from 2000 to 2001, and 118% from 1999 to 2000. The Internet Group's traffic acquisition costs as a percentage of net revenue were 30%, 26%, and 21%, for the twelve months ended March 31, 2001, 2000, and 1999, respectively. Management has implemented a new affiliate program subsequent to March 31, 2001 which it hopes will significantly reduce its traffic acquisition costs. The reduction in traffic acquisition costs may also result in the reduction of revenue, but increase operating income; however, it is too early in the program to determine the effect of this change.

     The Group has purchased $1.6 million, $2.8 million and $0.2 million of new domain names during the twelve months ended March 31, 2001, 2000 and 1999, respectively. The purchase price for these domain names is capitalized and amortized over a three to five year period of time. Amortization of the domain names, which is included in cost of sales, was $.9 million and $.2 million for the twelve months ended March 31, 2001 and 2000, respectively.

     Merchant banking fees were $2.0 million, $3.3 million, $2.0 million for the twelve months ended March 31, 2001, 2000, and 1999, respectively, a decrease of 39% from 2000 to 2001, and an increase of 65% from 1999 to 2000. Merchant banking fees were 9%, 14% and 13% of gross membership revenue for the twelve months ended March 31, 2001, 2000 and 1999, respectively. The decrease for the twelve months ended March 31, 2001 is due to lower negotiated check debit fees and the transfer of the Internet Group's credit card processing to companies with lower merchant fees.

OPERATING INCOME

     Operating Income for the Internet Group was $4.0 million, $4.7 million, and $1.9 million for the years ended March 31, 2001, 2000, and 1999, respectively, representing a 15% decrease from 2000 to 2001 and a 147% increase from 1999 to 2000. The decline in operating income from 2000 to 2001 was primarily due to an increase in operating expenses.

     Operating expenses were $11.8 million, $8.0 million, and $6.3 million for the twelve months ended March 31, 2001, 2000, and 1999, respectively, a 48% increase from 2000 to 2001, and a 27% increase from 1999 to 2000. Operating expenses were 35%, 28%, and 38% of net revenue for the fiscal years ended March 31, 2001, 2000, and 1999, respectively.

     The increase in operating expenses for the twelve months ended March 31, 2001, was attributable to increases in personnel costs, advertising and promotion costs, and the establishment of a reserve for bad debts.

     Personnel costs were $6.4 million, $4.5 million, and $2.6 million for the twelve months ended March 31, 2001, 2000, and 1999, respectively, an increase of 42% from 2000 to 2001 and an increase of 73% from 1999 to 2000. The increases in personnel costs were the result of adding new positions to support the Internet Group's infrastructure, as well as to the increase in wages of certain positions necessary to remain competitive in the environment in which the Internet Group is operating. The Internet Group restructured its organization during the third quarter of 2001, resulting in the elimination of certain positions supporting its ISP and billing departments. The Internet Group expects to experience a decline in its personnel costs in future periods.

     Advertising and promotion costs were $1.5 million, $1.2 million and $1.7 million for the twelve months ended March 31, 2001, 2000, and 1999, respectively, an increase of 25% from 2000 to 2001 and a decrease of 30% from 1999 to 2000. The increase from 2000 to 2001 was due primarily to the increase in commissions paid on content and traffic sales, and increased trade show costs. Bad debt expense was $1.0 million for the twelve months ended March 31, 2001. Operating expenses during the year ended March 31, 2000 included $.4 million of non-recurring costs associated with the sale of the Internet Group to New Frontier Media.

CORPORATE ADMINISTRATION

     The Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation cost, officers' salaries, and printing costs associated with the Company's public filings.

     The operating loss for this segment was $4.2 million, $1.9 million and $.6 million as of March 31, 2001, 2000, and 1999, respectively, representing increases of 121% from 2000 to 2001 and 217% from 1999 to 2000.

     The 217% increase in operating loss for this segment from 1999 to 2000 was primarily related to a 200% increase in legal fees, an increase in consulting costs related to investor and public relations activity, and an increase in printing costs related to the Company's public filings.

     The 121% increase in operating loss for this segment from 2000 to 2001 relates to 1) an increase in legal costs associated with the Company's defense in the Lipson Lawsuit; 2) an increase in consulting costs related to the hiring of an investment banking advisor, the use of outside investor/ public relations consultants, and the development of a new public imaging campaign, logo and corporate website; 3) an increase in payroll related to the addition of an in-house investor relations person and the allocation of officers' salaries to this segment; and 4) amortization expense related to debt offering costs.

OTHER INCOME (EXPENSE)

     Other income (expense) for the year ended March 31, 2001, includes two nonrecurring items: 1) a $2 million reserve for the jury verdict issued in the Lipson Lawsuit, and 2) a $507,500 loss for the write down of Metro Global Media, Inc. ("Metro") stock.

     As previously disclosed, the Company was a defendant in the Lipson Lawsuit filed on January 25, 1999 in which J.P. Lipson sought to enforce an alleged agreement by the Company to convey to Mr. Lipson a 70% equity interest in the Company. The lawsuit went to trial on August 14, 2000. On September 1, 2000, the jury entered a verdict awarding damages to the plaintiff on his damage claim. On December 5, 2000, the Court entered judgment awarding Mr. Lipson $10 million against the Company for breach of contract and $1 million in punitive damages. On December 20, 2000, the Court ordered that execution of the judgment be stayed upon the Company's posting a bond of $1.2 million. The Company posted this bond with the District Court in the form of a letter of credit provided by a third party.

     The Company filed a motion for judgment notwithstanding the verdict, a motion for a new trial, and a motion for vacating the judgment. On February 20, 2001, the Boulder District Court entered an order granting the Company's motion to reduce the actual damages against the Company from $10 million to $1 million, thereby reducing Mr. Lipson's total award, exclusive of interest, against the Company and two officers to $2.5 million.

     On March 19, 2001, the Boulder District Court granted the Company's request for an evidentiary hearing to determine whether the major witness for Mr. Lipson was paid substantial monies in connection with the witness' testimony at the August 2000 trial. The evidentiary hearing has been set for January 21, 2002.

     Notwithstanding that the Company intends to appeal any judgment which may ultimately be entered against it, the Company has established a $2.5 million reserve on its books as a result of the jury verdict.

     In July 1999, the Company entered into an agreement with Metro in which it received 250,000 shares of Metro common stock. The market value of this stock on the date of the transaction was $2.47 per share. Subsequent to this agreement the stock was delisted from the NASDAQ, is now thinly traded on the over-the-counter market, and its value as of September 30, 2000 had declined to $0.47 per share. Due to the permanent impairment in the value of this stock, the Company wrote the stock down to $117,500 on its books during its second quarter of fiscal year 2001 and took a write off against income of $507,500.

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

     As of March 31, 2001 and 2000, the Company estimated that it had $7.5 million and $9.2 million, respectively, in net operating loss carryfowards. Based on the recent history of operating profits and the expected profitability of the Company in future periods, the Company provided a valuation allowance of $0 and $3.4 million for the years ended March 31, 2001 and 2000, respectively, of its net deferred assets, while recognizing the benefit of $4.1 million and $.8 million for each respective year.

     The Company concluded that it is "more likely than not" that the full benefit of its deferred tax assets will be realized in future years.

     The Company expects to realize its deferred tax assets through the generation of future taxable income. The amount of future income required based on currently enacted tax rates applied to the deferred tax asset amount as of March 31, 2001, is approximately $19.2 million. Due to the fact that the Company has recorded several years of operating profitability the Company has concluded that a valuation allowance is not necessary for its net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by/(used in) operating activities was $1.8 million, ($0.8 million) and $0.2 million for the years ended March 31, 2001, 2000 and 1999, respectively. The increase in cash provided by operating activities from 2000 to 2001 was primarily associated with an increase in net income from $1 million to $3.3 million, a $2.5 million increase in the litigation reserve for the Lipson Lawsuit, and an increase in depreciation and amortization expense from $4.2 million to $6.2 million. Cash provided by operating activities was offset by an increase in prepaid distribution rights related to the licensing of content for the Company's distribution channels, an increase in the Company's accounts receivables primarily related to the Subscription/PPV TV Group and an increase in the Company's deferred tax asset.

     The decrease in cash provided by operating activities from 1999 to 2000 was primarily associated with an increase in prepaid distribution rights of $2.6 million, a decrease in accounts payable of $1.4 million, an increase in accounts receivable of $2 million, and an increase in the Company's net deferred tax asset of $.7 million. This use of cash was offset by net income of $1.0 million, depreciation and amortization of $4.2 million, and an increase in accrued liabilities of $1.2 million.

     Cash used in investing activities for the year ended March 31, 2001 was $4.5 million. This use of cash was primarily related to the purchase of domain names for the Internet Group in the amount of $1.6 million, equipment purchased for the broadcast and Internet service provider facilities and leasehold improvements and furniture for the Internet Group's new facility. Cash used in investing activities was $4.6 million for the year ended March 31, 2000. This use of cash was primarily for capital expenditures comprised of broadcast equipment, editing equipment, receiver/decoder equipment, computer equipment, and domain name purchases. Cash used in investing activities for the year ended March 31, 1999 was $1.0 million and was primarily comprised of capital expenditures related to broadcast equipment, editing equipment, and computer equipment.

     Cash provided by financing activities was $4.8 million for the year ended March 31, 2001, and was primarily attributable to the contribution of $1.3 million made by the senior management group as part of the agreement reached by NASDAQ to maintain the Company's listing and an increase in notes payable of $6 million. This cash provided from financing activities was offset by $0.7 million used to payoff monies owed to the previous shareholders of the Internet Group, $1.3 million in capital lease payments and $0.9 million paid to related-parties.

     Cash provided by financing activities was $8.7 million for the year ended March 31, 2000. Cash provided by financing activities for the year ended March 31, 2000 was attributable to the issuance of $6.0 million of convertible redeemable preferred stock and $3.9 million raised from the exercise of 600,000 of the Company's 1.5 million publicly traded warrants. Cash provided by financing activities for the year ended March 31, 1999 was $2.9 million and was primarily attributable to a private placement by New Frontier Media which raised $5.2 million. This cash provided by financing activities was partially offset by a $2.2 million distribution to the previous shareholders of the Internet Group prior to its acquisition by New Frontier Media.

     During the first and second quarters of fiscal 2002 the Company will be completing the expansion of its Internet service provider facility at a cost of $1.2 million and will be building out its new Boulder headquarters at an estimated cost of $1.2 million. The Company expects these capital expenditures to be funded by cash flows from operations and lease financing.

     The Company will continue to pursue its strategy to purchase additional vanity domain names based on its available cash balances. The Company estimates a return of capital on these purchases within 18 - 24 months.

     The Company's balance sheet as of March 31, 2001 shows $6.0 million in notes payable outstanding. The notes bear interest at 12 - 15% per annum and the principal is due in 2002 and 2003. The Company expects to pay the interest due in common stock where possible and out of cash flow from operations in all other instances. The Company repaid $2 million of principal on this debt in May 2001. The Company expects to repay the remaining principal amounts due in 2002 and 2003 out of cash flows from operations or through a refinancing of the notes at the time of maturity.

     The Company is seeking to raise up to $20 million of senior and subordinated debt during fiscal 2002 in order to fund its expansion and to assist with consolidation opportunities in the Internet market. There can be no assurances provided that the Company will be successful in its ability to complete this financing.

     New Frontier Media believes that existing cash and cash generated from operations will be sufficient to satisfy its operating requirements and the $2.5 million judgment entered against it in the Lipson lawsuit (see Item 3 - Legal Proceedings). The Company has booked a $2.5 million reserve for this judgment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

INTEREST RATE SENSITIVITY. As of June 15, 2001, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

FOREIGN CURRENCY EXCHANGE RISK. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of New Frontier Media, Inc. and its subsidiaries, including the notes thereto and the report of independent accountants therein, commence at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) By letter dated December 22, 2000, New Frontier Media, Inc. (the "Company") terminated Spicer, Jeffries & Co. as independent certified accountants for the Company. The decision to change accountants was recommended by the Company's Board of Directors.

     The Company's former independent accountants', Spicer, Jeffries & Co. ("Spicer, Jeffries"), annual report covering the two fiscal years ended March 31, 2000 and 1999 did not include an adverse opinion or disclaimer of opinion, and was not qualified as to the audit scope or accounting principles. The opinions, however, did include an emphasis of a matter relating to uncertainty as to the litigation disclosed.

     In connection with the audits of the two most recent fiscal years and during any subsequent interm periods preceding the termination of Spicer, Jeffries, there did not develop any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure between such former independent certified accountants and management of the Company or other reportable events which have not been resolved to the Company's former independent certified accountants' satisfaction. Spicer, Jeffries had been the Company's independent certified accountants since approximately June, 1991.

     (b) As of December 22, 2000, the Company engaged Singer, Lewak, Greenbaum & Goldstein, LLP as the Company's independent auditors to replace Spicer, Jeffries.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     New Frontier Media will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended March 31, 2001. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this form.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

1) Financial Statements

   The financial statements listed in the Table of Contents to Consolidated Financial Statements are filed as part of this report.

2) Financial Statement Schedules

   All schedules have been included in the Consolidated Financial Statements or Notes thereto.

3) Exhibits

    EXHIBITS
     NUMBER                            DESCRIPTION
    --------                           -----------
      3.01     --Articles of Incorporation of Company, with Amendment*
      3.02     --First Amended Bylaws of Company*
      4.01     --Form of Common Stock Certificate*
     10.01     -- Asset Purchase Agreement Among the Company, CSB, Fifth
               Dimension Communications (Barbados) Inc., and Merlin Sierra,
                 Inc.*
     10.02     --Asset Purchase Agreement Among the Company, CSB, and
               1043133 Ontario Inc.*
     10.03     --Asset Purchase Agreement Among the Company, CSB, and
               1248663 Ontario Inc.*
     10.08     -- Employment Agreement, dated December 22, 1998, by and
               between the Company and Mark Kreloff.****
     10.09     -- Employment Agreement, dated December 22, 1998, by and
               between the Company and Michael Weiner.****
     10.10     -- Office Lease Agreement, dated August 12, 1998, for
               premises at 5435 Airport Boulevard, Boulder CO.***
     10.11     --Content License Agreement with Pleasure Productions LLC***
     10.12     -- Stock Purchase Agreement by and between Edward J. Bonn,
               Bradley A. Weber, and Jerry D. Howard and the Company, dated
                 August 19, 1999******
     10.13     -- Employment Agreement, dated October 27, 1999, by and
               between Interactive Gallery, Inc. and Gregory Dumas*******
     10.14     -- Employment Agreement, dated October 27, 1999, by and
               between Interactive Gallery, Inc. and Scott Schalin*******
     10.15     -- Employment Agreement, dated October 27, 1999, by and
               between Interactive Telecom Network, Inc. and Jerry
                 Howard*******
     10.16     -- Employment Agreement, dated October 27, 1999, by and
               between Interactive Telecom Network, Inc. and Brad
                 Weber*******
     10.17     -- Employment Agreement, dated October 27, 1999, by and
               between Interactive Telecom Network, Inc. and Edward
                 Bonn*******
     10.18     -- Employment Agreement, dated August 1, 1999, by and
               between the Company and Karyn Miller*******
     10.19     -- Employment Agreement, dated February 22, 1999, by and
               between Colorado Satellite Broadcasting, Inc. and Ken
                 Boenish*******
     10.20     -- Employment Agreement, dated December 31, 1998, by and
               between the Company and Tom Nyiri*******
     10.21     --Promissory Note between Interactive Gallery, Inc. and Net
               Play Media, Inc.*******
     10.22     -- Amendment to Employment Agreement, dated December 22,
               2000, by and between the Company and Mark Kreloff********
     10.23     -- Amendment to Employment Agreement dated December 22,
               2000, by and between the Company and Michael Weiner********
     21.01     --Subsidiaries of the Company*******

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

      *** Incorporated by reference to the Company's Annual Report on Form
          10-KSB for the year ended March 31, 1999.

     **** Incorporated by reference to the Company's Registration Statement No.
          333-75733 on Form S-3 filed on April 6, 1999.

   ***** Incorporated by reference to the Company's Registration Statement on Form S-3 filed November 12, 1999 (File No. 333-35337).

  ****** Incorporated by reference to the Company's Proxy Statement Form 14A filed on October 13, 1999.

 ******* Incorporated by reference to the Company's Annual Reports on Form
         10-KSB for the year ended March 31, 2000.

******** Filed with this Form 10-K.

REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, New Frontier Media has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          NEW FRONTIER MEDIA, INC.
                                          -----------------------------------
                                          Mark H. Kreloff
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of New Frontier Media in the capacities and on the dates indicated.

                   NAME AND CAPACITY                          DATE
                   -----------------                          ----
/s/ MARK H. KRELOFF                                       June 29, 2001
 .......................................................
Name: Mark H. Kreloff
Title: Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL WEINER                                        June 29, 2001
 .......................................................
Name: Michael Weiner
Title: Director, Executive Vice President,
Secretary, Treasurer

/s/ KARYN MILLER                                          June 29, 2001
 .......................................................
Name: Karyn Miller
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ EDWARD BONN                                           June 29, 2001
 .......................................................
Name: Edward Bonn
Title: Director

/s/ KOUNG Y. WONG                                         June 29, 2001
 .......................................................
Name: Koung Y. Wong
Title: Director

/s/ ALAN ISAACMAN                                         June 29, 2001
 .......................................................
Name: Alan Isaacman
Title: Director

/s/ BRADLEY WEBER                                         June 29, 2001
 .......................................................
Name: Bradley Weber
Title: Director

/s/ HIRAM WOO                                             June 29, 2001
 .......................................................
Name: Hiram Woo
Title: Director

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
Independent Auditors' Reports...............................       F-2

Consolidated Balance Sheets.................................       F-4

Consolidated Statements of Operations.......................       F-6

Consolidated Statements of Comprehensive Income (Loss)......       F-7

Consolidated Statements of Changes in Shareholders'
Equity......................................................       F-8

Consolidated Statements of Cash Flows.......................       F-9

Notes to Consolidated Financial Statements..................      F-11

SUPPLEMENTAL INFORMATION

  Reports of Independent Certified Public Accountants on
  Financial Statement Schedules.............................      F-35

  Valuation and Qualifying Accounts -- Schedule II..........      F-37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
New Frontier Media, Inc. and subsidiaries
Boulder, Colorado

     We have audited the accompanying consolidated balance sheet of New Frontier Media, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for the year ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Media, Inc. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the year ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 18, 2001

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
New Frontier Media, Inc. and Subsidiaries

We have audited the consolidated balance sheet of New Frontier Media, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Interactive Gallery, Inc., Interactive Telecom Network, Inc. (100% owned subsidiaries) or Card Transactions, Inc. (90% owned subsidiary), which statements reflect total assets of 26 percent at March 31, 2000 and revenues of 65 percent and 69 percent for the years ended March 31, 2000 and 1999 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Interactive Gallery, Inc., Interactive Telecom Network, Inc., and Card Transactions, Inc., is based solely on the report of the other auditors.

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

We previously audited and reported on the consolidated statement of operations and cash flows of New Frontier Media, Inc. and subsidiaries for the year ended March 31, 1999, prior to their restatement for the 1999 pooling of interests. The contribution of New Frontier Media, Inc. and subsidiaries to revenues was $9,452,423 and to net income (loss) was ($7,581,124) of the restated totals. Separate financial statements of the other companies included in the 1999 restated consolidated statement of operations and cash flows were audited and reported on separately by other auditors. We also audited the combination of the accompanying consolidated balance sheet as of March 31, 2000 and statements of operations and cash flows for the years ended March 31, 2000 and 1999, after restatement for the 1999 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of notes to consolidated financial statements.

SPICER, JEFFRIES & CO.

Denver, Colorado
May 23, 2000

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)
                                     ASSETS

                                                                         MARCH 31,
                                                                  -----------------------
                                                                   2001           2000
                                                                  -------        -------
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of
     $705,393 and $684,665, respectively....................      $ 9,373        $ 7,329
  Accounts receivable, net of allowance for doubtful
     accounts of $363,000 and $6,000, respectively..........        5,747          2,996
  Prepaid distribution rights...............................        2,228          1,531
  Prepaid expenses..........................................        2,118            975
  Deferred tax asset........................................        5,365            750
  Due from related party....................................           64              0
  Other.....................................................        1,046            597
                                                                  -------        -------
          TOTAL CURRENT ASSETS..............................       25,941         14,178
                                                                  -------        -------
FURNITURE AND EQUIPMENT, at cost............................       19,230         12,832
  Less: accumulated depreciation and amortization...........       (7,082)        (3,693)
                                                                  -------        -------
          NET FURNITURE AND EQUIPMENT.......................       12,148          9,139
                                                                  -------        -------
OTHER ASSETS:
  Prepaid distribution rights...............................        8,869          6,776
  Excess cost over fair value of net assets acquired, less
     accumulated amortization of $1,981,499 and $1,345,404,
     respectively...........................................        4,379          5,015
  Marketable securities -- available for sale...............           25            188
  Other.....................................................        1,244            992
                                                                  -------        -------
          TOTAL OTHER ASSETS................................       14,517         12,971
                                                                  -------        -------
          TOTAL ASSETS......................................      $52,606        $36,288
                                                                  -------        -------
                                                                  -------        -------

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000S)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         MARCH 31,
                                                                  -----------------------
                                                                   2001           2000
                                                                  -------        -------
CURRENT LIABILITIES:
  Accounts payable..........................................      $ 1,632        $ 1,079
  Current portion of obligations under capital lease........        1,459            918
  Deferred revenue..........................................        3,860          3,999
  Reserve for chargebacks/credits...........................          443            452
  Litigation reserve........................................        2,500             --
  Due to related party......................................           --             12
  Distribution payable to shareholders......................           --            672
  Other accrued liabilities.................................        2,981          2,573
                                                                  -------        -------
          TOTAL CURRENT LIABILITIES.........................       12,875          9,705
                                                                  -------        -------
LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current
     portion................................................        1,035          1,120
  Note payable-related parties..............................           --            809
  Note payable..............................................        6,000             --
  Other.....................................................           41             74
                                                                  -------        -------
          TOTAL LONG-TERM LIABILITIES.......................        7,076          2,003
                                                                  -------        -------
          TOTAL LIABILITIES.................................       19,951         11,708
                                                                  -------        -------
SERIES C REDEEMABLE PREFERRED STOCK.........................           --          4,073
SHAREHOLDERS' EQUITY:
  Common stock, $.0001 par value, 50,000,000 shares
     authorized, 20,938,420 and 20,524,636 shares issued and
     outstanding, respectively..............................            2              2
  Preferred stock, $.10 par value, 5,000,000 shares
     authorized:
     Class A, no shares issued and outstanding..............           --             --
     Class B, no shares issued and outstanding..............           --             --
     Additional paid-in capital.............................       43,929         35,335
  Minority interest in subsidiary...........................         (171)           (56)
  Other comprehensive loss..................................          (93)          (438)
  Accumulated deficit.......................................      (11,012)       (14,336)
                                                                  -------        -------
          TOTAL SHAREHOLDERS' EQUITY........................       32,655         20,507
                                                                  -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $52,606        $36,288
                                                                  -------        -------
                                                                  -------        -------

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000S)

                                                                               MARCH 31,
                                                                 --------------------------------------
                                                                  2001           2000           1999
                                                                 -------        -------        -------
SALES, net.................................................      $58,638        $45,351        $25,969
COST OF SALES..............................................       29,589         26,504         17,435
                                                                 -------        -------        -------
GROSS MARGIN...............................................       29,049         18,847          8,534
                                                                 -------        -------        -------
OPERATING EXPENSES:
  Sales and marketing......................................        8,715          6,258          5,534
  General and administrative...............................       17,454         11,061          7,555
  Goodwill amortization....................................          636            635            626
                                                                 -------        -------        -------
          TOTAL OPERATING EXPENSES.........................       26,805         17,954         13,715
                                                                 -------        -------        -------
          OPERATING INCOME (LOSS)..........................        2,244            893         (5,181)
                                                                 -------        -------        -------
OTHER INCOME (EXPENSE):
  Income (loss) on trading securities......................           --              6             (5)
  Interest income..........................................          219            170             36
  Interest expense.........................................         (868)          (778)          (365)
  Reserve for legal settlement.............................       (2,019)            --             --
  Loss on write-off of stock...............................         (507)            --             --
                                                                 -------        -------        -------
          TOTAL OTHER INCOME (EXPENSE).....................       (3,175)          (602)          (334)
                                                                 -------        -------        -------
INCOME (LOSS) BEFORE MINORITY INTEREST, INCOME TAXES AND
  DISCONTINUED OPERATIONS..................................         (931)           291         (5,515)
                                                                 -------        -------        -------
  Minority interest in loss of subsidiary..................          115             45             12
                                                                 -------        -------        -------
NET INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES AND DISCONTINUED OPERATIONS.................         (816)           336         (5,503)
  Benefit (provision) for income taxes.....................        4,140            750            (15)
                                                                 -------        -------        -------
          INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS.....        3,324          1,086         (5,518)
                                                                 -------        -------        -------
DISCONTINUED OPERATIONS:
  Loss from operations of discontinued subsidiaries........           --             --           (179)
  Loss on disposal of discontinued subsidiaries............           --             (4)          (138)
                                                                 -------        -------        -------
NET INCOME (LOSS)..........................................      $ 3,324        $ 1,082        $(5,835)
                                                                 -------        -------        -------
                                                                 -------        -------        -------
Basic Earnings (loss) per share
  From continuing operations...............................      $  0.16        $  0.06        $ (0.42)
  From discontinued operations.............................         0.00           0.00          (0.02)
                                                                 -------        -------        -------
     Total basic earnings (loss) per share.................      $  0.16        $  0.06        $ (0.44)
                                                                 -------        -------        -------
                                                                 -------        -------        -------
Diluted Earnings (loss) per share
  From continuing operations...............................      $  0.14        $  0.05        $ (0.42)
  From discontinued operations.............................         0.00           0.00          (0.02)
                                                                 -------        -------        -------
     Total diluted earnings (loss) per share...............      $  0.14        $  0.05        $ (0.44)
                                                                 -------        -------        -------
                                                                 -------        -------        -------

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   IN (000'S)

                                                                               MARCH 31,
                                                                 --------------------------------------
                                                                  2001           2000           1999
                                                                 -------        -------        -------
  Net income (loss)........................................      $ 3,324        $ 1,082        $(5,835)
  Other comprehensive income (loss)
     Unrealized loss on available-for-sale marketable
     securities............................................         (162)          (438)            --
                                                                 -------        -------        -------
       Total comprehensive income (loss)...................      $ 3,162            644        $(5,835)
                                                                 -------        -------        -------
                                                                 -------        -------        -------

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                         COMMON STOCK        (IN 000S)
                                       $.0001 PAR VALUE      ADDITIONAL   (IN 000S)     (IN 000S)      (IN 000S)
                                     ---------------------    PAID-IN     MINORITY    COMPREHENSIVE   ACCUMULATED   (IN 000S)
                                       SHARES     AMOUNTS     CAPITAL     INTEREST    INCOME (LOSS)     DEFICIT       TOTAL
                                     ----------   --------   ----------   ---------   -------------   -----------   ----------
BALANCES, March 31, 1998..........    6,542,000    $  654     $12,265       $   0         $   0        $ (9,869)        2,397
 Issuance of common stock for ITN/
   IGI/CTI Acquisition............    6,000,000       600       3,147                                                   3,148
 Conversion of debentures plus
   accrued interest into common
   stock..........................    2,474,184       247       1,826                                                   1,826
 Exercise of warrants.............      135,000        14         470                                                     470
 Issuance of common stock for
   license agreement..............      700,000        70       2,184                                                   2,184
 Issuance of common stock for
   services.......................       78,333         8         237                                                     237
 Issuance of common stock in
   private placement, less
   offering costs of $514,323.....    2,610,000       261       4,705                                                   4,705
 Sale of discontinued
   subsidiary.....................           --                (1,121)                                    1,121            --
 Minority Interest................                                            (12)                                        (12)
 Net loss.........................           --                    --                                    (5,835)       (5,835)
                                     ----------    ------     -------       -----         -----        --------      --------
BALANCES, March 31, 1999..........   18,539,517     1,854      23,713         (12)            0         (14,583)        9,120
 Conversion of series C redeemable
   preferred stock plus interest
   into common stock and issuance
   of warrants....................      187,813        19       2,162                                                   2,162
 Exercise of warrants.............    1,166,681       116       5,373                                                   5,373
 Exercise of stock options........      125,625        13         126                                                     126
 Issuance of common stock for
   settlement of lawsuit..........        5,000         1          23                                                      23
 Issuance of common stock for
   license agreement..............      500,000        50       3,938                                                   3,938
 Unrealized losses on
   available-for-sale
   securities.....................                                                         (438)                         (438)
 Distribution to shareholders in
   connection with the elimination
   of related party balances......                                                                          (14)          (14)
 Distribution to shareholders
   (including distribution payable
   of $671,828)...................                                                                         (821)         (821)
 Minority Interest................                                            (44)                                        (44)
 Net income.......................                                                                        1,082         1,082
                                     ----------    ------     -------       -----         -----        --------      --------
BALANCES, March 31, 2000..........   20,524,636     2,053      35,335         (56)         (438)        (14,336)       20,507
 Conversion of series C Preferred
   stock plus accrued interest
   into common stock..............      690,420        69       4,325                                                   4,325
 Exercise of warrants.............      203,842        20         348                                                     348
 Exercise of stock options........       78,658         8          82                                                      82
 Nasdaq settlement................     (589,136)      (59)      1,300                                                   1,300
 Issuance of stock/warrants for
   other..........................       30,000         3         262                                                     262
 Issuance of warrants for debt
   offering.......................                     --         809                                                     809
 Issuance of warrants for equity
   raising........................                     --         236                                                     236
 Issuance of warrants for
   consulting.....................                     --         439                                                     439
 Issuance of warrants for prpd
   interest.......................                     --         369                                                     369
 Tax benefit related to exercise
   of non-statutory stock
   options........................                     --         424                                                     424
 Unrealized losses on
   available-for-sale
   securities.....................                                                         (162)                         (162)
 Permanent impairment to
   investment.....................                                                          507                           507
 Minority Interest................                                           (115)                                       (115)
 Net income.......................                                                                        3,324         3,324
                                     ----------    ------     -------       -----         -----        --------      --------
BALANCES, March 31, 2001..........   20,938,420    $2,094     $43,929       $(171)        $ (93)       $(11,012)     $ 32,655
                                     ----------    ------     -------       -----         -----        --------      --------
                                     ----------    ------     -------       -----         -----        --------      --------

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                          YEAR ENDED MARCH 31,
                                                                  -------------------------------------
                                                                    2001          2000           1999
                                                                  --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................      $ 3,324       $ 1,082        $(5,835)
     Adjustments to reconcile net income (loss) to net cash
       (used in) provided by operating activities:
     Conversion of interest to common stock.................          233           172             76
     Accretion of interest..................................           69           125             --
     Stock/warrants issued for services and legal
       settlement...........................................          122            23              9
     Recognition of expense related to warrants.............          139            --             --
     Gain on disposal of subsidiary.........................           --            --            (67)
     Depreciation and amortization..........................        6,231         4,167          2,331
     Increase in legal reserve..............................        2,500            --             --
     Minority interest in loss of subsidiary................         (115)          (44)           (12)
     Write-off of marketable securities -- available for
       sale.................................................          507            --             --
     (Gain) Loss on securities..............................           --            (6)             5
     Tax benefit related to the exercise of non-statutory
       stock options........................................          424            --             --
     (Increase) Decrease in operating assets................
            Accounts receivable.............................       (2,752)       (1,950)           363
            Deferred tax asset..............................       (4,615)         (750)            --
            Other assets....................................          245           (72)        (1,098)
            Deposits and prepaid expenses...................         (546)         (117)            93
            Inventories.....................................           --            --            182
            Prepaid distribution rights.....................       (4,775)       (2,634)        (1,369)
     Increase (Decrease) operating liabilities..............
            Accounts payable................................          553        (1,420)         1,313
            Royalties payable...............................          (32)          (24)            (8)
            Deferred revenue, net...........................         (139)         (269)         2,911
            Reserve for chargebacks/credits.................          (10)         (246)           447
            Other accrued liabilities.......................          409         1,186            817
                                                                  -------       -------        -------
               NET CASH (USED IN) PROVIDED BY OPERATING
                 ACTIVITIES.................................        1,772          (777)           158
                                                                  -------       -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture....................       (4,509)       (4,699)        (1,196)
     Decrease in notes receivable -- related party..........           --            --            100
     Proceeds from trading securities.......................           --            56            138
                                                                  -------       -------        -------
          NET CASH USED IN INVESTING ACTIVITIES.............       (4,509)       (4,643)          (958)
                                                                  -------       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations..................       (1,327)         (865)          (552)
     Payment of related party notes payable.................         (885)       (1,598)          (802)
     Increase (decrease) in note payable....................        6,000            --           (500)
     Issuance of common stock...............................        1,733         5,522          6,935
     Issuance of Series C preferred stock...................           --         6,000             --
     Distribution to shareholders...........................         (672)         (150)        (2,208)
     Increase in debt offering cost.........................          (68)         (180)            --
                                                                  -------       -------        -------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........        4,781         8,729          2,873
                                                                  -------       -------        -------

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)
                                  (CONCLUDED)

                                                                          YEAR ENDED MARCH 31,
                                                                  -------------------------------------
                                                                    2001          2000           1999
                                                                  --------      --------       --------
NET INCREASE IN CASH........................................      $ 2,044       $ 3,309        $ 2,073
CASH, beginning of year.....................................        7,329         4,020          1,947
                                                                  -------       -------        -------
CASH, end of year...........................................      $ 9,373       $ 7,329        $ 4,020
                                                                  -------       -------        -------
                                                                  -------       -------        -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid..........................................      $   620       $   488        $   266
                                                                  -------       -------        -------
                                                                  -------       -------        -------
     Income taxes paid......................................      $    --       $    --        $    13
                                                                  -------       -------        -------
                                                                  -------       -------        -------
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
     Purchase of equipment via capital lease obligation.....      $ 1,783       $ 1,096        $ 1,653
                                                                  -------       -------        -------
                                                                  -------       -------        -------
     Common stock/warrants issued for prepaid distribution
       right license........................................      $    77       $ 3,938        $ 2,184
                                                                  -------       -------        -------
                                                                  -------       -------        -------
     Allocation of preferred stock proceeds to warrants.....      $    --       $   752        $    --
                                                                  -------       -------        -------
                                                                  -------       -------        -------
     Receipt of available for sale securities in exchange
       for services to be provided over a five year
       period...............................................      $    --       $   625        $    --
                                                                  -------       -------        -------
                                                                  -------       -------        -------
     Acquired domain names with a note payable to a related
       party................................................      $    --       $   809        $    --
                                                                  -------       -------        -------
                                                                  -------       -------        -------
     Distribution to shareholders in connection with the
       elimination of related party balances................      $    --       $    14        $    --
                                                                  -------       -------        -------
                                                                  -------       -------        -------
     Warrants issued for equity raising.....................      $   236       $    --        $    --
                                                                  -------       -------        -------
                                                                  -------       -------        -------
     Warrants issued for debt raising.......................      $   810       $    --        $    --
                                                                  -------       -------        -------
                                                                  -------       -------        -------
     Common stock issued for investment.....................      $    90       $    --        $    --
                                                                  -------       -------        -------
                                                                  -------       -------        -------
     Warrants issued for prepaid interest...................      $   369       $    --        $    --
                                                                  -------       -------        -------
                                                                  -------       -------        -------
     Reclassification from deposits to furniture and
       equipment............................................      $   251       $    --        $    --
                                                                  -------       -------        -------
                                                                  -------       -------        -------
     Warrants issued for prepaid consulting fees............      $   359       $    --        $    --
                                                                  -------       -------        -------
                                                                  -------       -------        -------
     Conversion of redeemable preferred stock to common
       stock................................................      $ 4,325       $    --        $    --
                                                                  -------       -------        -------
                                                                  -------       -------        -------

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION

     The accompanying audited consolidated financial statements include the accounts of New Frontier Media, Inc. ("the Company" or "New Frontier Media") and its wholly owned subsidiaries Colorado Satellite Broadcasting, Inc. d/b/a The Erotic Networks ("CSB" or "TEN"), David Entertainment, Inc. ("David"), Interactive Telecom Network, Inc. ("ITN"), Interactive Gallery, Inc. ("IGI") and 90% of Card Transactions, Inc. ("CTI"). The Company discontinued operations of David during the year ended March 31, 1999. On October 27, 1999, the Company completed its acquisition of 100% of ITN and IGI and 90% of CTI. These acquisitions have been accounted for in the accompanying financial statements as a pooling of interests. The accompanying financial statements for 2000 are based on the assumption that the companies were combined for the full year, and financial statements of the prior year have been restated to give effect to the combination.

BUSINESS

     New Frontier Media is a publicly traded holding company for the operating subsidiaries.

     TEN is a leading provider of adult programming to multi-channel television providers and low powered direct-to-home C-Band households. Through its six networks, Pleasure, TeN, ETC, Extasy, True Blue and X-Cubed, TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult customers.

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

     ITN serves as a single source for a comprehensive range of high-performance Internet products and services, including Internet/Broadband Service Provider services, dedicated access, web hosting, co-location, streaming media, and bandwidth management.

     CTI is a provider of various Internet billing options including secure, fully automated credit card payment processing to IGI.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

MARKETABLE SECURITIES

     Marketable securities are classified as available-for-sale securities as defined by Statement of Financial Accounting Standard (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are stated at fair value and unrealized holding gains and losses are reflected as a net amount as a separate component of shareholders' equity.

     When an other-than-temporary impairment loss on an individual security classified as an available-for-sale security is considered to have occurred, the cost basis of the individual security is written down, and such a write-down is recorded in earnings.

FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost. The cost of maintenance and repairs is charged to operations as incurred; significant additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful life of three to five years.

INCOME TAXES

     The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

CASH EQUIVALENTS

     Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company has several merchant accounts, which require the Company to maintain reserve accounts. These reserve accounts are restricted from the Company's daily operations. As of March 31, 2001 and 2000, the reserve accounts totaled $705,393 and $684,665, respectively.

PREPAID DISTRIBUTION RIGHTS

     Prepaid distribution rights represent content license agreements. These rights typically range from one to ten years. The Company amortizes these rights on a straight line basis over the respective terms of the agreements.

REVENUE RECOGNITION

     Revenue from sales of movie subscriptions, ranging from one to twelve months, is recognized on a monthly basis over the term of the subscription. Revenue from internet membership fees is recognized over the life of the membership. The Company provides an allowance for refunds based on expected membership cancellations, credits and chargebacks. Revenue from processing fees is recorded in the period services are rendered. A significant portion of the Company's Internet sales are from the United States. International sales were $5,411,223, $5,141,352 and $1,500,634 for the years ended March 31, 2001, 2000 and 1999, respectively.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     After giving consideration to guidance provided by SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, the Company changed certain revenue recognition policies affecting the Internet Group. These changes affected the reporting of sales for membership revenue, net of credits and chargebacks. These changes reduced sales and cost of goods sold by $2,725,000, $3,566,000, and $4,226,000 for the years ended March 31, 2001, 2000 and 1999, respectively. The change has no effect on net income (loss).

LONG-LIVED ASSETS

     The Company adopted the provisions of SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of SFAS 121 has had no material affect on the Company's financial statements. The Company reviews its long-lived assets for impairment to determine if the carrying amount of the asset is recoverable.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2001, 2000 and 1999 were $3,448,362, $4,262,190, and
$3,626,504, respectively.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     The excess of the purchase price over the estimated fair value of the assets acquired has been recorded as excess cost over fair value of net assets acquired, and is being amortized on a straight-line basis over 10 years. For the years ended March 31, 2001, 2000, and 1999, amortization expense was $636,095, $635,522 and $626,000 respectively. When events and circumstances so indicate, all long-term assets, including the excess cost over fair value of net assets acquired, are assessed for recoverability based upon cash flow forecasts. As of March 31, 2001, the Company has not recognized any impairment losses.

DEFERRED OFFERING COSTS

     Amounts paid for costs associated with an anticipated equity offering are capitalized and will be recorded as a reduction to additional paid-in capital upon the completion of the funding. In the event that the equity funding is not successful, the deferred offering costs will be charged to expense. As of March 31, 2001, and 2000, the Company capitalized deferred offering costs of $236,250, and $152,500 respectively. These amounts are included in other currents assets on the balance sheet.

DEBT ISSUE COSTS

     Fees and warrants issued in connection with the issuance of notes payable and letters of credit were capitalized and are being amortized using the straight-line method over the term of the notes. As of March 31, 2001 and 2000, the Company capitalized debt issue costs of $883,195 and $0 respectively, net of accumulated amortization of $146,361 and $0 respectively. Of these amounts, $514,764 and $368,431 are included in other current assets and other long-term assets on the balance sheet.

STOCK-BASED COMPENSATION

     SFAS No. 123, "Accounting for Stock-Based Compensation," established and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation costs are determined using the fair value of stock-based compensation determined as of the date of grant. It is recognized over the periods in which the related services are rendered. For

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

stock-based compensation issued to non-employees, the Company uses the fair value method of accounting under the provision of SFAS No. 123.

COMPREHENSIVE INCOME

     The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts receivable, accounts payable, and accrued expenses and other liabilities, the carrying amounts approximate fair value due to their short maturities. The amount shown for note payable -- related party also approximates fair value because current interest rates offered to the Company for debt of similar maturities were substantially the same.

INCOME (LOSS) PER COMMON SHARE

     The Company adopted the provisions of SFAS No. 128, Earnings per Share. SFAS 128 simplifies the previous standards for computing earnings per share and requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," (an Interpretation of Accounting Principles Bulletin Opinion No. 25 ("APB 25")) ("FIN 44"). FIN 44 provides guidance on the application of APB 25, particularly as it relates to options. The effective date of FIN 44 is July 1, 2000, and the Company has adopted FIN 44 as of that date.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Instruments and Certain Hedging Activities." This statement is not applicable to the Company.

     In June 2000, the FASB issued SFAS No. 139, "Rescission of FASB Statement No. 53 and Amendments to Statements No. 63, 89, and 121." This statement is not applicable to the Company.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." This statement is not applicable to the Company.

NOTE 2 -- ACQUISITIONS

     On October 27, 1999, the Company acquired ITN, IGI, and 90% of CTI. ITN is a leading Internet technology and e-commerce company that provides turnkey Internet software engineering and bandwidth management. IGI is a leading aggregator and reseller of adult content via the Internet. CTI is a transaction processing company. Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 6,000,000 shares of restricted common stock for all of the outstanding stock in ITN and IGI and 90% of the outstanding stock of CTI.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The unaudited summarized results of operations of the separate companies for the period April 1, 1999 through October 26, 1999 (date of acquisition), are as follows (in thousands):

                                                                      ACQUIRED
                                                    COMPANY           COMPANIES
                                                    ---------         ---------
Net sales.....................................       $ 8,690           $17,126
Net income....................................       $(2,769)          $ 1,987

     The unaudited summarized assets and liabilities of the separate companies on October 26, 1999, were as follows (in thousands):

                                                                      ACQUIRED
                                                    COMPANY          COMPANIES
                                                   ---------         ---------
Cash and cash equivalents.....................        $6,761           $   765
Other current assets..........................        10,274               906
Property, plant & equipment...................         3,040             2,278
Other assets..................................         6,664               432
                                                     -------           -------
                                                      26,739             4,381
Current liabilities...........................       (20,610)           (3,697)
Long-term debt................................        (6,591)             (670)
                                                     -------           -------
Equity........................................       $  (462)          $    14
                                                     -------           -------
                                                     -------           -------

     Following is a reconciliation of the amounts of net sales and net income previously reported for the year ended March 31, 1999 with restated amounts (in thousands):

                                                              YEAR ENDED
                                                            MARCH 31, 1999
                                                            --------------
Net sales and other revenue:
     As previously reported.....................               $ 9,452
     Acquired companies.........................                16,517
                                                               -------
     As restated................................               $25,969
                                                               -------
                                                               -------
Net income:
     As previously reported.....................               $(7,581)
     Acquired companies.........................                 1,746
                                                               -------
     As restated................................               $(5,835)
                                                               -------
                                                               -------

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- FURNITURE AND FIXTURES

     Property and equipment at March 31, 2001 and 2000 consisted of the following:

                                                                 2001             2000
                                                                 ----             ----
Furniture, fixtures and equipment.......................      $   689,639      $   498,303
Software................................................          274,232          183,389
Computer equipment......................................        7,314,578        4,788,093
Capitalized leased equipment............................        5,224,781        3,976,997
Capitalized URLs........................................        4,748,757        3,099,307
Leasehold improvements..................................          320,857          286,103
Assets in the course of construction....................          656,824               --
                                                              -----------      -----------
                                                               19,229,668       12,832,192
Less accumulated depreciation and amortization
  (including $2,666,206 and $1,591,231, respectively for
  capitalized leases)...................................        7,082,376        3,693,329
                                                              -----------      -----------
TOTAL...................................................      $12,147,292      $ 9,138,863
                                                              -----------      -----------
                                                              -----------      -----------

     Depreciation and amortization expense was $3,389,047 and $2,496,083 for the years ended March 31, 2001 and 2000, respectively.

NOTE 4 -- EARNINGS PER SHARE

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method.

     The components of basic and diluted earnings per share are as follows:

                               EARNINGS PER SHARE
                                   (IN 000S)

                                                                12 MONTHS ENDED
                                                                   MARCH 31,
                                                      ------------------------------------
                                                        2001          2000          1999
                                                      --------      --------      --------
Net income (loss) available for common
  shareholders..................................      $  3,324      $  1,082      $ (5,835)
                                                      --------      --------      --------
                                                      --------      --------      --------
Average outstanding shares of common stock......        20,702        19,257        13,288
Dilutive effect of:
Warrants/Employee Stock Options.................         2,361         1,926            --
                                                      --------      --------      --------
Common stock and common stock equivalents.......        23,063        21,183        13,288
                                                      --------      --------      --------
                                                      --------      --------      --------
Earnings per share:
Basic...........................................      $    .16      $    .06      $   (.44)
Diluted.........................................      $    .14      $    .05      $   (.44)

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- SHAREHOLDERS' EQUITY

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

     In February 1999, the Company issued 700,000 shares of its common stock to an unrelated entity at $2.12 per share for consideration in obtaining a license agreement for the rights to distribute approximately 4,000 adult motion pictures. In addition, the Company issued a five year common stock purchase warrant valued at $1.00 per share to purchase 700,000 shares of the Company's common stock at an exercise price of $1.12 per share.

     In March 1999, the Company issued 2,610,000 common shares at $2.00 per share pursuant to a private placement less offering costs of $514,323.

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

     During the years ended March 31, 2001 and 2000, the Company issued 690,420 and 187,813 shares, respectively, of its common stock for the conversion of 470 and 130 shares, respectively, of Series C Convertible Redeemable Preferred Stock and related interest.

     During the years ended March 31, 2001, 2000, and 1999, the Company issued an aggregate of 207,000, 1,166,681, and 135,000 shares, respectively, of common stock in connection with the exercise of warrants for each of $268,000, $5,374,490, and $469,632, respectively.

     During the years ended March 31, 2001, 2000, and 1999, the Company issued an aggregate of 78,658, 125,625, and 0 shares, respectively, of common stock in connection with the exercise of stock options for cash of $90,000, $125,625, and $0, respectively.

     During the years ended March 31, 2001, 2000, and 1999, the Company issued an aggregate of 10,000, 0, and 78,333 shares, respectively, of common stock in exchange for services rendered valued at $17,000, $0, and $236,867, respectively, which is the fair market value of the services rendered.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     During the year ended March 31, 2001, the Company obtained a 2% interest in a company in exchange for issuing 20,000 shares of common stock valued at $90,000.

NOTE 6 -- STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS

     The Company has adopted three stock option plans: the 1998 Incentive Stock Option Plan, the 1999 Incentive Stock Option Plan, and the Millennium Incentive Stock Option Plan. The shares issued pursuant to the plans are restricted shares until or unless registered by the Company.

1998 Incentive Stock Option Plan

     Under the 1998 Incentive Stock Option Plan (the "1998 Plan"), options may be granted by the Compensation Committee to officers, employees, and directors. Options granted under the 1998 Plan may either be incentive stock options or non-qualified stock options. The aggregate number of shares that may be issued pursuant to the 1998 Plan is 750,000 over the life of the 1998 Plan. The maximum number of shares of common stock subject to options of any combination that may be granted during any 12-consecutive-month period to any one individual is limited to 250,000 shares. Incentive stock options may only be issued to employees of the Company or subsidiaries of the Company. The exercise price of the options is determined by the Compensation Committee, but in the case of incentive stock options, the exercise price may not be less than 100% of the fair market value on the date of grant.

     No incentive stock option may be granted to any person who owns more than 10% ("10% Shareholders") of the total combined voting power of all classes of the Company's stock unless the exercise price is at least equal to 110% of the fair market value on the date of grant. No incentive stock options may be granted to an optionee if the aggregate fair market value of the stock with respect to which incentive stock options are exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000. Options may be granted under the 1998 Plan for terms of up to 10 years, except for incentive stock options granted to 10% Shareholders, which are limited to the five-year terms.

     The 1998 Plan is effective as of July 21, 1998 and will terminate at the close of business on July 21, 2008.

1999 Incentive Stock Option Plan

     Under the 1999 Incentive Stock Option Plan (the "1999 Plan"), options may be granted by the Compensation Committee to officers, employees, and directors. Options granted under the 1999 Plan may either be incentive stock options or non-qualified stock options. The aggregate number of shares that may be issued pursuant to the 1999 Plan is 1,500,000 over the life of the 1999 Plan. The maximum number of shares of common stock subject to options of any combination that may be granted during any 12-consecutive-month period to any one individual is limited to 250,000 shares. Incentive stock options may only be issued to employees of the Company or subsidiaries of the Company. The exercise price of the options is determined by the Compensation Committee, but in the case of incentive stock options, the exercise price may not be less than 100% of the fair market value on the date of grant.

     No incentive stock option may be granted to any person who is a 10% Shareholder unless the exercise price is at least equal to 110% of the fair market value on the date of grant. No incentive stock options may be granted to an optionee if the aggregate fair market value of the stock with

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
respect to which incentive stock options are exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000. Options may be granted under the 1999 Plan for terms of up to 10 years, except for incentive stock options granted to 10% Shareholders, which are limited to the five-year terms.

     The 1999 Plan is effective as of June 18, 1999 and will terminate at the close of business on June 18, 2009.

Millennium Incentive Stock Option Plan

     Under the Millennium Incentive Stock Option Plan (the "2000 Plan"), options may be granted by the Compensation Committee to officers, employees, and directors. Options granted under the 2000 Plan may either be incentive stock options or non-qualified stock options. The aggregate number of shares that may be issued pursuant to the 2000 Plan is 2,500,000 over the life of the 2000 Plan. The maximum number of shares of common stock subject to options of any combination that may be granted during any 12-consecutive-month period to any one individual is limited to 250,000 shares. Incentive stock options may only be issued to employees of the Company or subsidiaries of the Company. The exercise price of the options is determined by the Compensation Committee, but in the case of incentive stock options, the exercise price may not be less than 100% of the fair market value on the date of grant.

     No incentive stock option may be granted to any person who is a 10% Shareholder unless the exercise price is at least equal to 110% of the fair market value on the date of grant. No incentive stock options may be granted to an optionee if the aggregate fair market value of the stock with respect to which incentive stock options are exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000. Options may be granted under the 2000 Plan for terms of up to 10 years, except for incentive stock options granted to 10% Shareholders, which are limited to the five-year terms.

     The 2000 Plan is effective as of July 13, 2000 and will terminate at the close of business on July 13, 2010.

General

     The 2000, 1999, and 1998 Plans were adopted to provide the Company with a means to promote the long-term growth and profitability of the Company by:

     i) Providing key people with incentives to improve stockholder value and to contribute to the growth and financial success of the Company.

     ii) Enabling the Company to attract, retain, and reward the best available people for positions of substantial responsibility.

CONSULTANT STOCK PLANS

     The Company has adopted two Consultant Stock Plans: the 1999 Consultant Stock Plan and the Millennium Consultant Stock Plan.

1999 Consultant Stock Plan

     Under the 1999 Consultant Stock Plan (the "1999 Consultant Plan"), awards may be granted by the Board of Directors, who have sole discretion. The maximum number of shares of common stock to which awards may be granted under the 1999 Consultant Plan is 500,000 shares.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The 1999 Consultant Plan is effective as of March 18, 1999, and the Board of Directors may suspend or terminate it at any time or from time to time. However, no such action shall adversely affect the rights of a person awarded a grant under the 1999 Consultant Plan prior to that date.

Millennium Consultant Stock Plan

     Under the Millennium Consultant Stock Plan (the "2000 Consultant Plan"), awards may be granted by the Board of Directors, who have sole discretion. The maximum number of shares of common stock to which awards may be granted under the 2000 Consultant Plan is 500,000 shares.

     The 2000 Consultant Plan is effective as of December 15, 2000, and the Board of Directors may suspend or terminate it at any time or from time to time. However, no such action shall adversely affect the rights of a person awarded a grant under the 2000 Consultant Plan prior to that date.

General

     The 2000 and 1999 Consultant Plans were adopted to further the growth of the Company and its subsidiaries by allowing the Company to compensate consultants and certain other people providing bona fide services to the Company.

COMMON STOCK WARRANTS

     Common stock warrants have been issued in connection with the acquisition of assets, the acquisition of license agreements, and legal settlements. The following table describes certain information relating to these warrants.

              EXPIRATION DATE                     WARRANTS          EXERCISE PRICE
              ---------------                     --------          --------------
September, 2002............................          92,500             $6.00
February, 2003.............................         100,000             $6.75
February, 2004.............................         700,000             $1.12
July, 2004.................................         100,000             $7.88
September, 2004............................         400,000             $5.00
September, 2004............................         360,000             $7.87
                                                  ---------
                                                  1,752,500
                                                  ---------
                                                  ---------

WARRANTS

     1) During the year ended March 31, 2001, the Company issued 658,808 warrants to purchase common stock. The warrants were issued in exchange for loan fees. The warrants were valued at $809,556, which were capitalized as debt issue costs and are being amortized over the life of the loan. The warrants expire through January 2004.

     2) During the year ended March 31, 2001, the Company issued 375,000 warrants to purchase common stock. The warrants were issued in exchange for equity finance raising fees. The warrants were valued at $236,250, which was capitalized as debt deferred offering cost. The warrants expire through March 2004.

     3) During the year ended March 31, 2001, the Company issued 310,000 warrants to purchase common stock. The warrants were issued in exchange for consulting fees. The warrants were valued at

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

$358,750, which were capitalized as prepaid expenses and are being amortized over the term of the consulting agreements. The warrants expire through December 2005.

     4) During the year ended March 31, 2001, the Company issued 300,000 warrants to purchase common stock. The warrants were issued in payment of the interest and fees on an irrevocable standby letter of credit. The warrants were valued at $369,000, which were capitalized as prepaid interest and are being amortized over the term of the agreement. The warrants expire in December 2003.

     5) During the year ended March 31, 2001, the Company issued 16,500 warrants to purchase common stock. The warrants were issued in exchange for distribution rights. The warrants were valued at $76,610, which were capitalized as prepaid distribution rights and are being amortized over the term of the distribution rights agreements. The warrants expire in May 2003.

     6) During the year ended March 31, 2001, the Company issued 40,000 warrants to purchase Common Stock. The warrants were issued in exchange for consulting fees. The warrants were valued at $79,800, which was expensed during the year ended March 31, 2001. The warrants expire in October 2005.

     7) During the year ended March 31, 2001, the Company issued 100,000 warrants to purchase Common Stock. The warrants were issued in settlement of a legal dispute. The warrants were valued at $80,211, which was expensed during the year ended March 31, 2001. The warrants expire in June 2003.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUMMARY INFORMATION

     The following table describes certain information related to the Company's compensatory stock option and warrant activity for the years ending March 31, 2001, 2000, and 1999:

                                                                                           WEIGHTED-
                                                                                            AVERAGE
                                           STOCK                              EXERCISE     EXERCISE
                                          OPTIONS    WARRANTS      TOTAL     PRICE RANGE     PRICE
                                         ---------   ---------   ---------   -----------   ---------
Balances at March 31, 1998.............         --     146,666     146,666   $      6.00     $6.00

     Granted...........................    735,500   2,030,000   2,765,500   $ 1.00-8.50     $1.88
                                         ---------   ---------   ---------

Balances at March 31, 1999.............    735,500   2,176,666   2,912,166   $ 1.00-8.50     $2.09

     Granted...........................  1,568,700     774,642   2,343,342   $1.00-10.00     $5.03

     Exercised.........................   (130,625)   (482,000)   (612,625)  $ 1.00-6.75     $2.03

     Expired...........................         --    (246,668)   (246,668)  $ 1.00-6.00     $4.07

     Forfeited.........................    (25,500)    (22,000)    (47,500)  $ 1.00-9.50     $3.38
                                         ---------   ---------   ---------

Balances at March 31, 2000.............  2,148,075   2,200,640   4,348,715   $1.00-10.50     $3.61

     Granted...........................  2,275,250   1,800,308   4,075,558   $2.00-10.25     $2.66

     Exercised.........................    (78,658)   (207,000)   (285,658)  $ 1.00-4.50     $0.92

     Forfeited.........................   (199,784)   (230,000)   (429,784)  $2.00-10.50     $0.49
                                         ---------   ---------   ---------

BALANCES AT MARCH 31, 2001.............  4,144,883   3,563,948   7,708,831   $1.00-10.25     $3.09
                                         ---------   ---------   ---------
                                         ---------   ---------   ---------

NUMBER OF OPTIONS AND WARRANTS
  EXERCISABLE AT MARCH 31, 1999........         --   1,031,666   1,031,666   $ 1.00-6.00     $4.13
                                         ---------   ---------   ---------
                                         ---------   ---------   ---------

NUMBER OF OPTIONS AND WARRANTS
  EXERCISABLE AT MARCH 31, 2000........    443,332   1,099,974   1,543,306   $ 1.00-9.00     $2.41
                                         ---------   ---------   ---------
                                         ---------   ---------   ---------

NUMBER OF OPTIONS AND WARRANTS
  EXERCISABLE AT MARCH 31, 2001........  1,100,032   2,538,446   3,638,478   $1.00-10.00     $3.20
                                         ---------   ---------   ---------
                                         ---------   ---------   ---------

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes additional information regarding all stock options and warrants outstanding at March 31, 2001:

                                  OPTIONS AND WARRANTS OUTSTANDING                 OPTIONS AND WARRANTS
                         --------------------------------------------------             EXERCISABLE
                                             WEIGHTED-                        -------------------------------
                             NUMBER           AVERAGE          WEIGHTED-          NUMBER         WEIGHTED-
         RANGE OF        OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT      AVERAGE
      EXERCISE PRICES    MARCH 31, 2001   CONTRACTUAL LIFE   EXERCISE PRICE   MARCH 31, 2001   EXERCISE PRICE
      ---------------    --------------   ----------------   --------------   --------------   --------------
    $1.00- $2.00           3,566,049         7.69 years          $ 1.60         1,447,601          $ 1.09

    $2.01- $3.00           1,935,474         3.06 years          $ 2.34         1,457,418          $ 2.39

    $3.01- $5.00           2,351,750         5.54 years          $ 4.40         1,264,329          $ 4.51

    $5.01- $7.00             929,475         5.40 years          $ 5.90           588,799          $ 6.00

    $7.01- $9.00             652,833         3.43 years          $ 7.85           624,498          $ 7.86

    $9.01-$10.50              25,750         2.76 years          $10.01             8,333          $10.00
                           ---------                                            ---------

                           9,461,331                                            5,390,978
                           ---------                                            ---------
                           ---------                                            ---------

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No.
123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2001 and 2000: risk free interest rates of 5.6% and 6.2% to 6.8%, respectively; dividend yields of 0% and 0%, respectively; expected lives of 2.25 years and 1.5 to 10 years, respectively; and expected volatility of 100% and 112%, respectively.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income (loss), and net earnings (loss) per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the years ended March 31, 2001, 2000 and 1999 is as follows:

                                                               (IN 000S)         (IN 000S)         (IN 000S)
                                                                 2001              2000              1999
                                                               ---------         ---------         ---------
Net income (loss)
     As reported........................................        $ 3,324           $ 1,082           $(5,835)
     Pro forma..........................................        $ 1,740           $(3,031)          $(8,805)
Basic earnings (loss) per common share
     As reported........................................        $  0.16           $  0.06           $ (0.44)
     Pro forma..........................................        $  0.08           $ (0.16)          $ (0.66)
Diluted earnings (loss) per common share
     As reported........................................        $  0.14           $  0.05           $ (0.44)
     Pro Forma..........................................        $  0.08           $ (0.16)          $ (0.66)

NOTE 7 -- INCOME TAXES

     A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended March 31:

                                                                 2001             2000
                                                               --------         --------
Income tax computed at federal statutory tax rate.......         (34.0)%          (34.0)%
State taxes, net of federal benefit.....................          (3.4)            (3.4)
Change in valuation allowance...........................        (367.8)          (272.8)
Non-deductible items....................................          12.8             48.9
Other...................................................         (54.9)              --
                                                                ------           ------
          TOTAL.........................................        (447.3)%         (261.3)%
                                                                ------           ------
                                                                ------           ------

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                        (IN 000S)         (IN 000S)
                                                          2001              2000
            Deferred tax liabilities:                   ---------         ---------
  State taxes....................................        $  (240)          $    --
  Depreciation...................................           (989)             (263)
  Change in accounting method....................            (19)             (231)
                                                         -------           -------
                                                          (1,248)             (494)
Deferred tax assets:
  Litigation reserve.............................          1,071                --
  Net operating loss carryforward................          2,653             3,450
  Deferred revenue...............................          1,650             1,040
  Goodwill.......................................            289               179
  Capital loss carryforward......................            400                --
  Other..........................................            550                --
                                                         -------           -------
                                                           5,365             4,175
Valuation allowance for deferred tax asset.......             --            (3,425)
                                                         -------           -------
  NET DEFERRED TAX ASSET.........................        $ 5,365           $   750
                                                         -------           -------
                                                         -------           -------

     The benefit for income taxes includes federal income taxes at statutory rates and state income taxes.

     The valuation allowance for deferred tax assets was decreased by $550,000 during 2000.

     The Company has an unused net operating loss carryforward of approximately $7,500,000 for income tax purposes, which expires through 2020. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

     The components of the income tax provision for (benefit from) the years ended March 31 were as follows:

                                                        (IN 000S)         (IN 000S)
                                                          2001              2000
                                                        ---------         ---------
Current
  Federal........................................        $    21           $    --
  State..........................................              8                --
                                                         -------           -------
                                                              29                --
                                                         -------           -------
Deferred
  Federal........................................         (4,240)             (393)
  State..........................................           (353)             (357)
                                                         -------           -------
                                                          (4,593)             (750)
                                                         -------           -------
Additional paid-in capital.......................            424                --
                                                         -------           -------
          TOTAL..................................        $(4,140)          $  (750)
                                                         -------           -------
                                                         -------           -------

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- SEGMENT INFORMATION

     For internal reporting purposes, management segregates the Company into three divisions: 1) Subscription/Pay-Per View TV, 2) Internet Group and 3) Corporate Administration.

     The following tables represent financial information by reportable segment (in thousands):

                                                                        TWELVE MONTHS ENDED
                                                                             MARCH 31,
                                                               --------------------------------------
                                                                 2001           2000           1999
                                                               --------       --------       --------
NET REVENUE
     Subscription/Pay-Per-View TV........................      $24,521        $16,841        $ 9,390
     Internet Group......................................       33,992         28,434         16,517
     Corporate Administration............................          125             76             62
                                                               -------        -------        -------
          Total..........................................      $58,638        $45,351        $25,969
                                                               -------        -------        -------
                                                               -------        -------        -------
INCOME (LOSS) BEFORE MINORITY INTEREST, INCOME TAXES AND
DISCONTINUED OPERATIONS
     Subscription/Pay-Per-View TV........................      $ 2,331        $(2,146)       $(6,479)
     Internet Group......................................        3,681          4,540          1,749
     Corporate Administration............................       (6,943)        (2,103)          (785)
                                                               -------        -------        -------
          Total..........................................      $  (931)       $   291        $(5,515)
                                                               -------        -------        -------
                                                               -------        -------        -------
INTEREST INCOME
     Subscription/Pay-Per-View TV........................      $    19        $    20        $     8
     Internet Group......................................           24             35             15
     Corporate Administration............................          176            115             13
                                                               -------        -------        -------
          Total..........................................      $   219        $   170        $    36
                                                               -------        -------        -------
                                                               -------        -------        -------
INTEREST EXPENSE
     Subscription/Pay-Per-View TV........................      $   132        $   123        $    34
     Internet Group......................................          319            254            141
     Corporate Administration............................          417            401            190
                                                               -------        -------        -------
          Total..........................................      $   868        $   778        $   365
                                                               -------        -------        -------
                                                               -------        -------        -------
DEPRECIATION AND AMORTIZATION
     Subscription/Pay-Per-View TV........................      $ 3,928        $ 3,776        $   974
     Internet Group......................................        2,302            346          1,334
     Corporate Administration............................            1             45             23
                                                               -------        -------        -------
          Total..........................................      $ 6,231        $ 4,167        $ 2,331
                                                               -------        -------        -------
                                                               -------        -------        -------

                                                                      MARCH 31,
                                                               -----------------------
                                                                 2001           2000
                                                               --------       --------
IDENTIFIABLE ASSETS
     Subscription/Pay-Per-View TV........................      $25,268        $21,346
     Internet Group......................................       18,248         16,371
     Corporate Administration............................       35,610         24,946
     Eliminations........................................      (26,520)       (26,375)
                                                               -------        -------
          Total..........................................      $52,606        $36,288
                                                               -------        -------
                                                               -------        -------

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- MAJOR CUSTOMER

     The Company's revenue from a major customer (revenues in excess of 10% of total sales) is from an entity involved in the satellite broadcast industry. The revenue from such customer as a percentage of total revenues for each of the three years ended March 31 are as follows:

                                                    2001             2000             1999
                                                  --------         --------         --------
Customer A.................................          19%              12%               1%

     At March 31, 2001 and 2000, accounts receivable from Customer A is $2,887,734 and $785,575, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. Customer A is included in the Subscription/Pay-Per-View TV Segment.

     The loss of its significant customer could have a materially adverse effect on the Company's business, operating results or financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectable accounts.

NOTE 10 -- DISCONTINUED OPERATIONS

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

     Operating results of discontinued operations for David are as follows in 000s:

                                                            2001          2000          1999
                                                          --------      --------      --------
Revenues................................................   $  --         $  --         $ 201
Net Loss................................................   $  --         $  --         $(179)

NOTE 11 -- RELATED PARTY TRANSACTIONS

     Amounts due to related parties for the years ended March 31, 2001 and 2000 aggregated to $0 and $12,142, respectively. These amounts due are non-interest-bearing and are payable on demand.

     The Company issued a note payable to a related party in the amount of $809,000 for the purchase of domain names during the year ended March 31, 2000. This note and the related interest were paid in full on August 31, 2000. Interest on the notes was calculated using the prime rate.

     The Company carries out administrative and processing services for a company in which a director has an interest. The Company recognized revenue of $48,363 and $79,467 during the years ended March 31, 2001 and 2000, respectively, by charging a processing fee of 3% of the related party's revenue.

     During the year ended March 31, 2001, the Company entered into an office lease agreement, which is personally guaranteed by the president of the Company and his wife. As an inducement to the guarantors, they were granted a security interest in certain domain names, which has an original purchase price of approximately $1,600,000.

     Amounts due from related parties for the years ended March 31, 2001 and 2000 aggregated to $64,061 and $0, respectively. During the year ended March 31, 2001, the Company gave related parties

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
an advance of $43,804, which is non-interest-bearing, and a loan of $36,912, which bears interest at 8% per annum. The loan matures on October 17, 2001.

NOTE 12 -- SERIES C CONVERTIBLE REDEEMABLE PREFERRED STOCK

     On October 14, 1999, the Company issued 600 shares of 7% Series C Convertible Preferred Stock at $10,000 per share to a single institutional investor.

     The Preferred Stock was initially convertible into the Company's common stock at a price of $7.87 per share which was equal to 140% of the market price of the Company's stock at the closing date of the transaction. The Company had the right to redeem the Preferred Stock at any time, in whole or in part, at a price equal to the amount the investor would have received if the investor had then converted its shares of Preferred Stock into common stock, or, if greater, 115% of the amount paid by the investor for the Preferred Stock. The preferred stock was redeemable by the holder upon certain triggering events outside the control of the Company. The triggering events were: 1) lapsing of the effectiveness of the underlying shares registration statement for more than three trading days; 2) failure of the Company's Common Stock to be listed for trading on the NASDAQ or on a subsequent market or the suspension of the Common Stock from trading on the NASDAQ or on a subsequent market for more than three trading days; 3) failure of the Company to deliver certificates representing the underlying shares issuable upon a conversion within ten days of a Conversion Date; 4) the Company is a party to any Change of Control transaction as defined in the agreement; 5) failure to cure a breach of any material term of the agreement within the time frame specified in the agreement; 6) failure to pay in full the amount of cash due pursuant to a Buy-In within seven days after notice is delivered; and 7) the Company fails to have available a sufficient number of authorized and unreserved shares of Common Stock to issue upon a conversion. The shares automatically convert after three years, or September 30, 2002, if not redeemed earlier. As of March 31, 2001, all convertible preferred stock had been converted to common stock.

     In connection with this transaction, the Company also issued to its investor 60,000 warrants dated September 30, 1999, exercisable at $7.87 per share, to purchase common stock of the Company for each $1 million invested with the Company. These warrants were valued at $752,000.

NOTE 13 -- COMMITMENTS

LEASES

     The Company maintains non-cancelable leases for office space and equipment under various operating and capital leases. Included in property and equipment at March 31, 2001, 2000, and 1999 is $5,224,781, $3,976,997, and $2,881,107,
respectively, of equipment under capital leases. Accumulated depreciation relating to these leases was $2,666,206, $1,591,231, and $779,956, respectively. In addition, CSB has entered into sub-lease agreements with an unrelated party for the use of transponders to broadcast CSB's channels on satellites. The leases expire through March 31, 2012.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments under these leases as of March 31, 2001 were as follows:


YEAR ENDED
MARCH 31,                                                OPERATING           CAPITAL
-------------                                           -----------         ----------
2002..............................................      $ 5,208,678         $1,731,584
2003..............................................        2,066,474            929,951
2004..............................................          912,290            254,080
2005..............................................          815,145             34,778
2006..............................................          767,432                 --
Thereafter........................................        3,787,129                 --
                                                        -----------         ----------
                                                        $13,557,148          2,950,393
Less amount representing interest.................                             455,923
                                                                            ----------
                                                                             2,494,470
Less current portion..............................                           1,459,452
                                                                            ----------
          LONG-TERM PORTION.......................                          $1,035,018
                                                                            ----------
                                                                            ----------

     Rent expense for the years ended March 31, 2001, 2000, and 1999 was $6,411,751, $6,782,134 and $6,184,214, which includes transponder payments, respectively.

EMPLOYMENT CONTRACTS

     The Company employs certain key staff and directors under non-cancelable employment contracts in California and Colorado. These employment contracts expire through March 31, 2004.

     Commitments under these obligations at March 31, 2001 were as follows:

YEAR ENDED
MARCH 31,
-----------
2002........................................................         $1,643,917
2003........................................................          1,464,333
2004........................................................             40,000
                                                                     ----------
          TOTAL.............................................         $3,148,250
                                                                     ----------
                                                                     ----------

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 14 -- NOTES PAYABLE

     Notes payable at March 31 consisted of the following:

                                                                      2001             2000
                                                                   ----------       ----------
  Unsecured note payable bearing interest at 15% per annum.
     The principal is payable in cash on January 16, 2003.
     Interest is payable at the option of the Holder in cash
     or stock on a quarterly basis, in arrears, commencing
     May 1, 2001............................................       $  250,000       $       --

  Unsecured note payable bearing interest at 15% per annum.
     The principal is payable in cash on January 30, 2003.
     Interest is payable at the option of the Holder in cash
     or stock on a quarterly basis, in arrears, commencing
     May 1, 2001............................................          250,000               --

  Unsecured note payable bearing interest at 15% per annum.
     The principal is payable in cash on February 2, 2003.
     Interest is payable at the option of the Holder in cash
     or stock on a quarterly basis, in arrears, commencing
     May 1, 2001............................................          500,000               --

  Unsecured note payable bearing interest at 1% per month.
     The principal is payable in cash on or before December
     17, 2002. Interest will be paid on the outstanding
     principal amount on a monthly basis on or before the
     fifth day of each month................................        5,000,000
                                                                   ----------       ----------
                                                                    6,000,000               --
                                                                   ----------       ----------
  Less current portion......................................               --               --
                                                                   ----------       ----------
          LONG-TERM PORTION.................................       $6,000,000       $       --
                                                                   ----------       ----------
                                                                   ----------       ----------

     Future minimum principal payments under notes payable as of March 31, 2001 were as follows:

YEAR ENDED
MARCH 31,
------------
2002........................................................         $       --
2003........................................................          6,000,000
                                                                     ----------
                 TOTAL......................................         $6,000,000
                                                                     ----------
                                                                     ----------

NOTE 15 -- LICENSE AGREEMENTS

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

     As discussed in Note 5, New Frontier Media executed a definitive license agreement to acquire exclusive rights to Metro's 3,000 title adult film and video library and multi-million still image archive for a period of seven years with renewal provisions. In addition, the Company entered into a multi-year production agreement with Metro which calls for the delivery of at least three new adult feature titles per month over the next five years.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 16 -- ACCRUED GUARANTEED PAYMENTS

     The Company has made on-line arrangements with various webmasters which guarantee variable payments based on the percentage of total converted sales. At March 31, 2001 and 2000, the amount due was $424,664 and $309,793, respectively.

NOTE 17 -- FOURTH QUARTER ADJUSTMENTS

     As of December 31, 1998, the Company miscalculated the amount of deferred revenue by approximately $698,000. In addition, the aggregate effect of year-end adjustments amounted to approximately $356,000. The effect of the above items increased the net loss for the year ending March 31, 1999 by approximately $1,054,000.

NOTE 18 -- DEFERRED COMPENSATION PLAN

     The Company sponsors a 401(k) retirement plan. The plan covers substantially all eligible employees of the Company. Employee contributions to the plan are elective, and the Company has discretion to match employee contributions. All contributions by the Company are vested over a five-year period. Contributions by the Company for the years ended March 31, 2001, 2000 and 1999 were $150,577, $199,778 and $130,855, respectively.

NOTE 19 -- CONTINGENCIES

     On January 25, 1999, a lawsuit was filed against the Company and two of its officers by J.P. Lipson ("Lipson Lawsuit") in the District Court in Boulder, Colorado (Case No. 99CV30) alleging breach of contract, tort, and securities law claims arising out of an October 5, 1998, letter of intent. The letter of intent contemplated that a formal definitive agreement would be prepared and executed, the definitive agreement would be subject to regulatory and shareholder approval, and the definitive agreement would require Mr. Lipson to make available to the Company a line of credit in exchange for securities convertible into a 70% equity interest in the Company. Within weeks of the signing of the letter of intent, a dispute arose between the Company and Mr. Lipson and no formal definitive agreement was ever entered. In his action, Mr. Lipson sought, among other things, an order of the court requiring the Company to convey the equity interest claimed by Mr. Lipson, monetary damages of $10,000,000 pursuant to a liquidated damage clause contained in the letter of intent, and additional compensatory and punitive damages.

     The trial commenced on August 14, 2000. On September 1, 2000, a jury rendered a verdict partially in favor of Mr. Lipson. The court, on December 5, 2000, entered judgment awarding Mr. Lipson $10,000,000 in liquidated damages for breach of contract and $1,000,000 in punitive damages. The court rejected Mr. Lipson's claim for an equity in the Company. Additional damages were awarded against the two officers of the Company. On December 20, 2000, the court ordered that execution of the judgment be stayed upon the Company's posting a bond of $1,200,000. The Company timely posted the requisite bond and the stay remains in effect.

     On December 19, 2000, the Company filed its motion for judgment notwithstanding the verdict or for a new trial. On February 20, 2001, the trial court granted the Company's motion for judgment notwithstanding the verdict and reduced the actual damages against the Company from $10,000,000 to $1,000,000, thereby reducing Mr. Lipson's total award, exclusive of costs and interest, against the Company and two officers to $2,500,000.

     On January 26, 2001, the Company filed its motion to vacate the judgment on the grounds that newly discovered evidence revealed that a key trial witness for Mr. Lipson had received, in the months leading up to and including the time of trial, approximately $139,000 from monies originating from Mr. Lipson.

     On March 19, 2001, the trial court ordered that an evidentiary hearing be held on January 21, 2002, with respect to the Company's motion to vacate the judgment.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Mr. Lipson and the Company have filed cross-appeals from the judgment entered in the trial court. However, on or about May 18, 2001, the appellate court granted the Company's motion to remand the case to the trial court and to stay appellate proceedings pending the resolution of the Company's motion to vacate the judgment.

     The Company has booked a $2.5 million reserve for the judgment. The Company believes that its existing cash balances and cash flow from operations will be sufficient to satisfy this judgment should it become necessary.

OTHER LITIGATION

     In the normal course of business, the Company is subject to various other lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 20 -- RISKS AND UNCERTAINTIES

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company has deposits in a bank in excess of the FDIC insured amount of $100,000. The amount in excess of the $100,000 is subject to loss should the bank cease business.

NOTE 21 -- SUBSEQUENT EVENTS

     In April 2001, the Company acquired the C-Band subscriber base of Emerald Media, Inc. ("EMI") for $750,000 paid in cash and stock. EMI was formerly the Company's largest competitor in the adult C-Band market, operating two competing networks which were subsequently shut down after the acquisition.

     In May 2001, the Company repaid $2,000,000 in principal on its $5,000,000 unsecured note payable.

     The Company entered into approximately $1.3 million in capital leases subsequent to year end.

     The Company entered into a new building lease subsequent to year end. Monthly payments are $22,500 and the lease expires in the year 2011.

                            SUPPLEMENTAL INFORMATION

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
New Frontier Media, Inc. and Subsidiaries
Boulder, Colorado

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 18, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
New Frontier Media, Inc. and Subsidiaries
Boulder, Colorado

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II for the years ended March 31, 2000 and 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

SPICER, JEFFRIES & CO.

Denver, Colorado
May 23, 2000

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                                   (IN 000S)

                                                            ADDITIONS      ADDITIONS
                                               BALANCE,    (DEDUCTIONS)   (DEDUCTIONS)       BALANCE,
                                               BEGINNING    CHARGED TO        FROM             END
                                                OF YEAR     OPERATIONS      RESERVE          OF YEAR
                                               ---------   ------------   ------------       --------
Allowance for doubtful accounts
  March 31, 2001.............................   $     6      $ 1,053        $  (696)         $    363
                                                -------      -------        -------          --------
                                                -------      -------        -------          --------
  March 31, 2000.............................   $    --      $     6        $    --          $      6
                                                -------      -------        -------          --------
                                                -------      -------        -------          --------
  March 31, 1999.............................   $    --      $    --        $    --          $     --
                                                -------      -------        -------          --------
                                                -------      -------        -------          --------

                                                            ADDITIONS      ADDITIONS
                                               BALANCE,    (DEDUCTIONS)   (DEDUCTIONS)       BALANCE,
                                               BEGINNING    CHARGED TO        FROM             END
                                                OF YEAR     OPERATIONS      RESERVE          OF YEAR
                                               ---------   ------------   ------------       --------
Valuation allowance for deferred tax asset
  March 31, 2001.............................   $ 3,425      $(3,425)       $    --          $      0
                                                -------      -------        -------          --------
                                                -------      -------        -------          --------
  March 31, 2000.............................   $ 3,980      $    --        $  (555)         $  3,425
                                                -------      -------        -------          --------
                                                -------      -------        -------          --------
  March 31, 1999.............................   $ 1,132      $    --        $ 2,848          $  3,980
                                                -------      -------        -------          --------
                                                -------      -------        -------          --------

                                                            ADDITIONS      ADDITIONS
                                               BALANCE,    (DEDUCTIONS)   (DEDUCTIONS)       BALANCE,
                                               BEGINNING    CHARGED TO        FROM             END
                                                OF YEAR     OPERATIONS      RESERVE          OF YEAR
                                               ---------   ------------   ------------       --------
Reserve for chargebacks/credits
  March 31, 2001.............................   $   453      $ 2,936        $(2,946)         $    443
                                                -------      -------        -------          --------
                                                -------      -------        -------          --------
  March 31, 2000.............................   $   698      $ 3,852        $(4,097)         $    453
                                                -------      -------        -------          --------
                                                -------      -------        -------          --------
  March 31, 1999.............................   $   251      $ 4,225        $(3,778)         $    698
                                                -------      -------        -------          --------
                                                -------      -------        -------          --------