Form 10-Q
period 2001-06-30
NEW FRONTIER MEDIA INC /CO/
filed 2001-08-14
CIK 847383

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

                  For the quarterly period ended June 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2001: 21,129,680 shares of Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                            NEW FRONTIER MEDIA, INC.

                                     Index

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
       PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements

                Consolidated Balance Sheets as of June 30, 2001 and
                March 31, 2001 (Unaudited)..........................        3-4

                Consolidated Statements of Operations for the
                quarter ended June 30, 2001 and 2000 (Unaudited)....          5

                Consolidated Statements of Comprehensive Income for
                the quarter ended June 30, 2001 and 2000
                (Unaudited).........................................          6

                Consolidated Statements of Cash Flows for the
                quarter ended June 30, 2001 and 2000 (Unaudited)....          7

                Notes to Consolidated Financial Statements
                (Unaudited).........................................       8-12

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................      13-19

       Item 3.  Quantitative and Qualitative Disclosures about
                Market Risk.........................................         19

       PART II. OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K....................         19

       SIGNATURES...................................................         20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)

                                     ASSETS

                                                                    JUNE 30,
                                                                      2001             MARCH 31,
                                                                   (UNAUDITED)           2001
                                                                   -----------         ---------
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of
     $400,000 and $324,016, respectively....................         $ 7,273            $ 8,667
  Accounts receivable, net of allowance for doubtful
     accounts of $458,355 and $363,000, respectively........           5,147              5,747
  Prepaid distribution rights...............................           2,318              2,228
  Prepaid expenses..........................................           2,008              2,118
  Deferred tax asset........................................           5,229              5,365
  Due from related party....................................             103                 64
  Other.....................................................           1,084              1,150
                                                                     -------            -------
       TOTAL CURRENT ASSETS.................................          23,162             25,339
                                                                     -------            -------
FURNITURE AND EQUIPMENT, at cost............................          21,426             19,230
  Less: accumulated depreciation and amortization...........          (8,279)            (7,082)
                                                                     -------            -------
       NET FURNITURE AND EQUIPMENT..........................          13,147             12,148
                                                                     -------            -------
OTHER ASSETS:
  Prepaid distribution rights...............................           9,139              8,869
  Excess cost over fair value of net assets acquired, less
     accumulated amortization of $2,140,521 and $1,981,499,
     respectively...........................................           4,220              4,379
  Marketable securities -- available for sale...............              20                 25
  Other.....................................................           2,532              1,846
                                                                     -------            -------
       TOTAL OTHER ASSETS...................................          15,911             15,119
                                                                     -------            -------
TOTAL ASSETS................................................         $52,220            $52,606
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000S)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    JUNE 30,
                                                                      2001             MARCH 31,
                                                                   (UNAUDITED)           2001
                                                                   -----------         ---------
CURRENT LIABILITIES:
  Accounts payable..........................................        $  2,388           $  1,632
  Current portion of obligations under capital lease........           1,737              1,459
  Deferred revenue..........................................           3,797              3,860
  Reserve for chargebacks/credits...........................             402                443
  Litigation reserve........................................           2,500              2,500
  Other accrued liabilities.................................           2,303              2,981
                                                                    --------           --------
       TOTAL CURRENT LIABILITIES............................          13,127             12,875
                                                                    --------           --------
LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current
     portion................................................           1,739              1,035
  Note payable..............................................           4,000              6,000
  Other.....................................................              --                 41
                                                                    --------           --------
       TOTAL LONG-TERM LIABILITIES..........................           5,739              7,076
                                                                    --------           --------
          TOTAL LIABILITIES.................................          18,866             19,951
                                                                    --------           --------
SHAREHOLDERS' EQUITY
  Common stock, $.0001 par value, 50,000,000 shares
     authorized, 21,094,680 and 20,938,420, respectively,
     shares issued and outstanding..........................               2                  2
  Preferred stock, $.10 par value, 5,000,000 shares
     authorized:
     Class A, no shares issued and outstanding..............              --                 --
     Class B, no shares issued and outstanding..............              --                 --
  Additional paid-in capital................................          44,392             43,929
  Minority interest in subsidiary...........................            (171)              (171)
  Other comprehensive loss..................................             (98)               (93)
  Accumulated deficit.......................................         (10,771)           (11,012)
                                                                    --------           --------
       TOTAL SHAREHOLDERS' EQUITY...........................          33,354             32,655
                                                                    --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................        $ 52,220           $ 52,606
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000S)

                                                                       (UNAUDITED)
                                                                      QUARTER ENDED
                                                                        JUNE 30,
                                                                  ---------------------
                                                                   2001          2000
                                                                  -------       -------
SALES, net..................................................      $14,974       $13,483
COST OF SALES...............................................        7,280         7,033
                                                                  -------       -------
GROSS MARGIN................................................        7,694         6,450
                                                                  -------       -------
OPERATING EXPENSES:
  Sales and marketing.......................................        2,211         1,746
  General and administrative................................        4,582         3,678
  Goodwill amortization.....................................          159           159
                                                                  -------       -------
       TOTAL OPERATING EXPENSES.............................        6,952         5,583
                                                                  -------       -------
       OPERATING INCOME.....................................          742           867
                                                                  -------       -------
OTHER INCOME (EXPENSE):
  Interest income...........................................           67            80
  Interest expense..........................................         (401)         (248)
                                                                  -------       -------
       TOTAL OTHER INCOME (EXPENSE).........................         (334)         (168)
                                                                  -------       -------
INCOME BEFORE MINORITY INTEREST AND
  INCOME TAXES..............................................          408           699
                                                                  -------       -------
  Minority interest in loss of subsidiary...................           --            44
                                                                  -------       -------
NET INCOME BEFORE PROVISION FOR INCOME TAXES................          408           743
  Provision for income taxes................................         (167)           (2)
                                                                  -------       -------
       NET INCOME...........................................      $   241       $   741
                                                                  =======       =======
Basic Earnings per share....................................      $   .01       $   .04
                                                                  =======       =======
Diluted Earnings per share..................................      $   .01       $   .03
                                                                  =======       =======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   IN (000'S)

                                                                       (UNAUDITED)
                                                                      QUARTER ENDED
                                                                        JUNE 30,
                                                                  ---------------------
                                                                   2001          2000
                                                                  -------       -------
  Net income................................................      $   241       $   741
  Other comprehensive income (loss)
     Unrealized loss on available-for-sale marketable
     securities.............................................           (5)          (72)
                                                                  -------       -------
       Total comprehensive income...........................      $   236       $   669
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                        (UNAUDITED)
                                                                  QUARTER ENDED JUNE 30,
                                                                  -----------------------
                                                                    2001           2000
                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................      $   241        $   741
     Adjustments to reconcile net income to net cash (used
      in) provided by operating activities:
     Conversion of interest to common stock.................           46             83
     Accretion of interest..................................           --             59
     Stock/warrants issued for services and legal
      settlement............................................           --             80
     Recognition of expense related to warrants.............          122             --
     Depreciation and amortization..........................        2,216          1,422
     Minority interest in loss of subsidiary................           --            (45)
     (Increase) Decrease in operating assets................
            Accounts receivable.............................          600         (1,791)
            Deferred tax asset..............................          136             --
            Receivables and prepaid expenses................          737            865
            Prepaid distribution rights.....................       (1,064)          (916)
            Other assets....................................         (718)          (360)
     Increase (Decrease) operating liabilities..............
            Accounts payable................................          756            660
            Deferred revenue, net...........................          (62)          (248)
            Reserve for chargebacks/credits.................          (41)            16
            Other accrued liabilities.......................         (718)          (454)
                                                                  -------        -------
               NET CASH PROVIDED BY OPERATING ACTIVITIES....        2,251            112
                                                                  -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture....................         (675)        (2,108)
     Purchase of subscriber base............................         (500)            --
                                                                  -------        -------
          NET CASH USED IN INVESTING ACTIVITIES.............       (1,175)        (2,108)
                                                                  -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations..................         (540)          (307)
     Payment of related party notes payable.................          (40)          (169)
     Payment on note payable................................       (2,000)            --
     Issuance of common stock...............................          110          1,606
     Payment on distribution payable........................           --           (150)
     Decrease in debt offering cost.........................           --             15
                                                                  -------        -------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES......................................       (2,470)           995
                                                                  -------        -------
NET DECREASE IN CASH........................................      $(1,394)       $(1,001)
CASH, beginning of period...................................        8,667          6,644
                                                                  -------        -------
CASH, end of period.........................................      $ 7,273        $ 5,643
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          ORGANIZATION

The accompanying audited consolidated financial statements include the accounts of New Frontier Media, Inc. ("the Company" or "New Frontier Media") and its wholly owned subsidiaries Colorado Satellite Broadcasting, Inc. d/b/a The Erotic Networks ("CSB" or "TEN"), Interactive Telecom Network, Inc. ("ITN"), Interactive Gallery, Inc. ("IGI") and 90% of Card Transactions, Inc. ("CTI").

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

BASIS OF PRESENTATION

The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (the "2001 Form 10-K") of New Frontier Media, Inc. and its subsidiaries (the "Company"). Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- FURNITURE AND FIXTURES

Property and equipment consisted of the following: (in 000s)

                                                               JUNE 30,         MARCH 31,
                                                                 2001             2001
                                                               --------         ---------
Furniture, fixtures and equipment.......................      $       690      $       690
Software................................................              274              274
Computer equipment......................................            7,961            7,315
Capitalized leased equipment............................            6,557            5,225
Capitalized URLs........................................            4,755            4,748
Leasehold improvements..................................            1,189              321
Assets in the course of construction....................               --              657
                                                              -----------      -----------
                                                                   21,426           19,230
Less accumulated depreciation and amortization..........           (8,279)          (7,082)
                                                              -----------      -----------
TOTAL...................................................      $    13,147      $    12,148
                                                              ===========      ===========

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

The components of basic and diluted earnings per share are as follows:

                               EARNINGS PER SHARE
                                   (IN 000S)

                                                                    QUARTER ENDED
                                                                       JUNE 30,
                                                                 --------------------
                                                                  2001         2000
                                                                 -------      -------
Net income available for common shareholders...............      $   241      $   741
                                                                 =======      =======
Average outstanding shares of common stock.................       21,044       20,462
Dilutive effect of:
Warrants/Employee Stock Options............................        2,111        1,954
                                                                 -------      -------
Common stock and common stock equivalents..................       23,155       22,416
                                                                 =======      =======
Earnings per share:
Basic......................................................      $   .01      $   .04
Diluted....................................................      $   .01      $   .03

NOTE 4 -- SHAREHOLDERS' EQUITY

During the quarter, the Company issued 51,100 shares of common stock for the exercise of compensatory warrants and options.

During the quarter, the Company issued 94,137 shares of common stock for the purchase of a subscriber base.

During the quarter, the Company issued 11,023 shares of common stock in lieu of interest.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- STOCK OPTIONS AND WARRANTS

The Company granted warrants to consultants for services provided allowing them to purchase common stock of New Frontier Media. The following information describes information relating to warrants issued during the quarter:

                   EXPIRATION DATE                        WARRANTS       PRICE
                   ---------------                        --------       -----
04/16/04..............................................     20,000        $3.28
04/02/07..............................................     25,000        $3.00
05/01/07..............................................     20,000        $3.63

As of June 30, 2001, the Company had granted 2,349,500 Options from the 2000 Millenium Stock Option Plan, 1,557,950 Options from the 1999 Incentive Stock Option Plan and 843,000 Options from the 1998 Stock Option Plan.

NOTE 6 -- SEGMENT INFORMATION

For internal reporting purposes, management segregates the Company into three divisions: 1) Subscription/Pay-Per View TV, 2) Internet Group and 3) Corporate Administration.

The following tables represent financial information by reportable segment (in thousands):

                                                                       QUARTER ENDED
                                                                          JUNE 30,
                                                                  ------------------------
                                                                    2001           2000
                                                                  --------       ---------
NET REVENUE
     Subscription/Pay-Per-View TV...........................      $ 6,993         $ 5,498
     Internet Group.........................................        7,950           7,955
     Corporate Administration...............................           31              30
                                                                  -------         -------
          Total.............................................      $14,974         $13,483
                                                                  =======         =======
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES
     Subscription/Pay-Per-View TV...........................      $ 1,227         $   436
     Internet Group.........................................        1,290           1,458
     Corporate Administration...............................       (2,109)         (1,195)
                                                                  -------         -------
          Total.............................................      $   408         $   699
                                                                  =======         =======
INTEREST INCOME
     Subscription/Pay-Per-View TV...........................      $     1         $     5
     Internet Group.........................................            2               7
     Corporate Administration...............................           64              68
                                                                  -------         -------
          Total.............................................      $    67         $    80
                                                                  =======         =======
INTEREST EXPENSE
     Subscription/Pay-Per-View TV...........................      $    65         $    32
     Internet Group.........................................          114              76
     Corporate Administration...............................          222             140
                                                                  -------         -------
          Total.............................................      $   401         $   248
                                                                  =======         =======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                       QUARTER ENDED
                                                                          JUNE 30,
                                                                  ------------------------
                                                                    2001           2000
                                                                  --------       ---------
DEPRECIATION AND AMORTIZATION
     Subscription/Pay-Per-View TV...........................      $ 1,353         $   979
     Internet Group.........................................          860             442
     Corporate Administration...............................            3               1
                                                                  -------         -------
          Total.............................................      $ 2,216         $ 1,422
                                                                  =======         =======

                                                                  JUNE 30,       MARCH 31,
                                                                    2001           2001
                                                                  --------       ---------
IDENTIFIABLE ASSETS
     Subscription/Pay-Per-View TV...........................      $25,556         $25,268
     Internet Group.........................................       17,123          18,248
     Corporate Administration...............................       33,012          35,610
     Eliminations...........................................      (23,471)        (26,520)
                                                                  -------         -------
          Total.............................................      $52,220         $52,606
                                                                  =======         =======

NOTE 7 -- MAJOR CUSTOMER

The Company's revenue from a major customer (revenues in excess of 10% of total sales) is from an entity involved in the satellite broadcast industry. The revenue from such customer as a percentage of total revenues for the quarters ended June 30 are as follows:

                                                             2001         2000
                                                             ----         ----
Customer A............................................        23%          18%

At June 30, 2001 and March 31, 2001, accounts receivable from Customer A is $2,375,935 and $2,887,734, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. Customer A is included in the Subscription/Pay-Per-View TV Segment.

The loss of its significant customer could have a materially adverse effect on the Company's business, operating results or financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectable accounts.

NOTE 8 -- NOTES PAYABLE

Notes payable at June 30 consisted of the following:

                                                                      2001             2000
                                                                   ----------       ----------
  Unsecured note payable bearing interest at 15% per annum.
     The principal is payable in cash on January 16, 2003.
     Interest is payable at the option of the Holder in cash
     or stock on a quarterly basis, in arrears, commencing
     May 1, 2001............................................       $  250,000       $       --

  Unsecured note payable bearing interest at 15% per annum.
     The principal is payable in cash on January 30, 2003.
     Interest is payable at the option of the Holder in cash
     or stock on a quarterly basis, in arrears, commencing
     May 1, 2001............................................          250,000               --

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                       2001             2000
                                                                    ----------       ----------
  Unsecured note payable bearing interest at 15% per annum. The principal is payable in cash on February 2, 2003.
     Interest is payable at the option of the Holder in cash
     or stock on a quarterly basis, in arrears, commencing
     May 1, 2001............................................        $  500,000       $       --
  Unsecured note payable bearing interest at 1% per month.
     The principal is payable in cash on or before December
     17, 2002. Interest will be paid on the outstanding
     principal amount on a monthly basis on or before the
     fifth day of each month................................         3,000,000
                                                                    ----------       ----------
                                                                     4,000,000               --
                                                                    ----------       ----------
  Less current portion......................................                --               --
                                                                    ----------       ----------
          LONG-TERM PORTION.................................        $4,000,000       $       --
                                                                    ==========       ==========

NOTE 9 -- ACQUISITION

In April 2001, the Company acquired the C-Band subscriber base of Emerald Media, Inc. ("EMI") for $750,000 paid in cash and stock. EMI was formerly the Company's largest competitor in the adult C-Band market, operating two competing networks which subsequently shut down after the acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. These statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully manage our credit card chargeback and credit percentage in order to maintain our ability to accept credit cards as a form of payment for our products and services; 2) our ability to compete effectively with our primary Cable/ DSB competitor; 3) our ability to compete effectively with our Internet competitors; 4) our ability to attract traffic to our web sites; 5) our ability to increase the conversion and retention rates of our web sites; and 6) our ability to retain our key executives.

The following table reflects the Company's results of operations for the quarter ended June 30, 2001 and 2000.

                             RESULTS OF OPERATIONS

                                                                     (IN MILLIONS)
                                                                    QUARTERS ENDED
                                                                       JUNE 30,
                                                                   -----------------
                                                                   2001         2000
                                                                   ----         ----
NET REVENUE
Subscription/Pay-Per-View TV
     Cable/DBS..............................................        4.5          2.9
     C-Band.................................................        2.5          2.6
Internet Group
     Net Membership.........................................        5.3          4.8
     Sale of Content........................................        0.6          1.0
     Sale of Traffic........................................        1.9          1.9
     Other..................................................        0.1          0.2
                                                                   ----         ----
     TOTAL..................................................       14.9         13.4
                                                                   ====         ====
COST OF SALES
Subscription/Pay-Per-View TV................................        3.2          2.8
Internet Group..............................................        4.0          4.2
                                                                   ----         ----
     TOTAL..................................................        7.2          7.0
                                                                   ====         ====
OPERATING INCOME (LOSS)
Subscription/Pay-Per-View TV................................        1.3          0.5
Internet Group..............................................        1.4          1.5
Corporate Administration....................................       (2.0)        (1.2)
                                                                   ----         ----
     TOTAL..................................................        0.7          0.8
                                                                   ====         ====

NET REVENUE

Net revenue for the Company was $14.9 million for the quarter ended June 30, 2001, compared to $13.4 million for the quarter ended June 30, 2000, representing an increase of 11%. This improvement is due to an increase in net revenue for the Subscription/PPV TV Group. Revenue for the Subscription/PPV TV Group increased to $7.0 million for the quarter ended June 30, 2001, an increase of 27% from $5.5 million as of the quarter ended June 30, 2000. Revenue for the Internet Group was $7.9 million for the quarters ended June 30, 2001 and 2000.

OPERATING INCOME

Operating income for the Company decreased from $0.8 million for the quarter ended June 30, 2000, to $0.7 million for the quarter ended June 30, 2001.

Operating income for the Subscription/PPV TV Group increased from $0.5 million as of the quarter ended June 30, 2000 to $1.3 million as of the quarter ended June 30, 2001, representing an increase of 160%. Operating income for the Internet Group was $1.4 million for the quarter ended June 30, 2001 compared to operating income of $1.5 million for the quarter ended June 30, 2000, representing a decrease of 7%. Operating loss for the Corporate Administration segment increased from $1.2 million as of June 30, 2000, to $2.0 million as of June 30, 2001.

                    SUBSCRIPTION/PAY-PER-VIEW (PPV) TV GROUP

The following table outlines the current distribution environment and addressable households for each network:

                                                       ESTIMATED ADDRESSABLE HOUSEHOLDS
                                                      ----------------------------------
                                                                (IN THOUSANDS)
                                                        AS OF       AS OF
                                                      JUNE 30,    JUNE 30,
       NETWORK              DISTRIBUTION METHOD         2001        2000       % CHANGE
       -------              -------------------       ---------   ---------   ----------
Pleasure                Cable/DBS                      18,500       5,600        230%
TeN                     Cable/DBS                       6,500       5,600         16%
ETC                     Cable/DBS                       3,200       n/a          n/a
Extasy                  C-band/Cable/DBS                3,900       3,300         18% (1)
True Blue               C-band                          1,000       2,000        (50%) (1)
X-Cubed (2)             C-band                          1,000       1,500        (33%) (1)
TOTAL ADDRESSABLE SUBSCRIBERS                          34,100      18,000         47%

Note: "n/a" indicates that network was not launched at that time.

(1) % change includes 33% decline in C-band market addressable households. Total addressable C-Band households declined from 1.5 million as of June 30, 2000 to
1.0 million as of June 30, 2001.

(2) This network was formerly known as GonzoX. The network was renamed X-Cubed in May 2001.

NET REVENUE

Total net revenue for the Subscription/PPV TV Group was $7.0 million for the quarter ended June 30, 2001, representing a 27% increase from $5.5 million for the quarter ended June 30, 2000. Of total net revenue, C-Band net revenue was $2.5 million for the quarter ended June 30, 2001, as compared to $2.6 million for the quarter ended June 30, 2000, representing a decrease of 4%. Revenue from the Group's Cable/DBS services for the quarter ended June 30, 2001, was $4.5 million as compared to $2.9 million for the quarter ended June 30, 2000, an increase of 55%. Revenue from the Group's Cable/ DBS services is responsible for approximately 64% of the Group's total net revenue for the quarter ended June 30, 2001, as compared to 53% for the quarter ended June 30, 2000.

The decrease in C-Band revenue for the quarter ended June 30, 2001, is due to the declining C-Band market as the consumer's trend towards converting C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems continues. The C-Band market has decreased 33% since June 30, 2000, from
1.5 million addressable subscribers to 1.0 million addressable subscribers as of June 30, 2001.

The Subscription/PPV TV Group acquired the C-Band subscriber base of Emerald Media, Inc. ("EMI") in April 2001 for a total of $750,000 in stock and cash. EMI was formerly the Group's largest competitor in the adult C-Band market, operating two competing networks. The Subscription/PPV TV Group acquired approximately 27,000 unique subscribers to its three C-Band networks, and EMI's two networks were subsequently shut down. The Group anticipates that this acquisition will support its C-Band revenue stream in a quickly eroding market place. Although the C-Band market continues to decline, the number of subscribers to the Subscription/PPV TV Group's networks remains relatively stable.

The increase in the Subscription/PPV TV Group's Cable/DBS revenue for the quarter ended June 30, 2001 is a result of the following factors as discussed further below: 1) A 230% increase in Pleasure's addressable subscriber base; 2) the launch of Erotic Television Clips ("ETC") and 3) the continued success of Extasy.

Pleasure was launched on June 1, 1999 and was available to 5.6 million addressable subscribers as of June 30, 2000. Pleasure has grown to a total of
18.5 million addressable households as of June 30, 2001, an increase of 230%, as a result of both new Cable and DBS system launches and on-line growth of existing affiliates.

The Subscription/PPV TV Group signed a corporate carriage agreement with Time Warner Cable in January 2000 for distribution of Pleasure on all Time Warner Cable's digital systems. As of June 30, 2001, Pleasure was available to 2.6 million analog and digital addressable Time Warner Cable subscribers, including 296,000 Video-on-Demand ("VOD") subscribers.

In August 2000, the Subscription/PPV TV Group signed a contract with Hughes Electronic Corporation's DirecTV ("DirecTV") for carriage of a daily six-hour feed of Pleasure called "Pleasure Island". Pleasure Island airs each night on DirecTV from 10:00 p.m. to 4:00 a.m. EST and is sold as two, three-hour blocks of programming for $6.99 per block.

In December 2000, the Subscription/PPV TV Group signed a corporate carriage agreement with Comcast Corporation ("Comcast") for distribution of Pleasure on all of its digital systems. As of June 30, 2001, Pleasure was available to 1.1 million Comcast digital addressable subscribers.

The Subscription/PPV TV Group launched ETC in July 2000. As of June 30, 2001, ETC was available to 3.2 million Cable and DBS addressable subscribers.

The Subscription/PPV TV Group began to market Extasy to Cable and DBS providers during the fiscal year ended March 31, 2000. In January 2000, Echostar Communications Corporation's DISH network ("DISH") launched Extasy on its newest satellite at 110 degrees and made it available to its DISH 500 ("DISH 500") customers. DISH markets Extasy as both a subscription and PPV service, as well as offering a monthly combination subscription to both Extasy and TeN.

As of June 30, 2001, Extasy was available to 2.9 million Cable/DBS addressable subscribers up from 1.8 million addressable subscribers as of June 30, 2000, an increase of 61%. In addition, as of June 30, 2001, Extasy had 27,000 monthly DISH subscribers plus 10,000 monthly DISH subscribers to the Extasy/TeN combination package, up from 10,000 and 3,000, respectively, as of June 30, 2000.

In August 2001, DISH moved Extasy to its satellite at 119 degrees. DISH's satellite at 119 degrees is viewed by nearly double the addressable subscribers than its satellite at 110 degrees. The Subscription/ PPV TV Group expects to see an increase in the revenue from Extasy due to this move by DISH.

COST OF SALES

Cost of sales for the Subscription/PPV TV Group was $3.2 million, or 46% of revenue, for the quarter ended June 30, 2001, as compared to $2.8 million, or 51% of revenue, for the quarter ended June 30, 2000, an increase of 14%. Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, amortization of content licenses, Ten.com internet costs, and call center operations.

The increase in cost of sales quarter over quarter is due to the following: a) an increase in programming acquisition costs for screening, quality control and editing of the Group's content as it has expanded the number of movies offered on each of its networks; b) an increase in amortization expense related to the purchase of additional content as the Group has expanded the number of movies airing on its networks each month; and c) in increase in webmaster marketing costs related to the Group's Ten.com broadband product.

OPERATING INCOME

Operating income for the Subscription/PPV TV Group for the quarter ended June 30, 2001 was $1.3 million as compared to operating income of $0.5 million as of June 30, 2000, an increase of 160%. The increase in operating income for the quarter ended June 30, 2001, as compared to the quarter ended June 30, 2000, is due to a 27% increase in revenue. Additionally, the Subscription/PPV TV Group's gross margin percentage increased from 49% as of June 30, 2000 to 54% as of June 30, 2001.

Operating expenses as a percentage of revenue were 35% for the quarter ended June 30, 2001, as compared to 40% for the quarter ended June 30, 2000. The decrease in operating expenses as a percentage of revenue is a result of the Subscription/PPV TV Group's operating expenses such as advertising, commissions, trade show expenses, and consulting remaining fairly flat quarter to quarter as revenue increased 27%.

                                 INTERNET GROUP
NET REVENUE

Total net revenue for the Internet Group was $7.9 million for the quarters ended June 30, 2001 and 2000. The Internet Group's revenue is comprised of membership revenue from its consumer-based web sites, revenue from the sale of its content feeds, revenue from the sale of exit traffic, and revenue from its Internet Service Provider ("ISP") services.

Net membership revenue for the Internet Group was $5.3 million for the quarter ended June 30, 2001 compared to net membership revenue of $4.8 million for the quarter ended June 30, 2000, representing an increase of 10%. The Internet Group's chargebacks and credits decreased from $0.8 million, or 14% of gross membership revenue, as of June 30, 2000, to $0.7 million, or 12% of gross membership revenue, as of June 30, 2001. The Internet Group has continued to manage its credit card revenue closely in order to ensure that it is meeting the necessary chargeback parameters required by Visa and Mastercard.

The Internet Group has seen an increase in its membership revenue from quarter to quarter as a result of an increase in traffic to its sites and an increase in its conversion rates (the rate at which traffic to its sites converts into memberships).

Revenue from the Internet Group's sale of content was $0.6 million for the quarter ended June 30, 2001, compared to $1.0 million for the quarter ended June 30, 2000, representing a decrease of 40%. This decrease in revenue from the sale of content is due to continued competition forcing prices for content lower quarter to quarter.

Revenue is earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to affiliate webmaster marketing programs. Revenue from the sale of traffic was $1.9 million for the quarters ended June 30, 2001 and 2000. The Internet Group's traffic revenue remained flat quarter to quarter as it directed more of its traffic to its own consumer web sites, resulting in higher membership revenue.

The Internet Group is beginning to experience a decline in its revenue from international exit traffic due to technology issues and higher fees charged by outside international billing companies, and to non-U.S. consumers' movement to alternative billing methods. In order to offset this decline, the Group is exploring alternate means of international billing that will better insure stable, recurring revenues from certain foreign countries.

The Internet Group's other revenue was earned from the sale of its ISP services such as hosting, co-location, and bandwidth management to non-affiliated companies. The Group's other revenue was $0.1 million for the quarter ended June 30, 2001, compared to $0.2 million for the quarter ended June 30, 2000, representing a decrease of 50%. This decrease in other revenue was due to the Group's major non-affiliated customer changing service providers. The Group does not anticipate revenue growth in this area as it continues to focus its ISP on its internal needs.

COST OF SALES

Cost of sales for the Internet Group was $4.0 million for the quarter ended June 30, 2001, as compared to $4.2 million for the quarter ended June 30, 2000, representing a decrease of 5%. Cost of sales consists of variable expenses associated with credit card fees, merchant banking fees, bandwidth, membership acquisition costs, web site content costs, and depreciation of ISP assets. Cost of sales was 51% of total net revenue for the quarter ended June 30, 2001, as compared to 53% of net revenue for the quarter ended June 30, 2000.

More than 70% of the traffic to the Internet Group's web sites is acquired through affiliate programs that it markets to webmasters. These programs compensate webmasters for traffic referrals to the Internet Group's web sites. A webmaster will be paid a fee of $25 - $45 per referral that results in a membership to one of the Internet Group's web sites. Any traffic referred that does not result in a membership to the Internet Group's web sites will be sold by the Internet Group to other webmasters via affiliate programs to which it belongs, resulting in revenue from traffic sales.

The Internet Group's traffic acquisition costs were $1.9 million, or 23% of net revenue, as of the quarter ended June 30, 2001, as compared to $2.1 million, or 26% of net revenue, for the quarter ended June 30, 2000, representing a decrease of 10%. This decrease is due to the implementation of new traffic acquisition programs that focused on decreasing customer acquisition costs.

Merchant banking fees, including fees for credits and chargebacks, declined from 13% of gross membership revenue as of the quarter ended June 30, 2000, to 11% of gross membership revenue as of the quarter ended June 30, 2001. The decrease is due to lower negotiated check debit fees and to the transfer of the Internet Group's credit card processing to companies with lower transaction fees and discount rates.

Depreciation and amortization of ISP equipment was 11% and 7% of net revenue for the quarters ended June 30, 2001 and June 30, 2000, respectively. This increase in depreciation and amortization expense is due to the purchase of ISP equipment necessary to support the daily traffic to the Internet Group's web sites.

OPERATING INCOME

Operating income for the Internet Group was $1.4 million for the quarter ended June 30, 2001 as compared to $1.5 million for the quarter ended June 30, 2000, representing a decrease of 7%. Operating expenses were 31% of net revenue for the quarter ended June 30, 2001 as compared to 28% of net revenue for the quarter ended June 30, 2000. Total operating expenses increased 14% from the quarter ended June 30, 2000.

Expenses related to the Internet Group's billing department declined 47% from the quarter ended June 30, 2000. This decrease in expenses is related to the Company's decision to focus the billing department on the Internet Group only instead of non-affiliated customers.

Operating expenses unrelated to the billing department increased 28% from the quarter ended June 30, 2000. This increase was related to an increase in trade show expenses, legal fees, and expenses related to the Internet Group's move to its new building which occurred in June 2001.

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

The operating loss for this segment increased from $1.2 million for the quarter ended June 30, 2000, to an operating loss of $2.0 million for the quarter ended June 30, 2001, an increase of 67%.

The increase in quarter to quarter operating loss for this segment is due to an increase in legal expenses related to ongoing litigation matters, an increase in consulting expenses related to the hiring of an investment advisory firm, and an increase in amortization related to debt offering costs.

                        LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended June 30, 2001, cash provided by operating activities of $2.3 million was primarily associated with net income of $0.2 million, depreciation and amortization expense of $2.2 million, an increase in accounts payable of $0.8 million, and a decrease in accounts receivable of $0.6 million. This cash provided by operations was offset by a $1.0 million increase in distribution rights related to the Company's licensing of content, a $0.7 million decrease in accrued expenses and a $0.7 million increase in other assets.

For the quarter ended June 30, 2000, cash provided by operating activities of $0.1 million was primarily associated with net income of $0.7 million, depreciation and amortization expense of $1.4 million, and an increase in accounts payable of $0.6 million. This cash provided by operations was offset by a $0.9 million increase in prepaid distribution rights related to the Company's licensing of content and an increase in accounts receivable of $1.8 million.

Cash used in investing activities was $1.2 million for the quarter ended June 30, 2001. This use of cash was primarily related to $0.5 million paid for the acquisition of the subscriber base of Emerald Media, Inc. by the Subscription/PPV TV Group and $0.7 million related to the build out of space for the Internet Group, ISP facility and Boulder, Colorado headquarters. Cash used in investing activities for the quarter ended June 30, 2000 was $2.1 million and was primarily associated with the purchase of six domain names for the Internet Group in the amount of $1.6 million.

Cash used in financing activities was $2.5 million for the quarter ended June 30, 2001, compared to cash provided by financing activities of $1.0 million for the quarter ended June 30, 2000. Cash used in financing activities for the quarter ended June 30, 2001, was related to the repayment of $2.0 million in principal on the Company's notes payable and $0.5 million in payments made on the Company's capital leases. Cash provided by financing activities of $1.0 million for the quarter ended June 30, 2000 was attributable to the contribution of $1.3 million by the senior management group as part of the agreement reached with NASDAQ to maintain the Company's listing.

The Company completed the build out of new space for the Internet Group's sales, marketing, and administrative personnel in June 2001. During the second quarter of the current fiscal year, the Company will complete the build out of new space for its Boulder headquarters at an estimated cost of $1.2 million and will complete the build out of new space for its Internet Service Provider facility at an estimated cost of $1.2 million. The Company expects to fund these two projects from cash flow from operations and lease financing.

The Company has $4.0 million in notes payable outstanding. The notes bear interest at 12 - 15% per annum and the principal is due in 2002 and 2003. The Company expects to pay the interest due in common stock where possible and out of cash flow from operations in all other instances. In addition, the Company expects to pay the principal due in 2002 and 2003 out of cash flows from operations or through a refinancing of the notes at the time of maturity.

The Company is seeking to raise up to $20 million of senior and subordinated debt during its current fiscal year in order to fund expansion and consolidation opportunities in the Internet market. There can be no assurances provided that the Company will be successful in its ability to complete this financing.

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

Interest Rate Sensitivity. As of June 30, 2001, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

10.24 Amendment to Employment Agreement between the Company and Mark Kreloff

10.25 Amendment to Employment Agreement between the Company and Michael Weiner

10.26 Amendment to Employment Agreement between Interactive Telecom Network, Inc. and Edward Bonn

b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

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