Form 10-Q
period 2001-09-30
NEW FRONTIER MEDIA INC /CO/
filed 2001-11-13
CIK 847383

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

For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of November 8, 2001: 21,154,338 shares of Common Stock

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                            NEW FRONTIER MEDIA, INC.
                                     Index

                                                                                     PAGE
                                                                                    NUMBER
                                                                                  -----------
     PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of September 30, 2001 (Unaudited)
             and March 31, 2001................................................       3-4

             Consolidated Statements of Operations for the quarter and six
             months ended September 30, 2001 and 2000 (Unaudited)..............         5

             Consolidated Statements of Comprehensive Income for the quarter
             and six months ended September 30, 2001 and 2000 (Unaudited)......         6

             Consolidated Statements of Cash Flows for the six months ended
             September 30, 2001 and 2000 (Unaudited)...........................         7

             Notes to Consolidated Financial Statements (Unaudited)............      8-12

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................     13-21

     Item 3. Quantitative and Qualitative Disclosures about Market Risk........        21


     PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders...............     22-23

     Item 6. Exhibits and Reports on Form 8-K..................................        23

     SIGNATURES................................................................        24

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)

                                     ASSETS

                                                                    SEPTEMBER 30,
                                                                       2001               MARCH 31,
                                                                    (UNAUDITED)             2001
                                                                    -------------         ---------
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of
     $400,000 and $324,016, respectively.......................        $ 7,757             $ 8,667
  Accounts receivable, net of allowance for doubtful accounts
     of $575,689 and $363,000, respectively....................          5,049               5,747
  Prepaid distribution rights..................................          2,507               2,228
  Prepaid expenses.............................................          1,096               2,118
  Deferred tax asset...........................................          5,077               5,365
  Due from related party.......................................            177                  64
  Other........................................................          1,024               1,150
                                                                       -------             -------
       TOTAL CURRENT ASSETS....................................         22,687              25,339
                                                                       -------             -------
FURNITURE AND EQUIPMENT, at cost...............................         22,242              19,230
  Less: accumulated depreciation and amortization..............         (9,521)             (7,082)
                                                                       -------             -------
       NET FURNITURE AND EQUIPMENT.............................         12,721              12,148
                                                                       -------             -------
OTHER ASSETS:
  Prepaid distribution rights..................................          9,705               8,869
  Excess cost over fair value of net assets acquired, less
     accumulated amortization of $2,299,543 and $1,981,499,
     respectively..............................................          4,061               4,379
  Marketable securities -- available for sale..................             38                  25
  Other........................................................          2,627               1,846
                                                                       -------             -------
       TOTAL OTHER ASSETS......................................         16,431              15,119
                                                                       -------             -------
TOTAL ASSETS...................................................        $51,839             $52,606
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000S)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   SEPTEMBER 30,
                                                                      2001               MARCH 31,
                                                                   (UNAUDITED)             2001
                                                                   -------------         ---------
CURRENT LIABILITIES:
  Accounts payable............................................       $   1,870           $   1,632
  Current portion of obligations under capital lease..........           1,744               1,459
  Deferred revenue............................................           3,797               3,860
  Reserve for chargebacks/credits.............................             289                 443
  Litigation reserve..........................................           2,500               2,500
  Other accrued liabilities...................................           2,284               2,981
                                                                     ---------           ---------
       TOTAL CURRENT LIABILITIES..............................          12,484              12,875
                                                                     ---------           ---------
LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current portion....           1,596               1,035
  Note payable................................................           4,000               6,000
  Other.......................................................              --                  41
                                                                     ---------           ---------
       TOTAL LONG-TERM LIABILITIES............................           5,596               7,076
                                                                     ---------           ---------
          TOTAL LIABILITIES...................................          18,080              19,951
                                                                     ---------           ---------
SHAREHOLDERS' EQUITY
  Common stock, $.0001 par value, 50,000,000 shares
     authorized, 21,132,280 and 20,938,420, respectively,
     shares issued and outstanding............................               2                   2
  Preferred stock, $.10 par value, 5,000,000 shares
     authorized:
     Class A, no shares issued and outstanding................              --                  --
     Class B, no shares issued and outstanding................              --                  --
  Additional paid-in capital..................................          44,509              43,929
  Minority interest in subsidiary.............................            (171)               (171)
  Other comprehensive loss....................................             (80)                (93)
  Accumulated deficit.........................................         (10,501)            (11,012)
                                                                     ---------           ---------
       TOTAL SHAREHOLDERS' EQUITY.............................          33,759              32,655
                                                                     ---------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....................       $  51,839           $  52,606
                                                                     =========           =========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000S)

                                                          (UNAUDITED)              (UNAUDITED)
                                                         QUARTER ENDED          SIX MONTHS ENDED
                                                         SEPTEMBER 30,            SEPTEMBER 30,
                                                      -------------------      -------------------
                                                       2001        2000         2001        2000
                                                      -------     -------      -------     -------
SALES, net.........................................   $13,847     $14,061      $28,821     $27,544
COST OF SALES......................................     6,740       7,279       14,020      14,312
                                                      -------     -------      -------     -------
GROSS MARGIN.......................................     7,107       6,782       14,801      13,232
                                                      -------     -------      -------     -------
OPERATING EXPENSES:
  Sales and marketing..............................     2,227       1,858        4,438       3,604
  General and administrative.......................     4,018       5,333        8,600       9,011
  Goodwill amortization............................       159         159          318         318
                                                      -------     -------      -------     -------
       TOTAL OPERATING EXPENSES....................     6,404       7,350       13,356      12,933
                                                      -------     -------      -------     -------
       OPERATING INCOME (LOSS).....................       703        (568)       1,445         299
                                                      -------     -------      -------     -------
OTHER INCOME (EXPENSE):
  Interest income..................................        58          30          125         110
  Interest expense.................................      (313)       (140)        (714)       (388)
  Loss on write-off of stock.......................        --        (507)          --        (507)
  Litigation reserve...............................        --     (10,000)          --     (10,000)
                                                      -------     -------      -------     -------
       TOTAL OTHER INCOME (EXPENSE)................      (255)    (10,617)        (589)    (10,785)
                                                      -------     -------      -------     -------
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME
  TAXES............................................       448     (11,185)         856     (10,486)
                                                      -------     -------      -------     -------
  Minority interest in loss of subsidiary..........        --          53           --          97
                                                      -------     -------      -------     -------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES............................................       448     (11,132)         856     (10,389)
  Provision for income taxes.......................      (178)      7,243         (345)      7,241
                                                      -------     -------      -------     -------
       NET INCOME (LOSS)...........................   $   270     $(3,889)     $   511     $(3,148)
                                                      =======     =======      =======     =======
Basic/Diluted Earnings (Loss) per share............   $   .01     $  (.19)     $   .02     $  (.15)
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   IN (000'S)

                                                     (UNAUDITED)                  (UNAUDITED)
                                                    QUARTER ENDED               SIX MONTHS ENDED
                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                 --------------------         --------------------
                                                  2001         2000            2001         2000
                                                 -------      -------         -------      -------
  Net income (loss)..........................    $   270      $(3,889)        $   511      $(3,148)
  Other comprehensive income (loss)
     Unrealized income (loss) on
       available-for-sale marketable
       securities............................         18            3              13          (70)
                                                 -------      -------         -------      -------
       Total comprehensive income (loss).....    $   288      $(3,886)        $   524      $(3,218)
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                              (UNAUDITED)
                                                                           SIX MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                        -----------------------
                                                                         2001            2000
                                                                        -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...................................................    $   511         $(3,148)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Conversion of interest to common stock.........................         --             179
     Accretion of interest..........................................         --              69
     Stock/warrants issued for services and legal settlement........        145             160
     Depreciation and amortization..................................      4,511           2,943
     Increase in legal reserve......................................         --          10,000
     Write-off of marketable securities available for sale..........         --             507
     Minority interest in loss of subsidiary........................         --             (97)
     (Increase) Decrease in operating assets
            Accounts receivable.....................................        698          (1,131)
            Deferred tax asset......................................        288          (7,261)
            Receivables and prepaid expenses........................      1,022            (361)
            Prepaid distribution rights.............................     (2,518)         (2,084)
            Other assets............................................        104            (120)
     Increase (Decrease) operating liabilities
            Accounts payable........................................        237             552
            Deferred revenue, net...................................        (62)             50
            Reserve for chargebacks/credits.........................       (154)             13
            Other accrued liabilities...............................       (661)            106
                                                                        -------         -------
               NET CASH PROVIDED BY OPERATING ACTIVITIES............      4,121             377
                                                                        -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture............................     (1,497)         (2,697)
     Purchase of subscriber base....................................       (500)             --
                                                                        -------         -------
          NET CASH USED IN INVESTING ACTIVITIES.....................     (1,997)         (2,697)
                                                                        -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations..........................     (1,030)           (608)
     Payment of related party notes payable.........................       (113)           (952)
     Payment on note payable........................................     (2,000)             --
     Issuance of common stock.......................................        109             309
     Payment on distribution payable................................         --            (300)
     Decrease in debt offering cost.................................         --             152
     Capital contribution from shareholders.........................         --           1,300
                                                                        -------         -------
          NET CASH USED IN FINANCING ACTIVITIES.....................     (3,034)            (99)
                                                                        -------         -------
NET DECREASE IN CASH................................................       (910)         (2,419)
CASH, beginning of period...........................................      8,667           7,329
                                                                        -------         -------
CASH, end of period.................................................    $ 7,757         $ 4,910
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
ORGANIZATION

The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. ("the Company" or "New Frontier Media") and its wholly owned subsidiaries Colorado Satellite Broadcasting, Inc. d/b/a The Erotic Networks ("CSB" or "TEN"), Interactive Gallery, Inc. ("IGI") and Card Transactions, Inc. ("CTI").

BUSINESS

New Frontier Media is a publicly traded holding company for its operating subsidiaries.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." Management believes this statement will not have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Management believes this statement will not have a material impact on the Company's financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Management believes this statement will not have a material impact, if any, on the Company's financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- FURNITURE AND FIXTURES

Property and equipment consisted of the following: (in 000s)

                                                                 UNAUDITED
                                                                 SEPTEMBER        AUDITED
                                                                    30,          MARCH 31,
                                                                   2001            2001
                                                                -----------     -----------
    Furniture, fixtures and equipment.......................    $       871     $       690
    Software................................................            297             274
    Computer equipment......................................          8,076           7,315
    Capitalized leased equipment............................          7,228           5,225
    Capitalized URLs........................................          4,774           4,748
    Leasehold improvements..................................            996             321
    Assets in the course of construction....................             --             657
                                                                -----------     -----------
                                                                     22,242          19,230
    Less accumulated depreciation and amortization..........         (9,521)         (7,082)
                                                                -----------     -----------
    TOTAL...................................................    $    12,721     $    12,148
                                                                ===========     ===========

NOTE 3 -- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding warrants and stock options using the "treasury stock" method.

The components of basic and diluted earnings per share are as follows:

                           EARNINGS (LOSS) PER SHARE
                                   (IN 000S)

                                                          QUARTER ENDED         SIX MONTHS ENDED
                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                        ------------------     ------------------
                                                         2001       2000        2001       2000
                                                        -------    -------     -------    -------
Net income (loss) available for common
  shareholders.......................................   $   270    $(3,889)    $   511    $(3,148)
                                                        =======    =======     =======    =======
Average outstanding shares of common stock...........    21,126     20,174      21,084     20,815
Dilutive effect of:
Warrants/Employee Stock Options......................     1,664      1,504       1,664      1,654
                                                        -------    -------     -------    -------
Common stock and common stock equivalents............    22,790     21,678      22,748     22,469
                                                        =======    =======     =======    =======
Earnings (loss) per share:
Basic/Diluted........................................   $   .01    $  (.19)    $   .02    $  (.15)

NOTE 4 -- SHAREHOLDERS' EQUITY

During the quarter and six months, respectively, the Company issued 30,000 and 81,100 shares of common stock upon the exercise of compensatory warrants and options.

During the quarter and six months, respectively, the Company issued 15,000 and 26,023 shares of common stock in lieu of interest.

During the quarter, the Company repurchased 7,400 shares of common stock. The Company plans to retire these shares.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

During the six months, the Company issued 94,137 shares of common stock for the purchase of a subscriber base.

NOTE 5 -- STOCK OPTIONS AND WARRANTS

The Company granted warrants to consultants for services provided allowing them to purchase common stock of New Frontier Media. The following information describes information relating to warrants issued during the quarter:

                             EXPIRATION DATE                       WARRANTS      PRICE
          ------------------------------------------------------   --------      -----
          06/01/04..............................................     40,000      $4.61

As of September 30, 2001, the Company had granted 2,454,500 Options from the 2000 Millenium Stock Option Plan, 1,557,950 Options from the 1999 Incentive Stock Option Plan and 843,000 Options from the 1998 Stock Option Plan.

NOTE 6 -- SEGMENT INFORMATION

For internal reporting purposes, management segregates the Company into three divisions: 1) Subscription/Pay-Per View TV, 2) Internet Group and 3) Corporate Administration.

The following tables represent unaudited financial information by reportable segment (in thousands):

                                                        QUARTER ENDED            SIX MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                     --------------------      --------------------
                                                      2001         2000         2001         2000
                                                     -------     --------      -------     --------
NET REVENUE
     Subscription/Pay-Per-View TV.................   $ 7,574     $  5,856      $14,567     $ 11,354
     Internet Group...............................     6,242        8,173       14,192       16,128
     Corporate Administration.....................        31           32           62           62
                                                     -------     --------      -------     --------
          Total...................................   $13,847     $ 14,061      $28,821     $ 27,544
                                                     =======     ========      =======     ========
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME
TAXES
     Subscription/Pay-Per-View TV.................   $ 1,797     $    576      $ 3,024     $  1,012
     Internet Group...............................       556          556        1,846        2,014
     Corporate Administration.....................    (1,905)     (12,317)      (4,014)     (13,512)
                                                     -------     --------      -------     --------
          Total...................................   $   448     $(11,185)     $   856     $(10,486)
                                                     =======     ========      =======     ========
INTEREST INCOME
     Subscription/Pay-Per-View TV.................   $     1     $      4      $     2     $      9
     Internet Group...............................         1            8            2           15
     Corporate Administration.....................        56           18          121           86
                                                     -------     --------      -------     --------
          Total...................................   $    58     $     30      $   125     $    110
                                                     =======     ========      =======     ========
INTEREST EXPENSE
     Subscription/Pay-Per-View TV.................   $    39     $     30      $   104     $     62
     Internet Group...............................       100           84          214          160
     Corporate Administration.....................       174           26          396          166
                                                     -------     --------      -------     --------
          Total...................................   $   313     $    140      $   714     $    388
                                                     =======     ========      =======     ========

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                        QUARTER ENDED            SIX MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                     --------------------      --------------------
                                                      2001         2000         2001         2000
                                                     -------     --------      -------     --------
DEPRECIATION AND AMORTIZATION
     Subscription/Pay-Per-View TV.................   $ 1,231     $    949      $ 2,463     $  1,865
     Internet Group...............................       899          569        1,759        1,011
     Corporate Administration.....................       174          139          306          156
                                                     -------     --------      -------     --------
          Total...................................   $ 2,304     $  1,657      $ 4,528     $  3,032
                                                     =======     ========      =======     ========

                                                     UNAUDITED   AUDITED
                                                     SEPTEMBER    MARCH
                                                       30,         31,
                                                      2001         2001
                                                     -------     --------
IDENTIFIABLE ASSETS
     Subscription/Pay-Per-View TV.................   $25,936     $ 25,268
     Internet Group...............................    16,564       18,248
     Corporate Administration.....................    32,278       35,610
     Eliminations.................................   (22,939)     (26,520)
                                                     -------     --------
          Total...................................   $51,839     $ 52,606
                                                     =======     ========

NOTE 7 -- MAJOR CUSTOMER

The Company's revenue from a major customer (revenues in excess of 10% of total sales) is from an entity involved in the satellite broadcast industry. The revenue from such customer as a percentage of total revenues for the quarters ended September 30 are as follows:

                                                                     2001         2000
                                                                     ----         ----
          Customer A............................................      24%          18%

At September 30, 2001 and March 31, 2001, accounts receivable from Customer A is $2,545,700 and $2,887,734, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. Customer A is included in the Subscription/Pay-Per-View TV Segment.

The loss of its significant customer could have a materially adverse effect on the Company's business, operating results or financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectable accounts.

NOTE 8 -- NOTES PAYABLE

Notes payable at September 30 consisted of the following:

                                                                        2001            2000
                                                                     ----------      ----------
  Unsecured note payable bearing interest at 15% per annum. The principal is payable in cash on January 16, 2003. Interest is payable at the option of the Holder in cash or stock on
     a quarterly basis, in arrears, commencing May 1, 2001......     $  250,000      $       --

  Unsecured note payable bearing interest at 15% per annum. The principal is payable in cash on January 30, 2003. Interest is payable at the option of the Holder in cash or stock on
     a quarterly basis, in arrears, commencing May 1, 2001......        250,000              --

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Unsecured note payable bearing interest at 15% per annum. The principal is payable in cash on February 2, 2003. Interest is payable at the option of the Holder in cash or stock on
     a quarterly basis, in arrears, commencing May 1, 2001......     $  500,000      $       --
  Unsecured note payable bearing interest at 12% per annum. The principal is payable in cash on or before December 17,
     2002. Interest will be paid on the outstanding principal
     amount on a monthly basis on or before the fifth day of
     each month.................................................      3,000,000
                                                                     ----------      ----------
                                                                      4,000,000              --
                                                                     ----------      ----------
  Less current portion..........................................             --              --
                                                                     ----------      ----------
          LONG-TERM PORTION.....................................     $4,000,000      $       --
                                                                     ==========      ==========

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

The following table reflects the Company's results of operations for the quarter and six months ended September 30, 2001 and 2000.

                             RESULTS OF OPERATIONS

                                                      (IN MILLIONS)             (IN MILLIONS)
                                                      QUARTER ENDED           SIX MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                    -----------------         -----------------
                                                    2001        2000          2001        2000
                                                    -----       -----         -----       -----
    NET REVENUE
    Subscription/Pay-Per-View TV
         Cable/DBS..............................      5.2         3.3           9.7         6.3
         C-Band.................................      2.4         2.6           4.9         5.1
    Internet Group
         Net Membership.........................      4.2         4.8           9.5         9.6
         Sale of Content........................      0.5         0.9           1.1         1.9
         Sale of Traffic........................      1.4         2.2           3.3         4.1
         Other..................................      0.2         0.3           0.3         0.5
                                                    -----       -----         -----       -----
         TOTAL..................................     13.9        14.1          28.8        27.5
                                                    =====       =====         =====       =====
    COST OF SALES
    Subscription/Pay-Per-View TV................      3.3         2.8           6.5         5.6
    Internet Group..............................      3.4         4.5           7.5         8.7
                                                    -----       -----         -----       -----
         TOTAL..................................      6.7         7.3          14.0        14.3
                                                    =====       =====         =====       =====
    OPERATING INCOME (LOSS)
    Subscription/Pay-Per-View TV................      1.8         0.6           3.1         1.1
    Internet Group..............................      0.6         0.8           2.0         2.4
    Corporate Administration....................     (1.7)       (2.0)         (3.7)       (3.2)
                                                    -----       -----         -----       -----
         TOTAL..................................      0.7        (0.6)          1.4         0.3
                                                    =====       =====         =====       =====

NET REVENUE

Net revenue for the Company was $13.9 million for the quarter ended September 30, 2001, as compared to $14.1 million for the quarter ended September 30, 2000, representing a decrease of 1%. Net revenue for the Company was $28.8 million for the six months ended September 30, 2001, as compared to $27.5 million for the six months ended September 30, 2000, representing an increase of 5%.

The decrease in net revenue for the quarter is due to a 23% decrease in net revenue generated by the Internet Group that was offset by a 29% increase in net revenue generated by the Subscription/PPV TV Group. Net revenue for the Subscription/PPV TV Group increased to $7.6 million for the quarter ended September 30, 2001, from $5.9 million as of the quarter ended September 30, 2000. Net revenue for the Internet Group declined from $8.2 million as of the quarter ended September 30, 2000 to $6.3 million for the quarter ended September 30, 2001.

The increase in net revenue for the six months ended September 30, 2001 is due to a 28% increase in net revenue generated by the Subscription/PPV TV Group that was offset by a 12% decrease in net revenue generated by the Internet Group. Net revenue for the Subscription/PPV TV Group increased to $14.6 million for the six months ended September 30, 2001 from $11.4 million for the six months ended September 30, 2000. Net revenue for the Internet Group declined from $16.1 million as of the six months ended September 30, 2000 to $14.2 million as of the six months ended September 30, 2001.

OPERATING INCOME

Operating income for the Company increased to $0.7 million and $1.4 million for the quarter and six months ended September 30, 2001, respectively, from an operating loss of $0.6 million and operating income of $0.3 million for the quarter and six months ended September 30, 2000, respectively.

The increase in operating income for the quarter and six months ended September 30, 2001 is due to an increase in operating income generated by the Subscription/PPV TV Group. Operating income generated by the Subscription/PPV TV Group was $1.8 million and $3.1 million for the quarter and six months ended September 30, 2001, respectively, as compared to $0.6 million and $1.1 million for the quarter and six months ended September 30, 2000, respectively. This increase in operating income was offset by a decline in operating income generated by the Internet Group. The Internet Group's operating income declined from $0.8 million and $2.4 million for the quarter and six months ended September 30, 2000 to $0.6 million and $2.0 million for the quarter and six months ended September 30, 2001. The operating loss generated by the Corporate Administration segment declined from a loss of $2.0 million as of the quarter ended September 30, 2000 to $1.7 million as of the quarter ended September 30, 2001 largely as a result of lower legal fees. The operating loss generated by the Corporate Administration segment increased for the six months ended September 30, 2001 to $3.7 million from $3.2 million as of the six months ended September 30, 2000.

                    SUBSCRIPTION/PAY-PER-VIEW (PPV) TV GROUP

The following table outlines the current distribution environment and addressable households for each network:

                                                       ESTIMATED ADDRESSABLE HOUSEHOLDS
                                                 --------------------------------------------
                                                        (IN THOUSANDS)
                                                   AS OF             AS OF
                                                 SEPTEMBER 30,     SEPTEMBER 30,
     NETWORK            DISTRIBUTION METHOD         2001              2000           % CHANGE
------------------    -----------------------    -------------     -------------     ---------
Pleasure              Cable/DBS                      16,100            13,300            21%
TeN                   Cable/DBS                       7,400             5,500            35%
ETC                   Cable/DBS                       3,300             1,200           175%
Extasy                C-band/Cable/DBS                7,300             3,100           135%(1)
True Blue             C-band                            900             1,800           -50%(1)
X-Cubed (2)           C-band                            900             1,300           -31%(1)
TOTAL ADDRESSABLE SUBSCRIBERS                        35,900            26,200

(1) % change includes a 31% decline in C-band market addressable households. Total addressable C-Band households declined from 1.3 million as of September 30, 2000 to 0.9 million as of September 30, 2001.

(2) This network was formerly known as GonzoX. The network was renamed X-Cubed in May 2001.

NET REVENUE

Total net revenue for the Subscription/PPV TV Group was $7.6 million for the quarter ended September 30, 2001, representing a 29% increase from $5.9 million for the quarter ended September 30, 2000. Of total net revenue, C-Band net revenue was $2.4 million for the quarter ended September 30, 2001, as compared to $2.6 million for the quarter ended September 30, 2000, representing a decrease of 8%. Revenue from the Group's Cable/DBS services for the quarter ended September 30, 2001, was $5.2 million as compared to $3.3 million for the quarter ended September 30, 2000, an increase of 58%. Revenue from the Group's Cable/DBS services is responsible for approximately 68% of the Group's total net revenue for the quarter ended September 30, 2001, as compared to 56% for the quarter ended September 30, 2000.

Total net revenue for the Subscription/PPV TV Group was $14.6 million for the six months ended September 30, 2001, representing a 28% increase from $11.4 million for the six months ended September 30, 2000. Of total net revenue, C-Band net revenue was $4.9 million for the six months ended September 30, 2001, as compared to $5.1 million for the six months ended September 30, 2000, representing a decrease of 4%. Revenue from the Group's Cable/DBS services for the six months ended September 30, 2001, was $9.7 million as compared to $6.3 million for the six months ended September 30, 2000, an increase of 54%. Revenue from the Group's Cable/ DBS services is responsible for approximately 66% of the Group's total net revenue for the six months ended September 30, 2001, as compared to 55% for the six months ended September 30, 2000.

The decrease in C-Band revenue for both the quarter and six months ended September 30, 2001, is due to the declining C-Band market as the consumer's trend towards converting C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems continues. The C-Band market has decreased 31% since September 30, 2000, from 1.3 million addressable subscribers to 0.9 million addressable subscribers as of September 30, 2001.

The Subscription/PPV TV Group acquired the C-Band subscriber base of Emerald Media, Inc. ("EMI") in April 2001 for a total of $750,000 in stock and cash. EMI was formerly the Group's largest competitor in the adult C-Band market, operating two competing networks, which were shut down after this acquisition. The effect of this acquisition has been to support the Group's C-Band revenue stream in a quickly eroding market place. Although the C-Band market continues to decline, the number of subscribers to the Subscription/PPV TV Group's networks remains relatively stable quarter to quarter as does its average revenue earned per sale.

The increase in the Subscription/PPV TV Group's Cable/DBS revenue for the quarter and six months ended September 30, 2001 is a result of the following factors as discussed further below: 1) An increase in Pleasure's addressable subscriber base; 2) the launch of Erotic Television Clips ("ETC") and 3) the continued success of Extasy.

Pleasure is available to 16.1 million addressable subscribers as of September 30, 2001, representing an increase of 21% from 13.3 million as of September 30, 2000. The increase in addressable subscribers is a result of the addition of new affiliates and on-line growth of existing affiliates. The Subscription/PPV TV Group has signed corporate carriage agreements with AOL Time Warner, Inc. ("Time Warner") and Comcast Corporation ("Comcast") for the distribution of Pleasure on all of their digital systems. In addition, many analog systems of these multiple system operators ("MSOs") have chosen to carry Pleasure. Time Warner replaced a competing analog service with Pleasure on its largest system in New York City's borough of Manhattan in September 2001.

The Subscription/PPV TV Group also has an agreement with Hughes Electronic Corporation's DirecTV ("DirecTV") for carriage of a daily six-hour feed of Pleasure called "Pleasure Island". Pleasure Island airs each night on DirecTV from 10:00 p.m. to 4:00 a.m. EST.

During the quarter ended September 30, 2001, EchoStar Communication Corporation's DISH Network ("DISH") terminated the distribution of Pleasure on its platform. The Subscription/PPV TV Group does not expect a material change in its revenue due to this disaffiliation. As discussed below, the movement of Extasy from DISH's satellite at 110 degrees to its satellite at 119 degrees is expected to offset the revenue decrease anticipated from this disaffiliation.

The Subscription/PPV TV Group launched ETC in July 2000. As of September 30, 2001, ETC was available to 3.3 million Cable and DBS addressable subscribers.

As of September 30, 2001, Extasy was available to 6.4 million Cable/DBS addressable subscribers up from 1.8 million addressable subscribers as of September 30, 2000, an increase of 256%. In August 2001, DISH moved Extasy from its satellite at 110 degrees, where it has resided since its launch on DISH, to its satellite at 119 degrees. DISH's satellite at 119 degrees is viewed by nearly double the addressable subscribers than its satellite at 110 degrees.

COST OF SALES

Cost of sales for the Subscription/PPV TV Group was $3.3 million, or 43% of revenue, for the quarter ended September 30, 2001, as compared to $2.8 million, or 47% of revenue, for the quarter ended September 30, 2000, an increase of 18%. Cost of sales for the Subscription/PPV TV Group was $6.5 million or 45% of revenue, for the six months ended September 30, 2001, as compared to $5.6 million, or 49% of revenue, as of the six months ended September 30, 2000, an increase of 16%.

Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, amortization of content licenses, TeN.com internet costs, and call center operations.

The increase in cost of sales is due to the following: a) an increase in programming acquisition costs for screening, quality control and editing of the Group's content as it has expanded the number of movies offered on each of its networks; b) an increase in amortization expense related to the purchase of additional content as the Group has expanded the number of movies airing on its networks each month; and c) in increase in webmaster marketing costs related to the Group's TeN.com broadband product.

OPERATING INCOME

Operating income for the Subscription/PPV TV Group for the quarter ended September 30, 2001 was $1.8 million as compared to operating income of $0.6 million for the quarter ended September 30, 2000, an increase of 200%. Operating income for the Subscription/PPV TV Group for the six months ended September 30, 2001 was $3.1 million as compared to operating income of $1.1 million for the six months ended September 30, 2000, an increase of 182%.

The increase in operating income for the quarter and six months ended September 30, 2001, as compared to the quarter and six months ended September 30, 2000, is due to a 29% and 28% increase in revenue for the quarter and six months ended September 30, 2001, respectively. Additionally, the Subscription/PPV TV Group's gross margin percentage increased from 53% as of the quarter ended September 30, 2000 to 57% as of the quarter ended September 30, 2001, and increased from 51% as of the six months ended September 30, 2000 to 55% as of the six months ended September 30, 2001.

Operating expenses as a percentage of revenue were 32% and 34% for the quarter and six months ended September 30, 2001, respectively, as compared to 41% and 40% for the quarter and six months ended September 30, 2000, respectively. The decrease in operating expenses as a percentage of revenue is a result of the Subscription/PPV TV Group's operating expenses such as advertising, payroll, trade show expenses, and consulting remaining fairly flat as revenue increased. Operating expenses were $2.4 million for both quarters ended September 30, 2001 and 2000. Operating expenses were $4.9 million and $4.6 million for the six months ended September 30, 2001 and 2000, respectively, representing an increase of 7%.

                                 INTERNET GROUP
NET REVENUE

Total net revenue for the Internet Group was $6.3 million for the quarter ended September 30, 2001, as compared to $8.2 million for the quarter ended September 30, 2000, which represents a decrease of 23%. Total net revenue for the Internet Group was $14.2 million for the six months ended September 30, 2001, as compared to $16.1 million for six months ended September 30, 2000, which represents a decrease of 12%. The Internet Group's revenue is comprised of membership revenue from its consumer-based web sites, revenue from the sale of its content feeds, revenue from the sale of exit traffic, and revenue from its Internet Service Provider ("ISP") services.

Net membership revenue for the Internet Group was $4.2 million for the quarter ended September 30, 2001 as compared to net membership revenue of $4.8 million for the quarter ended September 30, 2000, which represents a decrease of 13%. Net membership revenue for the Internet Group was $9.5 million for the six months ended September 30, 2001, as compared to $9.6 million for the six months ended September 30, 2000, which represents a decrease of 1%. The Internet Group's chargebacks and credits were $0.6 million, or 14% of gross membership revenue for the quarter ended September 30, 2001, as compared to $0.6 million, or 13% of gross membership revenue for the quarter ended September 30, 2000. The Internet Group's chargebacks and credits were $1.3 million, or 14% of gross membership revenue for the six months ended September 30, 2001, as compared to $1.4 million, or 15% of gross membership revenue for the six months ended September 30, 2000. The Internet Group has continued to manage its credit card revenue closely in order to ensure that it is meeting the necessary chargeback parameters required by the major credit card companies.

The Internet Group has seen a decline in its membership revenue as a result of a decrease in traffic to its sites. This decrease in traffic to the Internet Group's sites during the quarter and six months ended September 30, 2001 is due to changes made to the Internet Group's webmaster payout model. The Internet Group changed its payout model during fiscal 2002 to compensate a webmaster only upon the conversion of a referral into a paying monthly member. This change resulted in a 43% and 27% decline in webmaster payouts for the quarter and six months ended September 30, 2001, while net membership revenue declined only 13% and 1% for the quarter and six months ended September 30, 2001.

Revenue from the Internet Group's sale of content was $0.5 million for the quarter ended September 30, 2001, as compared to $0.9 million for the quarter ended September 30, 2000, representing a decrease of 44%. Revenue from the Internet Group's sale of content was $1.1 million for the six months ended September 30, 2001, as compared to $1.9 million for the six months ended September 30, 2000, which represents a decrease of 42%. This decrease in revenue from the sale of content is due to continued competition forcing prices for content lower.

Revenue is earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to affiliate webmaster marketing programs. Revenue from the sale of traffic was $1.4 million for the quarter ended September 30, 2001, as compared to $2.2 million for the quarter ended September 30, 2000, which represents a decrease of 36%. Revenue from the sale of traffic was $3.3 million for the six months ended September 30, 2001, as compared to $4.1 million for the six months ended September 30, 2000, which represents a decrease of 20%. The Internet Group's revenue from sale of traffic has decreased for the quarter and six months ended September 30, 2001 because of a decline in overall traffic purchased by the Internet Group under its new webmaster payout model. The decline in traffic to the Internet Group's web sites results in less traffic available to sell.

The Internet Group is experiencing a decline in its revenue from international exit traffic due to stricter billing parameters in the local (non-U.S.) jurisdictions and to non-U.S. consumers' movement to alternative billing methods. In order to offset this decline, the Group is exploring alternate means of international billing that will insure stable, recurring revenues from certain foreign countries while at the same time improving its own foreign IP look up/routing technology.

The Internet Group's other revenue was earned from the sale of services such as hosting, co-location, and bandwidth management ("ISP" services) to non-affiliated companies. The Group's other revenue was $0.2 million for the quarter ended September 30, 2001, as compared to $0.3 million for the quarter ended September 30, 2000, representing a decrease of 33%. The Internet Group's other revenue was $0.3 million for the six months ended September 30, 2001, as compared to $0.5 million for the six months ended September 30, 2000, representing a decrease of 40%. This decrease in other revenue for the quarter and six months ended September 30, 2001 was due to the Group's major non-affiliated customer changing service providers.

COST OF SALES

Cost of sales for the Internet Group was $3.4 million for the quarter ended September 30, 2001, as compared to $4.5 million for the quarter ended September 30, 2000, representing a decrease of 24%. Cost of sales for the Internet Group was $7.5 million for the six months ended September 30, 2001, as compared to $8.7 million for the six months ended September 30, 2000, which represents a decrease of 14%. Cost of sales consists of expenses associated with credit card fees, merchant banking fees, bandwidth, membership acquisition costs, web site content costs, and depreciation of assets. Cost of sales was 54% and 53% of total net revenue for the quarter and six months ended September 30, 2001, respectively, as compared to 55% and 54% of net revenue for the quarter and six months ended September 30, 2000, respectively.

More than 70% of the traffic to the Internet Group's web sites is acquired through affiliate programs that it markets to webmasters. These programs compensate webmasters for traffic referrals to the Internet Group's web sites. A webmaster will be paid a fee of $25 - $45 per referral that results in a monthly membership to one of the Internet Group's web sites. Any traffic referred that does not result in a membership to the Internet Group's web sites will be sold by the Internet Group to other webmasters via affiliate programs to which it belongs, resulting in revenue from traffic sales.

The Internet Group's traffic acquisition costs were $1.3 million, or 21% of net revenue, as of the quarter ended September 30, 2001, as compared to $2.3 million, or 28% of net revenue, for the quarter ended September 30, 2000, representing a decrease of 43%. The Internet Group's traffic acquisition costs were $3.2 million, or 23% of net revenue, for the six months ended September 30, 2001, as compared to $4.4 million, or 27% of net revenue, for the six months ended September 30, 2000, which represents a decrease of 27%. This decrease is due to the implementation of new traffic acquisition programs that focused on decreasing customer acquisition costs. The Internet Group is focusing its efforts on further refining its customer acquisition programs in order to balance these costs with the revenue generated. The Group expects to see incremental increases in its customer acquisition costs in future periods in order to generate additional traffic to its sites.

Merchant banking fees, including fees for credits and chargebacks, increased from 11% of gross membership revenue as of the quarter and six months ended September 30, 2000, to 12% and 10% of gross membership revenue as of the quarter and six months ended September 30, 2001, respectively. This increase in merchant banking fees as a percentage of gross membership revenue is due to a Visa fine incurred during the quarter ended September 30, 2001. The Internet Group is currently contesting this Visa fine as it believes that it was assessed incorrectly.

Depreciation and amortization was 14% and 9% of net revenue for the quarters ended September 30, 2001 and September 30, 2000, respectively. Depreciation and amortization was 13% and 8% of net revenue for the six months ended September 30, 2001 and September 30, 2000, respectively. This increase in depreciation and amortization expense is due to the purchase of Internet equipment such as routers, servers and load balancers necessary to support the daily traffic to the Internet Group's web sites.

OPERATING INCOME

Operating income for the Internet Group was $0.6 million for the quarter ended September 30, 2001 as compared to $0.8 million for the quarter ended September 30, 2000, representing a decrease of

25%. Operating income for the Internet Group was $2.0 million for the six months ended September 30, 2001 as compared to $2.4 million for the six months ended September 30, 2000, which represents a decrease of 17%.

Operating expenses were 35% and 33% of net revenue for the quarter and six months ended September 30, 2001, respectively, as compared to 34% and 31% of net revenue for the quarter and six months ended September 30, 2000, respectively. Total operating expenses decreased 21% and 6% from the quarter and six months ended September 30, 2000.

Expenses related to the Internet Group's billing department declined 59% and 53% from the quarter and six months ended September 30, 2000. This decrease in expenses is related to the Company's decision to focus the billing department's services on the Internet Group only.

Operating expenses unrelated to the billing department decreased 13% from the quarter ended September 30, 2000 and increased 5% from the six months ended September 30, 2000. The decrease in expenses from quarter to quarter is a result of decreases in trade show, salary, consulting, and legal expenses. The increase in operating expenses unrelated to the billing department from year to year was related to an increase in trade show expenses, legal fees, and expenses related to the Internet Group's move to its new building which occurred in June 2001.

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

The operating loss for this segment decreased from $2.0 million for the quarter ended September 30, 2000, to an operating loss of $1.7 million for the quarter ended September 30, 2001, a decrease of 15%. The operating loss for this segment increased from a loss of $3.2 million as of the six months ended September 30, 2000 to a loss of $3.7 million as of the six months ended September 30, 2001, an increase of 16%.

The decrease in operating loss for this segment for the quarter ended September 30, 2001 is primarily related to a 57% decrease in legal expenses offset by increases in consulting, payroll, and travel costs. The decrease in legal expenses relates to the non-recurring legal expenses incurred during the quarter ended September 30, 2000 with respect to the Lipson lawsuit (see below).

The increase in the operating loss for this segment for the six months ended September 30, 2001 is due to an increase in consulting expenses related to the hiring of an investment advisory firm, an increase in amortization related to debt offering costs, an increase in payroll expenses, an increase in travel related to more frequent travel to the Internet Group location in Los Angeles, and an increase in insurance premium expenses.

                                 OTHER EXPENSE

Other expense decreased from $10.6 and $10.8 million for the quarter and six months ended September 30, 2000, respectively, to $0.3 million and $0.6 million for the quarter and six months ended September 30, 2001, respectively. The quarter and six months ended September 30, 2000, includes two nonrecurring items: 1) a $10 million reserve for the jury verdict issued in the Lipson lawsuit, and 2) a $507,500 loss for the write down of Metro Global Media, Inc. ("Metro") stock.

The Company was a defendant in a lawsuit ("Lipson lawsuit") filed on January 25, 1999 in which J.P. Lipson sought to enforce an alleged agreement with the Company. The lawsuit went to trial on August 14, 2000. On September 1, 2000, the jury entered a verdict awarding to the plaintiff $10 million in liquidated damages and, in the alternative, $1 million in actual damages and $1 million in punitive damages. The Company established a $10 million reserve on its books during the quarter ended September 30, 2000 as a result of the jury verdict.

Subsequent to September 30, 2000, the Company filed a motion for judgment notwithstanding the verdict, a motion for a new trial, and a motion for vacating the judgment. On February 20, 2001, the Boulder District Court entered an order granting the Company's motion to reduce the actual damages against the Company from $10 million to $1 million, thereby reducing Mr. Lipson's total award, exclusive of interest, against the Company and two officers to $2.5 million. The Company thereafter reduced the $10 million reserve on its books to $2.5 million.

In July 1999, the Company entered into an agreement with Metro in which it received 250,000 shares of Metro common stock. The market value of this stock on the date of the transaction was $2.47 per share. Subsequent to this agreement the stock was delisted from the NASDAQ, is now thinly traded on the over-the-counter market, and its value as of September 30, 2000 had declined to $0.47 per share. Due to the permanent impairment in the value of this stock, the Company wrote the stock down to $117,500 on its books during the quarter ended September 30, 2000 and took a write off against income of $507,500.

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

As of September 30, 2000, the Company estimated that it had $19.0 million in net operating loss carryfowards, including the $10 million reserve for the jury verdict issued in connection with the Lipson lawsuit, which expire from 2012 through 2021. Based on the recent history of operating profits and the expected profitability of the Company in future periods, the Company concluded that it is "more likely than not" that the full benefit of its deferred tax assets would be realized in future years.

The Company expects to realize its deferred tax assets through the generation of future taxable income. The amount of future income required based on currently enacted tax rates applied to the deferred tax asset amount as of September 30, 2000, is approximately $21 million. Due to the fact that the Company had recorded several quarters of operating profitability the Company concluded during the quarter ended September 30, 2000 that a valuation allowance was not necessary for its net deferred tax assets.

                        LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 2001, cash provided by operating activities of $4.1 million was primarily associated with net income of $0.5 million, depreciation and amortization expense of $4.5 million, a decrease in receivables and prepaid expenses of $1.0 million, and a decrease in accounts receivable of $0.7 million. This cash provided by operations was offset by a $2.5 million increase in distribution rights related to the Company's licensing of content and a $0.7 million decrease in other accrued liabilities.

For the six months ended September 30, 2000, cash provided by operating activities of $0.4 million was primarily associated with a $10.0 million increase in the Company's reserve for legal settlement related to the jury verdict in the Lipson lawsuit, depreciation and amortization of $2.9 million, $0.5 million for the write down of the Company's investment in Metro, and a $0.5 million increase in accounts payable. The cash provided by operations was offset by a net loss of $3.1 million, an increase in the Company's deferred tax asset of $7.2 million, an increase in accounts receivable of $1.1 million primarily related to receivables from the Subscription/PPV TV Group's DBS providers, and a $2.0 million increase in the Subscription/PPV TV Group's prepaid distribution rights for its content licensing.

Cash used in investing activities was $2.0 million for the six months ended September 30, 2001. This use of cash was primarily related to $0.5 million paid for the acquisition of the subscriber base of Emerald Media, Inc. by the Subscription/PPV TV Group and $1.3 million related to the build out of space for the Internet Group, the ISP facility and the Boulder, Colorado headquarters. Cash used in investing activities for the six months ended September 30, 2000 was $2.7 million and was primarily associated with the purchase of domain names for the Internet Group in the amount of $1.7 million and equipment for the broadcast and Internet service provider facilities.

Cash used in financing activities was $3.0 million for the six months ended September 30, 2001, compared to cash used in financing activities of $0.1 million for the six months ended September 30, 2000. Cash used in financing activities for the six months ended September 30, 2001 was related to the repayment of $2.0 million in principal on the Company's notes payable and $1.0 million in payments made on the Company's capital leases. Cash used in financing activities of $0.1 million for the six months ended September 30, 2000 was attributable to $0.3 million distributed to the previous shareholders of the Internet Group, $0.6 million paid on the Company's capital leases and $1.0 million paid to related parties. This cash used in financing activities was offset by a $1.3 million contribution of capital made by the senior management group as part of the agreement reached with NASDAQ to maintain the Company's listing.

The Company completed the build out of new space for the Internet Group's sales, marketing, and administrative personnel in June 2001. During the third quarter of the current fiscal year, the Company will complete the build out of new space for its Boulder headquarters at an estimated cost of $1.2 million and will complete the build out of new space for its Internet Service Provider facility at a total estimated cost of $1.2 million. The Company expects to fund these two projects from cash flow from operations and lease financing.

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

The Company is seeking to raise up to $10 million of subordinated debt during its current fiscal year in order to fund expansion and consolidation opportunities in the Internet market. There can be no assurances provided that the Company will be successful in its ability to complete this financing.

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

Interest Rate Sensitivity. As of September 30, 2001, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

                          PART II -- OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(1) The Company held an annual meeting of its shareholders on September 11, 2001 (the "Annual Meeting").

(2) The Annual Meeting involved the election of directors. The directors elected at the meeting were Mark H. Kreloff, Michael Weiner, Edward J. Bonn, Alan L.
Isaacman, Hiram J. Woo, Koung Y. Wong and Bradley A. Weber.

(3) Five matters were voted on at the Annual Meeting, as follows:

    (1) The election of nominees Mark H. Kreloff, Michael Weiner, Edward J. Bonn, Alan Isaacman, Hiram J. Woo, Koung Y. Wong and Bradley A. Weber as Directors of the Company until the next annual meeting.

The votes were cast for this matter as follows:

                                                                                   BROKER
                              FOR         AGAINST      ABSTAIN      WITHHELD      NON-VOTE
                           ----------     --------     --------     ---------     ---------
Mark. H. Kreloff.......    17,953,194      15,063       50,058           N/A           N/A
Michael Weiner.........    17,953,194      15,063       50,058           N/A           N/A
Edward J. Bonn.........    17,953,194      15,063       50,058           N/A           N/A
Alan L. Isaacman.......    17,953,194      15,063       50,058           N/A           N/A
Hiram J. Woo...........    17,953,194      15,063       50,058           N/A           N/A
Koung Y. Wong..........    17,953,194      15,063       50,058           N/A           N/A
Bradley A. Weber.......    17,166,171     802,086       50,058           N/A           N/A

Each nominee was elected a Director of the Company.

    (2) To approve the Company's 2001 Incentive Stock Option Plan which authorizes the grant of options to purchase up to an aggregate of 500,000 shares of the Company's common stock.

The votes were cast for this matter as follows:

                                                                   BROKER
             FOR          AGAINST      ABSTAIN      WITHHELD      NON-VOTE
          ----------     ---------     --------     ---------     ---------
          15,365,916     2,630,686      21,713           N/A            N/A

This matter was passed by the required majority of votes represented at the meeting.

    (3) Approval of the Company's reincorporation in Delaware.

The votes were cast for this matter as follows:

                                                                   BROKER
             FOR          AGAINST      ABSTAIN      WITHHELD      NON-VOTE
          ----------     ---------     --------     ---------     ---------
          9,358,426      2,080,788       9,789           N/A      6,569,312

This matter did not pass by the required two-thirds of the Company's outstanding shares of Common Stock.

    (4) Approval of a provision for a classified Board of Directors in the Company's proposed Delaware Certificate of Incorporation.

The votes were cast for this matter as follows:

                                                                   BROKER
             FOR          AGAINST      ABSTAIN      WITHHELD      NON-VOTE
          ----------     ---------     --------     ---------     ---------
          8,959,696      2,472,160      17,147           N/A      6,569,312

This matter did not pass by the required two-thirds of the Company's outstanding shares of Common Stock.

    (5) The ratification of the appointment of Singer Lewak Greenbaum & Goldstein LLP as the Company's independent auditors for the fiscal year ending March 31, 2002.

The votes were cast for this matter as follows:

                                                                   BROKER
             FOR          AGAINST      ABSTAIN      WITHHELD      NON-VOTE
          ----------     ---------     --------     ---------     ---------
          17,923,829       81,077       13,409           N/A            N/A

This matter was passed by the required majority of votes represented at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

10.27 Revised Employment Agreement between Interactive Telecom Network, Inc. and Bradley Weber

10.28 Amendment to Executive Employment Agreement between Interactive Gallery, Inc. and Scott Schalin

b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

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