Form 10-Q
period 2001-12-31
NEW FRONTIER MEDIA INC /CO/
filed 2002-02-13
CIK 847383

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

For the quarterly period ended December 31, 2001

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

              7007 Winchester Circle, Suite 200, Boulder, Co 80301
                     (Address of principal executive offices)

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

As of February 11, 2002, 21,246,913 shares of Common Stock, par value $.0001, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                            NEW FRONTIER MEDIA, INC.
                                     Index

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
       PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

                Consolidated Balance Sheets as of December 31, 2001
                (Unaudited) and March 31, 2001.....................        3-4

                Consolidated Statements of Operations (Unaudited)
                for the quarter and nine months ended December 31,
                2001 and 2000......................................          5

                Consolidated Statements of Comprehensive Income
                (Unaudited) for the quarter and nine months ended
                December 31, 2001 and 2000.........................          6

                Consolidated Statements of Cash Flows (Unaudited)
                for the nine months ended December 31, 2001 and
                2000...............................................          7

                Notes to Consolidated Financial Statements
                (Unaudited)........................................       8-13

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................      13-23

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk.........................................         23

       PART II. OTHER INFORMATION

       Item 1. Legal Proceedings...................................         23

       Item 6. Exhibits and Reports on Form 8-K....................         23

       SIGNATURES..................................................         24

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)

                                     ASSETS

                                                                   (UNAUDITED)
                                                                   DECEMBER 31,         MARCH 31,
                                                                       2001               2001
                                                                   ------------         ---------
CURRENT ASSETS:
  Cash and cash equivalents, including restricted cash of
     $500,000 and $324,016, respectively....................         $ 7,491             $ 8,667
  Accounts receivable, net of allowance for doubtful
     accounts of $406,690 and $363,000, respectively........           4,558               5,747
  Prepaid distribution rights...............................           2,686               2,292
  Prepaid expenses..........................................             892               2,118
  Deferred tax asset........................................           3,124               3,412
  Due from related party....................................             104                  64
  Other.....................................................             564                 399
                                                                     -------             -------
       TOTAL CURRENT ASSETS.................................          19,419              22,699
                                                                     -------             -------
FURNITURE AND EQUIPMENT, at cost............................          23,665              19,230
  Less: accumulated depreciation and amortization...........         (10,814)             (7,082)
                                                                     -------             -------
       NET FURNITURE AND EQUIPMENT..........................          12,851              12,148
                                                                     -------             -------
OTHER ASSETS:
  Prepaid distribution rights...............................           8,060               6,876
  Excess cost over fair value of net assets acquired, less
     accumulated amortization of $2,458,566 and $1,981,499,
     respectively...........................................           3,902               4,379
  Deferred tax asset........................................           1,953               1,953
  Marketable securities -- available for sale...............              14                  25
  Other.....................................................           4,949               4,526
                                                                     -------             -------
       TOTAL OTHER ASSETS...................................          18,878              17,759
                                                                     -------             -------
TOTAL ASSETS................................................         $51,148             $52,606
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000S)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   (UNAUDITED)
                                                                   DECEMBER 31,         MARCH 31,
                                                                       2001               2001
                                                                   ------------         ---------
CURRENT LIABILITIES:
  Accounts payable..........................................         $  2,176           $  1,632
  Current portion of obligations under capital leases.......            1,708              1,459
  Deferred revenue..........................................            3,092              3,860
  Reserve for chargebacks/credits...........................              387                443
  Litigation reserve........................................               --              2,500
  Current portion of notes payable..........................            3,000                 --
  Other accrued liabilities.................................            3,251              2,981
                                                                     --------           --------
       TOTAL CURRENT LIABILITIES............................           13,614             12,875
                                                                     --------           --------
LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current
     portion................................................            1,409              1,035
  Note payable, net of current portion......................            1,000              6,000
  Other.....................................................               --                 41
                                                                     --------           --------
       TOTAL LONG-TERM LIABILITIES..........................            2,409              7,076
                                                                     --------           --------
          TOTAL LIABILITIES.................................           16,023             19,951
                                                                     --------           --------
SHAREHOLDERS' EQUITY
  Common stock, $.0001 par value, 50,000,000 shares
     authorized, 21,176,549 and 20,938,420, respectively,
     shares issued and outstanding..........................                2                  2
  Preferred stock, $.10 par value, 5,000,000 shares
    authorized:
     Class A, no shares issued and outstanding..............               --                 --
     Class B, no shares issued and outstanding..............               --                 --
  Additional paid-in capital................................           44,636             43,929
  Minority interest in subsidiary...........................             (171)              (171)
  Other comprehensive loss..................................             (104)               (93)
  Accumulated deficit.......................................           (9,238)           (11,012)
                                                                     --------           --------
       TOTAL SHAREHOLDERS' EQUITY...........................           35,125             32,655
                                                                     --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................         $ 51,148           $ 52,606
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000S)

                                                            (UNAUDITED)                  (UNAUDITED)
                                                           QUARTER ENDED              NINE MONTHS ENDED
                                                            DECEMBER 31,                 DECEMBER 31,
                                                       ----------------------       ----------------------
                                                         2001          2000           2001          2000
                                                       --------      --------       --------      --------
SALES, net.........................................    $12,400       $15,214        $41,221       $42,757
COST OF SALES......................................      6,104         7,341         20,124        21,653
                                                       -------       -------        -------       -------
GROSS MARGIN.......................................      6,296         7,873         21,097        21,104
                                                       -------       -------        -------       -------
OPERATING EXPENSES:
  Sales and marketing..............................      1,793         2,096          6,231         5,700
  General and administrative.......................      3,858         4,897         12,160        13,755
  Goodwill amortization............................        159           159            477           477
                                                       -------       -------        -------       -------
       TOTAL OPERATING EXPENSES....................      5,810         7,152         18,868        19,932
                                                       -------       -------        -------       -------
       OPERATING INCOME............................        486           721          2,229         1,172
                                                       -------       -------        -------       -------
OTHER INCOME (EXPENSE):
  Interest income..................................         40            31            165           142
  Interest expense.................................       (439)         (167)        (1,451)         (706)
  Loss on write-off of stock.......................         --            --             --          (508)
  Litigation reserve...............................      1,680            --          1,680       (10,000)
  Other............................................        341            --            341            --
                                                       -------       -------        -------       -------
       TOTAL OTHER INCOME (EXPENSE)................      1,622          (136)           735       (11,072)
                                                       -------       -------        -------       -------
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME
  TAXES............................................      2,108           585          2,964        (9,900)
                                                       -------       -------        -------       -------
  Minority interest in loss of subsidiary..........         --            15             --           112
                                                       -------       -------        -------       -------
NET INCOME (LOSS) BEFORE (PROVISION)
  BENEFIT FOR INCOME TAXES.........................    $ 2,108       $   600        $ 2,964       $(9,788)
  (Provision) benefit for income taxes.............       (845)          396         (1,190)        7,636
                                                       -------       -------        -------       -------
       NET INCOME (LOSS)...........................      1,263       $   996          1,774       $(2,152)
                                                       =======       =======        =======       =======
Basic/Diluted Earnings (Loss) per share............    $   .06       $   .05        $   .08       $  (.10)
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   IN (000'S)

                                                         (UNAUDITED)                     (UNAUDITED)
                                                        QUARTER ENDED                 NINE MONTHS ENDED
                                                        DECEMBER 31,                    DECEMBER 31,
                                                   -----------------------         -----------------------
                                                     2001           2000             2001           2000
                                                   --------       --------         --------       --------
  Net income (loss)..........................      $ 1,263        $   996          $ 1,774        $(2,152)
  Other comprehensive income (loss)
     Unrealized loss on available-for-sale
       marketable securities, net............          (24)           (93)             (11)           (93)
                                                   -------        -------          -------        -------
       Total comprehensive income (loss).....      $ 1,239        $   903          $ 1,763        $(2,245)
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                         (UNAUDITED)
                                                                      NINE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                  -------------------------
                                                                    2001             2000
                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................      $ 1,774          $(2,152)
     Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
     Conversion of interest to common stock.................          251              187
     Accretion of interest..................................           --               69
     Stock/warrants issued for services and legal
      settlement............................................          373              177
     Deferred Debt offering costs...........................          426               21
     Depreciation and amortization..........................        6,478            4,555
     (Decrease) Increase in legal reserve...................       (2,500)          10,000
     Write-off of marketable securities available for
      sale..................................................           --              508
     Minority interest in loss of subsidiary................           --             (112)
     (Increase) Decrease in operating assets
            Accounts receivable.............................        1,189           (2,016)
            Deferred tax asset..............................          288           (7,678)
            Receivables and prepaid expenses................        1,538             (247)
            Prepaid distribution rights.....................       (3,767)          (3,409)
            Other assets....................................         (609)            (246)
     Increase (Decrease) operating liabilities
            Accounts payable................................          544              784
            Deferred revenue, net...........................         (767)              55
            Reserve for chargebacks/credits.................          (56)              25
            Other accrued liabilities.......................          231              195
                                                                  -------          -------
               NET CASH PROVIDED BY OPERATING ACTIVITIES....        5,393              716
                                                                  -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture....................       (2,571)          (3,594)
     Purchase of subscriber base............................         (500)              --
                                                                  -------          -------
          NET CASH USED IN INVESTING ACTIVITIES.............       (3,071)          (3,594)
                                                                  -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations..................       (1,602)            (919)
     Payment of related party notes payable.................          (40)            (962)
     Increase (Decrease) in note payable....................       (2,000)           5,000
     Issuance of common stock...............................          144            1,617
     Payment on distribution payable........................                          (500)
     Increase in debt offering costs........................           --              152
                                                                  -------          -------
          NET CASH (USED IN) PROVIDED BY FINANCING
            ACTIVITIES......................................       (3,498)           4,388
                                                                  -------          -------
NET (DECREASE) INCREASE IN CASH.............................       (1,176)           1,510
CASH AND CASH EQUIVALENTS, beginning of period..............        8,667            7,329
                                                                  -------          -------
CASH AND CASH EQUIVALENTS, end of period....................        7,491            8,839
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. ("the Company" or "New Frontier Media") and its wholly owned subsidiaries Colorado Satellite Broadcasting, Inc. d/b/a The Erotic Networks ("CSB" or "TEN") and Interactive Gallery, Inc. ("IGI").

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

BASIS OF PRESENTATION

The financial information included in these financial statements is unaudited but, in the opinion of management, reflects all normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The interim results of operations and cash flows are not necessarily indicative of those results and cash flows for the entire year. These financial statements should be read in conjunction with the financial statements and notes to the financial statements contained in the Annual Report on Form 10-K for the fiscal year ended March 31, 2001 (the "2001 Form 10-K") of New Frontier Media and its subsidiaries. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 141 is effective for the Company's financial statements for the year ending March 31, 2002.

In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill be tested for impairment at least annually at the reporting unit level, that intangible assets deemed to have an indefinite life be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives no longer be limited to forty years. SFAS No. 142 is effective for the Company's financial statements for the year ending March 31, 2003.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2003. For 2002, the amortization of goodwill and intangible assets is expected to be approximately $636,000, or $.03 per share. The Company is evaluating the

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

impact that application of the nonamortization provisions of the Statements will have on the Company's financial statements. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the financial statements of the Company.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement is not applicable to the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for the Company's financial statements for the year ending March 31, 2003. The Company has not yet determined what the effect of these tests will be on the financial statements of the Company.

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

The components of basic and diluted earnings per share are as follows:

                           EARNINGS (LOSS) PER SHARE
                                   (IN 000S)

                                                             QUARTER ENDED             NINE MONTHS ENDED
                                                              DECEMBER 31,                DECEMBER 31,
                                                         ----------------------      ----------------------
                                                           2001          2000          2001          2000
                                                         --------      --------      --------      --------
Net income (loss) available for common
  shareholders.......................................      1,263           996         1,774        (2,152)
                                                         =======       =======       =======       =======
Average outstanding shares of common stock...........     21,151        20,864        21,099        21,004
Dilutive effect of:
Warrants/Employee Stock Options......................      1,017         1,151         1,136            --
                                                         -------       -------       -------       -------
Common stock and common stock equivalents............     22,168        22,015        22,235        21,004
                                                         =======       =======       =======       =======
Earnings (loss) per share:
Basic/Diluted........................................    $   .06       $   .05       $   .08       $  (.10)

Common stock equivalents are not included in the loss per share calculation since their effect would be anti-dilutive.

NOTE 3 -- SHAREHOLDERS' EQUITY

During the quarter and nine months, respectively, the Company issued 33,611 and 114,711 shares of common stock upon the exercise of compensatory warrants and options.

During the quarter and nine months, respectively, the Company issued 12,058 and 38,081 shares of common stock in lieu of interest.

During the quarter and nine months, respectively, the Company repurchased 1,400 and 8,800 shares of common stock. The Company retired these shares.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

During the nine months, the Company issued 94,137 shares of common stock for the purchase of a subscriber base.

NOTE 4 -- STOCK OPTIONS AND WARRANTS

As of December 31, 2001, the Company had granted 2,624,500 Options from the 2000 Millenium Stock Option Plan, 1,607,950 Options from the 1999 Incentive Stock Option Plan and 843,000 Options from the 1998 Stock Option Plan.

The Company grants warrants to consultants for services provided allowing them to purchase common stock of New Frontier Media. During the quarter ended December 31, 2001, no warrants were issued. During the nine months ended December 31, 2001, 105,000 warrants were issued.

NOTE 5 -- SEGMENT INFORMATION

For internal reporting purposes, management segregates the Company into three divisions: 1) Subscription/Pay-Per View TV, 2) Internet Group and 3) Corporate Administration.

The following tables represent unaudited financial information by reportable segment (in thousands):

                                                        QUARTER ENDED                NINE MONTHS ENDED
                                                         DECEMBER 31,                   DECEMBER 31,
                                                  --------------------------       ----------------------
                                                      2001            2000           2001          2000
                                                  ------------      --------       --------      --------
NET REVENUE
     Subscription/Pay-Per-View TV..............       7,309            6,210        21,876         17,565
     Internet Group............................       5,070            8,973        19,262         25,098
     Corporate Administration..................          21               31            83             94
                                                    -------         --------       -------       --------
          Total................................      12,400           15,214        41,221         42,757
                                                    =======         ========       =======       ========
INCOME (LOSS) BEFORE MINORITY INTEREST AND
INCOME TAXES
     Subscription/Pay-Per-View TV..............       1,419              (39)        4,443            973
     Internet Group............................         160              876         2,006          2,890
     Corporate Administration..................         529             (252)       (3,485)       (13,763)
                                                    -------         --------       -------       --------
          Total................................       2,108              585         2,964         (9,900)
                                                    =======         ========       =======       ========
INTEREST INCOME
     Subscription/Pay-Per-View TV..............          --                6             2             14
     Internet Group............................           2                8             4             23
     Corporate Administration..................          38               17           159            105
                                                    -------         --------       -------       --------
          Total................................          40               31           165            142
                                                    =======         ========       =======       ========
INTEREST EXPENSE
     Subscription/Pay-Per-View TV..............          36               33           140             97
     Internet Group............................         101               83           315            242
     Corporate Administration..................         302               51           996            367
                                                    -------         --------       -------       --------
          Total................................         439              167         1,451            706
                                                    =======         ========       =======       ========
DEPRECIATION AND AMORTIZATION
     Subscription/Pay-Per-View TV..............       1,336              993         3,799          2,858
     Internet Group............................         921              617         2,680          1,628
     Corporate Administration..................           6                4            14              6
                                                    -------         --------       -------       --------
          Total................................       2,263            1,614         6,493          4,492
                                                    =======         ========       =======       ========

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                  (UNAUDITED)       (AUDITED)
                                                  DECEMBER 31,      MARCH 31,
                                                      2001            2001
                                                  ------------      ---------
IDENTIFIABLE ASSETS
     Subscription/Pay-Per-View TV..............     $26,536         $ 25,268
     Internet Group............................      14,465           18,248
     Corporate Administration..................      30,142           35,610
     Eliminations..............................     (19,995)         (26,520)
                                                    -------         --------
          Total................................     $51,148         $ 52,606
                                                    =======         ========

NOTE 6 -- MAJOR CUSTOMER

The Company's revenue from a major customer (revenues in excess of 10% of total sales) is from a leading provider of direct broadcast satellite services. The revenue from such customer as a percentage of total revenues for the quarters ended December 31 are as follows:

                                                               2001             2000
                                                             --------         --------
Customer A............................................          27%              17%

At December 31, 2001 and March 31, 2001, accounts receivable from Customer A is $2,378,000 and $2,888,000, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. Customer A is included in the Subscription/Pay-Per-View TV Segment.

The loss of its significant customer could have a materially adverse effect on the Company's business, operating results or financial condition. To limit the Company's credit risk, management performs ongoing credit evaluations of its customers and maintains allowances for potentially uncollectable accounts.

NOTE 7 -- LITIGATION

The Company was a defendant in a lawsuit filed on January 25, 1999 in which J.P. Lipson sought to enforce an alleged agreement with the Company. On September 1, 2000, a jury entered a verdict awarding to the plaintiff $10 million in liquidated damages and, in the alternative, $1 million in actual damages and $1 million in punitive damages. The Company established a $10 million reserve on its books during the quarter ended September 30, 2000 as a result of the jury verdict.

Subsequent to September 30, 2000, the Boulder District Court entered an order granting the Company's motion to reduce the actual damages against the Company from $10 million to $1 million, thereby reducing Mr. Lipson's total award, exclusive of interest, to $2.5 million. The Company thereafter reduced the $10 million reserve on its books to $2.5 million.

On December 26, 2001, the Company announced that it had settled the Lipson lawsuit in its entirety for a lump sum payment of $820,000 made to his attorneys. The Company reversed the remaining $1.7 million in legal reserve during the quarter ended December 31, 2001.

In February 1999, the Company issued 700,000 shares of its common stock to Pleasure Licensing LLC and Pleasure Productions, Inc. (collectively "Pleasure") at $2.12 per share for consideration in obtaining a license agreement for the rights to distribute approximately 4,000 adult motion pictures. In addition, the Company issued a five year common stock purchase warrant valued at $1.00 per share to purchase 700,000 shares of the Company's common stock at an exercise price of $1.12 per share.

On August 3, 1999, the Company filed a lawsuit against Pleasure alleging breach of contract, breach of express warranties, breach of implied warranty of fitness for a particular purpose, and rescission, seeking the return of 700,000 shares of New Frontier Media stock and warrants. Pleasure removed the

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

District Court action to Federal District Court in Colorado and filed counterclaims related to the Company's refusal to permit Pleasure to trade the securities issued to Pleasure. Pleasure's counterclaims allege breach of contract, copyright and trademark infringement, and fraud.

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

At December 31, 2001, the carrying value of the Pleasure licenses' was approximately $1.7 million and has been recorded in Other Assets--Other. Although a loss on these licenses is possible, no provision for such losses has been recorded in the accompanying financial statements due to the uncertainty of the outcome of the litigation proceedings.

NOTE 8 -- NOTES PAYABLE

Notes payables consisted of the following:

                                                                   (UNAUDITED)        (AUDITED)
                                                                   DECEMBER 31,       MARCH 31,
                                                                       2001              2001
                                                                   ------------       ----------
  Unsecured note payable bearing interest at 15% per annum.
     The principal is payable in cash on January 16, 2003.
     Interest is payable at the option of the Holder in cash
     or stock on a quarterly basis, in arrears, commencing
     May 1, 2001............................................        $  250,000        $  250,000

  Unsecured note payable bearing interest at 15% per annum.
     The principal is payable in cash on January 30, 2003.
     Interest is payable at the option of the Holder in cash
     or stock on a quarterly basis, in arrears, commencing
     May 1, 2001............................................           250,000           250,000

  Unsecured note payable bearing interest at 15% per annum.
     The principal is payable in cash on February 2, 2003.
     Interest is payable at the option of the Holder in cash
     or stock on a quarterly basis, in arrears, commencing
     May 1, 2001............................................           500,000           500,000

  Unsecured note payable bearing interest at 12% per annum.
     The principal is payable in cash on or before December
     17, 2002. Interest will be paid on the outstanding
     principal amount on a monthly basis on or before the
     fifth day of each month................................        $3,000,000        $5,000,000
                                                                    ----------        ----------
                                                                     4,000,000         6,000,000
                                                                    ----------        ----------
  Less current portion......................................         3,000,000                --
                                                                    ----------        ----------
          LONG-TERM PORTION.................................        $1,000,000        $6,000,000
                                                                    ==========        ==========

NOTE 9 -- OTHER INCOME

The Company recognized $0.3 million in deferred revenue during the quarter ended December 31, 2001, in connection with Metro Global Media, Inc. ("Metro") releasing the Company from its obligations to perform services under a contract signed in July 1999 for which the Company was given 250,000 shares of Metro stock. At the time the contract was signed, the Company recognized deferred revenue in the amount of $0.6 million, the fair market value of the Metro stock on that date. Since that time, the Company has amortized this deferred revenue over 60 months for services it was

                          NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


providing to Metro. The Company has ceased providing these services to Metro and Metro released the Company from its obligation of providing any future services during this current quarter. Accordingly, the remaining deferred revenue has now been recognized and is included in Other Income.

NOTE 10 -- SUBSEQUENT EVENTS

The Internet Group is undergoing a restructuring of its operations subsequent to December 31, 2001. This restructuring includes the elimination and/or consolidation of job functions to the Company's Boulder, Colorado location and the planned sublease of its eighth floor facility in Sherman Oaks, California. The Internet Group expects that all consolidation activities will be finalized by the end of the first quarter of its fiscal year ending March 31, 2003.

In January 2002, the Company has approved the granting of 230,000 stock options from the 2001 Incentive Stock Plan.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. These statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully manage our credit card chargeback and credit percentage in order to maintain our ability to accept credit cards as a form of payment for our products and services; 2) our ability to compete effectively with our primary Cable/ DSB competitor; 3) our ability to compete effectively with our Internet competitors; 4) our ability to attract traffic and increase the conversion and retention rates of our web sites; 5) our ability to retain our key executives; and 6) our ability to retain our major customer which accounts for 27% of our total revenue.

The following table reflects the Company's results of operations for the quarter and nine months ended December 31, 2001 and 2000.

                             RESULTS OF OPERATIONS

                                                        (IN MILLIONS)                     (IN MILLIONS)
                                                        QUARTER ENDED                   NINE MONTHS ENDED
                                                        DECEMBER 31,                      DECEMBER 31,
                                                  -------------------------         -------------------------
                                                    2001             2000             2001             2000
                                                  --------         --------         --------         --------
NET REVENUE
Subscription/Pay-Per-View TV
     Cable/DBS..............................         5.0              3.7             14.7             10.0
     C-Band.................................         2.3              2.5              7.2              7.6
Internet Group
     Net Membership.........................         3.2              5.0             12.7             14.5
     Sale of Content........................         0.4              1.0              1.5              3.0
     Sale of Traffic........................         1.4              2.8              4.7              6.9
     Other..................................         0.1              0.2              0.4              0.7
                                                   -----            -----            -----            -----
     TOTAL..................................        12.4             15.2             41.2             42.7
                                                   =====            =====            =====            =====
COST OF SALES
Subscription/Pay-Per-View TV................         3.5              2.9             10.0              8.5
Internet Group..............................         2.6              4.4             10.1             13.1
                                                   -----            -----            -----            -----
     TOTAL..................................         6.1              7.3             20.1             21.6
                                                   =====            =====            =====            =====
OPERATING INCOME (LOSS)
Subscription/Pay-Per-View TV................         1.4              0.7              4.6              1.8
Internet Group..............................         0.3              1.2              2.3              3.6
Corporate Administration....................        (1.2)            (1.2)            (4.7)            (4.2)
                                                   -----            -----            -----            -----
     TOTAL..................................         0.5              0.7              2.2              1.2
                                                   =====            =====            =====            =====

NET REVENUE

Net revenue for the Company was $12.4 million for the quarter ended December 31, 2001, as compared to $15.2 million for the quarter ended December 31, 2000, representing a decrease of 18%. Net revenue for the Company was $41.2 million for the nine months ended December 31, 2001, as compared to $42.7 million for the nine months ended December 31, 2000, representing a decrease of 4%.

The decrease in net revenue for the quarter is due to a 43% decrease in net revenue generated by the Internet Group that was offset by an 18% increase in net revenue generated by the Subscription/PPV TV Group. Net revenue for the Subscription/PPV TV Group increased to $7.3 million for the quarter ended December 31, 2001, from $6.2 million as of the quarter ended December 31, 2000. Net revenue for the Internet Group declined from $9.0 million as of the quarter ended December 31, 2000 to $5.1 million for the quarter ended December 31, 2001.

The decrease in net revenue for the nine months ended December 31, 2001 is due to a 24% increase in net revenue generated by the Subscription/PPV TV Group that was offset by a 23% decrease in net revenue generated by the Internet Group. Net revenue for the Subscription/PPV TV Group increased to $21.9 million for the nine months ended December 31, 2001 from $17.6 million for the nine months ended December 31, 2000. Net revenue for the Internet Group declined from $25.1 million as of the nine months ended December 31, 2000 to $19.3 million as of the nine months ended December 31, 2001.

OPERATING INCOME

Operating income for the Company decreased to $0.5 million for the quarter ended December 31, 2001, from $0.7 million for the quarter ended December 31, 2000, representing a 29% decrease. Operating income for the Company increased to $2.2 million for the nine months ended December 31, 2001, from $1.2 million for the nine months ended December 31, 2000, representing a 83% increase.

The decrease in operating income for the quarter ended December 31, 2001 is due to a decrease in operating income generated by the Internet Group. The Internet Group's operating income declined from $1.2 million for the quarter ended December 31, 2000, to $0.3 million for the quarter ended December 31, 2001, representing a 75% decrease. This decline was offset by an increase in operating income by the Subscription/PPV TV Group. Operating income generated by the Subscription/PPV TV Group was $1.4 million for the quarter ended December 31, 2001, as compared to $0.7 million for the quarter ended December 31, 2000, representing a 100% increase.

The increase in operating income for the nine months ended December 31, 2001, was due to an increase in operating income generated by the Subscription/PPV TV Group. Operating income for the Subscription/PPV TV Group was $4.6 million for the nine months ended December 31, 2001, as compared to $1.8 million for the nine months ended December 31, 2000, representing a 156% increase. This increase was offset by a decrease in operating income for the Internet Group. Operating income for the Internet Group declined from $3.6 million as of the nine months ended December 31, 2000, to $2.3 million as of the nine months ended December 31, 2001, representing a 36% decrease.

                    SUBSCRIPTION/PAY-PER-VIEW (PPV) TV GROUP

The following table outlines the current distribution environment and addressable households for each network:

                                                         ESTIMATED ADDRESSABLE HOUSEHOLDS
                                                      ---------------------------------------
                                                                  (IN THOUSANDS)
                                                         AS OF          AS OF
                                                      DECEMBER 31,   DECEMBER 31,
       NETWORK              DISTRIBUTION METHOD           2001           2000       % CHANGE
       -------              -------------------       ------------   ------------   ---------
Pleasure                Cable/DBS                        17,800         14,200         25%
TeN                     Cable/DBS                         8,000          5,600         43%
ETC                     Cable/DBS                         3,500          2,300         52%
Extasy                  C-band/Cable/DBS                  7,600          3,800        100%(1)
True Blue               C-band                              840          1,700        -51%(1)
X-Cubed (2)             C-band                              840          1,200        -30%(1)
TOTAL ADDRESSABLE SUBSCRIBERS                            38,580         28,800

(1) % change gives effect to a 30% decline in the C-band market addressable households. Total addressable C-Band households declined from 1.2 million as of December 31, 2000 to 840,000 as of December 31, 2001.

(2) This network was formerly known as GonzoX. The network was renamed X-Cubed in May 2001.

NET REVENUE

Total net revenue for the Subscription/PPV TV Group was $7.3 million for the quarter ended December 31, 2001, representing an 18% increase from $6.2 million for the quarter ended December 31, 2000. Of total net revenue, C-Band net revenue was $2.3 million for the quarter ended December 31, 2001, as compared to $2.5 million for the quarter ended December 31, 2000, representing a decrease of 8%. Revenue from the Group's Cable/DBS services for the quarter ended December 31, 2001, was $5.0 million as compared to $3.7 million for the quarter ended December 31, 2000, an increase of 35%. Revenue from the Group's Cable/DBS services is responsible for approximately 68% of the Group's total net revenue for the quarter ended December 31, 2001, as compared to 60% for the quarter ended December 31, 2000.

Total net revenue for the Subscription/PPV TV Group was $21.9 million for the nine months ended December 31, 2001, representing a 24% increase from $17.6 million for the nine months ended December 31, 2000. Of total net revenue, C-Band net revenue was $7.2 million for the nine months ended December 31, 2001, as compared to $7.6 million for the nine months ended December 31, 2000, representing a decrease of 5%. Revenue from the Group's Cable/DBS services for the nine months ended December 31, 2001, was $14.7 million as compared to $10.0 million for the nine months ended

December 31, 2000, an increase of 47%. Revenue from the Group's Cable/ DBS services is responsible for approximately 67% of the Group's total net revenue for the nine months ended December 31, 2001, as compared to 57% for the nine months ended December 31, 2000.

The decrease in C-Band revenue for both the quarter and nine months ended December 31, 2001 is due to the declining C-Band market as consumers continue to convert C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has decreased 30% since December 31, 2000, from 1.2 million addressable subscribers to 840,000 addressable subscribers as of December 31, 2001.

The Subscription/PPV TV Group acquired the C-Band subscriber base of Emerald Media, Inc. ("EMI") in April 2001 for a total of $750,000 in stock and cash. EMI was formerly the Group's largest competitor in the adult C-Band market, operating two competing networks, which were discontinued after this acquisition. The effect of this acquisition has been to support the Group's C-Band revenue stream in a quickly eroding market place. Although the C-Band market continues to decline, the number of subscribers to the Subscription/PPV TV Group's networks remains relatively stable quarter to quarter as does its average revenue earned per sale.

The increase in the Subscription/PPV TV Group's Cable/DBS revenue for the quarter and nine months ended December 31, 2001 is a result of the following factors as discussed further below: 1) the launch of Erotic Television Clips ("ETC"); 2) the increase in Extasy's addressable subscriber base; and 3) an increase in Pleasure's addressable subscriber base.

The Subscription/PPV TV Group launched ETC in July 2000. As of December 31, 2001, ETC was available to 3.5 million Cable and DBS addressable subscribers, representing an increase of 52% from 2.3 million addressable subscribers as of December 31, 2000. Revenue from ETC has grown 168% and 429% for the quarter and nine months ended December 31, 2001, respectively, when compared to the same periods a year ago.

As of December 31, 2001, Extasy was available to 6.8 million Cable/DBS addressable subscribers up from 2.6 million addressable subscribers as of December 31, 2000, an increase of 162%. In August 2001, EchoStar Communication Corporation's DISH network ("DISH") moved Extasy from its satellite at 110 degrees, where it has resided since its launch on DISH, to its satellite at 119 degrees. DISH's satellite at 119 degrees is viewed by nearly double the number of addressable subscribers than its satellite at 110 degrees.

Pleasure is available to 17.8 million addressable subscribers as of December 31, 2001, representing an increase of 25% from 14.2 million subscribers as of December 31, 2000. The increase in addressable subscribers is a result of the addition of new affiliates and on-line growth of existing affiliates. The Subscription/PPV TV Group has signed corporate carriage agreements with AOL Time Warner, Inc. ("Time Warner") and Comcast Corporation ("Comcast") for the distribution of Pleasure on all of their digital systems. In addition, many analog systems of these multiple system operators ("MSO's") have chosen to carry Pleasure. Time Warner replaced Playboy TV with Pleasure on its largest analog system in New York City's borough of Manhattan in September 2001.

As of the period ended December 31, 2001, Pleasure is distributed on nearly all of the digital systems for Time Warner and 100% of the digital cable systems for Comcast and Cable One.

During the quarter ended September 30, 2001, DISH terminated the distribution of Pleasure on its platform. The Subscription/PPV TV Group has not experienced a material change in its total net revenue due to this disaffiliation.

The Group was notified by Hughes Electronic Corporation's DirecTV ("DirecTV") that it will be terminating the six-hour feed of the Group's Pleasure network as of January 31, 2002. The Subscription/PPV TV Group does not anticipate any material change in its total net revenue as a result of this disaffiliation.

During the quarter ended December 31, 2001, the Subscription/PPV TV Group began distribution of its Pleasure, TeN and ETC networks on several new Charter Communication, Inc. digital systems.

COST OF SALES

Cost of sales for the Subscription/PPV TV Group was $3.5 million, or 48% of revenue, for the quarter ended December 31, 2001, as compared to $2.9 million, or 47% of revenue, for the quarter ended December 31, 2000, an increase of 21%. Cost of sales for the Subscription/PPV TV Group was $10.0 million or 46% of revenue, for the nine months ended December 31, 2001, as compared to $8.5 million, or 48% of revenue, as of the nine months ended December 31, 2000, an increase of 18%.

Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, amortization of content licenses, TeN.com internet costs, and call center operations.

The increase in cost of sales is due to the following: a) an increase in programming acquisition costs for screening, quality control and editing of the Group's content as it has expanded the number of movies offered on each of its networks; b) an increase in amortization expense related to the purchase of additional content as the Group has expanded the number of movies airing on its networks each month; and c) an increase in costs associated with the operation of the Subscription/PPV TV Group's digital broadcast center as the Group has added additional functionalities.

The Subscription/PPV TV Group is currently renegotiating its satellite transponder lease contract effective January 1, 2002. This negotiation is expected to result in a 20% decline in cost for this expense.

As part of the renegotiation of its transponder leases, the Subscription/PPV TV Group will be creating a digital tier for its Pleasure, TeN, and ETC networks on Loral Space & Communications' ("Loral") satellite known as T-7. This digital tier will take the place of the edgeband technology that the Group is currently using. Edgeband technology permits multiple services to be carried over an existing satellite transponder by adding a multiplex of MPEG-2 compressed programs at the band edge of the transponder. This change to a digital tier makes the distribution of the Group's services more bandwidth efficient for its cable affiliates.

OPERATING INCOME

Operating income for the Subscription/PPV TV Group for the quarter ended December 31, 2001 was $1.4 million as compared to operating income of $0.7 million for the quarter ended December 31, 2000, an increase of 100%. Operating income for the Subscription/PPV TV Group for the nine months ended December 31, 2001 was $4.6 million as compared to operating income of $1.8 million for the nine months ended December 31, 2000, an increase of 156%.

The increase in operating income for the quarter and nine months ended December 31, 2001, as compared to the quarter and nine months ended December 31, 2000, is due to an 18% and 24% increase in revenue for the quarter and nine months ended December 31, 2001, respectively. Additionally, the Subscription/PPV TV Group's gross margin percentage increased from 52% as of the nine months ended December 31, 2000, to 54% as of the nine months ended December 31, 2001.

Operating expenses as a percentage of revenue were 33% for the quarter and nine months ended December 31, 2001, as compared to 42% and 41% for the quarter and nine months ended December 31, 2000, respectively. The decrease in operating expenses as a percentage of revenue is a result of the Subscription/PPV TV Group's operating expenses such as advertising, payroll, trade show expenses, and consulting remaining fairly flat as revenue increased. Operating expenses declined from $2.6 million as of the quarter ended December 31, 2000, to $2.4 million for the quarter ended December 31, 2001, representing a decrease of 8%. Operating expenses increased 1% from $7.2 million as of the nine months ended December 31, 2000, to $7.3 million for the nine months ended December 31, 2001.

                                 INTERNET GROUP
NET REVENUE

Total net revenue for the Internet Group was $5.1 million for the quarter ended December 31, 2001, as compared to $9.0 million for the quarter ended December 31, 2000, which represents a decrease of 43%. Total net revenue for the Internet Group was $19.3 million for the nine months ended December 31, 2001, as compared to $25.1 million for nine months ended December 31, 2000, which represents a decrease of 23%. The Internet Group's revenue is comprised of membership revenue from its consumer-based web sites, revenue from the sale of its content feeds, revenue from the sale of exit traffic, and revenue from its Internet Service Provider ("ISP") services.

Net membership revenue for the Internet Group was $3.2 million for the quarter ended December 31, 2001 as compared to net membership revenue of $5.0 million for the quarter ended December 31, 2000, which represents a decrease of 36%. Net membership revenue for the Internet Group was $12.7 million for the nine months ended December 31, 2001, as compared to $14.5 million for the nine months ended December 31, 2000, which represents a decrease of 12%. The Internet Group's chargebacks and credits were $0.3 million, or 9% of gross membership revenue for the quarter ended December 31, 2001, as compared to $0.7 million, or 12% of gross membership revenue for the quarter ended December 31, 2000. The Internet Group's chargebacks and credits were $1.6 million, or 11% of gross membership revenue for the nine months ended December 31, 2001, as compared to $2.0 million, or 12% of gross membership revenue for the nine months ended December 31, 2000. The Internet Group has continued to manage its credit card revenue closely in order to ensure that it is meeting the necessary chargeback parameters required by the major credit card companies.

The Internet Group has seen a decline in its membership revenue as a result of a decrease in traffic to its sites. This decrease in traffic to the Internet Group's sites during the quarter and nine months ended December 31, 2001 is primarily due to changes made to the Internet Group's webmaster payout model. The Internet Group changed its payout model during fiscal 2002 to compensate a webmaster for traffic directed to the Internet Group's websites only upon the conversion of a referral into a paying monthly member. This change resulted in a 74% and 46% decline in webmaster payouts for the quarter and nine months ended December 31, 2001, while net membership revenue declined only 36% and 12% for the quarter and nine months ended December 31, 2001. Membership revenue and traffic has also decreased because of the proliferation of free adult material available on the Internet.

Revenue from the Internet Group's sale of content was $0.4 million for the quarter ended December 31, 2001, as compared to $1.0 million for the quarter ended December 31, 2000, representing a decrease of 60%. Revenue from the Internet Group's sale of content was $1.5 million for the nine months ended December 31, 2001, as compared to $3.0 million for the nine months ended December 31, 2000, which represents a decrease of 50%. This decrease in revenue from the sale of content is due to a softening in the demand for content by third-party webmasters.

Revenue is earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to affiliate webmaster marketing programs. Revenue from the sale of traffic was $1.4 million for the quarter ended December 31, 2001, as compared to $2.8 million for the quarter ended December 31, 2000, which represents a decrease of 50%. Revenue from the sale of traffic was $4.7 million for the nine months ended December 31, 2001, as compared to $6.9 million for the nine months ended December 31, 2000, which represents a decrease of 32%. The Internet Group's revenue from sale of traffic has decreased for the quarter and nine months ended December 31, 2001 because of a decline in overall traffic purchased by the Internet Group under its new webmaster payout model. The decline in traffic to the Internet Group's web sites results in less traffic available to sell.

The Internet Group's other revenue was earned from the sale of services such as co-location and bandwidth management ("ISP" services) to non-affiliated companies. The Group's other revenue was $0.1 million for the quarter ended December 31, 2001, as compared to $0.2 million for the quarter ended December 31, 2000, representing a decrease of 50%. The Internet Group's other revenue was $0.4 million for the nine months ended December 31, 2001, as compared to $0.7 million for the nine months ended December 31, 2000, representing a decrease of 43%. This decrease in other revenue for the quarter and nine months ended December 31, 2001 was due to the Group's major non-affiliated customer changing service providers.

COST OF SALES

Cost of sales for the Internet Group was $2.6 million for the quarter ended December 31, 2001, as compared to $4.4 million for the quarter ended December 31, 2000, representing a decrease of 41%. Cost of sales for the Internet Group was $10.1 million for the nine months ended December 31, 2001, as compared to $13.1 million for the nine months ended December 31, 2000, which represents a decrease of 23%. Cost of sales consists of expenses associated with credit card fees, merchant banking fees, bandwidth, membership acquisition costs (purchase of traffic), web site content costs, and depreciation of assets. Cost of sales was 51% and 52% of total net revenue for the quarter and nine months ended December 31, 2001, respectively, as compared to 49% and 52% of net revenue for the quarter and nine months ended December 31, 2000, respectively.

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

The Internet Group's traffic acquisition costs were $0.7 million, or 14% of net revenue, as of the quarter ended December 31, 2001, as compared to $2.7 million, or 30% of net revenue, for the quarter ended December 31, 2000, representing a decrease of 74%. The Internet Group's traffic acquisition costs were $3.9 million, or 20% of net revenue, for the nine months ended December 31, 2001, as compared to $7.1 million, or 28% of net revenue, for the nine months ended December 31, 2000, which represents a decrease of 45%. This decrease is due to the implementation of new traffic acquisition programs that focused on decreasing customer acquisition costs. The Internet Group is focusing its efforts on further refining its customer acquisition programs in order to balance these costs with the revenue generated. The Group expects to see incremental increases in its customer acquisition costs in future periods in order to generate additional traffic to its sites.

Merchant banking fees, including fees for credits and chargebacks, were 9% of gross membership revenue for both quarters ended December 31, 2001 and 2000. Merchant banking fees, including fees for credits and chargebacks increased from 9% of gross membership revenue as of the nine months ended December 31, 2000 to 10% as of the nine months ended December 31, 2001. The Internet Group was successful in its attempt to reverse the Visa fine assessed during the quarter ended September 30, 2001, and this is reflected in the current quarter's results.

Operational expenses, which include depreciation and amortization of Internet equipment, were 20% and 9% of net revenue for the quarters ended December 31, 2001 and December 31, 2000, respectively. Operational expenses, which include depreciation and amortization of Internet equipment, were 15% and 8% of net revenue for the nine months ended December 31, 2001 and December 30, 2000, respectively. This increase in operational expenses is primarily related to operating lease, maintenance and depreciation expenses incurred in the build out of the Internet Group's ISP facility which was completed this quarter.

OPERATING INCOME

Operating income for the Internet Group was $0.3 million for the quarter ended December 31, 2001 as compared to $1.2 million for the quarter ended December 31, 2000, representing a decrease of 75%. Operating income for the Internet Group was $2.3 million for the nine months ended December 31, 2001 as compared to $3.6 million for the nine months ended December 31, 2000, which represents a decrease of 36%.

Operating expenses were 43% and 36% of net revenue for the quarter and nine months ended December 31, 2001, respectively, as compared to 38% and 33% of net revenue for the quarter and nine months ended December 31, 2000, respectively. Total operating expenses decreased 35% and 19% from the quarter and nine months ended December 31, 2000.

The decrease in operating expenses for the quarter and nine months is a result of the establishment of a reserve for bad debts during the quarter ended December 31, 2000, in the amount of $0.8 million and a decrease in legal, trade show, advertising and consulting expenses.

The Internet Group is currently undergoing a restructuring of its operations. This restructuring includes the elimination and/or consolidation of job functions to the Company's Boulder, Colorado location and the planned sublease of its eighth floor facility in Sherman Oaks, California. The Internet Group expects that all consolidation activities will be finalized by the end of the first quarter of its fiscal year ending March 31, 2003.

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

The operating loss for this segment was $1.2 million for both the quarters ended December 31, 2001 and 2000. The operating loss for this segment increased from a loss of $4.2 million as of the nine months ended December 31, 2000 to a loss of $4.7 million as of the nine months ended December 31, 2001, an increase of 12%.

The increase in the operating loss for this segment for the nine months ended December 31, 2001, is due to an increase in consulting expenses related to the hiring of an investment advisory firm, an increase in travel expenses related to more frequent travel to the Internet Group location in Los Angeles, and an increase in the Company's insurance premiums. These increases were offset by a 32% decrease in legal costs during the same period.

                             OTHER INCOME (EXPENSE)

Other income (expense) increased from expense of $0.1 million and $11.1 million for the quarter and nine months ended December 31, 2000, respectively, to income of $1.6 million and $0.7 million for the quarter and nine months ended December 31, 2001, respectively. The nine months ended December 31, 2000, includes two nonrecurring items: 1) a $10 million reserve for the jury verdict issued in the J.P. Lipson lawsuit ("Lipson lawsuit"), and 2) a $507,500 loss for the write down of Metro Global Media, Inc. ("Metro") stock.

The quarter and nine months ended December 31, 2001, include two nonrecurring items: 1) the reversal of $1.7 million of the Company's legal reserve subsequent to the settlement of the Lipson lawsuit and 2) $0.3 million in revenue related to the release of the Company's service obligations to Metro.

The Company was a defendant in a lawsuit filed on January 25, 1999 in which J.P. Lipson sought to enforce an alleged agreement with the Company. On September 1, 2000, a jury entered a verdict awarding to the plaintiff $10 million in liquidated damages and, in the alternative, $1 million in actual damages and $1 million in punitive damages. The Company established a $10 million reserve on its books during the quarter ended September 30, 2000 as a result of the jury verdict.

Subsequent to September 30, 2000, the Boulder District Court entered an order granting the Company's motion to reduce the actual damages against the Company from $10 million to $1 million, thereby reducing Mr. Lipson's total award, exclusive of interest, to $2.5 million. The Company thereafter reduced the $10 million reserve on its books to $2.5 million.

On December 26, 2001, the Company announced that it had settled the Lipson lawsuit in its entirety for a lump sum payment of $820,000 made to his attorneys. At that time, the Company reversed the remaining $1.7 million in legal reserve.

In July 1999, the Company entered into an agreement with Metro in which it received 250,000 shares of Metro common stock. The market value of this stock on the date of the transaction was $2.47 per share. Subsequent to this agreement the stock was delisted from the NASDAQ, is now thinly traded on the over-the-counter market, and its value as of September 30, 2000 had declined to $0.47 per share. Due to the permanent impairment in the value of this stock, the Company wrote the stock down to $117,500 on its books during the quarter ended September 30, 2000, and took a write off of $507,500.

The Company recognized $0.3 million in revenue during the quarter ended December 31, 2001, in connection with Metro releasing the Company from its obligations to perform services under a contract signed in July 1999 for which the Company was given 250,000 shares of Metro stock. At the time the contract was signed, the Company recognized deferred revenue in the amount of $0.6 million, the fair market value of the Metro stock on that date. Since that time, the Company has amortized this deferred revenue over 60 months for services it was providing to Metro. The Company has ceased providing these services to Metro and Metro released the Company from its obligation of providing any future services during this current quarter. Accordingly, the remaining deferred revenue has now been recognized.

The Company's interest expense has increased from $0.1 million and $0.7 million for the quarter and nine months ended December 31, 2000, respectively, to $0.4 million and $1.5 million for the quarter and nine months ended December 31, 2001, respectively. This increase is due to the additional $4.0 million in debt outstanding as of December 31, 2001.

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

As of September 30, 2000, the Company estimated that it had $7.6 million in net operating loss carryfowards which expire from 2012 through 2021. Based on the recent history of operating profits and the expected profitability of the Company in future periods, the Company concluded at that time that it was "more likely than not" that the full benefit of its deferred tax assets would be realized in future years. Accordingly, a valuation allowance was not required for the $8.5 million in deferred tax assets.

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

                          CRITICAL ACCOUNTING POLICIES

Accounting policies that management believes are most critical to the Company's financial condition and operating results pertain to the valuation of prepaid distribution rights, revenue recognition and stock based compensation. In deriving accounting estimates management considered available information and exercised reasonable judgment. However, actual results could differ from these estimates.

                        LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 2001, cash provided by operating activities of $5.4 million was primarily associated with net income of $1.8 million, depreciation and amortization expense of $6.5 million, a decrease in other receivables and prepaid assets of $1.5 million, and a decrease in accounts receivable of $1.2 million. This cash provided by operations was offset by a $3.8 million increase in distribution rights related to the Company's licensing of content and a $2.5 million decrease in the Company's legal reserve related to the Lipson lawsuit (see Part II, Item I. Legal Proceedings).

For the nine months ended December 31, 2000, cash provided by operating activities of $0.7 million was primarily associated with a $10.0 million increase in the Company's reserve related to the Lipson lawsuit, depreciation and amortization of $4.6 million, $0.5 million for the write down of the Company's investment in Metro, and a $0.8 million increase in accounts payable. The cash provided by operations was offset by a net loss of $2.1 million, an increase in the Company's deferred tax asset of $7.7 million, an increase in accounts receivable of $2.0 million primarily related to receivables from the Subscription/PPV TV Group's DBS providers and receivables related to the Internet Group's sale of traffic and content, and a $3.4 million increase in the Subscription/PPV TV Group's prepaid distribution rights for its content licensing.

Cash used in investing activities was $3.0 million for the nine months ended December 31, 2001. This use of cash was primarily related to $0.5 million paid for the acquisition of the subscriber base of Emerald Media, Inc. by the Subscription/PPV TV Group and $2.1 million related to the build out of space for the Internet Group, the ISP facility and the Boulder, Colorado headquarters. Cash used in investing activities for the nine months ended December, 2000 was $3.6 million and was primarily associated with the purchase of domain names for the Internet Group in the amount of $1.6 million and equipment for the broadcast and Internet service provider facilities.

Cash used in financing activities was $3.5 million for the nine months ended December 31, 2001, compared to cash provided by financing activities of $4.4 million for the nine months ended December 31, 2000. Cash used in financing activities for the nine months ended December 31, 2001 was related to the repayment of $2.0 million in principal on the Company's notes payable and $1.6 million in payments made on the Company's capital leases. Cash provided by financing activities of $4.4 million for the nine months ended December 31, 2000, was attributable to the contribution of $1.3 million by the senior management group as part of the agreement reached with NASDAQ to maintain the Company's listing and an increase of $5.0 million in notes payable. This cash provided by financing activities was offset by $0.5 million distributed to the previous shareholders of the Internet Group, $0.9 million paid on capital lease obligations, and $1.0 million paid to related parties.

The Company currently has $4.0 million in notes payable outstanding. The notes bear interest at 12 - 15% per annum and the principal is due in 2002 and 2003. The Company expects to pay the interest due in common stock where possible and out of cash flow from operations in all other instances. In addition, the Company expects to pay the principal due in 2002 and 2003 out of cash flows from operations or through a refinancing of the notes at the time of maturity.

The Company is seeking to raise up to $10 million of senior debt during its current fiscal year in order to fund expansion and consolidation opportunities. There can be no assurances provided that the Company will be successful in its ability to complete this financing.

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

Interest Rate Sensitivity. As of December 31, 2001, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and two of its officers were defendants in a lawsuit filed on January 25, 1999 by J.P. Lipson in the District Court in Boulder, Colorado (Case No. 99CV30). On December 26, 2001, the Company announced that it had settled the Lipson lawsuit in its entirety for a lump sum payment of $820,000 made to his attorneys. On January 25, 2002, the District Court issued an order dismissing Lipson's lawsuit with prejudice and vacating the judgment previously entered in the case.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   10.1 Revised Employment Agreement between Interactive Telecom Network, Inc. and Jerry Howard

b) Reports on Form 8-K

On November 29, 2001, the Company filed a Form 8-K to announce its change in accountants from Singer, Lewak, Greenbaum & Goldstein LLP to Grant Thornton LLP.

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

Dated: February 11, 2002.