Form 10-K
period 2002-03-30
NEW FRONTIER MEDIA INC /CO/
filed 2002-07-01
CIK 847383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10 -K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the Year Ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: /X/ YES / / NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

Aggregate market value of voting stock held by non-affiliates: $28,488,796 based on 12,386,433 shares at June 7, 2002 held by non-affiliates and the closing price on the Nasdaq SmallCap Market on that date which was $2.30.

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

          21,246,916 common shares were outstanding as of June 7, 2002

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 20, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
               FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2002
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                               PART I.

Item 1.   Business....................................................       3

Item 2.   Properties..................................................      21

Item 3.   Legal Proceedings...........................................      21

Item 4.   Submission of Matters to a Vote of Security Holders.........      22

                               PART II.

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      23

Item 6.   Selected Financial Data.....................................      23

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      23

Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................      37

Item 8.   Financial Statements and Supplementary Data.................      37

Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................      37

                              PART III.

Item 10.  Directors and Executive Officers of the Registrant..........      38

Item 11.  Executive Compensation......................................      38

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................      38

Item 13.  Certain relationships and Related Transactions..............      38

                               PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................      39

SIGNATURES............................................................      41

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

     New Frontier Media is organized into two reportable segments:

     O Subscription/Pay-Per-View ("PPV") TV Group -- distributes branded adult entertainment programming networks through electronic distribution platforms including cable television, C-Band, DBS and Video on Demand ("VOD")

     O Internet Group -- aggregates and resells adult content via the Internet.
       The Internet Group sells content to monthly subscribers as well as to various web masters.

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

     PPV technology enables cable television operators or satellite providers to sell a block of programming, an individual movie, or an event for a set fee. PPV technology also permits cable television operators or satellite providers to sell the PPV Group's programming on a monthly, quarterly, semiannual and annual basis. PPV programming competes well with other forms of entertainment because of its relatively low price point.

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

     The PPV Group provides its programming on both a PPV and subscription basis to home satellite dish viewers through either large satellite dishes receiving a low-power analog or digital signal (C-Band) or small dishes receiving a high-power digital signal (DBS providers). According to General Instrument Corporation's Access Control Center reports, the U.S. C-band market has declined from approximately 1.1 million households as of April 2001 to 0.8 million as of April 2002. The Satellite Broadcasting & Communications Association (SBCA) reported that there were a total of 17.53 million DBS households as of December 31, 2001 (DirecTV provides service to 10.7 million households and EchoStar Communications Corporation's DISH Network ("DISH") provides service to 6.83 million households). During 2001, DirecTV and DISH combined to gain 2.91 million net new subscribers.

     The PPV Group also provides its programming on both a PPV and subscription basis through large multiple system operators ("MSOs") and their affiliated cable systems, as well as independent, privately-held cable systems. As of April 2002, the PPV Group maintained distribution arrangements with five of the ten largest domestic cable MSOs which control access to 30.4 million, or 42%, of the total basic cable household market. According to the National Cable and Telecommunications Association ("NCTA"), Cable MSOs delivered service to 73.1 million basic households in the United States as of February 2002, up from 69.4 million households a year ago. In addition, Paul Kagan Associates ("Kagan") indicates that total analog addressable cable service (i.e., basic cable households that have the capability of receiving PPV or subscription services) was provided to 51.6 million households as of December 2001.

     Growth in the PPV market is expected to result in part from cable system upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators have begun the shift from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows for advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides ("EPG"). The PPV Group expects that many of its future cable launches will be on a digital platform.

     According to Spring/Summer 2002 Kagan Cable World "K" Book, the top 25 MSO's had 15.6 million digital subscribers as of December 31, 2001 and 9.0 million digital subscribers as of December 31, 2000, representing an increase of 73%. With the number of basic cable households just above 73 million, industry-wide digital penetration is currently around 21%. The NCTA estimates that by 2006 there will be 48.6 million cable digital subscribers.

     Cable operators are also using their upgraded plants to provide their digital customers with VOD services. VOD provides the opportunity for a consumer to view a movie at any time, rather than only during the purchase window provided by the cable operator. According to SMART MONEY (May 2002 issue), there were 2.4 million VOD-enabled subscribers in North America as of December 2001. SMART MONEY estimates that this number will increase to 6.0 million by the end of 2002, and to 23.0 million by 2005. The Subscription/PPV TV Group currently provides programming to over 1.2 million VOD enabled households, representing 50% penetration.

DESCRIPTION OF NETWORKS

     The PPV Group provides six, 24-hour per day adult programming networks:
TeN: the erotic network, Pleasure, ETC, Extasy, True Blue and X-Cubed. The following table outlines the current distribution environment for each service:

                                    TABLE 1
                              SUMMARY OF NETWORKS

                                                     ESTIMATED ADDRESSABLE
                                                          HOUSEHOLDS
                                               ---------------------------------
                                                        (IN THOUSANDS)
                                                 AS OF       AS OF       AS OF
                                               MARCH 31,   MARCH 31,   MARCH 31,
  NETWORK           DISTRIBUTION METHOD          2002        2001        2000
  -------           -------------------        ---------   ---------   ---------
Pleasure        Cable/DBS                        8,600      17,500       4,600
TeN             Cable/DBS                        8,100       5,800       5,300
ETC             Cable/DBS                        3,600       2,400         n/a
Extasy (2)      C-band/Cable/DBS                 7,800       3,200       2,600
True Blue (2)   C-band                             800       1,100       2,000
X-Cubed (1)(2)  C-band                             800       1,100       1,500
TOTAL ADDRESSABLE SUBSCRIBERS                   29,700      31,100      16,000

Note: "n/a" indicates that network was not launched at that time

(1) This network was GonzoX. The network was renamed X-Cubed in May 2001

(2) Extasy, True Blue and X-Cubed addressable household numbers include 1.5 million, 1.1 million, and 0.8 million C-Band addressable households for the years ended March 31, 2000, 2001 and 2002, respectively.

PLEASURE

     On June 1, 1999, the PPV Group launched Pleasure, a 24-hour per day adult network that incorporates the most edited standard available in the category. Pleasure is distributed via cable television operators and DBS providers. Pleasure's programming consists of adult feature-length film and video productions and is programmed to deliver subscription and PPV households 20 premiere adult movies per month with a total of 110 adult movies per month. As of March 31, 2002, Pleasure was available to an estimated 8.6 million addressable multi-channel households. Pleasure was specifically designed to provide adult content programming to operators that have not yet embraced a less inhibited adult programming philosophy and for those operators that wish to use the service to

"upsell" subscription or PPV households to a less edited network such as TeN. Pleasure is distributed via Cable system operators on either a pay-per-view or pay-per-block basis at prices ranging from $5.95 to $11.95.

TEN: THE EROTIC NETWORK (TEN)

     On August 15, 1998, the PPV Group launched TeN, a 24-hour per day adult network that incorporates a partial editing standard targeted to cable television system operators and DBS providers. The PPV Group has programmed TeN with feature-length film and video productions that incorporate less editing than traditional cable adult premium networks. As of March 31, 2002, TeN was available to an estimated 8.1 million addressable multi-channel households. TeN is offered on a monthly subscription basis by DISH for a retail price of $22.99. As of March 31, 2002, TeN had approximately 37,000 monthly DISH subscribers. In addition, TeN is distributed via Cable system operators and DBS providers on either a pay-per-view or pay-per-block basis at retail prices ranging from $5.95 to $11.95.

     TeN offers a diverse programming mix with movies and specials that appeal to a wide variety of tastes and interests. TeN offers subscription and PPV households 20 premiere adult movies and a minimum of 110 total adult movies per month. TeN was developed to capitalize on the number of cable operators/ DBS providers now willing to carry partially edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers. New Frontier Media believes the growing market acceptance of partially edited programming is due, in large part, to the higher subscriber buy rates (the theoretical percentage of addressable households ordering one PPV movie, program or event in a month) achieved for cable system operators/DBS providers as compared to network programming that incorporates the most edited adult programming.

EROTIC TELEVISION CLIPS (ETC)

     The PPV Group launched ETC on May 17, 2000, as its newest, partially edited 24-hour per day adult network. ETC's unique formatting provides for thematically organized 90-minute blocks of programming in order to provide more variety in a single viewing block and encourage appointment viewing by the PPV adult consumer. The PPV Group has organized its partially edited content library into 60 thematic categories. Through the PPV Group's proprietary database technology, approximately eight scenes are organized thematically and programmed into one 90-minute block. ETC delivers 240 unique thematic blocks with over 500 different adult film scenes during a typical month. As of March 31, 2002, ETC was available to 3.6 million addressable multi-channel households. ETC is distributed via Cable system operators and DBS providers on a pay-per-view and pay-per-block basis at retail prices ranging from $7.95 to $11.95. In addition, DISH distributes ETC on a monthly subscription basis for $22.99. As of March 31, 2002, ETC had approximately 7,000 monthly DISH subscribers.

EXTASY

     Extasy was acquired from Fifth Dimension on February 18, 1998. Extasy's programming consists of feature-length adult film and video productions and is programmed with 20 premieres and a total of 110 adult movies per month. Extasy's programming is "least edited", which is similar to the editing standard employed in the home video market. The network offers a diverse programming mix with movies and specials that appeal to a wide variety of tastes and interests. Extasy is the Company's least edited programming service available to multi-channel households and is distributed via C-band DTH, Cable system operators and DBS providers. Extasy is available on a pay-per-view and pay-per-block basis as well as on a monthly, quarterly, semiannual and annual subscription basis.

     Extasy had 59,910, 48,099, and 43,360 active C-Band subscriptions as of March 31, 2000, 2001 and 2002, respectively. In addition, Extasy was available to 7.0 million Cable/DBS addressable households as of March 31, 2002, and 41,000 monthly DISH subscribers. C-band retail prices range from $19.99 to $110.99 for monthly, quarterly, semi-annual and annual subscriptions. Cable operators and DBS providers distribute Extasy on a pay-per-view or pay-per-block basis at retail prices ranging from $8.95 to $10.95.

TRUE BLUE

     True Blue was acquired from Fifth Dimension on February 18, 1998. True Blue incorporates the same editing standard as Extasy and is programmed with adult movies that feature amateur talent, compilations, and other adult programming genres. True Blue is programmed to deliver 77 adult movies per month. True Blue is distributed via C-band DTH. C-band retail prices range from $19.99 to $110.99 for monthly, quarterly, semi-annual and annual subscriptions. True Blue had 56,210, 46,606 and 41,895 active subscriptions as of March 31, 2000, 2001, and 2002, respectively.

X-CUBED

     X-Cubed (formerly GonzoX) was acquired from Fifth Dimension on February 18, 1998. X-Cubed incorporates the same editing standard as Extasy and is programmed to deliver "first person" perspective, amateur and foreign adult feature films. X-Cubed is programmed to deliver 77 adult features per month. X-Cubed is distributed via C-band DTH. C-band retail prices range from $19.99 to $110.99 for monthly, quarterly, semiannual and annual subscriptions. X-Cubed had 50,426, 43,743, and 40,210 active C-Band subscriptions as of March 31, 2000, 2001, and 2002, respectively.

SATELLITE TRANSMISSION

     The PPV Group delivers its video programming via satellite transmission. Satellite delivery of video programming is accomplished as follows:

     Video programming is played directly from the Subscription/PPV TV Group's Boulder, Colorado based digital broadcast center. The program signal is then scrambled (encrypted) so that the signal is unintelligible unless it is passed through the proper decoding devices. The signal is transmitted (uplinked) by an earth station to a designated transponder on a communications satellite. The transponder receives the program signal uplinked by the earth station, amplifies the program signal and broadcasts (downlinks) it to satellite dishes located within the satellite's area of signal coverage. The signal coverage of the domestic satellite used by New Frontier Media is the continental United States, Hawaii, Alaska, and portions of the Caribbean, Mexico, and Canada. Each analog transponder can retransmit one complete analog color television video signal and two digital television video signals, together with associated audio and data edgebands.

     The Subscription/PPV TV Group's programming is received by C-Band subscribers, Cable system operators and DBS providers. This programming is received in the form of a scrambled signal. In order for subscribers to receive the programming the signal must be unscrambled.

     C-Band subscribers purchase programming directly from the Subscription/PPV TV Group. The satellite receivers of C-Band subscribers contain unscrambling equipment that may be authorized to unscramble the PPV Group's satellite services. Each set top box or satellite receiver has a unique electronic "address". This "address" is activated for the requisite services purchased.

     Cable system operators and DBS providers receive their programming in the same manner as a C-Band subscriber. These multichannel distributors in turn, provide the received programming to their captive subscriber audience. The equipment utilized by Cable system operators and DBS providers is similar to that utilized by C-Band subscribers but manufactured to an industrial grade specification. The Cable system operators and DBS providers are able to remotely control each subscriber's set-top box or satellite receiver on their network, and cause it to unscramble the television signal for a specific period of time after the subscriber has made a purchase of a premium service or PPV movie or event.

TRANSPONDER AGREEMENTS

     New Frontier Media maintains satellite transponder lease agreements for four full-time analog transponders with Loral Skynet on its Telstar 4 satellite and 9.5 MHz of total bandwidth allocation on a digital transponder on its Telstar 7 satellite. These transponders provide the satellite transmission necessary to broadcast each of the Subscription/PPV TV Group's six adult networks.

     Prior to January 2002, the PPV Group employed General Instrument Corporation's ("GI") DigiCipher II Edgeband technology to transmit its Pleasure, TeN and ETC networks over the same satellite transponders as were being used for Extasy, X-Cubed, True Blue and its 24-hour promotional C-Band channel ("Barker"). GI's Edgeband System permits multiple services to be carried over an existing satellite transponder by adding a multiplex of MPEG-2 compressed programs at the band edge of the transponder. These services can be received and decoded at the Cable system's or DBS provider's headend and carried as an analog cable service or be re-multiplexed in digital form for carriage as part of a digital multiplex. Through the use of Edgeband technology, the Company did not incur any additional cash outlays for transponder space as it added Pleasure, TeN and ETC to its family of networks. The Company was the first programmer to utilize this Edgeband technology developed by GI.

     In January 2002, the PPV Group renegotiated its transponder leases and created a digital tier for its Pleasure, TeN, and ETC networks on Telstar 7. This digital tier takes the place of the Edgeband technology previously used by the PPV Group for its transponder configuration. This change to a digital tier makes the PPV Group's services more bandwidth efficient for its Cable affiliates, providing more opportunity for distribution of its networks.

     In April 2000, the PPV Group signed a multi-year agreement with iN-DEMAND L.L.C. ("iN-DEMAND") for carriage of its Pleasure network. As a result of the contract, Pleasure is available to cable operators representing over 5.1 million digital households across the country. IN-DEMAND carries Pleasure on Telstar 7, transponder 4. iN DEMAND is the nation's leading pay-per-view network, offering titles from all of the major Hollywood and independent studios, plus sports, subscription sports packages and entertainment events through its 35-channel digital Near Video on Demand (NVOD) service. IN-DEMAND serves over 1,900 affiliated systems in over 27 million addressable households nationwide. IN-Demand's four shareholders include AT&T Broadband, Time Warner Entertainment -Advance/Newhouse Communications, Comcast Corporation, and Cox Communications, Inc.

DIGITAL BROADCAST CENTER

     New Frontier Media is the only adult entertainment company to internally encode, playout, distribute and manage its own networks. The Company has differentiated itself by developing broadcast and broadband distribution capabilities to fully control and exploit its large content library across various platforms. The Subscription/PPV TV Group acquired the necessary broadcast technologies and support services from third party providers, as well as internally developed its own media asset management systems, for the distribution of video-based content to Cable and DBS providers.

     In April 1999, the PPV Group completed Phase One of its Digital Broadcast Center in Boulder, Colorado, which allowed for the direct-to-broadcast playout of TeN, Pleasure and its C-Band Barker channel. Phase Two of this center was completed in January 2000. The Phase Two additions allowed the PPV Group to bring the playout of Extasy, True Blue and X-Cubed in-house to its Boulder facility from Ottawa, Canada where it was being outsourced to Fifth Dimension. Currently, the Boulder facility broadcasts 7 channels to Cable/DBS systems and direct-to-home C-band subscribers.

     Phase Two also added the capacity to broadcast a total of 12 channels, allowing for 5 additional services. Broadcast of all media to air is accomplished utilizing state-of-the-art digital technology solutions, which includes playlist automation for all channels; SeaChange MPEG 2 encoding and playout to air and MPEG 1 encoding for internet and broadband use; archiving capability on DLT data cartridges pushing and pulling the data through a StorageTek jukebox; and complete integration of the media asset management database to create automated playlists. The Subscription/PPV TV Group has worked with its uplinking vendor, Williams Communications VYVX Services ("Vyvx") to secure a license to allow an 18Ghz microwave transmission in order to provide a fully redundant path from the broadcast center to its uplink facility.

     The Subscription/PPV TV Group also runs a fiber transmission path directly to its largest customer's facility to ensure redundancy of its services in case of an outage with its primary uplinking vendor, Vyvx.

     The technology team that manages the broadcast center also oversees the Subscription/PPV TV Group's media asset management needs. As a result of developing its own technological backbone, the Subscription/ PPV TV Group also developed its own core proprietary asset management systems. These systems are supplemented with other third party software programs to catalog, monitor, and exploit its content.

NETWORK PROGRAMMING

     The Subscription/PPV TV Group contracts with Pegasus Programming ("Pegasus") in California to screen, edit, and program content for its networks. The Subscription/PPV TV Group acquires 100% of its feature-length broadcast programming for each network by licensing the exclusive and non-exclusive rights from various third party studios and independent producers within the industry. New Frontier Media does not produce any of its own adult feature content for its networks. The Subscription/PPV Group licenses its content on both an exclusive and non-exclusive basis from as many as forty independent companies.

     The Subscription/PPV TV Group acquires approximately 15 new titles per month. Once the PPV Group licenses a title, a rigorous quality control process is completed prior to playing to air to ensure compliance with the strict broadcasting standards the Group uses for its adult content.

     In February 1999, New Frontier Media licensed all of the broadcast and electronic distribution rights to approximately 4,000 adult films under a Content License Agreement with Pleasure Productions (see "Legal Proceedings"). In July 1999, the Company licensed the rights to Metro Global Media, Inc.'s ("Metro") 3,000 title adult film and video library and multi-million still image archive in exchange for 500,000 shares of its common stock at $7.875 per share and 100,000 warrants to purchase its common stock at an exercise price equal to the market value of the stock on the date the warrants were issued. The Company believes that as a result of these acquisitions it is one of the largest aggregators of adult video content in the world.

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

     The Subscription/PPV TV Group's call center is operational 24-hours per day, seven days a week, and is staffed according to call traffic patterns, which take into account time of day, day of the week, seasonal variances, holidays, and special promotions. Customers pay for their order with credit cards and electronic checks, which are authorized and charged before the order is sent electronically to GI's Access Control Center in San Diego, California for processing. GI receives the subscriber order and the subscriber's identification information, and sends a signal to the appropriate satellite, which "unlocks" the service ordered for the applicable period of time.

MARKETING

     The Subscription/PPV TV Group markets its C-band networks primarily through an open-air, 24-hour Barker channel which promotes the programming featured on the three C-Band networks. This channel uses edited movie clips, movie previews, and other interstitial programming to entice viewers who are "channel surfing" to subscribe to one of the PPV Group's C-Band channels (periodic subscription), or to purchase the Group's programming on a PPV basis.

     The Subscription/PPV TV Group's marketing department has developed numerous programs and promotions to support its Cable/DBS networks. These include the development of detailed monthly program guides, promotional pieces, direct mail campaigns, and cross channel interstitial programming for use on a Cable or DBS systems' channel that allows for local insertion. The Subscription/PPV TV Group also maintains a sales force of four full-time employees to promote and sell carriage of its programming on cable television, DBS and alternative platform systems.

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

     The Subscription/PPV TV Group's sales team attends at least five major industry trade shows per year, including the National Cable Television Association (NCTA) shows (Western and National) and the Cable Television Advertising and Marketing (CTAM) Summit, PPV and Digital Television Summit, and DBS Summit. The Group no longer exhibits at trade shows, preferring instead, to focus its sales and marketing efforts on more targeted personal meetings with Cable and DBS affiliates.

     The Subscription/PPV TV Group engaged an outside advertising firm in March 2000 to assist it in branding its networks to the Cable/DBS markets as well as to the consumer. This agency developed network identities, established branding methods, positioned the networks in trade and consumer magazines, and increased the overall consistency of presentation and visibility of the Subscription/PPV TV Group's networks to the trades and the public. The Subscription/PPV TV Group has rebranded its family of networks as The Erotic Networks through this effort.

COMPETITION

     New Frontier Media principally competes with Playboy Enterprises, Inc. ("Playboy") in the subscription and PPV markets. Playboy has significantly greater financial, sales, marketing and other resources to devote to the development, promotion and sale of its cable programming products, as well as a longer operating history and broader name recognition than New Frontier Media. Playboy's size and market position makes it a more formidable competitor than if it did not have the resources and name recognition that it has. New Frontier Media competes directly with Playboy in editing standards of its programming, network performance in terms of subscriber buy rates and the license fees that New Frontier Media offers to Cable and DBS providers. However, New Frontier Media cannot and does not compete with Playboy in the amount of money spent on promoting its products. New Frontier Media believes that the quality and variety of its programming, as well as the attractive revenue splits and subscriber buy rates for the Company's programming, are the critical factors which have influenced Cable operators and DBS providers to choose its programming over Playboy's.

     The Company also faces general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming. In addition, the Company will face competition in the adult entertainment arena from other providers of adult programming, adult video rentals and sales, books and magazines aimed at adult consumers, telephone adult chat lines, and adult-oriented Internet services.

CUSTOMER CONCENTRATION

     New Frontier Media derived 27% of its total revenue for the year ended March 31, 2002 from DISH for its TeN, Pleasure, ETC, and Extasy PPV and subscription services. The loss of this customer could have a material adverse effect on the Subscription/PPV TV segment and upon the Company as a whole.

GOVERNMENT REGULATION

     In 1996, the United States Congress passed the Telecommunications Act of 1996 ("the Act"), a comprehensive overhaul of the Federal Communication Act of 1934. Section 641 of the Act requires full audio and video scrambling of channels that are primarily dedicated to "sexually explicit" programming. If a multi-channel video programming distributor, including a cable television operator, cannot comply with the full scrambling requirement, then the channel must be blocked during the hours when children are likely to be watching television, i.e., from 6:00 a.m. to 10:00 p.m. Programming providers offering the most edited adult services (such as Pleasure) and programming providers offering partially-edited adult services (such as TeN), feature "sexually explicit" programming as contemplated by Section 641 of the Act. Although all adult programming companies fully scramble their signals for security purposes, several cable television MSOs lack the technical capability to fully scramble the audio portion of the signal. These cable systems are required to block adult broadcasts between 6:00 a.m. and 10:00 p.m. Section 641 of the Act affects New Frontier Media to the extent its programming is offered by cable television MSOs without such technical scrambling ability.

     In February 1996, the leading adult network providers challenged Section 505 of the Act that, among other things, regulates the cable transmission of adult programming such as New Frontier Media's domestic pay television networks. Enforcement of Section 505 of the Act commenced May 18, 1997. The case was heard by the United States District Court in Wilmington, Delaware (the "Delaware District Court") in March 1998. In December 1998, the Delaware District Court unanimously declared Section 505 of the Act unconstitutional. The defendants appealed this judgement and the Supreme Court heard the appeal on November 30, 1999.

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

INTERNET GROUP

INDUSTRY OVERVIEW

     Ipsos-Reid, part of the Ipsos Group, which ranks among the top ten market research companies in the world, estimates the global Internet population at approximately 450 million adults, with the United States ranking number one at 110 million active Internet users. Ipsos-Reid indicates that the American online population is still growing, albeit more slowly. As of February 2002, 69% of adult Americans (age 18 and older) reported that they had access to the Internet or the World Wide Web. This number is up from 67% in September 2001. According to Ipsos-Reid, since middle aged and older adults made up the bulk of last year's new Internet users, this explains why the prevalence of online gaming (and one could argue as well, adult content) dropped among the online population over the past year, while the prevalence of online banking almost doubled.

     Jupiter Media Metrix ("JMM"), a global leader in Internet and new technology analysis and measurement, estimates that the number of U.S. online users will grow to 210.8 million by the year 2006. In a March 2002 press release, JMM reported that revenues from paid online content are expected to grow to $5.8 billion by 2006, up from $1.4 billion in 2002. JMM forecasts that general content revenue will reach $2.3 billion in 2006 and that of this amount $400 million will be for adult entertainment.

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

     The January 2002 issue of AVN Online states that the adult online industry is beginning to show signs of economic stress. A featured article in the issue says that due to low barriers of entry, the growth in the number of new adult web sites has begun to outstrip the growth in the number of new adult Web consumers. In addition, there is now so much high-quality free content available on the Web that many consumers feel it is no longer necessary to pay for content. Frederick Lane, author of Obscene Profits, states in this article that "Just as the adult industry led the curve of the upside of the dot-com revolution, it's now behind the curve on the downside". The article further states that the adult Internet industry is undergoing a profound market transformation from a "growth" phase to a "consolidation" phase, with more emphasis on customer loyalty than customer acquisition.

     The Company's Internet Group has responded to these changes in the industry during the 2002 fiscal year by decreasing the amount of money spent on the acquisition of traffic to its web sites (down from a high of $1 million per month to $40,000 per month), increasing the focus on the depth, breadth, and relevance of content included in each of its web sites, decreasing the amount of web sites maintained to a more manageable number, ensuring continual updating of its sites with new content on a daily/weekly basis, working with new pricing strategies to increase membership retention, and focusing on new, more stable revenue streams such as its pay-per-click search engine (www.sexfiles.com), which allows it to monetize its exit traffic by auctioning off keywords to the highest bidder, and its double opt-in marketing email program.

     In addition, because the Internet Group has access to the large library of high-quality video content licensed by the Subscription/PPV TV Group, it has begun to increasingly focus its efforts on the broadband Internet user rather than the dial-up user. JMM reports in an April 23, 2002 press release that, "while only 16% of U.S. online households subscribe to broadband, more than 24% of dial-up consumers are considering signing up for a broadband service within the next 12 months". JMM reports that there were 10.0 million U.S. broadband households in 2001, up from 5.2 million in 2000. JMM predicts that this number will rise to 35.1 million households (or 41% of online households) by the year 2006.

BUSINESS TO CONSUMER: MEMBERSHIP SITES

     The Internet Group designs, creates and implements membership-based web sites for the adult Internet consumer market. The Internet Group currently owns and operates more than 10 consumer web sites in addition to owning over 1,300 vanity adult domains. These web sites have been developed to convert web surfers into subscribers through various subscription models. Recurring monthly subscription rates range from $14.74 to $29.95. The Internet Group also offers consumers the ability to view its web sites on a trial basis, generally three days, for a special rate of $2.97. The Internet Group discontinued offering free trials to its web sites in December 2001.

     The Internet Group generates traffic to its web sites through three primary sources. The first, "type-in" traffic, is generated when a consumer types the name of one of the Internet Group's web sites or one of its 1,300 domain names into their browser address bar. There is no cost to the Internet

Group when traffic comes to its web sites in this manner other than the initial cost to acquire the domain name.

     The second way in which traffic is generated is through the Internet Group's affiliate marketing programs utilizing banner ads, hypertext, or graphic links. The marketing programs compensate an affiliated webmaster for a referred visitor if the visitor becomes a member to one of the Internet Group's web sites. These referral payments currently range from $30 - $45 per active member obtained.

     The third, search engine traffic, is generated from listings of the Internet Group's web sites in search engines and directories. The Internet Group uses discreet and proprietary technology to position (optimize) its web sites within a search engine's results page so that visitors using the search engine to look for certain types of content have a higher chance of finding what they want.

BUSINESS TO BUSINESS: CONTENT, TRAFFIC SALES AND PAY-PER-CLICK

     Content Sales: The Internet Group is one of the leading licensors of adult content on the Internet. The Internet and PPV Groups have licensed thousands of hours of adult content and over 500,000 still images from various adult studios, all of which have been organized thematically and, if necessary, digitized for Internet distribution. In addition, the Internet Group has exclusive rights to four live streaming video feeds and produces several monthly online adult publications. The Internet Group, in addition to using this content within its own web sites, sublicenses this content to webmasters through its business-to-business programs on a flat-rate monthly basis.

     Traffic Sales: The Internet Group has developed a significant source of revenue by selling traffic from its own web sites to other adult web sites. Since every visitor to the Internet Group's web sites does not necessarily purchase a membership, the Internet Group maximizes its return on traffic by "pushing" these exiting non-member visitors to other adult web sites. In doing so, it is able to generate revenue from affiliate webmaster programs on a pay-per-member basis. While the revenue from the sale of traffic does not have the potential to generate long-term recurring revenue like the Group's membership revenue, it also does not have the credit and working capital issues associated with membership revenue.

     Pay-Per-Click: The Internet Group has recently developed its own pay-per-click ("PPC") search engine whereby advertisers register keywords or keyword combinations, along with a title and description. Placement in the search results is purchased by the advertiser rather than determined by a complex formula relating to relevance or popularity. This results in a pure market model for the advertiser. The more they bid for a keyword, the higher their site is shown in the list of search results returned to the consumer on that keyword search. The result for the advertiser is qualified traffic that is more likely to convert into a paying member of its site, while the consumer gets immediate access to relevant results. In addition, the Internet Group sells prepaid banner advertising on the search engine results page.

     PPC advertisers pre-pay for their search terms within the search engine resulting in no capital risk for the Internet Group. The Internet Group began to beta test its PPC search engine, www.sexfiles.com, in April 2002.

MARKETING

     The Internet Group's affiliate marketing programs are incentive-based traffic generation programs that compensate affiliated webmasters for traffic referrals. A webmaster is compensated when a referred visitor becomes a member to one of the Internet Group's web sites, at an average payout of $30 - $45 per active member. The Internet Group markets these programs to its database of over 20,000 webmasters using its own internal sales team.

     The Internet Group provides incentives to webmasters to collect user's e-mail addresses for a pay-per-address fee of up to 60 cents. The Internet Group has amassed over 4.0 million opt-in email addresses to which the Group targets daily newsletters promoting its web sites and/or web sites and products of its webmaster affiliates.

     The Internet Group markets to webmasters via advertisements in trade magazines and on-line banner advertisements. In addition, representatives of the Internet Group exhibit at industry trade shows specific to the Internet and the adult industry.

INTERNET SERVICE PROVIDER FACILITY

     The Internet Group has its own Internet service provider ("ISP") facility in Sherman Oaks, California that provides for all of its data center, hosting and co-location needs. The ISP occupies approximately 4,400 square feet.

     The ISP has two OC3 and three DS3 connections to the Internet. Bandwidth providers, allowing for full redundancy, include Worldcom, PacBell, and Global Crossing. The ISP currently has capacity through-rate of 445 Megabits per second.

     The ISP utilizes its expertise across multiple platforms using leading networking hardware, high-end web and database servers, and computer software to more effectively address the Internet Group's diverse systems and network integration needs. The ISP principally services the Internet Group, but also provides some vendor services to a small group of third party companies.

     Given the current excess capacity within third party co-location facilities, the Internet Group believes it can service its data center needs more efficiently and effectively by out-sourcing these functions. The Internet Group is currently taking steps to relocate its network operations to an outsource facility in Colorado and anticipates completing the transition of these functions by the third quarter of its fiscal year ended March 31, 2003.

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

     The card associations, instead of investing in modifications of its legacy networks necessary to operate in this changing environment, have combated fraud in "card not present" environments by charging high chargeback fees and penalties to merchants and banks. In the past few years the number of banking relationships available for merchant banking has dropped, the cost of chargebacks has increased, and the acceptable level allowed for chargeback rates has also been dramatically reduced.

     Prior to 2002, the Internet Group maintained its own in-house billing personnel and processed its own credit cards for its membership sites. In order to maintain its in-house credit card processing function the Internet Group would have had to invest a large amount of capital to upgrade its facilities and technology to become compliant with VISA's rules and regulations. Rather than make this investment and detract from its core competency of aggregating and marketing adult content, the Internet Group determined that it was best to outsource its credit card processing and customer service functions to third party processors. The Internet Group completed the outsourcing of its credit card processing functions in the third quarter of fiscal 2002.

COMPETITION

     The adult Internet industry is highly competitive given the relatively low barriers to entry. The leading adult Internet companies are constantly vying for more members while also seeking to hold down member acquisition costs paid to webmasters. Increased tightening of chargebacks by credit card companies has reduced membership sales and further intensified this already competitive environment.

     All of the major adult Internet competitors of the Company are privately held, though many have created alliances with various publicly traded companies. Companies such as Cyber Entertainment

Network and VS Media have joint-venture websites with Private Media Group (NASDAQ: PRVT). Rick's Cabaret International (NASDAQ: RICK) acquired several membership websites from Voice Media, a leading adult Internet company. In addition, companies such as Python Communications, a privately-held adult Internet content provider and membership website company, have acquired smaller adult properties in their attempt to expand their base of business. Other larger competitors of the Internet Group include RJB Telecom, Python Video, Web Power, and Vivid Video.

OTHER INFORMATION

EMPLOYEES

     As of the date of this report, New Frontier Media and its subsidiaries had 137 employees. New Frontier Media employees are not members of a union, and New Frontier Media has never suffered a work stoppage. The Company believes that it maintains a good relationship with its employees.

GEOGRAPHIC AREAS

     Revenue for the Company is primarily derived from within the United States. Additional information required by this item is incorporated herein by reference to Note 2 "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements that appears in Item 8 of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of New Frontier Media are as follows:

                NAME                     AGE                           POSITION
                ----                     ---                           --------
     Mark H. Kreloff.................     40     Chairman of the Board and Chief Executive Officer,
                                                 New Frontier Media, Inc.

     Michael Weiner..................     60     Executive Vice President, Secretary, Treasurer and
                                                 Director, New Frontier Media, Inc.

     Karyn L. Miller.................     36     Chief Financial Officer, New Frontier Media, Inc.

     Ken Boenish.....................     35     President, The Erotic Networks, Inc.

     MARK H. KRELOFF. Mr. Kreloff has held the title Chairman and Chief Executive Officer of New Frontier Media, Inc. since the Company's inception in September, 1995. Mr. Kreloff has been actively involved in the cable television industry since 1977. Prior to founding the Company, Mr. Kreloff held the title Vice President, Mergers and Acquisitions, with Kidder Peabody & Co. and Drexel Burnham Lambert. From 1983 through 1986, Mr. Kreloff was employed by Butcher & Singer, Inc., a Philadelphia-based investment bank, in a variety of departments, including the Cable Television and Broadcast Media Group. From 1977 through 1983, Mr. Kreloff held a variety of positions, including Marketing Director, in his family's cable television system based in New Jersey. Mr. Kreloff is an honors graduate of Syracuse University and holds B.S. degrees in Finance and Public Communications.

     MICHAEL WEINER. Mr. Weiner has been Executive Vice President and a director of New Frontier Media, Inc. since the Company's inception. His background includes 20 years in real estate development and syndication. Prior to founding the Company, Mr. Weiner was actively involved as a principal and director in a variety of publishing businesses, including a fine art poster company.

     KARYN L. MILLER. Ms. Miller joined New Frontier Media in February 1999 as Chief Financial Officer. She began her career at Ernst & Young in Atlanta, Georgia and brings thirteen years of accounting and finance experience to the Company. Prior to joining the Company, Ms. Miller was the Corporate Controller for Airbase Services, Inc. a leading aircraft repair and maintenance company. Previous to that she was the Finance Director for Community Medical Services Organization and

Controller for Summit Medical Group, P.L.L.C. Before joining Summit Medical Group, P.L.L.C., Ms. Miller was a Treasury Analyst at Clayton Homes, Inc., a $1 billion NYSE company. Ms. Miller graduated with Honors with both a Bachelors of Science degree and a Masters in Accounting from the University of Florida and is a licensed CPA in the state of Colorado.

     KEN BOENISH. Mr. Boenish is a 13-year veteran of the cable television industry. In October 2000, he was named President of The Erotic Networks, a subsidiary of New Frontier Media, and in April 2002 he began managing the day-to-day operations of the Internet Group under The Erotic Networks' umbrella. Mr. Boenish joined The Erotic Networks as the Senior Vice President of Affiliate Sales in February 1999. Prior to joining the Company, Mr. Boenish, was employed by Jones Intercable ("Jones") from 1994 - 1999. While at Jones he held the positions of National Sales Manager for Superaudio, a cable radio service serving more than 9 million cable customers. He was promoted to Director of Sales for Great American Country a new country music video service in 1997. While at Great American Country Mr. Boenish was responsible for adding more than 5 million new customers to the service while competing directly with Country Music Television, a CBS cable network. From 1988 -1994 he sold cable television advertising on systems owned by Time Warner, TCI, COX, Jones, Comcast and other cable systems. Mr. Boenish holds a B.S. degree in Marketing from St. Cloud State University.

     No executive officer of the Company is related to any other director or executive officer. None of the Company's executive officers hold any directorships in any other public company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16 of the Exchange Act, the Company's directors and executive officers and beneficial owners of more than 10% of the Company's Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended March 31, 2002, except that Edward J. Bonn was late in filing a Form 4 reporting a disposition of shares by Response Telemedia, Inc. on January 1, 2002 pursuant to the Response Telemedia, Inc. Phantom Stock Plan. Mr. Bonn is the President and a principal stockholder of Response Telemedia, Inc.

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

THE LOSS OF OUR MAJOR CUSTOMER, DISH NETWORK, WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     DISH Network, one of the leading providers of direct broadcast satellite services in the United States, is a major customer of our Subcription/PPV TV Group. The loss of DISH Network as a customer would have a material adverse effect on our business operations and financial condition. For our fiscal year ended March 31, 2002, our revenues from DISH Network equaled approximately 27% of our total Company-wide revenues. DISH Network is not contractually required to carry our programming and can cancel its broadcast of our programming at any time. Management considers its long-standing personal contacts with its counterparts at DISH Network to be critically important to maintaining DISH Network as a major customer, especially given the nature of our content and the importance of DISH Network's reliance on our judgment and ability in assuring that all of its programming has been pre-screened and appropriately edited in accordance with established guidelines. A significant management change could adversely affect the Company's relationship with DISH.

WE MAY HAVE TO RAISE APPROXIMATELY $4 MILLION IN NEW FUNDS TO PAY THE HOLDERS OF OUR CLASS A PREFERRED STOCK IN THE EVENT OF A CHANGE OF CONTROL IN THE COMPANY.

         In the event of a "change in control transaction" involving the Company, the holders of our Class A Preferred Stock have the right to require that their shares be redeemed for approximately $4 million in cash within 15 days of the change of control transaction. A change in control transaction for this purpose would include the replacement of the Company's board of directors in a proxy contest with Mr. Bonn. If a change of control occurs, and the Company is required to redeem the Class A Preferred Stock, it may have to raise a substantial portion of the necessary funds from external sources such as the sale of stock or incurrence of debt. There can be no assurance given that following any such change in control transaction $4 million in new funds would be available to repay the Class A Preferred Stock holders on terms acceptable to the Company, if at all. A failure to secure these funds in a timely manner or on acceptable terms could have a material adverse effect on the Company, its operations, financial condition and prospects.

LIMITS TO OUR ACCESS TO DISTRIBUTION CHANNELS COULD CAUSE US TO LOSE SUBSCRIBER REVENUES AND ADVERSELY AFFECT OUR OPERATING PERFORMANCE.

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

     O we or the satellite owner is indicted or otherwise charged as a defendant in a criminal proceeding;

     O the FCC issues an order initiating a proceeding to revoke the satellite owner's authorization to operate the satellite;

     O the satellite owner is ordered by a court or governmental authority to deny us access to the transponder;

     O we are deemed by a governmental authority to have violated any obscenity law; or

     O our satellite transponder provider determines that the content of our programming is harmful to its name or business.

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

     To the extent that the availability of free adult content on the Internet increases, it is likely to negatively impact our ability to attract fee-paying members.

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

     Our ability to increase revenue is also related to our ability to compete effectively with other forms of adult and non-adult entertainment. We face competition in the adult entertainment industry from other providers of adult programming, adult video rentals and sales, books and magazines aimed at adult consumers, adult oriented telephone chat lines, and adult oriented Internet services. To a lesser extent, we also face general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films and other programming.

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

     Cable system and DBS operators could become subject to new governmental regulations that could further restrict their ability to broadcast our programming. If new regulations make it more difficult for Cable and DBS operators to broadcast our programming our operating performance would be adversely affected.

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

     Our ability to accept credit cards as a form of payment for our products and services has been or could further be restricted or denied for a number of reasons, including but not limited to:

     O Visa Tier 1 capital ratio requirements for financial institutions have significantly restricted the level of adult-related Internet activity a particular bank may be allowed to process in any given month;

     O if we experience excessive chargebacks and/or credits;

     O if we experience excessive fraud ratios;

     O there is a change in policy of the acquiring banks and/or card associations with respect to the processing of credit card charges for adult-related content;

     O continued tightening of credit card association chargeback regulations in international areas of commerce;

     O association requirements for new technologies that consumers are less likely to use;

     O an increasing number of European and U.S. banks will not take accounts with adult-related content

     In this regard we note that American Express has a policy of not processing credit card charges for online adult-related content. To the extent other credit card processing companies were to implement a similar policy it could have a material adverse effect on our business operations and financial condition.

IF WE ARE NOT ABLE TO RETAIN OUR KEY EXECUTIVES IT WILL BE MORE DIFFICULT FOR US TO MANAGE OUR OPERATIONS AND OUR OPERATING PERFORMANCE COULD BE ADVERSELY AFFECTED.

     As a small company with approximately 137 employees, our success depends upon the contributions of our executive officers and our other key personnel. The loss of the services of any of our executive officers or other key personnel could have a significant adverse effect on our business and operating results. We cannot assure that New Frontier Media will be successful in attracting and retaining these personnel. It may also be more difficult for us to attract and recruit new personnel due to the nature of our business.

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

     We could become a target of negative publicity, lawsuits or boycotts by one or more advocacy groups who oppose the distribution of "adult entertainment." These groups have mounted negative publicity campaigns, filed lawsuits and encouraged boycotts against companies whose businesses involve adult entertainment. The costs of defending against any such negative publicity, lawsuits or boycotts could be significant, could hurt our finances and could discourage investors from investing in our publicly traded securities. To date, we have not been a target of any of these advocacy groups. As a leading provider of adult entertainment, we cannot assure you that we may not become a target in the future.

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

FUTURE SALES OF COMMON STOCK MAY CAUSE THE MARKET PRICE OF THE COMMON STOCK TO DROP.

     Future sales of shares of common stock by New Frontier Media and/or its stockholders could cause the market price of the common stock to drop. As of June 15, 2002, there are 8,299,171 restricted shares that are currently eligible for resale under Rule 144 of the Securities Act and 12,947,745 shares of common stock that are freely tradable. Sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could have a significant adverse effect on the market price of the common stock.

ITEM 2. PROPERTIES.

     COLORADO: New Frontier Media occupies two buildings in Boulder, Colorado. The Airport Boulevard facility is 12,000 leased square feet and houses the Subscription/PPV TV Group's digital broadcast facility, technical operations group and call center. This facility is 75% utilized. The Winchester Circle facility is 18,000 leased square feet and is used by New Frontier Media as its corporate headquarters, as well as by the Internet Group's web production, sales and marketing departments, and by the Subscription/PPV TV Group's marketing, sales, and promotions departments. This facility is 100% utilized.

     CALIFORNIA: New Frontier Media leases three suites in one building in Sherman Oaks, California. Suite 675 is 4,400 square feet and is used by the Internet Group for its data center operations. Suite 605 is 1,600 square feet and is used by the Internet Group's marketing and payment processing departments. Suite 675 is 60% utilized and Suite 605 is 100% utilized as of June 15, 2002.

     Suite 800 in this same building is 18,000 square feet and is currently unoccupied. The Company previously utilized this space in connection with its Internet Group's operations. These operations have subsequently been relocated to Boulder, Colorado as part of the Company's 2002 fourth quarter restructuring. The Company is actively seeking to sublet this space. The Company recognized a loss with respect to the leasehold improvements and furniture associated with this Suite as part of its restructuring charge.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in two material legal proceedings.

     On August 3, 1999, the Company filed a lawsuit in District Court for the city and county of Denver (Colorado Satellite Broadcasting, Inc., et al. vs. Pleasure Licensing LLC, et al., case no 99CV4652) against Pleasure Licensing LLC and Pleasure Productions, Inc. (collectively "Pleasure") alleging breach of contract, breach of express warranties, breach of implied warranty of fitness for a particular purpose, and rescission, seeking the return of 700,000 shares of New Frontier Media stock and warrants for an additional 700,000 New Frontier Media shares which were issued to Pleasure in connection with a motion picture licensing agreement. Pleasure removed the District Court action to Federal District Court in Colorado and filed counterclaims related to the Company's refusal to permit Pleasure to sell the securities issued to Pleasure. Pleasure's counterclaims allege breach of contract, copyright and trademark infringement, and fraud. The counterclaims seek a declaratory judgment and monetary damages.

     Although the ultimate outcome of Pleasure's counterclaims, and the liability, if any, arising from such counterclaims cannot be determined, management, after consultation and review with counsel, believes that the facts do not support Pleasure's counterclaims and that the Company has meritorious defenses. In the opinion of management, resolution of Pleasure's counterclaims is not expected to have a material adverse effect on the financial position of the Company. In the event of an unfavorable resolution of this matter, however, the Company's earnings and financial condition in one or more periods could be materially and adversely affected.

     On May 28, 2002, the Company filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles (New Frontier Media, Inc., et al. vs. Edward J. Bonn, et al., case no. BC274573) against: (i) directors and former officers Edward J. Bonn and Bradley A. Weber; (ii) Jerry D. Howard, the former Chief Financial Officer of its subsidiaries Interactive Gallery, Inc. ("IGI"), Interactive Telecom Network, Inc. ("ITN") and Card Transactions, Inc. ("CTI"); and (iii) Response Telemedia, Inc., a California corporation owned by Mr. Bonn.

     The Complaint's allegations arise, in part, out of the Company's purchase of 100 percent of the issued and outstanding shares of IGI and ITN and 90 percent of the issued and outstanding shares of CTI from the individual defendants on October 27, 1999. The Complaint alleges that, from early 1999 to the date of the closing, defendants Bonn, Weber, and Howard knowingly made material misrepresentations or omissions regarding IGI's business and financial results and prospects for the purpose of inducing the Company to purchase the defendants' stock holdings of IGI, ITN and CTI.

     The Complaint further alleges that, subsequent to the Company's purchase of IGI, ITN and CTI on October 27, 1999, Messrs. Bonn, Weber and Howard (as directors and/or officers) each breached their fiduciary duties owed to the Company, IGI, ITN and CTI. Specifically, the Complaint alleges that Messrs. Bonn, Weber and Howard grossly mismanaged IGI, ITN and CTI and concealed marketing, operational and financial information that would have allowed the Company to detect such mismanagement. The Complaint also alleges that Messrs. Bonn, Weber and Howard engaged in self-dealing transactions that benefited themselves and Mr. Bonn's company, RTI, at the expense of the Company.

     The Complaint seeks rescission of the purchase of IGI, ITN, and CTI, as well as monetary damages in an amount to be proven at trial.

     Mr. Bonn has filed an answer denying the allegations contained in the Complaint and a cross-complaint against the Company seeking that the Company indemnify him against the claims alleged in the Complaint. The cross-complaint also seeks unspecified monetary damages from the Company alleging that the Company breached Mr. Bonn's employment agreement with the Company by terminating his employment on May 28, 2002.

     Although the ultimate outcome of Mr. Bonn's cross-complaints, and the liability, if any, arising from such cross-complaints cannot be determined, management, after consultation and review with counsel, believes that the facts do not support Mr. Bonn's cross-complaints and that the Company has meritorious defenses. In the opinion of management, resolution of Mr. Bonn's cross-complaints is not expected to have a material adverse effect on the financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for a formal vote of the shareholders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol "NOOF".

     The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

     QUARTER ENDED            HIGH          LOW                 QUARTER ENDED            HIGH          LOW
     -------------            ----          ---                 -------------            ----          ---
June 30, 2000...........     11.88          5.16           June 30, 2001...........      3.95          2.00
September 30, 2000......      9.13          3.00           September 30, 2001......      3.00          1.65
December 31, 2000.......      3.94          1.50           December 31, 2001.......      3.28          1.64
March 31, 2001..........      4.47          1.50           March 31, 2002..........      3.25          1.65

     As of June 15, 2002, there were approximately 150 holders of record of New Frontier Media's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

               FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA(1)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 FISCAL YEAR ENDED MARCH 31,
                                               ----------------------------------------------------------------
                                                 2002          2001          2000          1999          1998
                                               --------      --------      --------      --------      --------
Net Sales................................      $ 52,435      $ 58,638      $ 45,351      $ 25,969      $ 10,019
Income (loss) from continuing
  operations.............................      $   (582)     $  3,324      $  1,082      $ (5,518)     $ (3,416)
Income (loss) from continuing operations
  per basic common share.................      $  (0.03)     $   0.16      $   0.06      $  (0.42)     $  (0.76)
Total assets.............................      $ 48,132      $ 52,606      $ 36,288      $ 20,764      $ 23,123
Long term obligations....................      $  1,013      $  7,076      $  2,003      $  1,800      $    349
Redeemable preferred stock...............      $     --      $     --      $  4,073      $     --      $     --
Cash dividends...........................      $     --      $     --      $     --      $     --      $     --

(1) The selected consolidated financial data for 1998-2000 includes the effect of the acquisition of IGallery, ITN, and 90% of CTI on October 27,1999, which was accounted for as a pooling-of-interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This annual report on Form 10-K includes forward-looking statements. These are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to compete effectively for quality content with our Subscription/PPV TV Group's primary competitor who has significantly greater resources than us; 2) our ability to retain our major customer that accounts for 27% of our total revenue; 3) our ability to compete effectively with our primary Internet competitors and to increase our membership revenues; 4) our ability to retain our key executives;
5) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; 6) our ability to generate compelling website content for resale; and 7) our ability to attract market support for our stock.

     The following table presents certain consolidated statement of operations information.

                             RESULTS OF OPERATIONS

                                                                             (IN MILLIONS)
                                                                          TWELVE MONTHS ENDED
                                                                                MARCH 31
                                                                  ------------------------------------
                                                                    2002          2001          2000
                                                                  --------      --------      --------
NET REVENUE
Subscription/Pay-Per-View TV
     Cable/DBS..............................................          19.7          14.5           6.3
     C-Band.................................................           9.4          10.0          10.5
Internet Group
     Net Membership.........................................          15.3          19.9          19.4
     Sale of Content........................................           1.9           3.8           3.3
     Sale of Traffic........................................           5.6           9.4           3.7
     Other..................................................           0.4           0.9           2.0
Corporate Administration....................................           0.1           0.1           0.1
                                                                  --------      --------      --------
  TOTAL.....................................................          52.4          58.6          45.3
                                                                  ========      ========      ========

COST OF SALES
Subscription/Pay-Per-View TV................................          13.4          11.4          10.9
Internet Group..............................................          12.2          18.2          15.6
                                                                  --------      --------      --------
  TOTAL.....................................................          25.6          29.6          26.5
                                                                  ========      ========      ========
OPERATING INCOME (LOSS)
Subscription/Pay-Per-View TV................................           6.3           3.5          (1.3)
Internet Group..............................................           2.1           4.5           5.2
Corporate Administration....................................          (5.8)         (5.5)         (3.0)
Restructuring Expenses......................................          (3.2)          0.0           0.0
                                                                  --------      --------      --------
  TOTAL.....................................................          (0.6)          2.5           0.9
                                                                  ========      ========      ========

The above table for the year ended March 31, 2000 is based on the assumption that the companies were combined for the full year (the acquisition of the Internet Group occurred in October 1999 and was accounted for as a pooling of interests).

                                    OVERVIEW
NET REVENUE

     Net revenue for the Company was $52.4 million, $58.6 million, and $45.3 for the years ended March 31, 2002, 2001, and 2000, respectively, representing a decrease of 11% from 2001 to 2002 and an increase of 29% from 2000 to 2001.

     The decrease in revenue from 2001 to 2002 is entirely related to a decrease in revenue for the Internet Group. Revenue for the Internet Group was $23.2 million and $34.0 million for the years ended March 31, 2002 and 2001, respectively, representing a decrease of 32%. This decrease was offset by an increase in Subscription/PPV TV Group revenue. Revenue for the Subscription/PPV TV Group was $29.1 million and $24.5 million for the years ended March 31, 2002 and 2001, respectively, representing an increase of 19%.

     The increase in net revenue from 2000 to 2001 is a result of increases in net revenue for both the Subscription/PPV TV and Internet Groups. Revenue for the Subscription/PPV TV Group was $24.5 million and $16.8 million for the years ended March 31, 2001 and 2000, respectively, representing an increase of 46%. Revenue for the Internet Group was $34.0 million and $28.4 million for the years ended March 31, 2001 and 2000, respectively, representing an increase of 20%.

OPERATING INCOME (LOSS)

     Operating income (loss) for the Company was an operating loss of $0.6 million for the year ended March 31, 2002, and operating income of $2.5 million and $0.9 million for the years ended March 31, 2001 and 2000, respectively. The decline in operating income from 2001 to 2002 is a result of a $3.2 million restructuring charge taken during the fourth quarter of 2002 in connection with the consolidation of the Internet Group's engineering, web production, sales and marketing departments to the Company's Boulder, Colorado location and the elimination of the Internet Group's customer service department due to the outsourcing of its credit card processing functions. In addition, the Internet Group experienced a decline in its operating income from $4.5 million for the year ended March 31, 2001 to $2.1 million for the year ended March 31, 2002, representing a 53% decrease. This decline in operating income for the Internet Group was offset by an increase in operating income for the Subscription/PPV TV Group from $3.5 million for the year ended March 31, 2001 to $6.3 million for the year ended March 31, 2002, representing an increase of 80%.

     The improvement in operating income for the Company from 2000 to 2001 is due to an increase in operating income for the Subscription/PPV TV Group. Operating income for the Subscription/ PPV TV Group was $3.5 million for the year ended March 31, 2001, representing a 369% increase from an operating loss of $1.3 million for the year ended March 31, 2000. The Internet Group's operating income declined 13% from $5.2 million as of the year ended March 31, 2000 to $4.5 million for the year ended March 31, 2001.

SUBSCRIPTION/PAY-PER-VIEW TV GROUP

The following table outlines the current distribution environment and addressable households for each network:

                                              ESTIMATED ADDRESSABLE HOUSEHOLDS
                                              ---------------------------------
                                                       (IN THOUSANDS)
                                                AS OF       AS OF       AS OF
                                              MARCH 31,   MARCH 31,   MARCH 31,
  NETWORK          DISTRIBUTION METHOD          2002        2001        2000
  -------          -------------------        ---------   ---------   ---------
Pleasure        Cable/DBS                       8,600      17,500       4,600
TeN             Cable/DBS                       8,100       5,800       5,300
ETC             Cable/DBS                       3,600       2,400         n/a
Extasy (2)      C-band/Cable/DBS                7,800       3,200       2,600
True Blue (2)   C-band                            800       1,100       2,000
X-Cubed (1)(2)  C-band                            800       1,100       1,500
TOTAL ADDRESSABLE SUBSCRIBERS                  29,700      31,100      16,000

Note: "n/a" indicates that network was not launched at that time

(1) This network was formerly known as GonzoX. The network was renamed X-Cubed in May 2001

(2) Extasy, True Blue and X-Cubed addressable household numbers include 1.5 million, 1.1 million and 0.8 million C-Band addressable households for the years ended March 31, 2000, 2001 and 2002, respectively.

NET REVENUE

     Total net revenue for the Subscription/PPV TV Group was $29.1 million, $24.5 million, and $16.8 million, for the years ended March 31, 2002, 2001, and 2000, respectively, representing increases of 19% from 2001 to 2002 and 46% from 2000 to 2001. Of total net revenue, C-Band net revenue was $9.4 million, $10 million, and $10.5 million for the years ended March 31, 2002, 2001, and 2000, respectively, representing a 6% decrease from 2001 to 2002 and a 5% decrease from 2000 to 2001. Revenue from the Group's Cable/DBS services was $19.7 million, $14.5 million, and $6.3 million for the years ended March 31, 2002, 2001, and 2000, respectively, representing an increase of 36% from 2001 to 2002 and 130% from 2000 to 2001. Revenue from the Group's Cable/DBS services is responsible for approximately 68%, 59%, and 38% of the Group's total net revenue for the years ended March 31, 2002, 2001, and 2000, respectively.

     The year over year decreases in C-Band revenue are due to the declining C-Band market as consumers convert C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems. The total C-Band market declined 27% from 2001 to 2002 and 27% from 2000 to 2001.

     Total C-Band subscriptions to the Group's networks (Extasy, True Blue and X-Cubed) were 166,546, 138,448 and 125,465 as of March 31, 2000, 2001, and 2002,
respectively, representing a decrease of 9% from 2001 to 2002 and 17% from 2000 to 2001.

     The Subscription/PPV TV Group acquired the C-Band subscriber base of Emerald Media, Inc. ("EMI") in April 2001 for a total of $750,000 in stock and cash. EMI was formerly the Group's largest competitor in the adult C-Band market, operating two competing networks, which were discontinued after this acquisition. The effect of this acquisition has been to support the Group's C-Band revenue stream in a quickly eroding market place. Although the C-Band market continues to decline, the number of subscribers to the Subscription/PPV TV Group's networks remains relatively stable, as does its average revenue earned per sale.

     Increases in the Subscription/PPV TV Group's Cable/DBS revenues year to year are a result of launching new services and the addition of addressable subscribers to its networks through affiliations with new Cable/DBS providers and the online growth of current affiliates.

     During the fiscal year ended March 31, 2000, the Subscription/PPV TV Group launched its Pleasure network, a 24-hour per day adult network that incorporates the most edited standard available in the category. Pleasure's programming consists of adult feature-length film and video productions and is programmed to deliver subscription and PPV households 20 premiere adult movies per month with a total of 110 adult movies per month. Pleasure obtained immediate distribution with DISH network upon its launch.

     In January 2000, the Subscription/PPV TV Group signed a corporate carriage agreement with AOL Time Warner, Inc. ("Time Warner") for the distribution of Pleasure on its digital systems. In addition, many of Time Warner's analog systems have chosen to carry Pleasure. In fact, Time Warner replaced Playboy TV with Pleasure on its largest analog system in New York City's borough of Manhattan in September 2001. As of March 31, 2002, Pleasure is distributed on nearly all of Time Warner's digital cable systems.

     In August 2000, the Subscription/PPV TV Group signed a contract with Hughes Electronic Corporation's DirecTV ("DirecTV") for carriage of a daily six-hour feed of Pleasure branded as "Pleasure Island". Carriage of Pleasure Island was terminated by DirecTV in January 2002. The Subscription/PPV TV Group has not experienced a material change in its total net revenue as a result of this disaffiliation.

     In January 2001, the Subscription/PPV TV Group signed a corporate carriage agreement with Comcast Corporation ("Comcast") for the distribution of Pleasure on all of its digital systems. As of March 31, 2002, Pleasure was distributed on all of Comcast's digital cable systems.

     In September 2001, DISH terminated its distribution of Pleasure on its platform. The Group has not experienced a material change in its total net revenue due to this disaffiliation.

     The Subscription/PPV TV Group launched TeN in August 1998. TeN is a 24-hour per day adult network that incorporates a partial editing standard. TeN is programmed with feature-length film and video productions that incorporate less editing than traditional adult premium networks. TeN offers subscription and PPV households 20 premieres and a total of 110 adult movies per month. TeN obtained immediate distribution with DISH network upon its launch as a monthly and annual subscription service.

     In September 1999, TeN was made available to DISH households on a PPV basis, which increased monthly revenues for TeN by 50% at that time. Adding TeN as a PPV service on the DISH platform had the expected effect of decreasing the number of monthly subscribers to the network. Monthly subscriptions have declined 24% from 2000 to 2001 and 36% from 2001 to 2002. DISH increased its retail prices for TeN in September 2001 to $9.99 for a PPV purchase and $22.99 for a monthly subscription from $8.99 and $19.99, respectively.

     The Subscription/PPV TV Group acquired Extasy from Fifth Dimension in February 1998. At that time, Extasy was distributed via C-Band only. Extasy's programming consists of feature-length adult film and video productions and is programmed with 20 premieres and a total of 110 adult movies per month. Extasy's editing standard is least edited, which is similar to the editing standard employed in the home video market.

     In January 2000, DISH launched Extasy on its satellite at 110 degrees. In August 2001, DISH moved Extasy to its satellite at 119 degrees. DISH's satellite at 119 degrees is viewed by nearly double the number of addressable subscribers than its satellite at 110 degrees. Extasy is available on DISH as both a subscription and PPV service, as well as part of a monthly combination subscription with TeN. In September 2001, DISH increased its retail price for Extasy to $10.99 for a PPV purchase and $27.99 for a monthly subscription from $9.99 and $24.99, respectively.

     The Subscription/PPV TV Group launched ETC in May 2000. ETC is a partially edited 24-hour per day adult network. ETC's unique formatting provides for thematically organized 90-minute blocks of programming in order to encourage appointment viewing by the adult PPV consumer. Through the Subscription/PPV TV Group's proprietary database technology, approximately eight scenes are organized thematically and programmed into one 90-minute block. ETC delivers 240 unique thematic blocks with over 500 different adult film scenes during a typical month.

     ETC obtained carriage with DISH network in July 2000 and is carried as both a PPV and subscription service. DISH increased its retail prices for ETC in September 2001 to $9.99 for a PPV purchase and $22.99 for a monthly subscription from $8.99 and $19.99, respectively.

     During the third quarter of its fiscal year ended March 31, 2002, the Subscription/PPV TV Group began distribution of its Pleasure, TeN, and ETC networks with Charter Communication, Inc.

     The Subscription/PPV TV Group has seen modest revenue gains from its VOD service on Time Warner's systems. Time Warner VOD addressable households totaled
1.1 million as of March 31, 2002.

     In June 2002, the Subscription/PPV TV Group signed a distribution agreement with TVN Entertainment ("TVN"). Under the terms of the agreement, the Group will utilize TVN's delivery platform powered by the ADONISS asset management system to distribute and manage VOD titles within the cable television universe. This is expected to greatly expand the Subscription/PPV TV Group's current VOD distribution base of 1.1 million U.S. households and significantly increase its reach to new VOD households through the nation's top cable MSOs.

COST OF SALES

     Cost of sales for the Subscription/PPV TV Group was $13.4 million, $11.4 million, and $10.9 million for the years ended March 31, 2002, 2001, and 2000, respectively, representing increases of 18% from 2001 to 2002 and 5% from 2000 to 2001. Cost of sales as a percentage of revenue was 46%, 47%, and 65% for the years ended March 31, 2002, 2001, and 2000, respectively. Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, amortization of content licenses, and call center operations.

     The 18% increase in cost of sales from fiscal year 2001 to 2002 is a result of increases in a) programming acquisition costs for screening, quality control, and scheduling of the Subscription/PPV TV Group's networks; b) amortization expense of the Group's content licenses; and c) costs associated with the operation of the Group's digital broadcast center as the Group has added additional functionalities.

     During the fourth quarter of the year ended March 31, 2002, the Subscription/PPV TV Group renegotiated its transponder leases with Loral for its four analog transponders. This renegotiation resulted in a 30% decrease in its monthly analog transponder lease payments.

     In addition, the Subscription/PPV TV Group created a digital tier for its Pleasure, TeN and ETC networks on Loral's satellite known as T-7. This digital tier will take the place of the edgeband technology that the Group was currently using. Edgeband technology permits multiple services to be carried over an existing satellite transponder by adding a multiplex of MPEG-2 compressed programs at the band edge of the transponder. This change to a digital tier makes the distribution of the Group's services more bandwidth efficient for its cable affiliates.

OPERATING INCOME (LOSS)

     Operating income (loss) for the Subscription/PPV TV Group was operating income of $6.3 million, $3.5 million, and an operating loss of $1.3 million for the years ended March 31, 2002, 2001, and 2000, respectively, representing increases of 80% from 2001 to 2002 and 369% from 2000 to 2001. The increase in operating income is attributable to a 19% increase in revenue from 2001 to 2002 and a 46% increase in revenue from 2000 to 2001. In addition, the Group's gross margin percentage increased from 35% for the year ended March 31, 2000 to 54% for the year ended March 31, 2002.

     Total operating expenses decreased 2% from 2001 to 2002 and increased 33% from 2000 to 2001. Operating expenses as a percentage of revenue were 32%, 39%, and 43% as of March 31, 2002, 2001, and 2000, respectively. The decrease in operating expenses from 2001 to 2002 is a result of operating expenses such as advertising, travel, entertainment, and trade show costs remaining flat year-to-year.

INTERNET GROUP

NET REVENUE

     Total net revenue for the Internet Group was $23.2 million, $34 million, and $28.4 million for the years ended March 31, 2002, 2001 and 2000, respectively, representing a decrease of 32% from 2001 to 2002 and an increase of 20% from 2000 to 2001. The Internet Group's revenue is comprised of membership revenue from its consumer-based web sites, revenue from the sale of its content feeds to webmasters, revenue from the sale of exit traffic, and revenue from its data center services ("ISP").

     Gross membership revenue was $17.0 million, $22.6 million, and $23.0 million for the years ended March 31, 2002, 2001, and 2000, respectively, representing decreases of 2% from 2000 to 2001 and 25% from 2001 to 2002. Chargebacks and credits were $1.7 million or 10% of gross membership revenue for the year ended March 31, 2002, $2.7 million or 12% of gross membership revenue for the year ended March 31, 2001, and $3.6 million or 16% of gross membership revenue for the year ended March 31, 2000. Net membership revenue was $15.3 million, $19.9 million, and $19.4 million for the years ended March 31, 2002, 2001, and 2000.

     Growth in gross membership revenue for the year ended March 31, 2001 was slowed due to the implementation of more stringent fraud controls, including the reduction of sign-ups from international credit card users due to a lack of effective verification procedures.

     The 25% decline in gross membership revenue from 2001 to 2002 is a direct result of a decrease in traffic to the Internet Group's web sites. The decrease in traffic to the Internet Group's sites is primarily due to changes made to the Group's traffic acquisition model. The Internet Group changed its traffic acquisition model during fiscal 2002 to compensate an affiliated webmaster for traffic directed to the Internet Group's web sites only upon the conversion of a referral into a paying member. Prior to this change, the Group was paying for traffic based upon the amount of traffic directed to the Group's web sites, regardless of whether this traffic resulted in a paying member to one of the Group's sites. This change has resulted in a 57% decline in webmaster payouts from 2001 to 2002. The Group also believes that its membership revenue and traffic volume have declined from 2001 due to the proliferation of free adult content available on the Internet. In addition, portals such as Microsoft Corporation's MSN ("MSN"), no longer default words typed into a browser dialogue box to the "dot-com" web site associated with such word, and have begun to sell off their adult word searches to outside companies, impacting the amount of type-in traffic to the Internet Group's web sites.

     The standard one-month membership prices to the Group's web sites ranged from $20 to $30 for all three periods. Marketing programs offering three-day trial memberships at prices varying from $2.00 to $3.00 were introduced during the year ended March 31, 2000, which resulted in an average membership price of $15.00 during the last two quarters of the year ended March 31, 2000. An additional marketing program offering a free 5-day trial membership was implemented during the fourth quarter of the year ended March 31, 2001, which resulted in an average membership price of $10 to $12 during the last quarter of the year ended March 31, 2001. Marketing programs offering free trial memberships were discontinued during fiscal year 2002. The Internet Group decreased the monthly membership fee to its flagship site from $29.95 to $14.74 during fiscal year 2002.

     Revenue is earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to other affiliated webmaster marketing programs domestically, monetizing foreign traffic via international dialer companies, and marketing affiliated webmaster sites through the Internet Group's double opt-in email list. Revenue from the sale of traffic was $5.6 million, $9.4 million, and $3.7 million for the years ended March 31, 2002, 2001, and 2000, respectively, representing a decrease of 40% from 2001 to 2002 and an increase of 154% from 2000 to 2001. The increase in revenue from exit traffic from 2000 to 2001 was due to the increase in traffic to the Internet Group's web sites which allowed the Group to increase exit traffic sales to other affiliated marketing programs at similar rates paid by the Internet Group for its purchased traffic (i.e., $30 -$45 per active member). The Internet Group has seen a corresponding decrease in revenue from the sale of traffic from 2001 to 2002 because of a decline in overall traffic purchased by the Internet Group under its new traffic acquisition model discussed above. The decline in traffic to the Internet Group's web sites results in less traffic available to sell both domestically and internationally. Revenue from the international sale of traffic was 36%, 40% and 11% of total sale of traffic revenue for the years ended March 31, 2002, 2001, and 2000, respectively.

     Revenue from the sale of content was $1.9 million, $3.8 million, and $3.3 million for the years ended March 31, 2002, 2001, and 2000, respectively, representing a decrease of 50% from 2001 to 2002 and an increase of 15% from 2000 to 2001. The decrease in revenue from 2001 to 2002 is a result of a softening in demand for content by third-party webmasters as well as a decrease in emphasis on this revenue stream by the Internet Group. The Internet Group will begin to focus more effort on this revenue stream during the next fiscal year, as it believes it could be a viable source of stable, recurring revenue.

     The Internet Group's other revenue was earned from the sale of services such as hosting, co-location and bandwidth management ("ISP services") to non-affiliated companies. The Group's other revenue was $0.4 million, $0.9 million and $2.0 million for the years ended March 31, 2002, 2001, and 2000, representing decreases of 56% from 2001 to 2002 and 55% from 2000 to 2001. The decrease in other revenue from 2000 to 2001 was due to the Internet Group's major non-affiliated customer changing service providers during the year. The decrease in revenue from 2001 to 2002 is a result of other non-affiliated customers changing service providers. The Internet Group does not anticipate revenue growth in this area as it continues to focus its data center operations on its internal needs.

     The Internet Group has experienced many changes in the adult Internet industry to which it has responded during the current fiscal year. These changes include the proliferation of free adult content available on the Internet, the increase in traffic acquisition costs, the lack of barriers to entry to the adult Internet marketplace, the fact that portals such as MSN no longer default to the "dot-com" extension of a search word typed into the dialogue box and the increase in more explicit content prior to a credit card transaction by many of the Internet Group's larger, privately-held, competitors.

     The Internet Group has responded to these changes in the industry during the 2002 fiscal year by decreasing the amount of money spent on the acquisition of traffic to its web sites (down from a high of $1 million per month to $40,000 per month), increasing the focus on the depth, breadth, and relevance of content included in each of its web sites in an effort to increase member retention, decreasing the amount of web sites maintained to a more manageable number, ensuring continual updating of its sites with new content on a daily/weekly basis, working with new pricing strategies to increase site retention, and focusing on new, more stable revenue streams such as its pay-per-click search engine (www.sexfiles.com), which allows it to monetize its exit traffic by auctioning off keywords, and its double opt-in marketing email programs. In addition, the Internet Group is focusing its efforts on the broadband Internet user rather than the dial-up user. The Internet Group will continue to focus its efforts in these areas during the next fiscal year.

COST OF SALES

     Cost of sales for the Internet Group was $12.2 million, $18.2 million, and $15.6 million for the years ended March 31, 2002, 2001, and 2000, respectively, representing a decrease of 33% from 2001 to 2002 and an increase of 17% from 2000 to 2001. Cost of sales consists of variable expenses associated with credit card fees, merchant banking fees, bandwidth, traffic acquisition costs (purchase of traffic), web site content costs and depreciation of assets related to the Internet Group's data center operations. Cost of sales as a percentage of revenue was 53%, 54%, and 55%, for the years ended March 31, 2002, 2001, and 2000, respectively.

     Approximately 70% of the traffic to the Internet Group's web sites is acquired through affiliate programs that it markets to webmasters. These programs compensate webmasters for traffic referrals to the Internet Group's web sites. A webmaster is paid a fee of $30 - 45 per referral that results in a paying membership to one of the Internet Group's web sites. Any traffic referred that does not result in a paying membership to the Internet Group's web sites is sold by the Internet Group to other webmasters via affiliate programs to which it belongs, resulting in revenue from traffic sales. The Internet Group's traffic acquisition costs also include payments made to affiliated webmasters for the acquisition of email addresses as part of its opt-in email program. This list is then used to market the Internet Group's websites and products, as well as affiliated webmasters' sites (for which it earns revenue from the sale of traffic).

     The Internet Group's traffic acquisition costs were $4.3 million, $10.1 million, and $7.4 million for the years ended March 31, 2002, 2001, and 2000, respectively, representing a decrease of 57% from 2001 to 2002 and an increase of 36% from 2000 to 2001. The Internet Group's traffic acquisition costs as a percentage of net revenue were 19%, 30%, and 26% for the years ended March 31, 2002, 2001, and 2000, respectively. The decline in traffic acquisition costs from 2001 to 2002 is primarily due to changes made to the Group's traffic acquisition model. The Internet Group changed is traffic acquisition model during fiscal 2002 to compensate an affiliated webmaster for traffic directed to the Internet Group's web sites only upon the conversion of a referral into a paying member. Prior to this change, the Group was paying for traffic based upon the amount of traffic directed to the Group's web sites, regardless of whether this traffic resulted in a paying member to one of the Group's sites.

     Merchant banking fees, including fees for credits and chargebacks, were $1.9 million, $2.2 million, and $3.5 million for the years ended March 31, 2002, 2001, and 2000, respectively, representing a decrease of 14% from 2001 to 2002 and 37% from 2000 to 2001. Merchant banking fees were 12%, 11%, and 18% of net membership revenue for the years ended March 31, 2002, 2001, and 2000, respectively. The decrease in merchant banking fees from 2000 to 2001 was due to lower check debit fees and the transfer of the Internet Group's credit card processing to companies with lower merchant fees. The increase in merchant banking fees as a percentage of net membership revenue from 2001 to 2002 is due to the Internet Group's decision to fully outsource its credit card processing function, including customer service. This increase in merchant banking fees as a percentage of net membership revenue is offset by the decrease in payroll associated with the termination of its in-house customer service function.

     Operational expenses, which include depreciation and amortization of Internet equipment and domain names, were 16%, 9% and 7% of total net revenue for the years ended March 31, 2002, 2001, and 2000, respectively. The increase in operational expenses is primarily related to increases in operating lease costs, maintenance costs, and depreciation expense related to data center equipment purchases and the build out of the Internet Group's data center facility.

OPERATING INCOME

     Operating income for the Internet Group was $2.1 million, $4.5 million, and $5.2 million for the years ended March 31, 2002, 2001 and 2000, respectively, representing decreases of 53% from 2001 to 2002 and 13% from 2000 to 2001.

     Operating expenses were $8.8 million, $11.3 million, and $7.7 million for the years ended March 31, 2002, 2001, and 2000, respectively, representing a decrease of 22% from 2001 to 2002 and an increase of 47% from 2000 to 2001. Operating expenses were 38%, 33%, and 27% of net revenue for the fiscal years ended March 31, 2002, 2001, and 2000, respectively.

     The increase in operating expenses from 2000 to 2001 was attributable to increases in personnel costs, advertising and promotion costs, and the establishment of a reserve for bad debts. The increases in personnel costs were the result of adding new positions to support the Internet Group's infrastructure, as well as to the increase in wages of certain positions necessary to remain competitive in the environment in which the Internet Group was operating. The Internet Group reorganized its data center and billing departments during the fiscal year ended March 31, 2001, refocusing these departments on internal needs only, which resulted in the elimination of certain positions supporting these functions. Advertising costs increased from 2000 to 2001 as a result of an increase in commission expense paid on sales of content and traffic and an increase in trade show costs. A bad debt reserve of $1.0 million was established during the year ended March 31, 2001, related to an uncollectible merchant processor receivable and content and traffic sales bad debt.

     The decrease in operating expenses from 2001 to 2002 was attributable a decrease in bad debt expense from $1.0 million in 2001 to $0.1 million in 2002 and a decline in personnel costs during the

2002 fiscal year related to the elimination of certain positions and the elimination of bonuses paid to employees.

RESTRUCTURING EXPENSES

     During the fiscal year ended March 31, 2002, the Company implemented a restructuring plan with respect to its Internet Group's operations. The plan included a consolidation of the Internet Group's engineering, web production, sales and marketing departments to the Company's Boulder, Colorado location and the elimination of its customer service department due to the outsourcing of its credit card processing functions. In addition, the Internet Group vacated its office facilities in Sherman Oaks that were being utilized by these functions.

     As a result of these measures the Company expects to save approximately $3.0 million on an annualized basis. Total restructuring charges of $3.2 million related to this plan were recorded in 2002, of which $0.8 million related to the termination of 31 employees. In addition, 10 other positions were eliminated through attrition. The Internet Group has trimmed its workforce from 81 employees as of the beginning of the fiscal year to 40 through this restructuring plan. Also included in the restructuring charge were $1.2 million of expenses related to the excess office space in Sherman Oaks, California that the Company plans to sublet and $1.0 million of expenses related to excess furniture and equipment.

CORPORATE ADMINISTRATION

     The Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation cost, and printing costs associated with the Company's public filings.

     The operating loss for this segment was $5.8 million, $5.5 million, and $3.0 million for the years ended March 31, 2002, 2001, and 2000, respectively, representing increases of 5% from 2001 to 2002 and 83% from 2000 to 2001.

     The 83% increase in the operating loss for this segment from 2000 to 2001 relates to 1) an increase in legal costs associated with the Company's defense in the J.P. Lipson lawsuit; 2) an increase in consulting costs related to the hiring of an investment banking advisor, the use of outside investor/ public relations consultants, and the development of a new public imaging campaign, logo and corporate website; 3) an increase in payroll costs and related employee benefits; and 4) an increase in accounting/auditing fees.

     The 5% increase in operating loss for this segment from 2001 to 2002 is primarily due to 1) an increase in consulting and professional fees; 2) an increase in travel costs, 3) an increase in payroll costs and related employee benefits; and 4) an increase in the Company's insurance premiums. The increase in these costs was offset by a 33% decline in the Company's legal fees.

OTHER INCOME (EXPENSE)

     Other income (expense) was income of $0.4 million, and expense of $3.5 million and $0.6 million for the years ended March 31, 2002, 2001, and 2000, respectively.

     Other income (expense) for the fiscal years ended March 31, 2002 and 2001 include two nonrecurring items related to the legal reserve established for the J.P. Lipson lawsuit and a licensing agreement entered into with Metro Global Media, Inc. ("Metro") in July 1999.

     The Company was a defendant in a lawsuit filed on January 25, 1999 in which J.P. Lipson sought to enforce an alleged agreement with the Company ("Lipson Lawsuit"). On September 1, 2000, a jury entered a verdict awarding to the plaintiff $10 million in liquidated damages and, in the alternative, $1 million in actual damages and $1 million in punitive damages. Subsequent to this verdict, the Boulder District Court entered an order granting the Company's motion to reduce the actual damages against the Company from $10 million to $1 million, thereby reducing Mr. Lipson's total award, exclusive of interest, to $2.5 million. For the year ended March 31, 2001, the Company established a reserve on its books for these damages in the amount of $2.5 million. Since the Company already had a portion of this reserve booked subsequent to the 2001 fiscal year, the total amount expensed in connection with this reserve during the year ended March 31, 2001 was $2.0 million.

     During the third quarter of its fiscal year ended March 31, 2002, the Company announced that it had settled the Lipson Lawsuit in its entirety for a lump sum payment of $820,000 made to his attorneys. For the year ended March 31, 2002, the Company reversed the remaining $1.7 million of its legal reserve.

     In July 1999, the Company entered into an agreement with Metro in which it received 250,000 shares of Metro common stock for services it was to provide. The market value of this stock on the date of the transaction was $2.47 per share. Subsequent to this agreement the stock was delisted from the NASDAQ, is now thinly traded on the over-the-counter market, and its value had declined to $0.47 per share. Due to the permanent impairment in the value of this stock, the Company wrote the stock down to a value of $117,500 on its books during its second quarter of its fiscal year ended March 31, 2001, and took a write off of $507,500.

     The Company recognized $0.3 million in other revenue during the fiscal year ended March 31, 2002, in connection with Metro releasing the Company from its obligations to perform services under the contract signed in July 1999, for which the Company was given the 250,000 shares of Metro stock. At the time the contract was signed, the Company recognized deferred revenue in the amount of $0.6 million, the fair market value of the Metro stock on that date. Since that time, the Company has amortized this deferred revenue over 60 months for services it was providing to Metro. The Company ceased providing services to Metro and Metro released the Company from its obligation of providing any future services. Accordingly, the remaining deferred revenue is considered earned and was recognized during the fiscal year ended March 31, 2002 in the amount of $0.3 million.

DEFERRED TAXES

     FAS 109, "Accounting for Income Taxes" requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized.

     As of March 31, 2001 and 2000, the Company estimated that it had $7.5 million and $9.2 million, respectively, in net operating loss carryforwards. Based on the recent history of operating profits and the expected profitability of the Company in future periods, the Company provided a valuation allowance of $0 and $3.4 million for the years ended March 31, 2001 and 2000, respectively, of its net deferred assets, while recognizing the benefit of $4.1 million and $.8 million for each respective year.

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

CRITICAL ACCOUNTING POLICIES

     New Frontier Media's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, valuation allowances, goodwill impairment, and prepaid distribution rights (content licensing). Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

     Our revenues for the Subscription/PPV TV Group are primarily related to the sale of our network services to Cable/DBS affiliates. The Cable affiliates do not report actual monthly sales for each of their systems to the Subscription/PPV TV Group until 45 - 60 days after the month of service ends. This practice requires management to make monthly revenue estimates based on the Subscription/PPV TV Group's historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt by the Subscription/PPV TV Group. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

     The recognition of revenues for both the Subscription/PPV TV and Internet Groups is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

VALUATION ALLOWANCES

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments for both the Subscription/PPV TV and Internet Groups. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event New Frontier Media were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should New Frontier Media determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

     We maintain a reserve for chargebacks and credits for estimated refunds related to customers whose transactions were processed via credit cards for both the Subscription/PPV TV and Internet Groups. Should our actual chargebacks and credits be higher than estimated we would have an additional expense for the period in which this was experienced.

GOODWILL IMPAIRMENT

     Our long-lived assets include goodwill in the amount of $3.7 million as of March 31, 2002 related to the Subscription/PPV TV Group. During 2002, we evaluated the recoverability of our goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which generally required us to assess these assets for recoverability when events or circumstances indicate a potential impairment by estimating the undiscounted cash flows to be generated from the use of these assets. No impairment losses were recorded related to goodwill during 2002.

     We are adopting SFAS 142 effective April 1, 2002. We have not yet determined the amount of the impairment loss but expect to complete that measurement by June 30, 2002. Any further impairment losses recorded in the future could have a material adverse impact on our financial conditions and results of operations.

PREPAID DISTRIBUTION RIGHTS

     The Company's Subscription/PPV Group's film and content library consists of newly produced and historical film licensing agreements. The Company accounts for the licenses in accordance with FAS 63 Financial Accounting by Broadcasters. Accordingly, the Company capitalizes the costs associated with the licenses and amortizes the costs on a straight-line basis over the life of the licensing agreement (usually 3 to 7 years). Pursuant to FAS 63 the costs associated with the license agreements should be amortized based on the relative revenues earned for each showing of the film. Management has determined that it is appropriate to amortize these costs on a straight-line basis under the assertion that each showing of the film is expected to generate similar revenues. The Company regularly reviews and evaluates the appropriateness of amortizing film costs on a straight-line basis and assesses if an accelerated method would more appropriately reflect the revenue generation of the content. Through its analysis, management has concluded that the current policy of recognizing the costs incurred to license the film library on a straight-line basis most accurately reflects the revenue generated by each showing of the film.

     Management periodically reviews the film library and assesses if the unamortized cost approximates the fair market value of the films. In the event that the unamortized costs exceed the fair market value of the film library, the Company will expense the excess of the unamortized costs to reduce the carrying value of the film library to the fair market value.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by (used in) operating activities was $5.8 million, $0.6 million, and ($0.8 million) for the years ended March 31, 2002, 2001, and 2000, respectively. The increase in cash provided by operating activities from 2001 to 2002 was primarily associated with an increase in depreciation and amortization expense from $6.2 million to $8.9 million, a decrease in accounts receivable from $5.7 million in 2001 to $4.3 million in 2002, and an increase in restructuring and impairment charges of $2.9 million. Cash provided by operating activities was offset by a decrease in the legal reserve related to the Lipson Lawsuit of $2.5 million, an increase in prepaid distribution rights related to the licensing of content of $4.8 million, and a decrease in accrued liabilities of $1.7 million.

     The increase in cash provided by operating activities from 2000 to 2001 was primarily associated with an increase in net income from $1.1 million to $3.3 million, a $2.5 million increase in the litigation reserve for the Lipson Lawsuit, and an increase in depreciation and amortization expense from $4.2 million to $6.2 million. Cash provided by operating activities was offset by a $4.8 million increase in prepaid distribution rights related to the licensing of content for the Company's distribution channels, a $2.8 million increase in the Company's accounts receivables primarily related to the Subscription/PPV TV Group and a $4.6 million increase in the Company's deferred tax asset.

     Cash used in investing activities for the year ended March 31, 2002 was $3.3 million. This use of cash was primarily related to tenant improvements incurred during the build out of the Company's new space in Boulder, Colorado, Sherman Oaks, California and its data center facility, as well as $0.5 million related to the purchase of the EMI C-Band subscriber data base by the Subscription/PPV TV Group.

     Cash used in investing activities for the year ended March 31, 2001 was $4.5 million. This use of cash was primarily related to the purchase of domain names for the Internet Group in the amount of $1.6 million, equipment purchased for the broadcast and Internet service provider facilities and leasehold improvements and furniture for the Internet Group's new facility.

     Cash used in investing activities was $4.6 million for the year ended March 31, 2000. This use of cash was primarily for capital expenditures comprised of broadcast equipment, editing equipment, receiver/decoder equipment, computer equipment, and domain name purchases in the amount of $2.9 million.

     Cash used in financing activities was $4.9 million for the year ended March 31, 2002, and was primarily attributable to the payment of $2.1 million on the Company's capital lease obligations and the repayment of $3.0 million of the Company's outstanding debt obligations.

     Cash provided by financing activities was $4.8 million for the year ended March 31, 2001, and was primarily attributable to a contribution of capital in the amount of $1.3 million made by the senior management group as part of the agreement reached by NASDAQ to maintain the Company's listing and an increase in notes payable of $6 million. This cash provided from financing activities was offset by $0.7 million used to repay monies owed to the previous shareholders of the Internet Group, $1.3 million in capital lease payments and $0.9 million paid to related-parties.

     Cash provided by financing activities was $8.7 million for the year ended March 31, 2000. Cash provided by financing activities for the year ended March 31, 2000 was attributable to the issuance of $6.0 million of convertible redeemable preferred stock and $3.9 million raised from the exercise of 600,000 of the Company's 1.5 million publicly traded warrants.

     The Company's balance sheet as of March 31, 2002 reflects $3.0 million in notes payable outstanding. In May 2002, the Company issued 1.4 million shares of Class A Redeemable Preferred Stock at $2.00 per share. The proceeds from this offering were used to repay $2.0 million of the Company's outstanding notes payable. An additional $1.0 million in debt was converted into 0.5 million shares of Class A Redeemable Preferred Stock. The preferred stock pays dividends at 15.5% on a monthly and quarterly basis and is redeemable in 2004. The preferred stock is subject to full or partial early redemption at the option of the holder if the Company experiences a change in control defined as (i) a replacement of more than one-half of the members of the Company's board of directors which is not approved by a majority of those individuals who are members of the board of directors on the date of the issuance of the preferred (or by those individuals who are serving as members of the board of directors on any date whose nomination to the board of directors was approved by a majority of the members of the board of directors who are members on the date of the issuance of the preferred), (ii) the merger of the Company with or into another entity that is not wholly owned by the Company, consolidation or sale of all or substantially all of the assets of the Company in one or a series of related transactions, or (iii) the execution by the Company of an agreement to which the Company is a party or by which it is bound, providing for any of the events set forth in (i) or (ii). The Company expects to fund the dividends due on the preferred stock from its cash flows from operations. The Company is also confident that it can fund the redemption of the preferred stock in 2004 through cash flows from operations or a refinancing of the obligation prior to the time of redemption. In the event the preferred stock should become due by reason of a change in control occurring at the Company's upcoming Annual Meeting of its Shareholders, the Company's liquidity and capital resources is likely to be materially and adversely impaired.

     New Frontier Media believes that existing cash and cash generated from operations will be sufficient to satisfy its operating requirements. The Company does not anticipate any major capital expenditures during the next 12 months and believes that any capital expenditures that may be incurred can be financed through its cash flows from operations or lease financing.

     If New Frontier Media were to lose its major customer that accounts for 27% of its revenue, its ability to finance its operating requirements would be severely impaired.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations." This statement requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and establishes criteria to separately recognize intangible assets apart from goodwill. The Company does not believe that the adoption of this pronouncement will have a material impact on its consolidated financial statements.

     In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective in the first quarter of the year ending March 31, 2003, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment using the guidance for measuring impairment set forth in this statement. The amortization expense of goodwill and intangible assets with indefinite lives for the years ended March 31, 2002, 2001 and 2000 totaled $0.6 million for each year, respectively. As prescribed under SFAS 142, the Company is in the process of having its goodwill and intangible assets with indefinite lives tested for impairment. The Company does not anticipate any material impairment losses resulting from the adoption of SFAS 142.

     In October 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and assets to be disposed of. This statement supersedes FASB 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," however, it retains the fundamental provisions of FASB 121 for
(a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for the Company's first quarter of the year ending March 31, 2003. The Company is still in the process of evaluating the impact of adopting this pronouncement on its consolidated financial statements, however, it does not believe that the adoption of this pronouncement will have a material impact on the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET RISK. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

     INTEREST RATE RISK. As of June 15, 2002, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company's borrowings are at fixed interest rates, limiting the Company's exposure to interest rate risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (a) By letter dated November 26, 2001, New Frontier Media terminated Singer, Lewak, Greenbaum, & Goldstein LLP ("Singer Lewak") as independent accountants for the Company. The decision to change accountants was recommended by the Company's Audit Committee.

     Singer Lewak had been the Company's independent accountants since approximately December 22, 2000, and had been the independent accountants for the Company's subsidiaries, Interactive Gallery, Inc., Interactive Telecom Network, Inc. and Card Transactions, Inc., since approximately April 1999. Singer Lewak's report on the financial statements of these subsidiaries was included in the Company's financial statements for the year ended March 31, 2000.

     Singer Lewak's annual report covering the fiscal year ended March 31, 2001 did not include an adverse opinion or disclaimer of opinion, and was not qualified as to uncertainty, audit scope or accounting principles.

     In connection with the audits of the two most recent fiscal years and during any subsequent interim periods preceding the termination of Singer Lewak, there did not develop any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure between such former independent accountants and management of the Company or other reportable events which have not been resolved to the Company's former independent accountants' satisfaction.

     (b) As of November 26, 2001, the Company engaged Grant Thornton LLP as the Company's independent auditors to replace Singer Lewak.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     New Frontier Media will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended March 31, 2002. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this form.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Proxy Statement except for the following equity compensation plan information:

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                            NUMBER OF SECURITIES
                                            NUMBER OF SECURITIES                           REMAINING AVAILABLE FOR
                                             TO BE ISSUED UPON       WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                                                EXERCISE OF         EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                                            OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
              PLAN CATEGORY                 WARRANTS AND RIGHTS    WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
              -------------                 --------------------   --------------------   -------------------------
                                                    (A)                    (B)                       (C)
Equity compensation plans approved by
  security holders........................       3,707,721                $2.87                   1,088,975
                                                 ---------                -----                   ---------
Equity compensation plans not approved by
  security holders........................       4,937,808                $3.74                          --
                                                 ---------                -----                   ---------
Total.....................................       8,645,529                $3.37                   1,088,975
                                                 =========                =====                   =========

MATERIAL FEATURES OF EACH NON-SECURITY HOLDER-APPROVED PLAN

     The 4,937,808 shares issuable upon plans that were not approved by security holders are all issuable upon the exercise of individual warrant grants without any warrant plan. Each grant of warrants was made in connection with consulting services. All the warrants currently expire by no later than 2009 unless earlier exercised.

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

2) Financial Statement Schedules
   All schedules have been included in the Consolidated Financial Statements or Notes thereto.

3) Exhibits

     EXHIBITS

    EXHIBITS
     NUMBER                            DESCRIPTION
    --------                           -----------
      3.01     --Articles of Incorporation of Company, with Amendment 1
      3.02     --First Amended ByLaws of Company 1
      4.01     --Form of Common Stock Certificate 1
      4.02     --Preferred Stock Certificate of Designation 12
     10.01     --Asset Purchase Agreement Among the Company, CSB, Fifth
                 Dimension Communications (Barbados) Inc., and Merlin
                 Sierra, Inc. 1
     10.02     --Asset Purchase Agreement Among the Company, CSB, and
                 1043133 Ontario Inc. 1
     10.03     --Asset Purchase Agreement Among the Company, CSB, and
                 1248663 Ontario Inc. 1
     10.08     --Employment Agreement, dated December 22, 1998, by and
                 between the Company and Mark Kreloff 4
     10.09     --Employment Agreement, dated December 22, 1998, by and
                 between the Company and Michael Weiner 4
     10.10     --Office Lease Agreement, dated August 12, 1998, for
                 premises at 5435 Airport Boulevard, Boulder CO. 3
     10.11     --Content License Agreement with Pleasure Productions LLC 3
     10.12     --Stock Purchase Agreement by and between Edward J. Bonn,
                 Bradley A. Weber, and Jerry D. Howard and the Company,
                 dated August 19, 1999 6
     10.13     --Employment Agreement, dated October 27, 1999, by and
                 between Interactive Gallery, Inc. and Gregory Dumas 7
     10.14     --Employment Agreement, dated October 27, 1999, by and
                 between Interactive Gallery, Inc. and Scott Schalin 7
     10.15     --Employment Agreement, dated October 27, 1999, by and
                 between Interactive Telecom Network, Inc. and Jerry
                 Howard 7
     10.16     --Employment Agreement, dated October 27, 1999, by and
                 between Interactive Telecom Network, Inc. and Brad Weber 7
     10.17     --Employment Agreement, dated October 27, 1999, by and
                 between Interactive Telecom Network, Inc. and Edward Bonn 7
     10.18     --Employment Agreement, dated August 1, 1999, by and between the Company and Karyn Miller 7
     10.19     --Employment Agreement, dated February 22, 1999, by and
                 between Colorado Satellite Broadcasting, Inc. and Ken
                 Boenish 7
     10.20     --Employment Agreement, dated December 31, 1998, by and
                 between the Company and Tom Nyiri 7
     10.21     --Promissory Note between Interactive Gallery, Inc. and Net
                 Play Media, Inc. 7

    EXHIBITS
    NUMBER                            DESCRIPTION
    --------                          -----------
     10.22     --Amendment to Employment Agreement, dated December 22,
                 2000, by and between the Company and Mark Kreloff 8
     10.23     --Amendment to Employment Agreement dated December 22, 2000, by and between the Company and Michael Weiner 8
     10.24     --Amendment to Employment Agreement by and between Company and Mark Kreloff 9
     10.25     --Amendment to Employment Agreement by and between Company and Michael Weiner 9
     10.26     --Amendment to Employment Agreement by and between
                 Interactive Telecom Network, Inc. and Edward Bonn 9
     10.27     --Amendment to Employment Agreement by and between
                 Interactive Telecom Network, Inc. and Bradley Weber 10
     10.28     --Amendment to Employment Agreement by and between
                 Interactive Gallery, Inc. and Scott Schalin 10
     10.29     --Amendment to Employment Agreement by and between
                 Interactive Telecom Network, Inc. and Jerry Howard 11
     21.01     --Subsidiaries of the Company 7

 1 Incorporated by reference to the Company's Registration Statement on Form
   SB-2 (File No. 333-35337)

 2 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1998.

 3 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

 4 Incorporated by reference to the Company's Registration Statement No.
   333-75733 on Form S-3 filed on April 6, 1999.

 5 Incorporated by reference to the Company's Registration Statement on Form S-3 filed November 12, 1999 (File No. 333-35337).

 6 Incorporated by reference to the Company's Proxy Statement Form 14A filed on
   October 13, 1999.

 7 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

 8 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

 9 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

10 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

11 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

12 Included with the Company's Annual Report on Form 10-K for the year ended
   March 31, 2002.


REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, New Frontier Media has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEW FRONTIER MEDIA, INC.
                                          /s/ Mark H. Kreloff
                                          Mark H. Kreloff
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer

     In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of New Frontier Media in the capacities and on the dates indicated.


                   NAME AND CAPACITY                          DATE
                   -----------------                          ----

/s/ MARK H. KRELOFF                                       July 1, 2002
 .......................................................
Name: Mark H. Kreloff
Title: Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL WEINER                                        July 1, 2002
 .......................................................
Name: Michael Weiner
Title: Director, Executive Vice President,
Secretary, Treasurer

/s/ KARYN MILLER                                          July 1, 2002
 .......................................................
Name: Karyn Miller
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ KOUNG Y. WONG                                         July 1, 2002
 .......................................................
Name: Koung Y. Wong
Title: Director

/s/ ALAN ISAACMAN                                         July 1, 2002
 .......................................................
Name: Alan Isaacman
Title: Director

/s/ HIRAM WOO                                             July 1, 2002
 .......................................................
Name: Hiram Woo
Title: Director

 .......................................................
Name: Edward Bonn
Title: Director

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                  PAGE
                                                                  ----
Reports of Independent Certified Public Accountants.........       F-2

Consolidated Balance Sheets.................................       F-5

Consolidated Statements of Operations.......................       F-7

Consolidated Statements of Comprehensive Income (Loss)......       F-8

Consolidated Statements of Changes in Shareholders'
Equity......................................................       F-9

Consolidated Statements of Cash Flows.......................      F-10

Notes to Consolidated Financial Statements..................      F-12

SUPPLEMENTAL INFORMATION

  Reports of Independent Certified Public Accountants on
  Supplemental Information..................................      F-36

  Valuation and Qualifying Accounts -- Schedule II..........      F-39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders
  NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of New Frontier Media, Inc. and Subsidiaries as of March 31, 2002, and the related statements of operations, comprehensive income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of New Frontier Media Inc. and Subsidiaries as of March 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

New York, New York
May 17, 2002 (except for Note 22, as to which the date is May 28, 2002)

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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 18, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
New Frontier Media, Inc. and Subsidiaries

     We have audited the consolidated statements of operations, changes in shareholders' equity, and cash flows of New Frontier Media, Inc, and subsidiaries (the "Company") for the year ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Interactive Gallery, Inc., Interactive Telecom Network, Inc. (100% owned subsidiaries) or Card Transactions, Inc. (90% owned subsidiary), which statements reflect revenues of 65 percent for the year ended March 31, 2000 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Interactive Gallery, Inc., Interactive Telecom Network, Inc., and Card Transactions, Inc., is based solely on the report of the other auditors.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and cash flows for the year ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     We previously audited the combination of the accompanying consolidated statements of operations and cash flows for the year ended March 31, 2000, after restatement for the 1999 pooling of interests; in our opinion, such consolidated statements have been properly combined on the basis described in Note 1 of notes to consolidated financial statements.

                                                /s/ SPICER, JEFFRIES & CO.

Denver, Colorado
May 23, 2000

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)
                                     ASSETS

                                                                         MARCH 31,
                                                                  -----------------------
                                                                   2002           2001
                                                                  -------        -------
CURRENT ASSETS:
  Cash and cash equivalents.................................      $ 5,798        $ 8,167
  Accounts receivable, net of allowance for doubtful
     accounts of $369 and $363 respectively.................        4,253          5,747
  Prepaid distribution rights, net..........................        2,840          2,292
  Prepaid expenses..........................................          754          2,118
  Deferred tax asset........................................        2,846          3,412
  Due from related party....................................           47             64
  Other.....................................................        1,037            899
                                                                  -------        -------
          TOTAL CURRENT ASSETS..............................       17,575         22,699
                                                                  -------        -------

FURNITURE AND EQUIPMENT, net................................        8,230          8,602

OTHER ASSETS:
  Prepaid distribution rights, net..........................        8,521          6,876
  Excess cost over fair value of net assets acquired, net of accumulated amortization of $2,618 and $1,981,
     respectively...........................................        3,743          4,379
  Other identifiable intangible assets, net.................        2,575          3,546
  Deposits..................................................          822            627
  Deferred tax asset........................................        2,405          1,953
  Other.....................................................        4,261          3,924
                                                                  -------        -------
          TOTAL OTHER ASSETS................................       22,327         21,305
                                                                  -------        -------
          TOTAL ASSETS......................................      $48,132        $52,606
                                                                  =======        =======

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN 000S EXCEPT PER SHARE DATA)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                         MARCH 31,
                                                                  -----------------------
                                                                   2002           2001
                                                                  -------        -------
CURRENT LIABILITIES:
  Accounts payable..........................................      $ 2,170        $ 1,632
  Current portion of obligations under capital lease........        1,615          1,459
  Deferred revenue..........................................        2,919          3,860
  Reserve for chargebacks/credits...........................          339            443
  Litigation reserve........................................           --          2,500
  Current portion of notes payable..........................        3,000             --
  Accrued restructuring expense.............................        1,851             --
  Other accrued liabilities.................................        1,297          2,981
                                                                  -------        -------
          TOTAL CURRENT LIABILITIES.........................       13,191         12,875
                                                                  -------        -------

LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current
     portion................................................        1,005          1,035
  Note payable..............................................           --          6,000
  Other.....................................................            8             41
                                                                  -------        -------
          TOTAL LONG-TERM LIABILITIES.......................        1,013          7,076
                                                                  -------        -------
          TOTAL LIABILITIES.................................       14,204         19,951
                                                                  -------        -------

MINORITY INTEREST IN SUBSIDIARY.............................           --           (171)
                                                                  -------        -------

SHAREHOLDERS' EQUITY:
  Common stock, $.0001 par value, 50,000,000 shares
     authorized, 21,246,916 and 20,938,420 shares issued and
     outstanding, respectively..............................            2              2
  Preferred stock, $.10 par value, 5,000,000 shares
     authorized:
     Class A, no shares issued and outstanding..............           --             --
     Class B, no shares issued and outstanding..............           --             --
     Additional paid-in capital.............................       45,626         43,929
  Accumulated other comprehensive loss......................         (106)           (93)
  Accumulated deficit.......................................      (11,594)       (11,012)
                                                                  -------        -------
          TOTAL SHAREHOLDERS' EQUITY........................       33,928         32,826
                                                                  -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................      $48,132        $52,606
                                                                  =======        =======

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN 000S EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED MARCH 31,
                                                                 --------------------------------------
                                                                  2002           2001           2000
                                                                 -------        -------        -------
NET SALES..................................................      $52,435        $58,638        $45,351
COST OF SALES..............................................       25,634         29,589         26,504
                                                                 -------        -------        -------
GROSS MARGIN...............................................       26,801         29,049         18,847
                                                                 -------        -------        -------
OPERATING EXPENSES:
  Sales and marketing......................................        7,906          8,715          6,258
  General and administrative...............................       15,729         17,155         11,027
  Goodwill amortization....................................          636            636            635
  Restructuring expense....................................        3,158             --             --
                                                                 -------        -------        -------
          TOTAL OPERATING EXPENSES.........................       27,429         26,506         17,920
                                                                 -------        -------        -------
          OPERATING INCOME (LOSS)..........................         (628)         2,543            927
                                                                 -------        -------        -------

OTHER INCOME (EXPENSE):
  Income on trading securities.............................           --             --              6
  Interest income..........................................          193            219            170
  Interest expense.........................................       (1,842)        (1,167)          (816)
  Litigation reserve.......................................        1,680         (2,019)            --
  Loss on write-off of stock...............................           --           (507)            --
  Other....................................................          341             --             --
                                                                 -------        -------        -------
          TOTAL OTHER INCOME (EXPENSE).....................          372         (3,474)          (640)
                                                                 -------        -------        -------
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES....         (256)          (931)           287
                                                                 -------        -------        -------
  Minority interest in loss of subsidiary..................         (171)           115             45
                                                                 -------        -------        -------
NET INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES.............................................         (427)          (816)           332
  Benefit (provision) for income taxes.....................         (155)         4,140            750
                                                                 -------        -------        -------
NET INCOME (LOSS)..........................................      $  (582)       $ 3,324        $ 1,082
                                                                 =======        =======        =======
Basic income (loss) per share..............................      $ (0.03)       $  0.16        $  0.06
                                                                 =======        =======        =======
Diluted income (loss) per share............................      $ (0.03)       $  0.14        $  0.05
                                                                 =======        =======        =======

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (IN 000'S)

                                                                          YEAR ENDED MARCH 31,
                                                                 --------------------------------------
                                                                  2002           2001           2000
                                                                 -------        -------        -------
  Net income (loss)........................................      $  (582)       $ 3,324        $ 1,082
  Other comprehensive loss
     Unrealized loss on available-for-sale marketable
       securities,
       net of tax..........................................          (13)          (162)          (438)
                                                                 -------        -------        -------
          Total comprehensive income (loss)................      $  (595)       $ 3,162        $   644
                                                                 =======        =======        =======

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (IN 000S EXCEPT SHARE DATA)

                                                     COMMON STOCK                      ACCUMULATED
                                                   $.0001 PAR VALUE      ADDITIONAL       OTHER
                                                 ---------------------    PAID-IN     COMPREHENSIVE   ACCUMULATED
                                                   SHARES     AMOUNTS     CAPITAL     INCOME (LOSS)     DEFICIT       TOTAL
                                                 ----------   --------   ----------   -------------   -----------   ----------
BALANCES, March 31, 1999......................   18,539,517     $  2      $23,713         $  --        $(14,583)     $  9,132
 Conversion of series C redeemable preferred
   stock plus interest into common stock and
   issuance of warrants.......................      187,813       --        2,162                                       2,162
 Exercise of stock options/warrants...........    1,292,306       --        5,499                                       5,499
 Issuance of common stock for settlement of
   lawsuit....................................        5,000       --           23                                          23
 Issuance of common stock for license
   agreement..................................      500,000       --        3,938                                       3,938
 Unrealized losses on available-for-sale
   securities.................................                                             (438)                         (438)
 Distribution to shareholders in connection
   with the elimination of related party
   balances...................................                                                              (14)          (14)
 Distribution to shareholders (including
   distribution payable of $671,828)..........                                                             (821)         (821)
 Net income...................................                                                            1,082         1,082
                                                 ----------     ----      -------         -----        --------      --------
BALANCES, March 31, 2000......................   20,524,636        2       35,335          (438)        (14,336)       20,563
 Conversion of series C Preferred stock plus
   accrued interest into common stock.........      690,420       --        4,325                                       4,325
 Exercise of stock options/warrants...........      282,500       --          430                                         430
 Nasdaq settlement............................     (589,136)      --        1,300                                       1,300
 Issuance of stock/warrants for other.........       30,000       --          262                                         262
 Issuance of warrants for debt offering.......                    --          809                                         809
 Issuance of warrants for equity raising......                    --          236                                         236
 Issuance of warrants for consulting..........                    --          439                                         439
 Issuance of warrants for prpd interest.......                    --          369                                         369
 Tax benefit related to exercise of
   non-statutory stock options................                    --          424                                         424
 Unrealized losses on available-for-sale
   securities.................................                                             (162)                         (162)
 Permanent impairment to investment...........                                              507                           507
 Net income...................................                                                            3,324         3,324
                                                 ----------     ----      -------         -----        --------      --------
BALANCES, March 31, 2001......................   20,938,420        2       43,929           (93)        (11,012)       32,826
 Exercise of stock options/warrants...........      160,693       --          306                                         306
 Issuance of warrants for consulting..........           --       --          145                                         145
 Issuance of stock for other..................       62,466       --          151                                         151
 Issuance of stock for purchase of subscriber
   base.......................................       94,137       --          250                                         250
 Issuance of warrants for license agreement...                    --          861                                         861
 Retirement of stock..........................       (8,800)      --          (16)                                        (16)
 Unrealized losses on available-for-sale
   securities.................................                                              (13)                          (13)
 Net income...................................                                                             (582)         (582)
                                                 ----------     ----      -------         -----        --------      --------
BALANCES, March 31, 2002......................   21,246,916     $  2      $45,626         $(106)       $(11,594)     $ 33,928
                                                 ==========     ====      =======         =====        ========      ========

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                          YEAR ENDED MARCH 31,
                                                                  -------------------------------------
                                                                    2002          2001           2000
                                                                  --------      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................      $  (582)      $ 3,324        $ 1,082
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
     Conversion of interest to common stock.................          336           233            172
     Accretion of interest..................................           --            69            125
     Stock/warrants issued for services and legal
       settlement...........................................          410           122             23
     Amortization of deferred debt offering costs...........          555           139             --
     Depreciation and amortization..........................        8,867         6,231          4,167
     Restructuring charge asset impairment..................        1,087            --             --
     Deferred income taxes..................................          114        (4,615)          (750)
     Increase (decrease) in legal reserve...................       (2,500)        2,500             --
     Minority interest in subsidiary........................          171          (115)           (44)
     Write-off of marketable securities -- available for
       sale.................................................           --           507             --
     Gain on securities.....................................           --            --             (6)
     Tax benefit related to the exercise of non-statutory
       stock options........................................           --           424             --
     (Increase) Decrease in operating assets................
            Accounts receivable.............................        1,494        (2,752)        (1,950)
            Receivables and prepaid expenses................        1,441          (546)          (117)
            Prepaid distribution rights.....................       (4,841)       (4,775)        (2,634)
            Other assets....................................         (369)         (961)           (72)
     Increase (Decrease) operating liabilities..............
            Accounts payable................................          538           553         (1,420)
            Deferred revenue, net...........................         (940)         (139)          (269)
            Reserve for chargebacks/credits.................         (104)          (10)          (246)
            Accrued restructuring cost......................        1,851            --             --
            Other accrued liabilities.......................       (1,718)          377          1,162
                                                                  -------       -------        -------
               NET CASH PROVIDED BY (USED IN)
                 OPERATING ACTIVITIES.......................        5,810           566           (777)
                                                                  -------       -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment....................       (2,772)       (2,860)        (1,801)
     Purchase of domain names...............................          (33)       (1,649)        (2,898)
     Proceeds from trading securities.......................           --            --             56
     Purchase of subscriber base............................         (500)           --             --
                                                                  -------       -------        -------
          NET CASH USED IN INVESTING ACTIVITIES.............       (3,305)       (4,509)        (4,643)
                                                                  -------       -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations..................       (2,099)       (1,327)          (865)
     Payment of related party notes payable.................          (10)         (885)        (1,598)
     Increase (Decrease) in note payable....................       (3,000)        6,000             --
     Issuance of common stock...............................          235         1,733          5,522
     Issuance of Series C preferred stock...................           --            --          6,000
     Payment on distribution payable........................           --          (672)          (150)
     Increase in debt offering cost.........................           --           (68)          (180)
                                                                  -------       -------        -------
          NET CASH (USED IN) PROVIDED BY FINANCING
            ACTIVITIES......................................       (4,874)        4,781          8,729
                                                                  -------       -------        -------

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (IN 000S)

                                                                          YEAR ENDED MARCH 31,
                                                                  -------------------------------------
                                                                    2002          2001           2000
                                                                  --------      --------       --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........      $(2,369)      $   838        $ 3,309
CASH AND CASH EQUIVALENTS, beginning of year................        8,167         7,329          4,020
                                                                  -------       -------        -------
CASH AND CASH EQUIVALENTS, end of year......................      $ 5,798       $ 8,167        $ 7,329
                                                                  =======       =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid..........................................      $   948       $   620        $   488
                                                                  =======       =======        =======
     Income taxes paid......................................      $    52       $    --        $    --
                                                                  =======       =======        =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
     Purchase of equipment via capital lease obligation.....      $ 2,225       $ 1,783        $ 1,096
                                                                  =======       =======        =======
     Common stock/warrants issued for prepaid distribution
       right license........................................      $    --       $    77        $ 3,938
                                                                  =======       =======        =======
     Allocation of preferred stock proceeds to warrants.....      $    --       $    --        $   752
                                                                  =======       =======        =======
     Receipt of available for sale securities in exchange
       for services to be provided over a five year
       period...............................................      $    --       $    --        $   625
                                                                  =======       =======        =======
     Acquired domain names with a note payable to a related
       party................................................      $    --       $    --        $   809
                                                                  =======       =======        =======
     Distribution to shareholders in connection with the
       elimination of related party balances................      $    --       $    --        $    14
                                                                  =======       =======        =======
     Warrants issued for equity raising.....................      $    --       $   236        $    --
                                                                  =======       =======        =======
     Warrants issued for debt raising.......................      $    --       $   810        $    --
                                                                  =======       =======        =======
     Common stock issued for investment.....................      $    --       $    90        $    --
                                                                  =======       =======        =======
     Warrants issued for prepaid interest...................      $    --       $   369        $    --
                                                                  =======       =======        =======
     Reclassification from deposits to furniture and
       equipment............................................      $    --       $   251        $    --
                                                                  =======       =======        =======
     Conversion of redeemable preferred stock to common
       stock................................................      $    --       $ 4,325        $    --
                                                                  =======       =======        =======
     Common stock issued for subscriber base................      $   250       $    --        $    --
                                                                  =======       =======        =======

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF OPERATIONS

     New Frontier Media, Inc. ("New Frontier Media"), through its wholly owned subsidiary Colorado Satellite Broadcasting, Inc. ("CSB"), d/b/a The Erotic Networks, ("TEN") is a leading provider of adult programming to multi-channel television providers and low-powered direct-to-home households. Through its six networks Pleasure, TeN, ETC, Extasy, True Blue and X-Cubed, TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult consumers.

     On October 27, 1999, New Frontier Media completed an acquisition of three related Internet companies: Interactive Gallery, Inc. ("IGI"), Interactive Telecom Network, Inc. ("ITN") and Card Transactions, Inc. ("CTI"). Under the terms of the acquisition, which was accounted for as a pooling of interests, the Company exchanged 6,000,000 shares of restricted common stock in exchange for all of the outstanding common stock of IGI and ITN and 90% of CTI.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. and its majority owned subsidiaries (collectively hereinafter referred to as New Frontier Media or the Company). All intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by management in several areas, including, but not limited to, the realizability of accounts receivable, the valuation of chargebacks and reserves, and the valuation allowance associated with deferred income tax assets. Actual results could differ materially from these estimates.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

FURNITURE AND EQUIPMENT

     Furniture and equipment are stated at cost less accumulated depreciation. The cost of maintenance and repairs is charged to operations as incurred; significant additions and betterments are capitalized. Depreciation is computed using the straight-line method over their estimated useful life.

     The estimated useful lives of the assets are as follows:

        Furniture and fixtures................................    3 to 5 years
        Computers, equipment and servers......................    2 to 5 years
        Capitalized URLs......................................    3 to 5 years

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

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

CASH EQUIVALENTS

     Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the time of acquisition, and are stated at cost, which approximates fair market value.

PREPAID DISTRIBUTION RIGHTS

     Prepaid distribution rights represent content license agreements. These rights typically range from one to ten years. The Company amortizes these rights on a straight line basis over the respective terms of the agreements, as each showing of a film is expected to generate similar revenues and the estimated number of future showings is not determinable.

REVENUE RECOGNITION

     Subscription/Pay-Per-View TV revenues are recognized based on pay-per-view buys and monthly subscriber counts reported each month by the system operator. Revenue from sales of movie subscriptions, ranging from one to twelve months, is recognized on a monthly basis over the term of the subscription. Revenue from internet membership fees is recognized over the life of the membership, which range from one month to one year. The Company provides an allowance for refunds based on expected membership cancellations, credits and chargebacks. Revenue from processing fees is recorded in the period services are rendered. A significant portion of the Company's Internet sales are from the United States. International sales were $3,101,090, $5,411,223 and $5,141,352 for the years ended March 31, 2002, 2001 and 2000, respectively.

LONG-LIVED ASSETS

     The Company continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of such assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and recognizes an impairment loss if the carrying value exceeds the expected future cash flows. The impairment loss is measured based upon the difference between the fair value of the asset and its recorded carrying value. See Note 19 for long-lived asset write-down recorded in connection with the restructuring program for the Internet group.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2002, 2001 and 2000 were approximately $2,529,000, $3,448,000 and $4,262,000, respectively.

OTHER IDENTIFIABLE INTANGIBLE ASSETS

     Other identifiable intangible assets primarily include amounts paid to acquire domain names. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives that range from 3 to 5 years. At March 31, 2002 and 2001, accumulated amortization was $2,153,000 and $1,203,000, respectively.

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

     The excess of the purchase price over the estimated fair value of the assets acquired has been recorded as excess cost over fair value of net assets acquired, and is being amortized on a straight-line basis over 10 years. For each of the years ended March 31, 2002, 2001 and 2000, amortization expense was approximately $636,000. When events and circumstances so indicate, all long-term assets, including the excess cost over fair value of net assets acquired, are assessed for recoverability based upon cash flow forecasts. As of March 31, 2002, the Company has not recognized any impairment losses.

DEFERRED OFFERING COSTS

     Amounts paid for costs associated with an anticipated equity offering are capitalized and will be recorded as a reduction to additional paid-in capital upon the completion of the funding. In the event that the equity funding is not successful, the deferred offering costs will be charged to expense. As of March 31, 2002, and 2001, the Company capitalized deferred offering costs of approximately $196,000 and $236,000 respectively. These amounts are included in other assets on the balance sheet.

DEBT ISSUE COSTS

     Fees and warrants issued in connection with the issuance of notes payable and letters of credit were capitalized and are being amortized using the straight-line method over the term of the notes. As of March 31, 2002 and 2001, the Company capitalized debt issue costs of approximately $368,000 and $884,000 net of accumulated amortization of approximately $661,000 and $146,000 respectively. These amounts are included in other assets on the balance sheet.

STOCK-BASED COMPENSATION

     As permitted by the FASB's Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock-Issued to Employees," and related interpretations in accounting for its employee stock option plans. Under APB No. 25, no compensation expense is recognized at the time of option grant because the exercise price of the Company's employee stock option equals the fair market value of the underlying common stock on the date of grant.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate their carrying value due to their short maturities.

RESTRUCTURING

     Restructuring activities are accounted for in accordance with the guidance provided by the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3, (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and by the SEC in SAB No. 100, "Restructuring and Impairment Charges." These two pronouncements generally require the recognition of restructuring expenses in the period that management formally approves of the restructuring plan, determines the employees to be terminated, and communicates the benefit arrangements to employees. See Note 19 for information regarding the Company's restructuring activities.

INCOME (LOSS) PER COMMON SHARE

     Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of outstanding warrants and stock options using the "treasury stock" method.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statements 141 and 142, Business Combinations and Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, the purchase method of accounting is required for all business combinations initiated after June 30, 2002 and goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statements 141 and 142. Other intangible assets will continue to be amortized over their useful lives.

     The Company is evaluating the impact the application of the nonamortization provisions of Statements 141 and 142 will have on the Company's financial statements. Annual amortization expense for goodwill and intangible assets with indefinite lives was approximately $636,000, for the years ended March 31, 2002, 2001 and 2000. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of April 1, 2002 and has not yet determined what the effect of these tests will be on the financial statements of the Company.

     In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

consolidation for a subsidiary for which control is likely to be temporary. The Company has not yet determined what effects this pronouncement will have on the financial statements of the Company.

NOTE 3 -- FURNITURE AND FIXTURES

     Furniture and equipment at March 31, consisted of the following (in thousands):

                                                                    2002          2001
                                                                    ----          ----
Furniture and fixtures......................................      $  1,812      $    622
Computers, equipment and servers............................        14,088        12,881
Leasehold improvements......................................         1,007           321
Assets in the course of construction........................            --           657
                                                                  --------      --------
                                                                    16,907        14,481
Less accumulated depreciation and amortization..............         8,677         5,879
                                                                  --------      --------
TOTAL.......................................................      $  8,230      $  8,602
                                                                  ========      ========

     Depreciation and amortization expense was approximately $3,997,000, $2,465,000 and $2,250,000 for the years ended March 31, 2002, 2001 and 2000 respectively.

NOTE 4 -- EARNINGS PER SHARE

     The components of basic and diluted earnings per share are as follows (in thousands):

                                                                   YEAR ENDED
                                                                   MARCH 31,
                                                      ------------------------------------
                                                        2002          2001          2000
                                                      --------      --------      --------
Net income (loss)...............................      $   (582)     $  3,324      $  1,082
                                                      ========      ========      ========
Average outstanding shares of common stock......        21,128        20,702        19,257
Dilutive effect of Warrants/Employee Stock
  Options.......................................            --         2,361         1,926
                                                      --------      --------      --------
Common stock and common stock equivalents.......        21,128        23,063        21,183
                                                      ========      ========      ========

     Options and warrants which were excluded from the calculation of diluted earnings per share because the Company reported a net loss during the period, and therefore, would be antidilutive, were approximately 1,163,000 for the year ended March 31, 2002.

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

     In June 2000, the Company retired 589,136 shares of common stock as part of the agreement reached by NASDAQ to maintain the Company's listing.

     During the years ended March 31, 2001 and 2000, the Company issued 690,420 and 187,813 shares, respectively, of its common stock for the conversion of 470 and 130 shares, respectively, of Series C Convertible Redeemable Preferred Stock and related interest.

     During the years ended March 31, 2002, 2001, 2000, the Company issued an aggregate of 114,332, 207,000, and 1,166,681, shares, respectively, of common stock in connection with the exercise of warrants for each of $172,000, $268,000, and $5,374,490, respectively.

     During the years ended March 31, 2002, 2001, and 2000, the Company issued an aggregate of 46,361, 78,658, and 125,625 shares, respectively, of common stock in connection with the exercise of stock options for cash of $78,340, $90,000 and $125,625, respectively.

     During the years ended March 31, 2002, 2001, and 2000, the Company issued an aggregate of 0, 10,000, and 0 shares, respectively, of common stock in exchange for services rendered valued at $0, $17,000, and $0, respectively, which is the fair market value of the services rendered.

     During the year ended March 31, 2001, the Company obtained a 2% interest in a company in exchange for issuing 20,000 shares of common stock valued at $90,000.

     During the year ended March 31, 2002, the Company issued 94,137 shares of common stock, valued at $250,000, for the purchase of a subscriber base.

     During the year ended March 31, 2002 the Company issued an aggregate of 54,466 shares of common stock in exchange for interest expense valued at $151,141.

NOTE 6 -- SEGMENT INFORMATION

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

     The Company has three principle reportable segments:

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     O Subscription/Pay-Per-View ("PPV") TV Group -- distributes branded adult entertainment programming networks through electronic distribution platforms including cable television, C-Band, DBS and Video on Demand ("VOD")

     O Internet Group -- aggregates and resells adult content via the Internet.
       The Internet Group sells content to monthly subscribers as well as to various web masters.

     O Corporate Administration

     The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit (loss) is based on income (loss) before minority interest and income taxes. The reportable segments are distinct business units, separately managed with different distribution channels.

     The following tables represent financial information by reportable segment (in thousands):

                                                                             YEAR ENDED
                                                                             MARCH 31,
                                                               --------------------------------------
                                                                 2002           2001           2000
                                                               --------       --------       --------
NET SALES
     Subscription/Pay-Per-View TV........................      $29,118        $24,521        $16,841
     Internet Group......................................       23,234         33,992         28,434
     Corporate Administration............................           83            125             76
                                                               -------        -------        -------
          Total..........................................      $52,435        $58,638        $45,351
                                                               =======        =======        =======
SEGMENT PROFIT (LOSS)
     Subscription/Pay-Per-View TV........................        6,132        $ 3,392        $(1,387)
     Internet Group......................................       (1,432)         4,249          4,938
     Corporate Administration............................       (4,956)        (8,572)        (3,264)
                                                               -------        -------        -------
          Total..........................................      $  (256)       $  (931)       $   287
                                                               =======        =======        =======
INTEREST INCOME
     Subscription/Pay-Per-View TV........................      $     7        $    19        $    20
     Internet Group......................................            5             24             35
     Corporate Administration............................          181            176            115
                                                               -------        -------        -------
          Total..........................................      $   193        $   219        $   170
                                                               =======        =======        =======
INTEREST EXPENSE
     Subscription/Pay-Per-View TV........................      $   176        $   132        $   123
     Internet Group......................................          391            319            254
     Corporate Administration............................        1,275            716            439
                                                               -------        -------        -------
          Total..........................................      $ 1,842        $ 1,167        $   816
                                                               =======        =======        =======
DEPRECIATION AND AMORTIZATION
     Subscription/Pay-Per-View TV........................      $ 5,302        $ 3,928        $ 3,776
     Internet Group......................................        3,545          2,302            346
     Corporate Administration............................           20              1             45
                                                               -------        -------        -------
          Total..........................................      $ 8,867        $ 6,231        $ 4,167
                                                               =======        =======        =======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                     YEAR ENDED
                                                                      MARCH 31,
                                                               -----------------------
                                                                 2002           2001
                                                               --------       --------
IDENTIFIABLE ASSETS
     Subscription/Pay-Per-View TV........................      $27,334        $25,268
     Internet Group......................................       11,029         18,248
     Corporate Administration............................       29,118         35,610
     Eliminations........................................      (19,349)       (26,520)
                                                               -------        -------
          Total..........................................      $48,132        $52,606
                                                               =======        =======

NOTE 7 -- MAJOR CUSTOMER

     The Company's major customer (revenues in excess of 10% of total sales) is EchoStar Communications Corporation ("EchoStar"). EchoStar is included in the Subscription/Pay-Per-View TV Segment. Revenue from Echostar's DISH Network as a percentage of total revenue for each of the three years ended March 31 is as follows:

                                                    2002             2001             2000
                                                  --------         --------         --------
EchoStar...................................          27%              19%              12%

     At March 31, 2002 and 2001, accounts receivable from EchoStar was approximately $2,264,000 and $2,888,000, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable.

     The loss of its major customer could have a materially adverse effect on the Company's business, operating results or financial condition.

NOTE 8 -- INCOME TAXES

     A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended March 31:

                                                                 2002             2001
                                                               --------         --------
Income tax computed at federal statutory tax rate.......         (34.0)%          (34.0)%
State taxes, net of federal benefit.....................         42.67             (3.4)
Change in valuation allowance...........................            --           (367.8)
Non-deductible items....................................         30.59             12.8
Other...................................................         (2.97)           (54.9)
                                                                ------           ------
          TOTAL.........................................         36.29%           (447.3)%
                                                                ======           ======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                        (IN 000S)         (IN 000S)
                                                          2002              2001
                                                        ---------         ---------
Deferred tax liabilities:
  Depreciation...................................        $  (964)          $  (989)
  Change in accounting method....................            (26)              (19)
                                                         -------           -------
                                                            (990)           (1,008)
                                                         -------           -------
Deferred tax assets:
  Litigation reserve.............................             --             1,071
  Net operating loss carryforward................          2,534             2,413
  Deferred revenue...............................          1,168             1,650
  Accrued restructuring reserve..................            683                --
  Impairment of long lived assets................            288                --
  Loss on write-off of stock.....................            203               203
  Allowance for doubtful accounts and reserve for
     sales returns...............................            279               322
  Goodwill.......................................            377               289
  Capital loss carryforward......................            170               400
  Other..........................................            539                25
                                                         -------           -------
                                                           6,241             6,373
Valuation allowance for deferred tax asset.......             --                --
                                                         -------           -------
  NET DEFERRED TAX ASSET.........................        $ 5,251           $ 5,365
                                                         =======           =======

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

     The components of the income tax provision (benefit) for the years ended March 31 were as follows:

                                                        (IN 000S)         (IN 000S)
                                                          2002              2001
                                                        ---------         ---------
Current
  Federal........................................         $  --            $    21
  State..........................................            41                  8
                                                          -----            -------
                                                             41                 29
                                                          -----            -------
Deferred
  Federal........................................          (131)             (4,240)
  State..........................................           245               (353)
                                                          -----            -------
                                                            114             (4,593)
                                                          -----            -------
Additional paid-in capital.......................            --                424
                                                          -----            -------
          TOTAL..................................         $ 155            $(4,140)
                                                          =====            =======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- STOCK OPTIONS AND WARRANTS
STOCK OPTION PLANS

     The Company has adopted four stock option plans: the 1998 Incentive Stock Option Plan, the 1999 Incentive Stock Option Plan, the Millennium Incentive Stock Option Plan and the 2001 Incentive Stock Option Plan. The shares issued pursuant to the plans are restricted shares until or unless registered by the Company.

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

     No incentive stock option may be granted to any person who owns more than 10% ("10% Shareholders") of the total combined voting power of all classes of the Company's stock unless the exercise price is at least equal to 110% of the fair market value on the date of grant. No incentive stock options may be granted to an optionee if the aggregate fair market value of the stock with respect to which incentive stock options are exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000. Options may be granted under the 1998 Plan for terms of up to 10 years, except for incentive stock options granted to 10% Shareholders, which are limited to five-year terms.

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

     No incentive stock option may be granted to any person who is a 10% Shareholder unless the exercise price is at least equal to 110% of the fair market value on the date of grant. No incentive stock options may be granted to an optionee if the aggregate fair market value of the stock with respect to which incentive stock options are exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000. Options may be granted under the 1999

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Plan for terms of up to 10 years, except for incentive stock options granted to 10% Shareholders, which are limited to five-year terms.

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

     No incentive stock option may be granted to any person who is a 10% Shareholder unless the exercise price is at least equal to 110% of the fair market value on the date of grant. No incentive stock options may be granted to an optionee if the aggregate fair market value of the stock with respect to which incentive stock options are exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000. Options may be granted under the 2000 Plan for terms of up to 10 years, except for incentive stock options granted to 10% Shareholders, which are limited to five-year terms.

     The 2000 Plan is effective as of July 13, 2000 and will terminate at the close of business on July 13, 2010.

2001 Incentive Stock Option Plan

     Under the 2001 Incentive Stock Option Plan (the "2001 Plan"), options may be granted by the Compensation Committee to officers, employees, and directors. Options granted under the 2001 Plan may either be incentive stock options or non-qualified stock options. The aggregate number of shares that may be issued pursuant to the 2001 Plan is 500,000 over the life of the 2001 Plan. Incentive stock options may only be issued to employees of the Company or subsidiaries of the Company. The exercise price of the options is determined by the Compensation Committee, but in the case of incentive stock options, the exercise price may not be less than 100% of the fair market value on the date of grant.

     No incentive stock option may be granted to any person who is a 10% Shareholder unless the exercise price is at least equal to 110% of the fair market value on the date of grant. No incentive stock options may be granted to an optionee if the aggregate fair market value of the stock with respect to which incentive stock options are exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000. Options may be granted under the 2001 Plan for terms of up to 10 years, except for incentive stock options granted to 10% Shareholders, which are limited to five-year terms.

     The 2001 Plan is effective as of June 25, 2001 and will terminate at the close of business on June 25, 2011.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

General

     The 2001, 2000, 1999, and 1998 Plans were adopted to provide the Company with a means to promote the long-term growth and profitability of the Company by:

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                     EXPIRATION DATE                          WARRANTS    EXERCISE PRICE
                     ---------------                          --------    --------------
September, 2002...........................................      92,500         $6.00
February, 2003............................................     100,000         $6.75
February, 2004............................................     700,000         $1.12
July, 2004................................................     100,000         $7.88
September, 2004...........................................     400,000         $5.00
September, 2004...........................................     360,000         $7.87
                                                             ---------
                                                             1,752,500
                                                             =========

WARRANTS

     1) During the year ended March 31, 2002, the Company issued 20,000 warrants to purchase common stock. The warrants were issued in exchange for consulting services. The warrants were valued at $27,400, which was expensed during the year ended March 31, 2002. The warrants expire in April 2004.

     2) During the year ended March 31, 2002, the Company issued 25,000 warrants to purchase common stock. The warrants were issued in exchange for consulting services. The warrants were valued at $41,000, which was expensed during the year ended March 31, 2002. The warrants expire in April 2007.

     3) During the year ended March 31, 2002, the Company issued 20,000 warrants to purchase common stock. The warrants were issued in exchange for consulting services. The warrants were valued at $34,600, which was expensed during the year ended March 31, 2002. The warrants expire in May 2007.

     4) During the year ended March 31, 2002, the Company issued 40,000 warrants to purchase common stock. The warrants were issued in exchange for consulting services. The warrants were valued at $42,000, which $31,500 was expensed during the year ended March 31, 2002. The warrants expire in June 2004.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                              SUMMARY INFORMATION

     The following table describes certain information related to the Company's compensatory stock option and warrant activity for the years ending March 31, 2002, 2001, and 2000:

                                                                                            WEIGHTED-
                                                                                             AVERAGE
                                          STOCK                                EXERCISE     EXERCISE
                                         OPTIONS    WARRANTS       TOTAL      PRICE RANGE     PRICE
                                        ---------   ---------   -----------   -----------   ---------
Balances at March 31, 1999............    735,500   2,176,666     2,912,166   $ 1.00-8.50     $2.09
     Granted..........................  1,568,700     774,642     2,343,342   $1.00-10.00     $5.03
     Exercised........................   (130,625)   (482,000)     (612,625)  $ 1.00-6.75     $2.03
     Expired..........................         --    (246,668)     (246,668)  $ 1.00-6.00     $4.07
     Forfeited........................    (25,500)    (22,000)      (47,500)  $ 1.00-9.50     $3.38
                                        ---------   ---------   -----------
Balances at March 31, 2000............  2,148,075   2,200,640     4,348,715   $1.00-10.50     $3.61
     Granted..........................  2,275,250   1,800,308     4,075,558   $2.00-10.25     $2.66
     Exercised........................    (78,658)   (207,000)     (285,658)  $ 1.00-4.50     $0.92
     Forfeited........................   (199,784)   (230,000)     (429,784)  $2.00-10.50     $0.49
                                        ---------   ---------   -----------
Balances at March 31, 2001............  4,144,883   3,563,948     7,708,831   $1.00-10.25     $3.09
     Granted..........................    862,500     105,000       967,500   $ 2.00-4.61     $3.06
     Exercised........................    (46,361)   (114,332)     (160,693)  $ 1.00-2.00     $1.53
     Expired/Forfeited................   (962,551)   (341,666)   (1,304,217)  $ 1.00-7.31     $2.95
                                        ---------   ---------   -----------
Balance, March 31, 2002...............  3,998,471   3,212,950     7,211,421   $1.00-10.25     $3.15
                                        =========   =========   ===========
Number of options and warrants
  exercisable at March 31, 1999.......         --   1,031,666     1,031,666   $ 1.00-6.00     $4.13
                                        =========   =========   ===========
Number of options and warrants
  exercisable at March 31, 2000.......    443,332   1,099,974     1,543,306   $ 1.00-9.00     $2.41
                                        =========   =========   ===========
Number of options and warrants
  exercisable at March 31, 2001.......  1,100,032   2,538,446     3,638,478   $1.00-10.00     $3.20
                                        =========   =========   ===========
Number of options and warrants
  exercisable at March 31, 2002.......  2,397,590   2,607,173     5,004,763   $1.00-10.25     $3.15
                                        =========   =========   ===========

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes additional information regarding all stock options and warrants outstanding.

                                  OPTIONS AND WARRANTS OUTSTANDING                 OPTIONS AND WARRANTS
                         --------------------------------------------------             EXERCISABLE
                                             WEIGHTED-                        -------------------------------
                             NUMBER           AVERAGE          WEIGHTED-          NUMBER         WEIGHTED-
         RANGE OF        OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT      AVERAGE
      EXERCISE PRICES    MARCH 31, 2002   CONTRACTUAL LIFE   EXERCISE PRICE   MARCH 31, 2002   EXERCISE PRICE
      ---------------    --------------   ----------------   --------------   --------------   --------------
    $1.00- $2.00           3,043,306         7.96 years          $ 1.57         2,221,373          $ 1.41
    $2.01- $3.00           1,573,808         2.13 years          $ 2.30         1,132,834          $ 2.27
    $3.01- $5.00           2,913,250         7.55 years          $ 4.18         1,998,857          $ 4.33
    $5.01- $7.00             779,974         6.87 years          $ 5.94           754,966          $ 5.95
    $7.01- $9.00             627,833         2.97 years          $ 7.86           623,570          $ 7.87
    $9.01-$10.50              25,750         2.43 years          $10.01            25,663          $10.01
                           ---------                                            ---------
                           8,963,921                                            6,757,263
                           =========                                            =========

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS
No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2002 and 2001: risk free interest rates of 4.75% - 5.25% and 5.6%, respectively; dividend yields of 0% and 0%, respectively; expected lives of 3 years and 2.25 to 10 years, respectively; and expected volatility of 105% and 100%, respectively.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income (loss), and net earnings (loss) per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the years ended March 31, 2002, 2001 and 2000 is as follows (in thousands except share data):

                                                                 2002              2001              2000
                                                               ---------         ---------         ---------
Net income (loss)
     As reported........................................        $  (582)          $ 3,324           $ 1,082
     Pro forma..........................................        $(2,280)          $ 1,740           $(3,031)
Basic earnings (loss) per common share
     As reported........................................        $  (.03)          $  0.16           $  0.06
     Pro forma..........................................        $  (.11)          $  0.08           $ (0.16)
Diluted earnings (loss) per common share
     As reported........................................        $  (.03)          $  0.14           $  0.05
     Pro Forma..........................................        $  (.11)          $  0.08           $ (0.16)

NOTE 10 -- RELATED PARTY TRANSACTIONS

     The Company carries out administrative and processing services for a company in which a director has an interest. The Company recognized revenue of $32,330, $48,363 and $79,467 during the years ended March 31, 2002, 2001 and
2000, respectively, by charging a processing fee of 3% of the related party's revenue.

     During the year ended March 31, 2001, the Company entered into an office lease agreement, which is personally guaranteed by a director and his wife. As an inducement to the guarantors, they were granted a security interest in certain domain names, which had an original purchase price of approximately $1,600,000.

     Amounts due from related parties for the years ended March 31, 2002 and 2001 aggregated to $46,500 and $64,061, respectively. During the year ended March 31, 2002, the Company gave a related party an advance of $46,500, which is non-interest-bearing.

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

NOTE 12 -- COMMITMENTS

LEASES

     The Company maintains non-cancelable leases for office space and equipment under various operating and capital leases. Included in property and equipment at March 31, 2002, 2001 and 2000 is approximately $6,646,000, $5,225,000, and
$3,977,000, respectively, of equipment under capital leases. Included in restructuring expenses at March 31, 2002 is approximately $189,000 of equipment under capital leases. Accumulated depreciation relating to these leases was approximately $2,855,000, $2,666,000, and $1,591,000, respectively. Accumulated depreciation related to equipment under capital lease in restructuring expenses at March 31, 2002 was approximately $52,000. In addition, TEN has entered into direct lease agreements with an unrelated party for the use of transponders to broadcast TEN's channels on satellites. The leases expire through January 2006.

     Future minimum lease payments under these leases as of March 31, 2002 were as follows (in thousands):


YEAR ENDED                                               OPERATING           CAPITAL
MARCH 31,                                               -----------         ----------
2003..............................................      $     6,820         $    1,898
2004..............................................            3,884                939
2005..............................................            2,034                167
2006..............................................            1,467                 --
2007..............................................              806                 --
Thereafter........................................            1,831                 --
                                                        -----------         ----------
                                                        $    16,842              3,004
                                                        ===========
Less amount representing interest.................                                 384
                                                                            ----------
                                                                                 2,620
Less current portion..............................                               1,615
                                                                            ----------
          LONG-TERM PORTION.......................                          $    1,005
                                                                            ==========

     Rent expense for the years ended March 31, 2002, 2001, and 2000 was approximately $6,741,000, $6,412,000, and $6,782,000 which includes transponder payments, respectively.

EMPLOYMENT CONTRACTS

     The Company employs certain key staff and directors under non-cancelable employment contracts in Colorado. These employment contracts expire through March 31, 2003.

     Commitments under these obligations at March 31, 2002 were as follows:

YEAR ENDED
MARCH 31,
2003........................................................         $1,279,867
                                                                     ----------
          TOTAL.............................................         $1,279,867
                                                                     ==========

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- NOTES PAYABLE

     Notes payable at March 31 consisted of the following:

                                                                      2002             2001
                                                                   ----------       ----------
  Unsecured note payable bearing interest at 15% per annum.
     The principal is payable in cash on January 16, 2003.
     Interest is payable at the option of the Holder in cash
     or stock on a quarterly basis, in arrears, commencing
     May 1, 2001............................................       $  250,000       $  250,000

  Unsecured note payable bearing interest at 15% per annum.
     The principal is payable in cash on January 30, 2003.
     Interest is payable at the option of the Holder in cash
     or stock on a quarterly basis, in arrears, commencing
     May 1, 2001............................................          250,000          250,000

  Unsecured note payable bearing interest at 15% per annum.
     The principal is payable in cash on February 2, 2003.
     Interest is payable at the option of the Holder in cash
     or stock on a quarterly basis, in arrears, commencing
     May 1, 2001............................................          500,000          500,000

  Unsecured note payable bearing interest at 1% per month.
     The principal is payable in cash on or before December
     17, 2002. Interest will be paid on the outstanding
     principal amount on a monthly basis on or before the
     fifth day of each month................................        2,000,000        5,000,000
                                                                   ----------       ----------
                                                                    3,000,000        6,000,000
  Less current portion......................................        3,000,000               --
                                                                   ----------       ----------
          LONG-TERM PORTION.................................       $        0       $6,000,000
                                                                   ==========       ==========

     Future minimum principal payments under notes payable as of March 31, 2002 were as follows:

YEAR ENDED
MARCH 31,
2003........................................................         $3,000,000
                                                                     ----------
                 TOTAL......................................         $3,000,000
                                                                     ==========

NOTE 14 -- LICENSE AGREEMENTS

     In February of 1999, the Company entered into a licensing agreement with an unrelated entity. Pursuant to the agreement, the Company obtained the rights to distribute the entity's current library of approximately 4,000 adult pictures and the rights to three new adult pictures ("New Releases") that are produced by the entity or its affiliated companies per month (for a period of five years). The Company currently is in litigation with this unrelated party regarding the breach of the license agreement. The Company believes that the unrelated party has breached its license agreement with the Company by, among other things, failing to deliver to the Company the 4,000 adult pictures and the New Releases. See Note 16.

     In July 1999 New Frontier Media executed a definitive license agreement to acquire exclusive rights to Metro's 3,000 title adult film and video library and multi-million still image archive for a period of seven years with renewal provisions. In addition, the Company entered into a multi-year production agreement with Metro which calls for the delivery of at least three new adult feature titles per month over the next five years.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 15 -- DEFERRED COMPENSATION PLAN

     The Company sponsors a 401(k) retirement plan. The plan covers substantially all eligible employees of the Company. Employee contributions to the plan are elective, and the Company has discretion to match employee contributions. All contributions by the Company are vested over a three-year period. Contributions by the Company for the years ended March 31, 2002, 2001, and 2000, were approximately $208,000, $151,000, and $200,000, respectively.

NOTE 16 -- LITIGATION

Lipson

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

     Subsequent to September 30, 2000, the Boulder District Court entered an order granting the Company's motion to reduce the actual damages against the Company from $10 million to $1 million, thereby reducing Mr. Lipson's total award, exclusive of interest, to $2.5 million. Therefore, the Company thereafter reduced the $10 million reserve on its books to $2.5 million.

     On December 26, 2001, the Company announced that it had settled the Lipson lawsuit in its entirety for a lump sum payment of $820,000 made to his attorneys. The Company reversed the remaining $1.7 million in legal reserve during the quarter ended December 31, 2001.

Pleasure Licensing LLC

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

     On August 3, 1999, the Company filed a lawsuit against Pleasure alleging breach of contract, breach of express warranties, breach of implied warranty of fitness for a particular purpose, and rescission, seeking the return of 700,000 shares of New Frontier Media stock and warrants. Pleasure removed the District Court action to Federal District Court in Colorado and filed counterclaims related to the Company's refusal to permit Pleasure to sell the securities issued to Pleasure. Pleasure's counterclaims allege breach of contract, copyright and trademark infringement, and fraud.

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

     At March 31, 2002, the carrying value of the Pleasure licenses' was approximately $2.3 million and has been recorded in Other Assets--Other. The Company is not amortizing these assets as they have not been utilized by the Company. Although a loss on these licenses is possible, no provision for such loss has been recorded in the accompanying financial statements due to the uncertainty of the outcome of the litigation proceedings. See Note 14.

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

NOTE 17 -- OTHER INCOME

     The Company recognized $0.3 million in deferred revenue during the year ended March 31, 2002, in connection with Metro releasing the Company from its obligations to perform services under a contract signed in July 1999 for which the Company was given 250,000 shares of Metro stock. At the time the contract was signed, the Company recognized deferred revenue in the amount of $0.6 million, the fair market value of the Metro stock on that date. Since that time, the Company has amortized this deferred revenue over 60 months for services it was providing to Metro. The Company has ceased providing these services to Metro and Metro released the Company from its obligation of providing any future services during this current quarter. Accordingly, the remaining deferred revenue has now been recognized and is included in Other Income as of March 31, 2002.

NOTE 18 -- CONTINGENCIES

     CSB, as lessee of transponders under the transponder agreements, is subject to arbitrary refusal of service by the service provider if that service provider determines that the content being transmitted by the Company is harmful to the service provider's name or business. Any such service disruption would substantially and adversely affect the financial condition of the Company.

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

NOTE 19 -- RESTRUCTURING EXPENSES

     During the fiscal year ended March 31, 2002, the Company implemented a restructuring plan with respect to its Internet Group's operations. The plan included a consolidation of the Internet Group's

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

engineering, web production, sales and marketing departments to the Company's Boulder, Colorado location and the elimination of its customer service department due to the outsourcing of its credit card processing functions. In addition, the Internet Group vacated its office facilities in Sherman Oaks that were being utilized by these functions.

     Total restructuring charges of $3.2 million related to this plan were recorded in 2002, of which $0.8 million related to the termination of 31 employees. In addition, 10 other positions were eliminated through attrition. The Internet Group has trimmed its workforce from 81 employees as of the beginning of the fiscal year to 40 through this restructuring plan. Also included in the restructuring charge were $1.2 million of expenses related to the excess office space in Sherman Oaks, California that the Company plans to sublet and $1.0 million of expenses related to excess furniture and equipment.

NOTE 20 -- QUARTERLY INFORMATION (UNAUDITED)

     The consolidated results of operations on a quarterly basis were as follows (in thousands of dollars, except per share amounts).

                                                                                            EARNINGS (LOSS) PER
                                                                                               COMMON SHARE
                                                                                         -------------------------
                         REVENUE          GROSS MARGIN         NET INCOME (LOSS)          BASIC           DILUTED
                         -------          ------------         -----------------          -----           -------
2002
First quarter........    $14,974            $ 7,694                 $   241              $   0.01         $   0.01
Second quarter.......     13,847              7,107                     270                  0.01             0.01
Third quarter........     12,400              6,296                   1,263                  0.06             0.06
Fourth quarter.......     11,214              5,704                  (2,356)                (0.11)           (0.11)
                         -------            -------                 -------              --------         --------
Total................    $52,435            $26,801                 $  (582)             $  (0.03)        $  (0.03)
                         =======            =======                 =======              ========         ========
2001
First quarter........    $13,483            $ 6,450                 $   741              $   0.04         $   0.03
Second quarter.......     14,061              6,782                  (3,889)                (0.19)           (0.19)
Third quarter........     15,214              7,873                     996                  0.05             0.05
Fourth quarter.......     15,880              7,944                   5,476                  0.26             0.25
                         -------            -------                 -------              --------         --------
Total................    $58,638            $29,049                 $ 3,324              $   0.16         $   0.14
                         =======            =======                 =======              ========         ========

NOTE 21 -- STOCKHOLDER RIGHTS PLAN

     On December 4, 2001, the Company's Board of Directors adopted a Stockholder Rights Plan in which Rights will be distributed at the rate of one Right for each share of the Company's common stock held by stockholders of record as of the close of business on December 21, 2001. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock after November 29, 2001, or commences a tender offer upon consummation of which the person or group would beneficially own 15% or more of the Company's outstanding common stock. Each Right will initially be exercisable at $10.00 and will expire on December 21, 2011.

     On March 20, 2002, Messrs. Edward Bonn and Bradley Weber attempted to remove the Company's CEO, Mark Kreloff, and appoint a special committee headed by Mr. Bonn to operate the Company while a search was conducted for a new CEO. After the Company's Board rejected Messrs. Bonn's and Weber's proposal and instead established a Special Committee, comprised of a majority of independent directors, to investigate, among other things, the activities of Messrs. Bonn and Weber

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

relating to their prior management of IGI, the Company's Internet subsidiary, and whether, by their actions, they had triggered the Company's Rights Plan, Mr. Bonn notified the Company that he would seek to replace the Board of Directors.

     The Company's Rights Plan may have been triggered by the actions of Messrs. Bonn and Weber. To preserve the Company's options under the Plan in the event it is determined that the Plan has been triggered by the actions of Messrs. Bonn and Weber, the Rights Plan was amended in March, April, May and June of 2002 to delay each time for 30 days the effectiveness of its Distribution Date.

NOTE 22 -- SUBSEQUENT EVENTS

     In May 2002, the Company filed a lawsuit in the Superior Court of the State of California for the County of Los Angeles (New Frontier Media, Inc., et al. vs. Edward J. Bonn, et al., case no. BC274573) against: (i) directors and former officers Edward J. Bonn and Bradley A. Weber; (ii) Jerry D. Howard, the former Chief Financial Officer of its subsidiaries Interactive Gallery, Inc. ("IGI"), Interactive Telecom Network, Inc. ("ITN") and Card Transactions, Inc. ("CTI"); and (iii) Response Telemedia, Inc., a California corporation owned by Mr. Bonn.

     The Complaint's allegations arise, in part, out of the Company's purchase of 100 percent of the issued and outstanding shares of IGI and ITN and 90 percent of the issued and outstanding shares of CTI from the individual defendants on October 27, 1999. The Complaint alleges that, from early 1999 to the date of the closing, the defendants knowingly made material misrepresentations or omissions regarding IGI's business and financial results and prospects for the purpose of inducing the Company to purchase the defendants' stock holdings of IGI, ITN and CTI.

     The Complaint also alleges that, subsequent to the Company's purchase of IGI, ITN and CTI, Messrs. Bonn, Weber and Howard (as directors and/or officers) each breached their fiduciary duties owed to the Company and its subsidiaries. Such allegations arise out of the individual defendants' gross mismanagement of IGI, ITN and CTI and their concealment of marketing, operational and financial information that would have allowed the Company to discover their actions. Such allegations also arise out of self-dealing transactions that benefited, among others, Mr. Bonn's company RTI. The Complaint seeks rescission of the purchase of the IGI, ITN, and ITC as well as monetary damages in an amount to be proven at trial.

     Mr. Bonn has filed an answer denying the allegations contained in the Complaint and a cross-complaint against the Company seeking that the Company indemnify him against the claims alleged in the Complaint. The cross-complaint also seeks unspecified monetary damages from the Company alleging that the Company breached Mr. Bonn's employment agreement with the Company by terminating his employment on May 28, 2002.

     Although the ultimate outcome of Mr. Bonn's cross-complaints, and the liability, if any, arising from such cross-complaints cannot be determined, management, after consultation and review with counsel, believes that the facts do not support Mr. Bonn's cross-complaints and that the Company has meritorious defenses. In the opinion of management, resolution of Mr. Bonn's cross-complaints is not expected to have a material adverse effect on the financial position of the Company.

     In May 2002, the Company issued 1.4 million shares of Class A Redeemable Preferred Stock at $2.00 per share. The proceeds from this offering were used to repay $2.0 million of the Company's outstanding notes payable. An additional $1.0 million in debt was converted into 0.5 million shares of Class A Redeemable Preferred Stock. The preferred stock pays dividends at 15.5% on a monthly and quarterly basis and is redeemable in 2004. The preferred stock is subject to full or partial early redemption at the option of the holder if the Company experiences a change in control defined as

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(i) a replacement of more than one-half of the members of the Company's board of directors which is not approved by a majority of those individuals who are members of the board of directors on the date of the issuance of the preferred (or by those individuals who are serving as members of the board of directors on any date whose nomination to the board of directors was approved by a majority of the members of the board of directors who are members on the date of the issuance of the preferred), (ii) the merger of the Company with or into another entity that is not wholly owned by the Company, consolidation or sale of all or substantially all of the assets of the Company in one or a series of related transactions, or (iii) the execution by the Company of an agreement to which the Company is a party or by which it is bound, providing for any of the events set forth in (i) or (ii). The Class A Redeemable Preferred has the right to vote together with the holders of the Company's Common Stock on a one vote per share basis.

     In June 2002, the Company announced the relocation of its data center in Sherman Oaks, California to a co-location facility in Colorado. The Company anticipates incurring a restructuring charge of $4.0 to $4.5 million in the first quarter of fiscal year 2003.

                            SUPPLEMENTAL INFORMATION

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                          ON SUPPLEMENTAL INFORMATION

To the Board of Directors and Shareholders
  NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole of New Frontier Media, Inc. and Subsidiaries as of and for the year ended March 31, 2002, which are presented in the preceding section of this report. The supplemental Valuation and Qualifying Accounts -- Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

New York, New York
May 17, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                          ON SUPPLEMENTAL INFORMATION

To the Board of Directors
New Frontier Media, Inc. and Subsidiaries

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole of New Frontier Media, Inc. and Subsidiaries as of and for the year ended March 31, 2001, which are presented in the preceding section of this report. The supplemental Valuation and Qualifying Accounts -- Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 18, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                          ON SUPPLEMENTAL INFORMATION

To the Board of Directors
New Frontier Media, Inc. and Subsidiaries
Boulder, Colorado

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II for the year ended March 31, 2000 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

SPICER, JEFFRIES & CO.

Denver, Colorado
May 23, 2000

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS - SCHEDULE II
                                   (IN 000S)

                                                            ADDITIONS      ADDITIONS
                                               BALANCE,    (DEDUCTIONS)   (DEDUCTIONS)       BALANCE,
                                               BEGINNING    CHARGED TO        FROM             END
                                                OF YEAR     OPERATIONS      RESERVE          OF YEAR
                                               ---------   ------------   ------------       --------
Allowance for doubtful accounts
  March 31, 2002.............................   $   363      $   120        $  (114)         $    369
                                                =======      =======        =======          ========
  March 31, 2001.............................   $     6      $ 1,053        $  (696)         $    363
                                                =======      =======        =======          ========
  March 31, 2000.............................   $    --      $     6        $    --          $      6
                                                =======      =======        =======          ========

                                                            ADDITIONS      ADDITIONS
                                               BALANCE,    (DEDUCTIONS)   (DEDUCTIONS)       BALANCE,
                                               BEGINNING    CHARGED TO        FROM             END
                                                OF YEAR     OPERATIONS      RESERVE          OF YEAR
                                               ---------   ------------   ------------       --------
Valuation allowance for deferred tax asset
  March 31, 2002.............................   $    --      $    --        $    --          $     --
                                                =======      =======        =======          ========
  March 31, 2001.............................   $ 3,425      $(3,425)       $    --          $     --
                                                =======      =======        =======          ========
  March 31, 2000.............................   $ 3,980      $    --        $  (555)         $  3,425
                                                =======      =======        =======          ========

                                                            ADDITIONS      ADDITIONS
                                               BALANCE,    (DEDUCTIONS)   (DEDUCTIONS)       BALANCE,
                                               BEGINNING    CHARGED TO        FROM             END
                                                OF YEAR     OPERATIONS      RESERVE          OF YEAR
                                               ---------   ------------   ------------       --------
Reserve for chargebacks/credits
  March 31, 2002.............................   $   443      $ 2,004        $(2,108)         $    339
                                                =======      =======        =======          ========
  March 31, 2001.............................   $   453      $ 2,936        $(2,946)         $    443
                                                =======      =======        =======          ========
  March 31, 2000.............................   $   698      $ 3,852        $(4,097)         $    453
                                                =======      =======        =======          ========