Form 10-K/A
period 2002-03-31
NEW FRONTIER MEDIA INC /CO/
filed 2002-07-24
CIK 847383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10 -K/A
                                AMENDMENT NO. 1
(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2002

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to_________________

Commission File Number: 33-27494-FW

                            NEW FRONTIER MEDIA, INC.
             (Exact name of registrant as specified in its charter)

            Colorado                                     84-1084061
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                     Identification No.)

              7007 Winchester Circle, Suite 200, Boulder, CO 80301
             (Address of principal executive offices and Zip Code)

                                 (303) 444-0632
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

 Title of each class                Name of each exchange on which registered
 -------------------                -----------------------------------------
        None                                          None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Aggregate market value of voting stock held by non-affiliates: $28,488,796 based on 12,386,433 shares at June 7, 2002 held by non-affiliates and the closing price on the Nasdaq SmallCap Market on that date which was $2.30.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     The purpose of this Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2002 (the "Form 10-K") is to: (i) modify, on page 22 of the Registrant's Form 10-K, "Item 3--Legal Proceedings" as described in Attachment I hereto; (ii) add, following page F-4 of the Registrant's Form 10-K, the audit report of Singer Lewak Greenbaum & Goldstein LLP attached hereto as Attachment II on the financial statements of Interactive Gallery, Inc., Interactive Telecom, Inc. and Card Transactions, Inc. for the fiscal year ended March 31, 2000; (iii) include, on page F-2 of the Registrant's Form 10-K, the re-issued audit report of Grant Thorton LLP attached hereto as Attachment III; and (iv) to modify, on page F-33 of the Registrant's Form 10-K, the disclosure contained in Note 22 to the Registrant's consolidated financial statements as described in Attachment IV hereto. The remainder of the document remains as filed.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, New Frontier Media has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: July 24, 2002

                                          NEW FRONTIER MEDIA, INC.
                                          /s/ Mark H. Kreloff
                                          Mark H. Kreloff
                                          Chairman of the Board of Directors,
                                          Chief Executive Officer

                                                                    ATTACHMENT I

The following paragraph shall be added as the ninth paragraph of "Item 3--Legal Proceedings" on page 22:

"Management does not believe that a restatement of the Company's audited financial statements will be required as a result of the above-described litigation with Messrs. Bonn, Weber and Howard because, in its opinion, the Company's audited financial statements contain all adjustments necessary for them to fairly state the Company's results of operations and financial condition in accordance with generally accepted accounting principles."

                                                                   ATTACHMENT II

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

                                                                  ATTACHMENT III

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

GRANT THORNTON LLP

New York, New York
May 17, 2002 (except for Note 22,
as to which the date is May 28, 2002)

                                                                   ATTACHMENT IV

The following paragraph shall be added following the fifth paragraph of Note 22 on page F-33:

"Management does not believe that a restatement of the Company's audited financial statements will be required as a result of the above-described litigation with Messrs. Bonn, Weber and Howard because, in its opinion, the Company's audited financial statements contain all adjustments necessary for them to fairly state the Company's results of operations and financial condition in accordance with generally accepted accounting principles."