Form 10-Q
period 2002-06-30
NEW FRONTIER MEDIA INC /CO/
filed 2002-08-14
CIK 847383

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

      For the quarterly period ended June 30, 2002

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

As of August 5, 2002, 21,322,816 shares of Common Stock, par value $.0001, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                            NEW FRONTIER MEDIA, INC.
                                     Index

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
       PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Consolidated Balance Sheets as of June 30, 2002
               (Unaudited) and March 31, 2002......................        3-4

               Consolidated Statements of Operations for the
               quarter ended June 30, 2002 and 2001 (Unaudited)....          5

               Consolidated Statements of Comprehensive Income for
               the quarter ended June 30, 2002 and 2001
               (Unaudited).........................................          6

               Consolidated Statements of Cash Flows for the
               quarter ended June 30, 2002 and 2001 (Unaudited)....          7

               Notes to Consolidated Financial Statements
               (Unaudited).........................................       8-16

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................      17-24

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk.........................................         25

       PART II. OTHER INFORMATION

       Item 1. Legal Proceedings...................................      25-26

       Item 6. Exhibits and Reports on Form 8-K....................         26

       SIGNATURES..................................................         28

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)

                                     ASSETS

                                                                   (UNAUDITED)
                                                                     JUNE 30,           MARCH 31,
                                                                       2002               2002
                                                                   -----------          ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................         $ 4,743             $ 5,798
  Accounts receivable, net of allowance for doubtful
     accounts of $333 and $369, respectively................           5,290               4,253
  Prepaid distribution rights, net..........................           2,943               2,840
  Prepaid expenses..........................................             929                 754
  Deferred tax asset........................................           2,846               2,846
  Due from related party....................................              45                  47
  Other.....................................................             863               1,037
                                                                     -------             -------
       TOTAL CURRENT ASSETS.................................          17,659              17,575
                                                                     -------             -------

FURNITURE AND EQUIPMENT, net................................           5,001               8,230

OTHER ASSETS:
  Prepaid distribution rights, net..........................           8,830               8,521
  Excess cost over fair value of net assets acquired, less
     accumulated amortization of $2,618.....................           3,743               3,743
  Deferred tax asset........................................           2,405               2,405
  Other identifiable intangible assets, net.................           1,805               2,575
  Deposits..................................................             897                 822
  Other.....................................................           3,944               4,261
                                                                     -------             -------
       TOTAL OTHER ASSETS...................................          21,624              22,327
                                                                     -------             -------
TOTAL ASSETS................................................         $44,284             $48,132
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000S)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   (UNAUDITED)
                                                                     JUNE 30,           MARCH 31,
                                                                       2002               2002
                                                                   -----------          ---------
CURRENT LIABILITIES:
  Accounts payable..........................................            2,354           $  2,170
  Current portion of obligations under capital leases.......            1,533              1,615
  Deferred revenue..........................................            2,881              2,919
  Reserve for chargebacks/credits...........................              252                339
  Current portion of notes payable..........................               --              3,000
  Accrued restructuring expense.............................            1,927              1,851
  Other accrued liabilities.................................            2,183              1,297
                                                                     --------           --------
       TOTAL CURRENT LIABILITIES............................           11,130             13,191
                                                                     --------           --------
LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current
     portion................................................              828              1,005
  Other.....................................................               --                  8
                                                                     --------           --------
       TOTAL LONG-TERM LIABILITIES..........................              828              1,013
                                                                     --------           --------
          TOTAL LIABILITIES.................................           11,958             14,204
                                                                     --------           --------

CLASS A REDEEMABLE PREFERRED STOCK..........................         $  3,750                 --

SHAREHOLDERS' EQUITY
  Common stock, $.0001 par value, 50,000,000 shares
     authorized, 21,322,816 and 21,246,916 respectively,
     shares issued and outstanding..........................                2                  2
  Preferred stock, $.10 par value, 5,000,000 shares
     authorized:
     Class A, no shares issued and outstanding..............               --                 --
     Class B, no shares issued and outstanding..............               --                 --
  Additional paid-in capital................................           45,808             45,626
  Accumulated other comprehensive loss......................               --               (106)
  Accumulated deficit.......................................          (17,234)           (11,594)
                                                                     --------           --------
       TOTAL SHAREHOLDERS' EQUITY...........................           28,576             33,928
                                                                     --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................         $ 44,284           $ 48,132
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000S)

                                                                          (UNAUDITED)
                                                                         QUARTER ENDED
                                                                           JUNE 30,
                                                                   -------------------------
                                                                     2002             2001
                                                                   --------         --------
SALES, net..................................................       $ 9,597          $14,974
COST OF SALES...............................................         5,241            7,280
                                                                   -------          -------
GROSS MARGIN................................................         4,356            7,694
                                                                   -------          -------
OPERATING EXPENSES:
  Sales and marketing.......................................         1,644            2,211
  General and administrative................................         4,083            4,453
  Restructuring expense.....................................         3,041               --
  Impairment expense........................................           535               --
  Goodwill amortization.....................................            --              159
                                                                   -------          -------
       TOTAL OPERATING EXPENSES.............................         9,303            6,823
                                                                   -------          -------
       OPERATING INCOME (LOSS)..............................        (4,947)             871
                                                                   -------          -------
OTHER INCOME (EXPENSE):
  Interest income...........................................            19               67
  Interest expense..........................................          (595)            (530)
  Loss on write-off of stock................................          (117)              --
                                                                   -------          -------
       TOTAL OTHER EXPENSE..................................          (693)            (463)
                                                                   -------          -------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES.........        (5,640)         $   408
  Provision for income taxes................................            --             (167)
                                                                   -------          -------
       NET INCOME (LOSS)....................................        (5,640)             241
                                                                   -------          -------
Basic/Diluted Earnings (Loss) per share.....................       $  (.27)         $   .01
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   IN (000'S)

                                                                          (UNAUDITED)
                                                                         QUARTER ENDED
                                                                           JUNE 30,
                                                                   -------------------------
                                                                     2002             2001
                                                                   --------         --------
  Net income (loss).........................................       $(5,640)           $241
  Other comprehensive loss
     Unrealized loss on available-for-sale marketable
      securities, net of tax................................            --              (5)
                                                                   -------            ----
       Total comprehensive income (loss)....................       $(5,640)           $236
                                                                   =======            ====

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                         (UNAUDITED)
                                                                        QUARTER ENDED
                                                                          JUNE 30,
                                                                  -------------------------
                                                                    2002             2001
                                                                  --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................      $(5,640)         $   241
     Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
     Warrants issued/amortized for services and financing...          458               46
     Amortization of deferred debt offering costs...........          122              122
     Depreciation and amortization..........................        2,146            2,216
     Asset impairment related to restructuring charge.......        2,662               --
     Asset impairment.......................................          535               --
     Write-off of marketable securities available for
      sale..................................................          117               --
     (Increase) Decrease in operating assets
          Accounts receivable...............................       (1,037)             600
          Deferred tax asset................................           --              136
          Receivables and prepaid expenses..................          (73)             737
          Prepaid distribution rights.......................       (1,346)          (1,064)
          Other assets......................................           (5)            (718)
     Increase (Decrease) in operating liabilities
          Accounts payable..................................          184              756
          Deferred revenue, net.............................          (38)             (62)
          Reserve for chargebacks/credits...................          (87)             (41)
          Accrued restructuring cost........................           77               --
          Other accrued liabilities.........................          878             (718)
                                                                  -------          -------
               NET CASH PROVIDED BY (USED IN) OPERATING
                 ACTIVITIES.................................       (1,047)           2,251
                                                                  -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture....................         (218)            (675)
     Purchase of subscriber base............................           --             (500)
                                                                  -------          -------
          NET CASH USED IN INVESTING ACTIVITIES.............         (218)          (1,175)
                                                                  -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations..................         (428)            (540)
     Payment (Borrowing) of related party notes
      payable/receivable....................................            2              (40)
     Decrease in note payable...............................       (2,000)          (2,000)
     Increase in debt offering costs........................         (225)              --
     Issuance of common stock...............................          111              110
     Issuance of redeemable Class A preferred stock.........        2,750               --
                                                                  -------          -------
          NET CASH (USED IN) PROVIDED BY FINANCING
            ACTIVITIES......................................          210           (2,470)
                                                                  -------          -------
NET DECREASE IN CASH........................................       (1,055)         $(1,394)
CASH AND CASH EQUIVALENTS, beginning of period..............        5,798            8,667
                                                                  -------          -------
CASH AND CASH EQUIVALENTS, end of period....................      $ 4,743          $ 7,273
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-K.

The results of operations for the three-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. ("the Company" or "New Frontier Media") and its wholly owned subsidiaries Colorado Satellite Broadcasting, Inc. d/b/a The Erotic Networks ("CSB" or "TEN") and Interactive Gallery, Inc. ("IGI").

BUSINESS

New Frontier Media is a publicly traded holding company for its operating subsidiaries. TEN is a leading provider of adult programming to multi-channel television providers and low powered direct-to-home C-Band households. Through its six networks--Pleasure, TeN, ETC, Extasy, True Blue and X-Cubed--TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult customers. IGI is a leading aggregator and reseller of adult content via the Internet. IGI aggregates adult-recorded video, live-feed video and still photography from adult content studios and distributes it via its membership websites and Pay-Per-View feeds. In addition, IGI resells its aggregated content to third party web masters and resells its Internet traffic that does not convert into memberships.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by management in several areas, including, but not limited to, the realizability of accounts receivable, the valuation of chargebacks and reserves, the valuation allowance associated with deferred income tax assets and the expected useful life and valuation of our prepaid distribution rights. Actual results could differ materially from these estimates.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In April 2002, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and amends FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes that this statement will not have a significant impact on its results of operations or financial position upon adoption.

In July 2002, The Financial Accounting Standards Board ("FASB") Issued Statement 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is still assessing this new standard but does not believe that it will have a material effect on its results of operations or financial condition upon adoption.

NOTE 2 -- EARNINGS (LOSS) PER SHARE

The components of basic and diluted earnings per share are as follows (in 000s):

                                                                      QUARTER ENDED
                                                                         JUNE 30,
                                                                  ----------------------
                                                                    2002          2001
                                                                  --------      --------
Net income (loss)...........................................      $(5,640)      $   241
                                                                  =======       =======
Average outstanding shares of common stock..................       21,259        21,044
Dilutive effect of Warrants/Employee Stock Options..........           --         2,111
                                                                  -------       -------
Common stock and common stock equivalents...................       21,259        23,155
                                                                  =======       =======

Approximately 631,000 options and warrants were excluded from the calculation of diluted earnings per share for the quarter ended June 30, 2002. Inclusion of these options and warrants, due to the Company reporting a net loss during the period, would be antidilutive.

NOTE 3 -- SHAREHOLDERS' EQUITY

During the quarter, the Company issued 75,900 shares of common stock upon the exercise of compensatory options.

NOTE 4 -- STOCK OPTIONS AND WARRANTS

As of June 30, 2002, the Company had granted 280,000 options from the 2001 Incentive Stock Option Plan, 2,969,500 options from the 2000 Millenium Stock Option Plan, 1,607,950 options from the 1999 Incentive Stock Option Plan and 843,000 options from the 1998 Stock Option Plan.

The Company grants warrants to consultants for services provided allowing them to purchase common stock of New Frontier Media. During the quarter ended June 30, 2002, 50,000 warrants valued at $72,000 were issued.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 5 -- SEGMENT INFORMATION

For internal reporting purposes, the Company has two reportable segments:
1) Subscription/Pay-Per-View TV and 2) Internet Group.

The following tables represent unaudited financial information by reportable segment (in thousands):

                                                                           QUARTER ENDED
                                                                             JUNE 30,
                                                                  -------------------------------
                                                                     2002                2001
                                                                  -----------         -----------
NET REVENUE
     Subscription/Pay-Per-View TV...........................          7,031               6,993
     Internet Group.........................................          2,566               7,950
     Corporate Administration...............................             --                  31
                                                                    -------             -------
          Total.............................................          9,597             $14,974
                                                                    =======             =======
SEGMENT PROFIT (LOSS)
     Subscription/Pay-Per-View TV...........................          1,609               1,227
     Internet Group.........................................         (4,139)              1,290
     Corporate Administration...............................         (3,110)             (2,109)
                                                                    -------             -------
          Total.............................................         (5,640)            $   408
                                                                    =======             =======
INTEREST INCOME
     Subscription/Pay-Per-View TV...........................             --                   1
     Internet Group.........................................              1                   2
     Corporate Administration...............................             18                  64
                                                                    -------             -------
          Total.............................................             19                  67
                                                                    =======             =======
INTEREST EXPENSE
     Subscription/Pay-Per-View TV...........................             37                  65
     Internet Group.........................................             72                 114
     Corporate Administration...............................            486                 351
                                                                    -------             -------
          Total.............................................            595                 530
                                                                    =======             =======
DEPRECIATION AND AMORTIZATION
     Subscription/Pay-Per-View TV...........................          1,360               1,353
     Internet Group.........................................            782                 860
     Corporate Administration...............................              4                   3
                                                                    -------             -------
          Total.............................................          2,146               2,216
                                                                    =======             =======

                                                                  (UNAUDITED)
                                                                   JUNE 30,            MARCH 31,
                                                                     2002                2002
                                                                  -----------         -----------
IDENTIFIABLE ASSETS
     Subscription/Pay-Per-View TV...........................        $28,855             $27,334
     Internet Group.........................................          7,196              11,029
     Corporate Administration...............................         27,619              29,118
     Eliminations...........................................        (19,386)            (19,349)
                                                                    -------             -------
          Total.............................................        $44,284             $48,132
                                                                    =======             =======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- MAJOR CUSTOMER

The Company's major customer (revenues in excess of 10% of total sales) is EchoStar Communications Corporation ("EchoStar"). EchoStar is included in the Subscription/Pay-Per-View TV Segment. Revenue from EchoStar's DISH Network as a percentage of total revenues for the quarters ended June 30 are as follows:

                                                                          2002               2001
                                                                      ------------       ------------
            EchoStar...........................................           36%                23%

At June 30, 2002 and March 31, 2002, accounts receivable from EchoStar was approximately $3,414,000 and $2,264,000, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. The loss of its significant customer could have a materially adverse effect on the Company's business, operating results or financial condition.

NOTE 7 -- NOTES PAYABLE

Notes payables consisted of the following:

                                                                   (UNAUDITED)
                                                                     JUNE 30,         MARCH 31,
                                                                       2002              2002
                                                                   ------------       ----------
  Unsecured note payable was bearing interest at 15% per
     annum. The principal was payable in cash on January 16,
     2003. Interest was payable at the option of the Holder
     in cash or stock on a quarterly basis, in arrears,
     commencing May 1, 2001.................................           --             $  250,000

  Unsecured note payable was bearing interest at 15% per
     annum. The principal was payable in cash on January 30,
     2003. Interest was payable at the option of the Holder
     in cash or stock on a quarterly basis, in arrears,
     commencing May 1, 2001.................................           --                250,000

  Unsecured note payable was bearing interest at 15% per
     annum. The principal was payable in cash on February 2,
     2003. Interest was payable at the option of the Holder
     in cash or stock on a quarterly basis, in arrears,
     commencing May 1, 2001.................................           --                500,000

  Unsecured note payable was bearing interest at 12% per
     annum. The principal was payable in cash on or before
     December 17, 2002. Interest was paid on the outstanding
     principal amount on a monthly basis on or before the
     fifth day of each month................................           --             $2,000,000
                                                                    ----------        ----------

                                                                       --              3,000,000
                                                                    ----------        ----------

  Less current portion......................................           --              3,000,000
                                                                    ----------        ----------

          Long-term portion.................................        $  --             $   --
                                                                    ==========        ==========

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- RESTRUCTURING EXPENSES

During the fourth quarter of fiscal 2002, the Company recorded restructuring expenses in connection with its decision to consolidate the Internet Group's engineering, web production, sales and marketing departments to the Company's Boulder, Colorado location and the elimination of its customer service department due to the outsourcing of its credit card processing functions.

During the quarter ended June 30, 2002, the Company adopted a restructuring plan with respect to the Internet Group's data center facility. The Company intends to close the Internet Group's in-house data center in Sherman Oaks, California and outsource the management of its servers, bandwidth and content delivery to a third party managed service provider. The Company believes that it is more cost efficient to outsource these functions due to the excess capacity currently available within these third party facilities. The Internet Group expects to have its technical infrastructure fully outsourced by the end of the third quarter of its fiscal year ended March 31, 2003.

Total restructuring charges of $3.0 million related to this plan were recorded during the quarter ended June 30, 2002, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.3 million related to the data center space in Sherman Oaks that the Company is attempting to sublet and $2.7 million of expenses related to excess computer equipment.

                                                                     SEVERANCE AND
                                          ASSET         EXCESS        TERMINATION      WIND
              (IN 000S)                IMPAIRMENT    OFFICE SPACE      BENEFITS        DOWN      TOTALS
              ---------                ----------    ------------    -------------     ----      ------
Fiscal Year 2002 Provision...........    $1,087         $1,235           $822         $  14      $3,158
Fiscal Year 2002 Provision
Activity.............................    (1,087)            --           (207)          (13)     (1,307)
                                         ------         ------           ----         -----      ------
Balance at March 31, 2002............        --          1,235            615             1       1,851
Fiscal Year 2003 Provision...........     2,662            331             28            20       3,041
Fiscal Year 2002 Provision
Activity.............................        --           (150)          (152)           (1)       (303)
Fiscal Year 2003 Provision
Activity.............................    (2,662)            --             --            --      (2,662)
                                         ------         ------           ----         -----      ------
Balance at June 30, 2002.............    $   --         $1,416           $491         $  20      $1,927
                                         ======         ======           ====         =====      ======

NOTE 9 -- CLASS A REDEEMABLE PREFERRED STOCK

As of June 30, 2002, the Company authorized a series of shares of 2 million Class A Redeemable Preferred Stock, par value $2 per share, of which 1.875 million shares are outstanding. The outstanding preferred stock was issued in May and June of 2002 in exchange for outstanding notes payable owed by the Company and working capital.

Holders of the Class A Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of 15.5% per annum per share payable in quarterly or monthly installments. Such dividends have preference over all other dividends of stock issued by the Company. The dividends have been reported as interest expense. Shares are subject to mandatory redemption on or before January 2, 2004 at a redemption price of face value plus accrued dividends. Prior to such date and so long as such mandatory redemption obligations have not been discharged in full, no dividends may be paid or declared upon the Common Stock, or on any other capital stock ranking junior to or in parity with such Class A Redeemable Preferred Stock. Under certain circumstances, the Company may redeem the stock, in whole or in part, prior to the mandatory redemption date. The Company is not entitled to issue any class of stock that will in effect reduce the value or security of the Class A Preferred. Each share of preferred shall have the right to vote together with the holders of the Company's Common stock on a one vote per share basis (and not as a separate class) on all matters presented to the holders of the Common Stock.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company recorded the Class A Redeemable Preferred Stock at its redemption value of $3.75 million. The preferred stock is subject to full or partial early redemption at the option of the holder if the Company experiences a change in control as defined as (i) a replacement of more than one-half of the members of the Company's board of directors which is not approved by a majority of those individuals who are members of the board of directors on the date of the issuance of the preferred (or by those individuals who are serving as members of the board of directors on any date whose nomination to the board of directors was approved by a majority of the members of the board of directors who are members on the date of the issuance of the preferred), (ii) the merger of the Company with or into another entity that is not wholly owned by the Company, consolidation or sale of all or substantially all of the assets of the Company in one or a series of related transactions, or (iii) the execution by the Company of an agreement to which the Company is a party or by which it is bound, providing for any of the events set forth in (i) or (ii).

NOTE 10 -- RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement requires that goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, not be amortized. Effective in the first quarter of the current year, goodwill and intangible assets with indefinite lives are no longer being amortized, but are being tested for impairment using the guidance for measuring impairment set forth in this statement. As of June 30, 2002, the Company has not yet determined what the effect of these tests will be on the financial statements.

The following presents a comparison of net (loss) earnings and (loss) earnings per share for the three months ended June 30, 2002 to the respective adjusted amounts for the three months ended June 30, 2001 that would have been reported had SFAS No. 142 been in effect during the prior year.

                                                   JUNE 30, 2002       JUNE 30, 2001
                                                   -------------       -------------
                                                    (UNAUDITED)         (UNAUDITED)
Reported net (loss) earnings................          $(5,640)            $   241
Goodwill amortization.......................               --                 159
                                                      -------             -------
Adjusted net (loss) earnings................          $(5,640)            $   400
                                                      =======             =======
Net (loss) earnings per share--basic/diluted
  Reported net (loss) earnings..............          $  (.27)            $   .01
  Goodwill amortization.....................               --                 .01
                                                      -------             -------
     Adjusted net (loss) earnings per
       share--basic/diluted.................          $  (.27)            $   .02
                                                      =======             =======

The components of other intangible assets are as follows (in 000s):

                                          JUNE 30, 2002
                                           (UNAUDITED)                   MARCH 31, 2002
                                  -----------------------------   -----------------------------
                                  GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
  AMORTIZED INTANGIBLE ASSETS         AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
  ---------------------------     --------------   ------------   --------------   ------------
URLs............................      3,581           1,776           4,713           2,138

Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be approximately $691,000 in 2003, $689,000 in 2004, $556,000 in 2005, $54,000 in 2006, and $2,000 in 2007.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement has been adopted by the Company and had no impact on the financial statements.

NOTE 11 -- ASSET IMPAIRMENT CHARGES

During the first quarter of fiscal year 2003, the Company recognized impairment losses on certain URLs of approximately $535,000 in connection with the Internet Group. Management identified certain conditions including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to certain of the Company's URLs as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of IGI, ITN, and CTI. The Company revised its projections and determined that the projected results would not fully support the future amortization of the URLs associated with IGI, ITN, and CTI. In accordance with the Company's policy, management assessed the recoverability of the URLs using a cash flow projection based on the remaining amortization period of four years. Based on this projection, the cumulative cash flow over the remaining amortization period was insufficient to fully recover the intangible asset balance.

The Corporation follows the provisions of Statement of Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles. The Corporation reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Corporation recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets.

NOTE 12 -- LEGAL PROCEEDINGS

On March 20, 2002, Mr. Edward Bonn and Bradley A. Weber attempted to remove Mark Kreloff as CEO and appoint a special committee headed by Mr. Bonn to operate the Company while a search was conducted for a new CEO. The Company's Board rejected Messrs. Bonn's and Weber's proposal and instead, on March 29, 2002, established the Special Committee to investigate, among other things, the activities of Messrs. Bonn and Weber relating to their prior management of Interactive Gallery, Inc. ("IGallery"), the Company's Internet subsidiary, and whether, by their actions, Messrs. Bonn and Weber triggered the Company's Rights Plan (also known as a poison pill). On May 28, 2002, following a two-month thorough investigation by the Special Committee, the Company filed a 13-Count Complaint in the Superior Court of the State of California for the County of Los Angeles against: (i) Mr. Bonn and Mr. Weber; (ii) Jerry D. Howard, the former Chief Financial Officer of IGallery, Interactive Telecom Network, Inc. ("ITN") and Card Transactions, Inc. ("CTI"); (iii) Response

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Telemedia, Inc. ("RTI"), a California corporation owned by Mr. Bonn; and (iv) BEF LLC and Beacon Ocean LLC, Messrs. Bonn's and Weber's family trusts, respectively.

The Complaint's allegations arise, in part, out of the Company's purchase of 100 percent of the issued and outstanding shares of IGallery and ITN and 90 percent of the issued and outstanding shares of CTI from defendants Bonn, Weber, and Howard on October 27, 1999. The Complaint alleges that, from early 1999 to the date of the closing, defendants Bonn, Weber, and Howard knowingly made material misrepresentations or omissions regarding IGallery's business and business practices, financial results and prospects, its average customer subscription rates, the amount of its payments to webmasters, its use of overseas "aggressive" credit card processors and the significant deficiencies in its computerized payment-tracking system for the purpose of inducing the Company to purchase the defendants' stock holdings of IGallery, ITN and CTI.

The Complaint also alleges that, subsequent to the Company's purchase of IGallery, ITN and CTI on October 27, 1999, Messrs. Bonn, Weber and Howard (as directors and/or officers) each breached their fiduciary duties owed to the Company, IGallery, ITN and CTI. Specifically, the Complaint alleges that Messrs. Bonn, Weber and Howard grossly mismanaged IGallery, ITN and CTI and concealed marketing, operational and financial information that would have allowed the Company to detect such mismanagement, including IGallery's difficulty in attracting new customers at the full membership rate, IGallery's substantial payments to its top webmasters, which significantly exceeded the revenues generated by such payments, and IGallery's failure to implement basic management controls to trace revenue streams or to document the profitability of webmaster relationships. The Complaint also alleges that Messrs. Bonn, Weber and Howard engaged in self-dealing transactions that benefited themselves and Mr. Bonn's company, RTI, at the expense of the Company. In July 2001, when Messrs. Bonn, Weber and Howard resigned from their positions at IGallery, ITN and CTI, the Company was able to gain access to the books and records of IGallery, ITN and CTI and began to uncover the facts underlying the allegations of the Complaint. The Company had previously been unable to gain access to the books and records of IGallery, ITN and CTI because, in connection with their acquisition, the Company had contractually agreed to allow Messrs. Bonn and Weber to manage these subsidiaries and Messrs. Bonn, Weber and Howard consistently used their positions as senior management of these subsidiaries to thwart the Company's efforts to gain access to the subsidiaries' books and records. The impact of Messrs. Bonn's, Weber's and Howard's alleged behavior was such that, had the Company been aware of the defendants' alleged misrepresentations and omissions regarding IGallery, the Company would not have acquired IGallery, ITN and CTI in October of 1999. In addition, the defendants' actions are alleged to have resulted in a waste of Company assets because, among other things, millions of dollars were spent on unprofitable webmaster relationships and Company funds were diverted to entities controlled by Mr. Bonn which had no relationship to the Company. Accordingly, the Complaint seeks rescission of the purchase of IGallery, ITN and CTI as well as monetary damages in an amount to be proven at trial.

Mr. Bonn, Mr. Weber and Mr. Howard have filed answers denying the allegations contained in the Complaint and cross-complaints against the Company seeking that the Company indemnify them against the claims alleged in the Complaint. The cross-complaints also seek unspecified monetary damages from the Company, alleging that the Company breached its employment agreements with Messrs. Bonn, Weber and Howard by terminating their employment on May 28, 2002, and in the case of Mr. Weber, that the Company wrongfully terminated his stock options. On June 12, 2002, Messrs. Bonn and Weber filed an Application for a Temporary Restraining Order and Preliminary Injunction to restrain the Company from reformatting hard drives of two dozen Pentium I computers which the Company intended to donate to charity. On June 20, 2002 the Court approved a Stipulation in which Messrs. Bonn and Weber agreed to vacate the Temporary Restraining Order and withdrew their Application for a Preliminary Injunction.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- SUBSEQUENT EVENTS

EMPLOYMENT CONTRACT

In August 2002, the Company entered into an employment contract with the Company's Chief Financial Officer. This employment contract expires in March 2004.

Commitments under this obligation are as follows:

              Year Ended March 31,

              2003  105,200
              2004  157,800

If the Company experiences a change in control (as defined in Note 9), the executive may terminate her employment, or if the executive is terminated without cause within six months of the change in control, the executive is entitled to: (i) all accrued obligations; (ii) all base salary for the duration of the employment period or for one year, whichever is less; and (iii) the amount of bonus, if any, paid to the executive for the fiscal year preceding the change of control.

LEGAL PROCEEDINGS

In August 2002, the Company filed an Amended Reply in New Frontier Media, Inc., et al. vs. Edward J. Bonn, et al. (Superior Court of the State of California for the County of Los Angeles, Case No. BC 274573) disclosing that the Company had recently discovered additional evidence of alleged fraud committed by Defendants Edward J. Bonn and Bradley A. Weber based on transfers of IGI's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. These statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully manage our credit card chargeback and credit percentage in order to maintain our ability to accept credit cards as a form of payment for our products and services; 2) our ability to compete effectively with our primary Cable/DBS competitor; 3) our ability to compete effectively with our Internet competitors; 4) our ability to retain our major customer which accounts for 36% of our total revenue; and 5) our ability to retain our key executives.

The following table reflects the Company's results of operations for the quarters ended June 30, 2002 and 2001.

                             RESULTS OF OPERATIONS

                                                                      (IN MILLIONS)
                                                                      QUARTER ENDED
                                                                        JUNE 30,
                                                                -------------------------
                                                                  2002             2001
                                                                --------         --------
NET REVENUE
Subscription/Pay-Per-View TV
     Cable/DBS............................................         5.0              4.5
     C-Band...............................................         2.0              2.5
Internet Group
     Net Membership.......................................         1.7              5.3
     Sale of Content......................................         0.4              0.6
     Sale of Traffic......................................         0.5              1.9
     Other................................................         0.0              0.1
                                                                 -----            -----
     TOTAL................................................         9.6             14.9
                                                                 =====            =====
COST OF SALES
Subscription/Pay-Per-View TV..............................         3.4              3.2
Internet Group............................................         1.8              4.0
                                                                 -----            -----
     TOTAL................................................         5.2              7.2
                                                                 =====            =====
OPERATING INCOME (LOSS)
Subscription/Pay-Per-View TV..............................         1.6              1.3
Internet Group............................................        (0.5)             1.4
Restructuring Expense.....................................        (3.0)             0.0
Asset Impairment Expense..................................        (0.5)             0.0
Corporate Administration..................................        (2.5)            (1.8)
                                                                 -----            -----
     TOTAL................................................        (4.9)             0.9
                                                                 =====            =====

NET REVENUE

Net revenue for the Company was $9.6 million for the quarter ended June 30, 2002 as compared to $14.9 million for the quarter ended June 30, 2001, representing a decrease of 36%. The decrease in net revenue for the quarter is due to a 67% decrease in net revenue generated by the Internet Group. Net revenue for the Internet Group declined from $7.9 million as of the quarter ended June 30, 2001 to $2.6 million for the quarter ended June 30, 2002. Revenue from the Subscription/PPV TV Group was $7.0 million for both quarters ended June 30, 2002 and 2001, respectively. Revenue from the Internet Group declined from 53% of total net revenue to 27% of total net revenue for the Company.

OPERATING INCOME (LOSS)

Operating income for the Company decreased to a loss of $4.9 million for the quarter ended June 30, 2002 from operating income of $0.9 million for the quarter ended June 30, 2001. The decrease in operating income for the Company is due to a decrease in operating income generated by the Internet Group, a $3.0 million restructuring charge taken during the quarter ended June 30, 2002 related to closing the Internet Group's data center facility, and a $0.5 asset impairment charge for the writedown of certain Internet Group URLs. The Internet Group's operating income declined from income of $1.4 million for the quarter ended June 30, 2001, to an operating loss of $0.5 million for the quarter ended June 30, 2002.

                    SUBSCRIPTION/PAY-PER-VIEW (PPV) TV GROUP

The following table outlines the current distribution environment and addressable households for each network:

                                            ESTIMATED ADDRESSABLE HOUSEHOLDS
                                           ----------------------------------
                                                     (IN THOUSANDS)
                                             AS OF       AS OF
                                           JUNE 30,    JUNE 30,
    NETWORK         DISTRIBUTION METHOD      2002        2001       % CHANGE
    -------         -------------------    ---------   ---------   ----------
Pleasure          Cable/DBS                  8,000      18,200        -56%
TeN               Cable/DBS                  8,800       6,500         35%
ETC               Cable/DBS                  3,900       3,200         22%
Video On Demand   Cable                      1,600         300        433%
Extasy            C-band/Cable/DBS           8,200       3,900        110%(1)
True Blue         C-band                       700       1,000        -30%(1)
X-Cubed (2)       C-band                       700       1,000        -30%(1)
TOTAL ADDRESSABLE SUBSCRIBERS               31,900      34,100

(1) % change gives effect to a 30% decline in the C-band market's total addressable households. Total addressable C-Band households declined from
    1.0 million as of June 30, 2001 to 700,000 as of June 30, 2002.

(2) This network was formerly known as GonzoX. The network was renamed X-Cubed in May 2001.

NET REVENUE

Total net revenue for the Subscription/PPV TV Group was $7.0 million for both quarters ended June 30, 2002 and 2001. Of total net revenue, C-Band net revenue was $2.0 million for the quarter ended June 30, 2002 as compared to $2.5 million for the quarter ended June 30, 2001, representing a decrease of 20%. Revenue from the Group's Cable/DBS services for the quarter ended June 30, 2002 was $5.0 million as compared to $4.5 million for the quarter ended June 30, 2001, an increase of 11%. Revenue from the Group's Cable/DBS services is responsible for 71% of the Group's total net revenue for the quarter ended June 30, 2002, as compared to 64% for the quarter ended June 30, 2001.

The decrease in C-Band revenue for the quarter ended June 30, 2002 is due to the continued decline of the C-Band market as consumers convert from C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has decreased 30% since June 30, 2001, from 1.0 million addressable subscribers to 0.7 million addressable subscribers as of June 30, 2002. In addition, the Subscription/PPV TV Group terminated its third party C-Band distributor contracts during the past year because the contracts were no longer favorable to the Group. Much of the decline in the C-Band revenue is attributable to these contract terminations.

The increase in Cable/DBS revenue is a result of the following changes in product mix as described in more detail below: 1) an increase in revenue from the Extasy network, 2) a decrease in revenue from the Pleasure network which was offset entirely by an increase in revenue from the Group's Video-on-Demand ("VOD") services, 3) a decrease in revenue from the TeN network, and 4) the addition of a new revenue stream from product advertising on the Group's networks.

As of June 30, 2002, Extasy was available to 7.5 million Cable/DBS addressable subscribers up from 2.9 million addressable subscribers as of June 30, 2001, an increase of 159%. The majority of this increase is due to EchoStar Communication Corporation's DISH network ("DISH") moving the Extasy network from its satellite at 110 degrees, where it has resided since its launch on DISH, to its satellite at 119 degrees. DISH's satellite at 119 degrees is viewed by nearly double the number of addressable subscribers than its satellite at 110 degrees. This change in satellite location, coupled with an increase in the retail price for PPV and subscription transactions that was implemented by DISH in September 2001, increased revenue from the Extasy network by 46% quarter over quarter.

Pleasure was available to 8.0 million addressable subscribers as of June 30, 2002, representing a 56% decline from 18.2 million subscribers as of June 30, 2001. This decrease in addressable subscribers is a result of disaffiliations by DISH and Hughes Electronic Corporation's DirecTV ("DirecTV") that occurred during the prior fiscal year when both companies decided to increase the number of partially edited services on their platforms and decrease the number of "most edited"services. The decrease in revenue from the Pleasure network was offset by an increase in revenue from the Subscription/PPV TV Group's VOD services which are provided to cable operators in both its Pleasure and TeN editing formats. The Group is currently the exclusive provider of adult content for Time Warner Cable's ("Time Warner") VOD service and has added new VOD distribution with Charter Communication, Inc. ("Charter") during the quarter ended June 30, 2002. As of June 30, 2002, the Group's VOD service was available to 1.6 million Time Warner and Charter addressable households, up from 0.3 million as of June 30, 2001.

Revenue from the Group's TeN network has declined due to a 37% year over year decrease in the number of monthly and annual DISH subscribers. This decline in subscribers has been ongoing since DISH converted TeN to a PPV service in 1999. In addition, PPV buys for TeN on the DISH platform have declined 34% year over year due to the addition of a competing network of the same editing standard that was added to the DISH platform in September 2001.

The Subscription/PPV TV Group added a new revenue stream during the fourth quarter of its fiscal year ended March 31, 2002, related to the advertising of adult lifestyle products on its networks and the selling of traditional "spot"advertising. The Group partners with third parties for the sale and fulfillment of these adult lifestyle products. The Group's in-house promotions department creates the interstitial content advertising the product and shares in any revenue generated by the advertisement of the product on its networks. This revenue stream now accounts for 7% of the Subscription/PPV TV Group's total Cable/DBS revenue.

COST OF SALES

Cost of sales for the Subscription/PPV TV Group was $3.4 million, or 49% of revenue, for the quarter ended June 30, 2002, as compared to $3.2 million, or 46% of revenue, for the quarter ended June 30, 2001, an increase of 6%.

Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, amortization of content licenses, and the Subscription/PPV TV Group's in-house call center operations.

The increase in cost of sales year over year is due to: a) an increase in the amortization of the Group's content licenses and b) an increase in costs associated with the digital broadcast center as the Group has added additional functionalities and redundancies. These increases were offset by declines in the Group's transponder and call center operation costs.

OPERATING INCOME

Operating income for the Subscription/PPV TV Group for the quarter ended June 30, 2002 was $1.6 million as compared to operating income of $1.3 million for the quarter ended June 30, 2001, an increase of 23%.

The increase in operating income for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001 is due to a 20% decline in operating expenses year over year. Operating expenses as a percentage of revenue declined from 36% of revenue as of the quarter ended June 30, 2001 to 29% of revenue for the quarter ended June 30, 2002.

The decrease in operating expenses is due to a decline in advertising and trade show costs as compared to a year ago, as well as to a decrease in bad debt expense related to the C-Band distributor contracts. In addition, due to an accounting pronouncement change, goodwill and intangible assets with indefinite lives are no longer required to be amortized and are, instead, tested for impairment on an annual basis using the guidance for measuring impairment as set forth in SFAS 142, "Goodwill and Other Intangible Assets". Goodwill amortization was $159,000 for the quarter ended June 30, 2001.

                                 INTERNET GROUP
NET REVENUE

Total net revenue for the Internet Group was $2.6 million for the quarter ended June 30, 2002, as compared to $7.9 million for the quarter ended June 30, 2001, representing a decrease of 67%. The Internet Group's revenue is comprised of membership revenue from its consumer-based web sites, revenue from the sale of its content feeds, and revenue from the sale of exit traffic.

Net membership revenue for the Internet Group was $1.7 million for the quarter ended June 30, 2002, as compared to net membership revenue of $5.3 million for the quarter ended June 30, 2001, which represents a decrease of 68%. The Internet Group's chargebacks and credits were $69,000, or 4% of gross membership revenue for the quarter ended June 30, 2002, as compared to $0.7 million, or 13% of gross membership revenue for the quarter ended June 30, 2001. The Internet Group has seen a decline in its chargebacks and credits as a percentage of gross membership revenue due to the outsourcing of its credit card processing to a third party whose fraud screening is more rigorous than the Internet Group's own internal fraud controls.

The Internet Group has seen a decline in its membership revenue as a result of a decrease in traffic to its sites. This decrease in traffic to the Internet Group's sites during the quarter ended June 30, 2002 is primarily due to changes made to the Internet Group's traffic acquisition model. The Internet Group changed its traffic acquisition model during the quarter ended June 30, 2001 to compensate an affiliated webmaster for traffic directed to the Internet Group's web sites only upon the conversion of a referral into a paying member. Prior to this change, the Group was paying for traffic based upon the amount of traffic directed to the Group's web sites, regardless of whether this traffic resulted in a paying member. This change in the Group's traffic acquisition model has resulted in an 89% decline in webmaster payouts for the quarter ended June 30, 2002, while net membership revenue declined 68% during the same period. The Internet Group has no plans to increase its traffic acquisition costs in future periods in order to attract traffic to its web sites. Instead, marketing efforts will focus on cross selling the Internet Group's flagship website, www.ten.com, on the Subscription/PPV TV Group's networks, search engine optimization techniques, and revenue sharing agreements with portals and third party gatekeepers in order to gain direct access to consumers in search of adult entertainment. This effort to create partnerships with portals and third party gatekeepers is essentially a duplication of the Subscription/PPV TV Group's model for the Internet.

The decline in membership revenue is also attributable to the Internet Group decreasing the retail price of its flagship web site, www.ten.com, from $29.95 to $14.74 during the quarter ended December 31, 2001. This price change was predicated upon the belief that the Internet Group's web sites must be more competitive with other forms of electronic entertainment, such as pay-per-view movies or monthly subscriptions to HBO or Showtime. The Internet Group has also decreased the number of consumer web sites that it markets from 30 to 10. The decrease in the number of web sites being marketed allows the Internet Group to ensure that the web sites are always updated with new content on a daily/weekly basis while increasing the depth, breadth and relevance of the content included in each web site. Both of these changes (pricing and content relevance) reflect the Internet Group's commitment to improving the consumer experience within its sites and increasing member retention.

Revenue from the Internet Group's sale of content was $0.4 million for the quarter ended June 30, 2002, as compared to $0.6 million for the quarter ended June 30, 2001, representing a decrease of 33%. This decrease in revenue from the sale of content was due to a softening in the demand for its content by third-party webmasters. The Internet Group has begun to focus more effort on this revenue stream by hiring a new sales team, establishing a fixed matrix of retail pricing for its products, creating new content products to market, and by establishing a billing and collections process that ensures pre-payment for products.

Revenue is earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to affiliate webmaster marketing programs, monetizing foreign traffic via international dialer companies, marketing affiliated webmaster sites through the Internet Group's double opt-in email list, and by directing traffic to its pay-per-click ("PPC") search engine, www.sexfiles.com. Revenue from sale of traffic was $0.5 million for the quarter ended June 30, 2002, as compared to $1.9 million for the quarter ended June 30, 2001, which represents a decrease of 74%. The Internet Group's revenue from sale of traffic has decreased year over year because of a decline in overall traffic purchased by the Internet Group under its new traffic acquisition model. The decline in traffic to the Internet Group's web sites results in less traffic available to sell both domestically and internationally. Revenue from the international sale of traffic was 43% and 47% of total sale of traffic revenue for the quarters ended June 30, 2002 and 2001, respectively.

The Internet Group has changed its methodology for monetizing the exit traffic from its sites (i.e., traffic that comes through its web sites and does not convert into a paying member) since the quarter ended June 30, 2001. Instead of selling its traffic to affiliated webmasters it now directs these exiting consumers to its own PPC search engine. The PPC search engine allows the Internet Group to monetize its exit traffic by auctioning off keyword searches to advertisers that prepay for placement within the search engine. This results in a pure market model for the advertiser. The more the advertiser bids for the keyword, the higher their site is shown in the list of search results returned to the consumer. The result for the advertiser is qualified traffic that is more likely to convert into a paying member, while the consumer gets immediate access to relevant results. The Internet Group began beta testing its PPC engine during the quarter ended June 30, 2002.

In addition to revenue from its PPC search engine, the Internet Group expects that its sale of traffic revenue will include revenue from the marketing of its double opt-in email program for the fiscal year ended March 31, 2003. The Internet Group has hired a sales team that is dedicated to this revenue stream. Revenue is earned by selling email campaigns to customers that are marketed to the Group's 3.2 million opt-in email users. Email campaigns can be sold on a cost-per-click or cost-per-acquisition basis with customers purchasing a dedicated emailer where only their sites are included or a composite emailer where their sites are included with others. Currently, the Internet Group relies on a third party to manage its email campaigns. The Internet Group is working towards bringing this process in-house during the current fiscal year in order to decrease the cost associated with this revenue stream and increase its profit margin.

COST OF SALES

Cost of sales for the Internet Group was $1.8 million for the quarter ended June 30, 2002, as compared to $4.0 million for the quarter ended June 30, 2001, representing a decrease of 55%. Cost of sales consists of expenses associated with credit card fees, merchant banking fees, bandwidth, membership acquisition costs (purchase of traffic), web site content costs, and depreciation of assets.

Cost of sales was 69% and 51% of total net revenue for the quarters ended June 30, 2002 and 2001, respectively.

More than 70% of the traffic to the Internet Group's web sites used to be acquired through affiliate programs marketed to webmasters. These programs compensated webmasters for traffic referrals to the Internet Group's web sites. A webmaster would be paid a fee of $25 - $45 per referral that resulted in a monthly membership to one of the Internet Group's web sites. The Internet Group no longer actively markets any traffic acquisition programs. The Internet Group's traffic acquisition costs also include payments made to affiliated webmasters for the acquisition of email addresses as part of its opt-in email program. The Internet Group discontinued paying for the acquisition of email addresses during the quarter ended June 30, 2002.

As a result of these changes, the Internet Group's traffic acquisition costs were $0.2 million, or 8% of net revenue, as of the quarter ended June 30, 2002, as compared to $1.9 million, or 24% of net revenue, for the quarter ended June 30, 2001, representing a decrease of 89%.

Merchant banking fees, including fees for credits and chargebacks, were 17% of net membership revenue for the quarter ended June 30, 2002 as compared to 13% for the quarter ended June 30, 2001. The increase in merchant banking fees as a percentage of net membership revenue is due to the outsourcing of the Internet Group's credit card processing and customer service functions. This increase in merchant banking fees as a percentage of net membership revenue is offset by the decrease in payroll associated with the termination of its in-house customer service function.

Operational expenses, which include depreciation and amortization of Internet equipment, were $0.9 million and $0.8 million for the quarters ended June 30, 2002 and 2001, respectively. Most of these costs are non-cash and relate to the operation of the Internet Group's data center facility. During the quarter ended June 30, 2002, the Company decided to close the Internet Group's data center and outsource the management of its servers and bandwidth to a co-location facility (see "Restructuring Expenses").

OPERATING INCOME (LOSS)

Operating income (loss) for the Internet Group was a loss of $0.5 million for the quarter ended June 30, 2002 as compared to operating income of $1.4 million for the quarter ended June 30, 2001, representing a decrease of 136%. Operating expenses were 50% and 32% of net revenue for the quarters ended June 30, 2002 and 2001, respectively. Total operating expenses decreased 48% from the quarter ended June 30, 2001.

The decrease in operating expenses for the quarter ended June 30, 2002 is due to a decrease in payroll, benefit, and facility costs in the amount of $0.8 million as a result of the restructuring of the customer service, marketing, sales and engineering operations concluded during the fourth quarter of the fiscal year ended March 31, 2002, a decrease in trade show and advertising costs, and a decrease in legal costs year over year.

As part of its lawsuit filed against Edward Bonn, Bradley Weber, Jerry Howard, and Response Telemedia, Inc. (see "Legal Proceedings") the Company is seeking rescission of the acquisition of the Internet Group and the return of the 6 million shares of the Company's common stock issued as consideration in the acquisition. Should the Company be successful in the rescission of this deal, it does not expect that the rescission would have a material effect on its results from operations since the Internet Group's revenue is currently generated from products created since the acquisition, including the flagship web site www.ten.com, the PPC engine, and the opt-in email marketing program.

                             RESTRUCTURING EXPENSES

During the quarter ended June 30, 2002, the Company adopted a restructuring plan with respect to the Internet Group's data center facility. The Company intends to close the Internet Group's in-house data center in Sherman Oaks, California and outsource the management of its servers, bandwidth and content delivery to a third party managed service provider. The Company believes that it is more cost efficient to outsource these functions due to the excess capacity currently available within these third party facilities. The Internet Group expects to have its technical infrastructure fully outsourced by the end of the third quarter of its fiscal year ended March 31, 2003.

As a result of these measures the Company expects to save approximately $1.8 million on an annualized basis that will be reflected in its cost of sales. Total restructuring charges of $3.0 million related to this plan were recorded during the quarter ended June 30, 2002, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.3 million related to the data center space in Sherman Oaks that the Company is attempting to sublet and $2.7 million of expenses related to excess computer equipment.

                            ASSET IMPAIRMENT CHARGES

During the first quarter of fiscal year 2003, the Company recognized impairment losses on certain URLs of approximately $535,000 in connection with the Internet Division. Management identified certain conditions including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to the Company's URLs as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of IGI, ITN, and CTI. The Company revised its projections and determined that the projected results would not fully support the future amortization of the URLs associated with IGI, ITN, and CTI. In accordance with the Company's policy, management assessed the recoverability of the URLs using a cash flow projection based on the remaining amortization period of four years. Based on this projection, the cumulative cash flow over the remaining amortization period was insufficient to fully recover the intangible asset balance.

                            CORPORATE ADMINISTRATION

Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc. that are not directly allocable to the Subscription/ PPV TV and Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relations costs, and printing costs associated with the Company's public filings.

Corporate administration expenses were $2.5 million and $1.8 million for the quarters ended June 30, 2002 and 2001, respectively, representing an increase of 39% year over year. The increase in corporate administration expenses for the quarter ended June 30, 2002 is due to the following items: a) an increase in legal fees related to the Company's proxy fight and its lawsuit filed against Edward Bonn, Bradley Weber, Jerry Howard, and Response Telemedia, Inc. (see Legal Proceedings); b) a $0.2 million non-cash consulting expense incurred for warrants to purchase Company stock which were granted to outside consultants; c) an increase in accounting fees related to the proxy fight and the Company's lawsuit referenced in item (a); and d) an increase in insurance and facility expenses.

                                 OTHER EXPENSE

Other expense increased from $0.5 million as of June 30, 2001 to $0.7 million as of June 30, 2002, representing an increase of 40%. This increase is due to an $117,500 write down in value of the Company's investment in Metro Global Media, Inc. ("Metro") stock and the write-off of $187,000 in non-cash debt offering costs related to the early repayment of the Company's debt obligations during the current year quarter.

In July 1999, the Company entered into an agreement with Metro in which it received 250,000 shares of Metro common stock. The market value of this stock on the date of the transaction was $2.47 per share. Subsequent to this agreement the stock was delisted from the NASDAQ. During the quarter ended September 30, 2000, the Company wrote the Metro stock down to a value of $117,500. At that time, Metro was still thinly traded on NASDAQ's over-the-counter market at $0.47 per share. During the quarter ended June 30, 2002, the Metro stock ceased trading and the Company wrote off the remaining value of $117,500.

                        LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended June 30, 2002, cash used in operating activities was $1.0 million and was primarily associated with a net loss of $5.6 million, an increase in accounts receivable of $1.0 million related to the Subscription/PPV TV Group and a $1.3 million increase in prepaid distribution rights related to the Company's licensing of content. This use of cash was offset by a $2.7 million restructuring and impairment charge taken during the quarter ended June 30, 2002 related to closing the Internet Group's data center facility, $2.1 million in depreciation and amortization, $0.5 million related to non-cash expenses from warrants issued to consultants for services and issued as offering costs related to debt obligations repaid during the quarter, and a $0.9 million increase in accrued liabilities.

For the quarter ended June 30, 2001, cash provided by operating activities of $2.3 million was primarily associated with net income of $0.2 million, depreciation and amortization expense of $2.2 million, an increase in accounts payable of $0.8 million, and a decrease in accounts receivable of $0.6 million. This cash provided by operations was offset by a $1.1 million increase in prepaid distribution rights related to the licensing of content, a $0.7 million decrease in accrued expenses, and a $0.7 million increase in other assets.

Cash used in investing activities was $0.2 million for the quarter ended June 30, 2002 compared to cash used in investing activities of $1.2 million for the quarter ended June 30, 2001. Cash used in investing activities for the quarter ended June 30, 2002 was primarily related to the purchase of software licenses, a security system for the Company's new headquarters in Boulder, and minor equipment upgrades to the Subscription/PPV TV Group's digital broadcast facility. Cash used in investing activities for the quarter ended June 30, 2001 was primarily related to $0.5 million paid for the acquisition of the subscriber base of Emerald Media, Inc. by the Subscription/PPV TV Group and $0.7 million related to the build out of office space for the Internet Group, the data center facility and the Boulder, Colorado headquarters.

Cash provided by financing activities was $0.2 million for the quarter ended June 30, 2002, compared to cash used in financing activities of $2.5 million for the quarter ended June 30, 2001. Cash provided by financing activities for the quarter ended June 30, 2002 was related to the issuance of 1.4 million shares of Class A Redeemable Preferred Stock at $2.00 per share. The proceeds from this offering were used to repay $2.0 million of the Company's outstanding notes payable. An additional $1.0 million in debt was converted to 0.5 million shares of Class A Redeemable Preferred Stock during the quarter ended June 30, 2002. The preferred stock pays dividends at 15.5% on a monthly and quarterly basis and is redeemable anytime at the Company's option until January 2004, by which time it must be redeemed. Cash provided by financing activities was offset by $0.4 million in payments made during the quarter on the Company's capital lease obligations.

Cash used in financing activities of $2.5 million for the quarter ended June 20, 2001 was related to the repayment of $2.0 million in principal on the Company's outstanding debt obligations and $0.5 million in payments made on the Company's capital lease obligations.

The Company expects to fund the dividends due on the preferred stock from its cash flows from operations. The Company anticipates funding the redemption of the preferred stock in 2004 from its cash flows from operations or a refinancing of the obligation prior to the redemption. In the event the preferred stock should become due by reason of a change in control occurring at the Company's Annual Meeting of its Shareholders on August 20, 2002, the Company's liquidity and capital resources is likely to be materially and adversely impaired.

If New Frontier Media were to lose its major customer that accounts for 36% of its revenue, its ability to finance its operating requirements would be severely impaired.

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

Interest Rate Sensitivity. As of June 30, 2002, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company's borrowings are at fixed interest rates, limiting the Company's exposure to interest rate risk.

Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

                          PART II -- OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On March 20, 2002, Mr. Edward Bonn and Bradley A. Weber attempted to remove Mark Kreloff as CEO and appoint a special committee headed by Mr. Bonn to operate the Company while a search was conducted for a new CEO. The Company's Board rejected Messrs. Bonn's and Weber's proposal and instead, on March 29, 2002, established the Special Committee to investigate, among other things, the activities of Messrs. Bonn and Weber relating to their prior management of Interactive Gallery, Inc. ("IGallery"), the Company's Internet subsidiary, and whether, by their actions, Messrs. Bonn and Weber triggered the Company's Rights Plan (also known as a poison pill).

On May 28, 2002, following a two-month thorough investigation by the Special Committee, the Company filed a 13-Count Complaint in the Superior Court of the State of California for the County of Los Angeles against: (i) Mr. Bonn and Mr. Weber; (ii) Jerry D. Howard, the former Chief Financial Officer of IGallery, Interactive Telecom Network, Inc. ("ITN") and Card Transactions, Inc. ("CTI");
(iii) Response Telemedia, Inc. ("RTI"), a California corporation owned by Mr. Bonn; and (iv) BEF LLC and Beacon Ocean LLC, Messrs. Bonn's and Weber's family trusts, respectively.

The Complaint's allegations arise, in part, out of the Company's purchase of 100 percent of the issued and outstanding shares of IGallery and ITN and 90 percent of the issued and outstanding shares of CTI from defendants Bonn, Weber, and Howard on October 27, 1999. The Complaint alleges that, from early 1999 to the date of the closing, defendants Bonn, Weber, and Howard knowingly made material misrepresentations or omissions regarding IGallery's business and business practices, financial results and prospects, its average customer subscription rates, the amount of its payments to webmasters, its use of overseas "aggressive" credit card processors and the significant deficiencies in its computerized payment-tracking system for the purpose of inducing the Company to purchase the defendants' stock holdings of IGallery, ITN and CTI.

The Complaint also alleges that, subsequent to the Company's purchase of IGallery, ITN and CTI on October 27, 1999, Messrs. Bonn, Weber and Howard (as directors and/or officers) each breached their fiduciary duties owed to the Company, IGallery, ITN and CTI. Specifically, the Complaint alleges that Messrs. Bonn, Weber and Howard grossly mismanaged IGallery, ITN and CTI and concealed marketing, operational and financial information that would have allowed the Company to detect such mismanagement, including IGallery's difficulty in attracting new customers at the full membership rate, IGallery's substantial payments to its top webmasters, which significantly exceeded the revenues generated by such payments, and IGallery's failure to implement basic management controls to trace revenue streams or to document the profitability of webmaster relationships. The Complaint also alleges that Messrs. Bonn, Weber and Howard engaged in self-dealing transactions that benefited themselves and Mr. Bonn's company, RTI, at the expense of the Company. In July 2001, when Messrs.

Bonn, Weber and Howard resigned from their positions at IGallery, ITN and CTI, the Company was able to gain access to the books and records of IGallery, ITN and CTI and began to uncover the facts underlying the allegations of the Complaint. The Company had previously been unable to gain access to the books and records of IGallery, ITN and CTI because, in connection with their acquisition, the Company had contractually agreed to allow Messrs. Bonn and Weber to manage these subsidiaries and Messrs. Bonn, Weber and Howard consistently used their positions as senior management of these subsidiaries to thwart the Company's efforts to gain access to the subsidiaries' books and records.

The impact of Messrs. Bonn's, Weber's and Howard's alleged behavior was such that, had the Company been aware of the defendants' alleged misrepresentations and omissions regarding IGallery, the Company would not have acquired IGallery, ITN and CTI in October of 1999. In addition, the defendants' actions are alleged to have resulted in a waste of Company assets because, among other things, millions of dollars were spent on unprofitable webmaster relationships and Company funds were diverted to entities controlled by Mr. Bonn which had no relationship to the Company. Accordingly, the Complaint seeks rescission of the purchase of IGallery, ITN and CTI as well as monetary damages in an amount to be proven at trial.

Mr. Bonn, Mr. Weber and Mr. Howard have filed answers denying the allegations contained in the Complaint and cross-complaints against the Company seeking that the Company indemnify them against the claims alleged in the Complaint. The cross-complaints also seek unspecified monetary damages from the Company, alleging that the Company breached its employment agreements with Messrs. Bonn, Weber and Howard by terminating their employment on May 28, 2002, and in the case of Mr. Weber, that the Company wrongfully terminated his stock options.

On June 12, 2002, Messrs. Bonn and Weber filed an Application for a Temporary Restraining Order and Preliminary Injunction to restrain the Company from reformatting hard drives of two dozen Pentium I computers which the Company intended to donate to charity.

On June 20, 2002 the Court approved a Stipulation in which Messrs. Bonn and Weber agreed to vacate the Temporary Restraining Order and withdrew their Application for a Preliminary Injunction.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   10.1 Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service

   10.2 Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service

   10.3 Amendment No. 1 to Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service

   10.4 Teleport Services Agreement between Colorado Satellite Broadcasting, Inc. and Williams Vyvx Services

   10.5 Amendment No. 1 to Teleport Services Agreement between Colorado Satellite Broadcasting, Inc. and Williams Vyvx Services

   10.6 Amendment No. 2 to Teleport Services Agreement between Colorado Satellite Broadcasting, Inc. and Williams Vyvx Services

   10.7 Amendment No. 3 to Teleport Services Agreement between Colorado Satellite Broadcasting, Inc. and Williams Vyvx Services

   10.8  Employment Agreement between New Frontier Media, Inc. and Karyn L.
         Miller

   10.9 License Agreement between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc.

   99.1 Certification by Mark Kreloff pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Act of 2002

   99.2 Certification by Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Act of 2002

b) Reports on Form 8-K

On April 4, 2002, the Company filed a Form 8-K reporting that Edward Bonn, a former director of the Company, had made a public announcement of his intention to call a special meeting of the Company's shareholders. The stated purpose of the meeting was to replace the Board of Directors and to rescind the Company's Rights Plan, also known as a poison pill, which was adopted in November 2001.

On June 10, 2002, the Company filed a Form 8-K reporting the resignation of Bradley Weber from its Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          NEW FRONTIER MEDIA, INC.

                                          /s/ Karyn L. Miller

                                          Karyn L. Miller
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

Dated: August 14, 2002