Form 10-Q
period 2002-09-30
NEW FRONTIER MEDIA INC /CO/
filed 2002-11-13
CIK 847383

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

For the quarterly period ended September 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes / /   No /X/

As of November 13, 2002, 21,322,816 shares of Common Stock, par value $.0001, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-Q

                            NEW FRONTIER MEDIA, INC.
                                      Index
                                                                          PAGE
                                                                         NUMBER
                                                                         ------
       PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 2002 (Unaudited) and March 31, 2002...          3

               Condensed Consolidated Statements of Operations
               (Unaudited) for the quarter and six months ended
               September 30, 2002 and 2001.........................          5

               Condensed Consolidated Statements of Comprehensive
               Income (Unaudited) for the quarter and six months
               ended September 30, 2002 and 2001...................          6

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the quarter and six months ended
               September 30, 2002 and 2001.........................          7

               Notes to Consolidated Financial Statements
               (Unaudited).........................................          8

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................         17

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk.........................................         27

       Item 4. Controls and Procedures.............................         27

       PART II. OTHER INFORMATION

       Item 1. Legal Proceedings...................................         29

       Item 4. Submission of Matters to a Vote of Security
               Holders.............................................         30

       Item 6. Exhibits and Reports on Form 8-K....................         31

       SIGNATURES..................................................         32

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (IN 000S)

                                     ASSETS

                                                                   (UNAUDITED)
                                                                  SEPTEMBER 30,           MARCH 31,
                                                                      2002                  2002
                                                                  -------------           ---------
CURRENT ASSETS:
  Cash and cash equivalents................................          $ 4,161               $ 5,798
  Accounts receivable, net of allowance for doubtful
     accounts of $82 and $369, respectively................            5,273                 4,253
  Prepaid distribution rights, net.........................            2,941                 2,840
  Prepaid expenses.........................................              743                   754
  Deferred tax asset.......................................            2,846                 2,846
  Due from related party...................................               43                    47
  Other....................................................              466                 1,037
                                                                     -------               -------
       TOTAL CURRENT ASSETS................................           16,473                17,575
                                                                     -------               -------

FURNITURE AND EQUIPMENT, net...............................            4,650                 8,230
                                                                     -------               -------

OTHER ASSETS:
  Prepaid distribution rights, net.........................            8,824                 8,521
  Excess cost over fair value of net assets acquired, less
     accumulated amortization of $2,618....................            3,743                 3,743
  Deferred tax asset.......................................            2,405                 2,405
  Other identifiable intangible assets, net................            2,221                 3,218
  Deposits.................................................              889                   822
  Other....................................................            3,255                 3,618
                                                                     -------               -------
       TOTAL OTHER ASSETS..................................           21,337                22,327
                                                                     -------               -------
TOTAL ASSETS...............................................          $42,460               $48,132
                                                                     =======               =======

               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                    (IN 000S)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   (UNAUDITED)
                                                                  SEPTEMBER 30,           MARCH 31,
                                                                      2002                  2002
                                                                  -------------           ---------
CURRENT LIABILITIES:
  Accounts payable.........................................         $  2,496              $  2,170
  Current portion of obligations under capital leases......            1,230                 1,615
  Deferred revenue.........................................            2,683                 2,919
  Reserve for chargebacks/credits..........................              208                   339
  Current portion of notes payable.........................               --                 3,000
  Accrued restructuring expense............................            1,953                 1,851
  Other accrued liabilities................................            1,875                 1,297
                                                                    --------              --------
       TOTAL CURRENT LIABILITIES...........................           10,445                13,191
                                                                    --------              --------
LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current
     portion...............................................              707                 1,005
  Other....................................................               --                     8
                                                                    --------              --------
       TOTAL LONG-TERM LIABILITIES.........................              707                 1,013
                                                                    --------              --------
          TOTAL LIABILITIES................................           11,152                14,204
                                                                    --------              --------

CLASS A REDEEMABLE PREFERRED STOCK.........................            3,750                    --
                                                                    --------              --------

SHAREHOLDERS' EQUITY
  Common stock, $.0001 par value, 50,000,000 shares
     authorized, 21,322,816 and 21,246,916 respectively,
     shares issued and outstanding.........................                2                     2
  Preferred stock, $.10 par value, 5,000,000 shares
     authorized:
     Class A, no shares issued and outstanding.............               --                    --
     Class B, no shares issued and outstanding.............               --                    --
  Additional paid-in capital...............................           45,809                45,626
  Accumulated other comprehensive loss.....................               --                  (106)
  Accumulated deficit......................................          (18,253)              (11,594)
                                                                    --------              --------
       TOTAL SHAREHOLDERS' EQUITY..........................           27,558                33,928
                                                                    --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.................         $ 42,460              $ 48,132
                                                                    ========              ========

               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN 000S)

                                                          (UNAUDITED)                    (UNAUDITED)
                                                         QUARTER ENDED                 SIX MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ----------------------         ----------------------
                                                       2002          2001             2002          2001
                                                     --------      --------         --------      --------
SALES, net....................................       $ 9,280       $13,847          $18,877       $28,821
COST OF SALES.................................         4,487         6,740            9,727        14,020
                                                     -------       -------          -------       -------
GROSS MARGIN..................................         4,793         7,107            9,150        14,801
                                                     -------       -------          -------       -------
OPERATING EXPENSES:
  Sales and marketing.........................         1,667         2,227            3,311         4,438
  General and administrative..................         3,680         3,849            7,763         8,302
  Restructuring expense.......................           142            --            3,183            --
  Impairment expense..........................            --            --              535            --
  Goodwill amortization.......................            --           159               --           318
                                                     -------       -------          -------       -------
       TOTAL OPERATING EXPENSES...............         5,489         6,235           14,792        13,058
                                                     -------       -------          -------       -------
       OPERATING INCOME (LOSS)................          (696)          872           (5,642)        1,743
                                                     -------       -------          -------       -------
OTHER INCOME (EXPENSE):
  Interest income.............................            20            58               39           125
  Interest expense............................          (343)         (482)            (938)       (1,012)
  Loss on write-off of stock..................            --            --             (118)           --
                                                     -------       -------          -------       -------
       TOTAL OTHER EXPENSE....................          (323)         (424)          (1,017)         (887)
                                                     -------       -------          -------       -------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES.......................................        (1,019)          448           (6,659)          856
  Provision for income taxes..................            --          (178)              --          (345)
                                                     -------       -------          -------       -------
       NET INCOME (LOSS)......................       $(1,019)      $   270          $(6,659)      $   511
                                                     -------       -------          -------       -------
Basic/Diluted earnings (loss) per share.......       $  (.05)      $   .01          $  (.31)      $   .02
                                                     =======       =======          =======       =======
Basic weighted average number of common shares
  outstanding.................................        21,323        21,126           21,291        21,084
                                                     =======       =======          =======       =======
Diluted weighted average number of common
  shares outstanding..........................        21,323        22,790           21,291        22,748
                                                     =======       =======          =======       =======

               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   IN (000'S)

                                                           (UNAUDITED)                    (UNAUDITED)
                                                          QUARTER ENDED                 SIX MONTHS ENDED
                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                      ----------------------         ----------------------
                                                        2002          2001             2002          2001
                                                      --------      --------         --------      --------
  Net income (loss)............................       $(1,019)        $270           $(6,659)        $511
  Other comprehensive loss
     Unrealized loss on available-for-sale
       marketable securities, net of tax.......            --           18                --           13
                                                      -------         ----           -------         ----
       Total comprehensive income (loss).......       $(1,019)        $288           $(6,659)        $524
                                                      =======         ====           =======         ====


               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (IN 000S)

                                                                          (UNAUDITED)
                                                                       SIX MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                     2002             2001
                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................       $(6,659)         $   511
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:

    Warrants issued/amortized for services and financing....           534              404
    Amortization of deferred debt offering costs............           195              298
    Depreciation and amortization...........................         3,880            4,214
    Asset impairment related to restructuring charge........         2,554               --
    Asset impairment........................................           535               --
    Write-off of marketable securities available for sale...           118               --
    (Increase) Decrease in operating assets
         Accounts receivable................................        (1,020)             698
         Deferred tax asset.................................            --              288
         Receivables and prepaid expenses...................           139            1,568
         Prepaid distribution rights........................        (2,322)          (2,518)
         Other assets.......................................           297             (628)
    Increase (Decrease) in operating liabilities

         Accounts payable...................................           326              237
         Deferred revenue, net..............................          (236)             (62)
         Reserve for chargebacks/credits....................          (131)            (154)
         Accrued restructuring cost.........................           211               --
         Other accrued liabilities..........................           571             (735)
                                                                   -------          -------
             NET CASH PROVIDED BY (USED IN) OPERATING
               ACTIVITIES...................................        (1,008)           4,121
                                                                   -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and furniture.....................          (316)          (1,497)
    Purchase of subscriber base.............................            --             (500)
                                                                   -------          -------
         NET CASH USED IN INVESTING ACTIVITIES..............          (316)          (1,997)
                                                                   -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations...................          (952)          (1,030)
    Payment (Borrowing) of related party notes
     payable/receivable.....................................             3             (113)
    Decrease in note payable................................        (2,000)          (2,000)
    Increase in debt offering costs.........................          (225)              --
    Issuance of common stock................................           111              109
    Issuance of redeemable Class A preferred stock..........         2,750               --
                                                                   -------          -------
         NET CASH USED IN FINANCING ACTIVITIES..............          (313)          (3,034)
                                                                   -------          -------
NET DECREASE IN CASH........................................        (1,637)            (910)
CASH AND CASH EQUIVALENTS, beginning of period..............         5,798            8,667
                                                                   -------          -------
CASH AND CASH EQUIVALENTS, end of period....................       $ 4,161          $ 7,757
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. These statements include all adjustments considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes included in the latest annual report on Form 10-K.

The results of operations for the quarter and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. ("the Company" or "New Frontier Media") and its wholly owned subsidiaries Colorado Satellite Broadcasting, Inc. d/b/a The Erotic Networks ("CSB" or "TEN") and Interactive Gallery, Inc. ("IGI").

BUSINESS

New Frontier Media is a publicly traded holding company for its operating subsidiaries. TEN is a leading provider of adult programming to multi-channel television providers and low powered direct-to-home C-Band households. Through its six networks--Pleasure, TeN, ETC, Extasy, True Blue and XClips--TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult customers. IGI is a leading aggregator and reseller of adult content via the Internet. IGI aggregates adult-recorded video, live-feed video and still photography from adult content studios and distributes it via its membership websites. In addition, IGI resells its aggregated content to third party web masters and resells its Internet traffic that does not convert into memberships.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by management in several areas, including, but not limited to, the realizability of accounts receivable, accrued restructuring expenses, the valuation of chargebacks and reserves, the valuation allowance associated with deferred income tax assets and the expected useful life and valuation of our prepaid distribution rights. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In April 2002, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and amends FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes that this statement will not have a significant impact on its results of operations or financial position upon adoption.

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

NOTE 2 -- EARNINGS (LOSS) PER SHARE

The components of basic and diluted earnings per share are as follows (in 000s):

                                                        QUARTER ENDED                 SIX MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ----------------------        ------------------------
                                                      2002          2001            2002            2001
                                                    --------      --------        --------        --------
Net income (loss).............................      $(1,019)      $   270         $(6,659)        $   511
                                                    =======       =======         =======         =======
Average outstanding shares of common stock....       21,323        21,126          21,291          21,084
Dilutive effect of Warrants/Employee Stock
  Options.....................................           --         1,664              --           1,664
                                                    -------       -------         -------         -------
Common stock and common stock equivalents.....       21,323        22,790          21,291          22,748
                                                    =======       =======         =======         =======
Basic/Diluted earnings (loss) per share.......      $  (.05)      $   .01         $  (.31)        $   .02
                                                    =======       =======         =======         =======

Approximately 563,000 and 596,000 options and warrants were excluded from the calculation of diluted earnings per share for the quarter and six months ended September 30, 2002, respectively. Inclusion of these options and warrants, due to the Company reporting a net loss during the period, would be antidilutive.

NOTE 3 -- SHAREHOLDERS' EQUITY

During the quarter and six months ended September 30, 2002, the Company issued 0 and 75,900 shares of common stock, respectively, upon the exercise of compensatory options.

NOTE 4 -- STOCK OPTIONS AND WARRANTS

As of September 30, 2002, the Company had granted 280,000 options from the 2001 Incentive Stock Option Plan, 2,969,500 options from the 2000 Millenium Stock Option Plan, 1,607,950 options from the 1999 Incentive Stock Option Plan and 843,000 options from the 1998 Stock Option Plan.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The Company grants warrants to consultants for services provided allowing them to purchase common stock of New Frontier Media. During the quarter and six months ended September 30, 2002, 0 and 50,000 warrants valued at $0 and $72,000, respectively, were issued.

NOTE 5 -- SEGMENT INFORMATION

For internal reporting purposes, the Company has two reportable segments:
1) Subscription/Pay-Per-View TV and 2) Internet Group.

The following tables represent unaudited financial information by reportable segment (in 000s):

                                                      QUARTER ENDED                     SIX MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                               ----------------------------       ----------------------------
                                                  2002             2001              2002             2001
                                               -----------      -----------       -----------      -----------
NET REVENUE
     Subscription/Pay-Per-View TV........        $ 7,063          $ 7,574           $14,094          $14,567
     Internet Group......................          2,217            6,242             4,783           14,192
     Corporate Administration............             --               31                --               62
                                                 -------          -------           -------          -------
          Total..........................        $ 9,280          $13,847           $18,877          $28,821
                                                 =======          =======           =======          =======
SEGMENT PROFIT (LOSS)
     Subscription/Pay-Per-View TV........        $ 1,373          $ 1,797           $ 2,981          $ 3,024
     Internet Group......................            (72)             556            (4,210)           1,846
     Corporate Administration............         (2,320)          (1,905)           (5,430)          (4,014)
                                                 -------          -------           -------          -------
          Total..........................        $(1,019)         $   448           $(6,659)         $   856
                                                 =======          =======           =======          =======
INTEREST INCOME
     Subscription/Pay-Per-View TV........             --          $     1                --          $     2
     Internet Group......................             --                1                 1                2
     Corporate Administration............             20               56                38              121
                                                 -------          -------           -------          -------
          Total..........................        $    20          $    58           $    39          $   125
                                                 =======          =======           =======          =======
INTEREST EXPENSE
     Subscription/Pay-Per-View TV........        $    32          $    39           $    68          $   104
     Internet Group......................             46              100               118              214
     Corporate Administration............            265              343               752              694
                                                 -------          -------           -------          -------
          Total..........................        $   343          $   482           $   938          $ 1,012
                                                 =======          =======           =======          =======
DEPRECIATION AND AMORTIZATION
     Subscription/Pay-Per-View TV........        $ 1,431          $ 1,110           $ 2,791          $ 2,463
     Internet Group......................            299              882             1,081            1,742
     Corporate Administration............              4                6                 8                9
                                                 -------          -------           -------          -------
          Total..........................        $ 1,734          $ 1,998           $ 3,880          $ 4,214
                                                 =======          =======           =======          =======

                                                        (UNAUDITED)
                                                       SEPTEMBER 30,    MARCH 31,
                                                           2002           2002
                                                       -------------   -----------
IDENTIFIABLE ASSETS
     Subscription/Pay-Per-View TV..................       $28,694        $27,334
     Internet Group................................         6,083         11,029
     Corporate Administration......................        24,995         29,118
     Eliminations..................................       (17,312)       (19,349)
                                                          -------        -------
          Total....................................       $42,460        $48,132
                                                          =======        =======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 6 -- MAJOR CUSTOMER

The Company's major customer (revenues in excess of 10% of total sales) is EchoStar Communications Corporation ("EchoStar"). EchoStar is included in the Subscription/Pay-Per-View TV Segment. Revenue from EchoStar's DISH Network as a percentage of total revenue for the quarters ended September 30 is as follows:

                                                                          2002               2001
                                                                      ------------       ------------
            EchoStar...........................................           36%                24%

At September 30, 2002 and March 31, 2002, accounts receivable from EchoStar was approximately $3,320,000 and $2,264,000, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. The loss of its significant customer could have a materially adverse effect on the Company's business, operating results or financial condition.

NOTE 7 -- RESTRUCTURING EXPENSES

During the fourth quarter of fiscal 2002, the Company recorded restructuring expenses in connection with its decision to consolidate the Internet Group's engineering, web production, sales and marketing departments to the Company's Boulder, Colorado location and eliminate its customer service department due to the outsourcing of its credit card processing functions.

During the quarter ended June 30, 2002, the Company adopted a restructuring plan with respect to the Internet Group's data center facility. The Company is closing the Internet Group's in-house data center in Sherman Oaks, California and moving the management of its servers, bandwidth and content delivery to its Boulder, Colorado facility. The Company believes that it is more cost effective to manage these functions as part of its technical infrastructure in Boulder. The Internet Group expects to have its technical infrastructure fully integrated into the Boulder facility by the end of the third quarter of its fiscal year ended March 31, 2003.

Total restructuring charges of $3.0 million related to this plan were recorded during the quarter ended June 30, 2002, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.3 million related to the data center space in Sherman Oaks that the Company is attempting to sublet and $2.7 million of expenses related to excess computer equipment.

During the quarter ended September 30, 2002, the Company recognized an additional $393,000 in restructuring charges related to the Sherman Oaks office space that the Company is attempting to sublet. Additionally, the Company lowered the accrued restructuring charges approximately $251,000 due to a change in estimate in employment and equipment contracts.

                                                                     SEVERANCE AND
                                          ASSET         EXCESS        TERMINATION      WIND
              (IN 000S)                IMPAIRMENT    OFFICE SPACE      BENEFITS        DOWN      TOTALS
              ---------                ----------    ------------    -------------     ----      ------
Fiscal Year 2002 Provision...........    $1,087         $1,235           $822         $  14      $3,158
Fiscal Year 2002 Provision
Activity.............................    (1,087)            --           (207)          (13)     (1,307)
                                         ------         ------           ----         -----      ------
Balance at March 31, 2002............        --          1,235            615             1       1,851
Fiscal Year 2003 Provision...........     2,662            331             28            20       3,041
Fiscal Year 2002 Provision
Adjustment...........................        --            286           (142)           --         144
Fiscal Year 2003 Provision
Adjustment...........................      (109)           108             --            --          (1)
Fiscal Year 2002 Provision
Activity.............................        --           (301)          (176)           (1)       (478)
Fiscal Year 2003 Provision
Activity.............................    (2,553)           (41)            (4)           (6)     (2,604)
                                         ------         ------           ----         -----      ------
Balance at September 30, 2002........    $   --         $1,618           $321         $  14      $1,953
                                         ======         ======           ====         =====      ======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- CLASS A REDEEMABLE PREFERRED STOCK

As of June 30, 2002, the Company authorized a series of shares of 2 million Class A Redeemable Preferred Stock, par value $2 per share, of which 1.875 million shares are outstanding. The outstanding preferred stock was issued in May and June of 2002 the proceeds of which were used to satisfy outstanding notes payable of approximately $3,000,000 owed by the Company at March 31, 2002 and for working capital purposes.

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

NOTE 9 -- RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The following presents a comparison of net (loss) earnings and (loss) earnings per share for the three and six months ended September 30, 2002 to the respective adjusted amounts for the three and six months ended September 30, 2001 that would have been reported had SFAS No. 142 been in effect during the prior year (in 000s).

                                                          (UNAUDITED)                        (UNAUDITED)
                                                         QUARTER ENDED                     SIX MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                  ----------------------------       ----------------------------
                                                     2002             2001              2002             2001
                                                  -----------      -----------       -----------      -----------
       Reported net (loss) earnings...........      $(1,019)         $   270            (6,659)             511
       Goodwill amortization..................           --              159                --              318
                                                    -------          -------           -------          -------
       Adjusted net (loss) earnings...........      $(1,019)         $   429           $(6,659)         $   829
                                                    =======          =======           =======          =======
       Net (loss) earnings per
         share--basic/diluted
         Reported net (loss) earnings.........      $  (.05)         $   .01           $  (.31)         $   .02
         Goodwill amortization................           --              .01                --              .01
                                                    -------          -------           -------          -------
            Adjusted net (loss) earnings per
              share--basic/diluted............      $  (.05)         $   .02           $  (.31)         $   .03
                                                    =======          =======           =======          =======

The components of other intangible assets are as follows (in 000s):

                                       SEPTEMBER 30, 2002
                                           (UNAUDITED)                   MARCH 31, 2002
                                  -----------------------------   -----------------------------
                                  GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
  AMORTIZED INTANGIBLE ASSETS         AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
  ---------------------------     --------------   ------------   --------------   ------------
URLs............................      3,581           1,949           4,713           2,138
Other...........................        750             161             750             107

Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be approximately $796,000 in 2004, $663,000 in 2005, $161,000 in 2006, $109,000 in 2007 and $107,000 in 2008.

In August 2001, the FASB issued Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. Statement 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Statement 144 supersedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 also amends ARB 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. This statement has been adopted by the Company and had no impact on the financial statements.

NOTE 10 -- ASSET IMPAIRMENT CHARGES

During the six months of fiscal year 2003, the Company recognized impairment losses on certain URLs of approximately $535,000 in connection with the Internet Group. Management identified certain conditions including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to certain of the Company's URLs as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of IGI, ITN, and CTI. The Company revised its projections and determined that the projected results would not fully support the future

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

amortization of the URLs associated with IGI, ITN, and CTI. In accordance with the Company's policy, management assessed the recoverability of the URLs using a cash flow projection based on the remaining amortization period of four years. Based on this projection, the undiscounted sum of the estimated cash flow over the remaining amortization period was insufficient to fully recover the intangible asset balance.

The Corporation follows the provisions of Statement of Accounting Standards
(SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles. The Corporation reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Corporation recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Corporation estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets.

NOTE 11 -- LEGAL PROCEEDINGS

On March 20, 2002, Mr. Edward Bonn and Bradley A. Weber attempted to remove Mark Kreloff as CEO and appoint a special committee headed by Mr. Bonn to operate the Company while a search was conducted for a new CEO. The Company's Board rejected Messrs. Bonn's and Weber's proposal and instead, on March 29, 2002, established the Special Committee to investigate, among other things, the activities of Messrs. Bonn and Weber relating to their prior management of Interactive Gallery, Inc. ("IGallery"), the Company's Internet subsidiary, and whether, by their actions, Messrs. Bonn and Weber triggered the Company's Rights Plan (also known as a poison pill). On May 28, 2002, following a two-month investigation by the Special Committee, the Company filed a 13-Count Complaint in the Superior Court of the State of California for the County of Los Angeles against: (i) Mr. Bonn and Mr. Weber; (ii) Jerry D. Howard, the former Chief Financial Officer of IGallery, Interactive Telecom Network, Inc. ("ITN") and Card Transactions, Inc. ("CTI"); (iii) Response Telemedia, Inc. ("RTI"), a California corporation owned by Mr. Bonn; and (iv) BEF LLC and Beacon Ocean LLC, Messrs. Bonn's and Weber's family trusts, respectively.

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

NOTE 12 -- COMMITMENTS

EMPLOYMENT CONTRACTS

In August 2002, the company entered into employment contracts with the Company's Chief Financial Officer and TEN's President. The employment contracts expire in March 2004 and March 2003, respectively.

Commitments under these obligations are as follows:

YEAR ENDED MARCH 31,
--------------------
        2003                           $363,000
        2004                           $157,800

For the President, if certain financial criteria are met, an additional $250,000 in bonus could be paid in fiscal year 2003. For the Chief Financial Officer, the bonus is discretionary.

If the Company experiences a change in control (as defined in Note 8), the executives may terminate their employment, or if the executives are terminated without cause within six months of the change

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

in control, the executives are entitled to: (i) all accrued obligations; (ii) all base salary for the duration of the employment period or for one year, whichever is less; and (iii) for the Chief Financial Officer, the amount of bonus, if any, paid to the Chief Financial Officer for the fiscal year preceding the change of control; and for the President, the bonus of $250,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. These statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; 2) our ability to compete effectively with our primary Cable/ DBS competitor; 3) our ability to compete effectively with our Internet competitors; 4) our ability to retain our major customer which accounts for 36% of our total revenue; and 5) our ability to retain our key executives.

The following table reflects the Company's results of operations for the quarters and six months ended September 30, 2002 and 2001.

                              RESULTS OF OPERATIONS

                                                          (IN MILLIONS)                     (IN MILLIONS)
                                                          QUARTER ENDED                   SIX MONTHS ENDED
                                                          SEPTEMBER 30,                     SEPTEMBER 30,
                                                    -------------------------         -------------------------
                                                      2002             2001             2002             2001
                                                    --------         --------         --------         --------
NET REVENUE
Subscription/Pay-Per-View TV
     Cable/DBS................................         5.2              5.2             10.2              9.7
     C-Band...................................         1.9              2.4              3.9              4.9
Internet Group
     Net Membership...........................         1.5              4.2              3.2              9.5
     Sale of Content..........................         0.3              0.5              0.7              1.1
     Sale of Traffic..........................         0.4              1.4              0.9              3.3
     Other....................................         0.0              0.2              0.0              0.3
                                                     -----            -----            -----            -----
     TOTAL....................................         9.3             13.9             18.9             28.8
                                                     =====            =====            =====            =====
COST OF SALES
Subscription/Pay-Per-View TV..................         3.5              3.3              6.9              6.5
Internet Group................................         1.0              3.4              2.8              7.5
                                                     -----            -----            -----            -----
     TOTAL....................................         4.5              6.7              9.7             14.0
                                                     =====            =====            =====            =====
OPERATING INCOME (LOSS)
Subscription/Pay-Per-View TV..................         1.4              1.8              3.0              3.1
Internet Group................................         0.1              0.6             (0.4)             2.0
Restructuring Expense.........................        (0.1)             0.0             (3.1)             0.0
Asset Impairment Expense......................         0.0              0.0             (0.5)             0.0
Corporate Administration......................        (2.1)            (1.5)            (4.6)            (3.4)
                                                     -----            -----            -----            -----
     TOTAL....................................        (0.7)             0.9             (5.6)             1.7
                                                     =====            =====            =====            =====

NET REVENUE

Net revenue for the Company was $9.3 million and $18.9 million for the quarter and six months ended September 30, 2002, respectively, as compared to $13.9 million and $28.8 million for the quarter and six months ended September 30, 2001, respectively, representing decreases of 33% and 34%.

The decline in net revenue for the quarter ended September 30, 2002 is due to a 65% decrease in net revenue generated by the Internet Group and a 7% decrease in net revenue generated by the Subscription/PPV TV Group. Net revenue for the Internet Group declined from $6.3 million for the quarter ended September 30, 2001 to $2.2 million for the quarter ended September 30, 2002. Revenue from the Subscription/PPV TV Group declined from $7.6 million for the quarter ended September 30, 2001 to $7.1 million for the quarter ended September 30, 2002 as a result of a $0.5 million decrease in its C-Band revenue. Revenue generated by the Internet Group declined from 45% of total net revenue for the quarter to 24% of total net revenue for the quarter.

The decline in net revenue for the six months ended September 30, 2002 is a result of a 66% decrease in revenue generated by the Internet Group and a 3% decrease in revenue generated by the Subscription/PPV TV Group. Net revenue for the Internet Group declined from $14.2 million for the six months ended September 30, 2001 to $4.8 million for the six months ended September 30, 2002. Net revenue for the Subscription/PPV TV Group declined from $14.6 million for the six months ended September 30, 2001 to $14.1 million for the six months ended September 30, 2002 due to a decrease of $1.0 million in its C-Band revenue.

OPERATING INCOME (LOSS)

Operating income (loss) for the Company decreased to a loss of $0.7 million for the quarter ended September 30, 2002 from operating income of $0.9 million for the quarter ended September 30, 2001. Operating income (loss) for the Company decreased to a loss of $5.6 million for the six months ended September 30, 2002 from income of $1.7 million for the six months ended September 30, 2001.

The decrease in operating income for the Company is due to a decrease in operating income generated by the Internet Group, a $3.1 million restructuring charge taken during the quarter ended June 30, 2002 related to closing the Internet Group's Los Angeles based data center facility, a $0.5 asset impairment charge for the write down of certain Internet Group URLs incurred during the quarter ended June 30, 2002, and an increase in operating expenses at the Corporate Administration level related to legal fees incurred with respect to the Company's proxy fight and the lawsuit with Edward Bonn, Bradley Weber, Jerry Howard and Response Telemedia Inc. The Internet Group's operating income declined from income of $0.6 million and $2.0 million for the quarter and six months ended September 30, 2001, to operating income of $0.1 million and an operating loss of $0.4 million for the quarter and six months ended September 30, 2002.

                    SUBSCRIPTION/PAY-PER-VIEW (PPV) TV GROUP

The following table outlines the current distribution environment and addressable households for each network:

                                               ESTIMATED ADDRESSABLE HOUSEHOLDS
                                           -----------------------------------------
                                                   (IN THOUSANDS)
                                               AS OF           AS OF
                                           SEPTEMBER 30,   SEPTEMBER 30,
    NETWORK         DISTRIBUTION METHOD        2002            2001        % CHANGE
    -------         -------------------    -------------   -------------   ---------
Pleasure          Cable/DBS                    7,600          15,700         -52%
TeN               Cable/DBS                    9,400           7,400          27%
ETC               Cable/DBS                    4,800           3,300          45%
Video On Demand   Cable                        3,000             400         650%
Extasy            C-band/Cable/DBS             8,300           7,300          14%(1)
True Blue         C-band                         700             900         -22%(1)
XClips (2)        C-band                         700             900         -22%(1)
TOTAL ADDRESSABLE SUBSCRIBERS                 34,500          35,900

(1) % change gives effect to a 33% decline in the C-band market's total addressable households. Total addressable C-Band households declined from
    0.9 million as of September 30, 2001 to 0.6 million as of September 30, 2002.

(2) This network was formerly known as X-Cubed. The network was renamed XClips in August 2002.

NET REVENUE

Total net revenue for the Subscription/PPV TV Group was $7.1 million for the quarter ended September 30, 2002, representing a 7% decrease from $7.6 million for the quarter ended September 30, 2001. Of total net revenue, C-Band net revenue was $1.9 million for the quarter ended September 30, 2002 as compared to $2.4 million for the quarter ended September 30, 2001, representing a decrease of 21%. Revenue from the Group's Cable/DBS services for both quarters ended September 30, 2002 and 2001 was $5.2 million. Revenue from the Group's Cable/DBS services is responsible for 73% of the Group's total net revenue for the quarter ended September 30, 2002, as compared to 68% for the quarter ended September 30, 2001.

Total net revenue for the Subscription/PPV TV Group was $14.1 million for the six months ended September 30, 2002, representing a 3% decrease from $14.6 million for the six months ended September 30, 2001. Of total net revenue, C-Band net revenue was $3.9 million for the six months ended September 30, 2002 as compared to $4.9 million for the six months ended September 30, 2001, representing a decrease of 20%. Revenue from the Group's Cable/DBS services for the six months ended September 30, 2002 was $10.2 million as compared to $9.7 million for the six months ended September 30, 2001, representing an increase of 5%. Revenue from the Group's Cable/DBS services is responsible for 72% of the Group's total net revenue for the six months ended September 30, 2002, as compared to 66% for the six months ended September 30, 2001.

The decrease in C-Band revenue for the quarter and six months ended September 30, 2002 is due to the continued decline of the C-Band market as consumers convert from C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has decreased 33% since September 30, 2001, from 0.9 million addressable subscribers to 0.6 million addressable subscribers as of September 30, 2002. The Subscription/PPV TV Group experienced a corresponding decrease in subscriptions to its three C-Band networks of 22% during this same period. In addition, the Subscription/PPV TV Group terminated its third party C-Band distributor contracts during the past year because the contracts were no longer favorable to the Group.

During the quarter ended September 30, 2002, the Subscription/PPV TV Group reformatted and renamed its X-Cubed C-Band network. The new network, named XClips, is a least-edited "clip" formatted network, similar to the Group's ETC network. This change in format allows the Group to use its library content to program the network instead of licensing new content and provides the C-Band consumer with a uniquely formatted programming option on the platform.

Cable/DBS revenue for the quarter and six months ended September 30, 2001 included revenue from the Company's website, www.ten.com. Revenue from this site was included in the Subscription/PPV TV Group's segment at that time because the website was originally created by this Group and was an extension of the broadcast networks. In January 2002, the Company reformatted this website and launched it as the flagship site for the Internet Group. The revenue from this site is now included in the Internet Group's membership revenue.

Revenue from the Group's Cable/DBS services would have increased 6% and 11% for the quarter and six months ended September 30, 2002, respectively, had the revenue from www.ten.com been excluded for the comparative time periods.

The increase in Cable/DBS revenue for the quarter and six months ended September 30, 2002 (excluding revenue from www.ten.com) is a result of the following changes in product mix as described in more detail below: 1) an increase in revenue from the Extasy network, 2) a decrease in revenue from the Pleasure network which was offset by an increase in revenue from the Group's Video-on-Demand ("VOD") services, 3) a decrease in revenue from the TeN network, and 4) the addition of a new revenue stream from product advertising on the Group's networks.

As of September 30, 2002, Extasy was available to 7.7 million Cable/DBS addressable subscribers up from 6.4 million addressable subscribers as of September 30, 2001, an increase of 20%. The majority of this increase is due to EchoStar Communication Corporation's DISH network ("DISH") moving the Extasy network from its satellite at 110 degrees, where it has resided since its launch on DISH, to its satellite at 119 degrees. DISH's satellite at 119 degrees is viewed by significantly more addressable subscribers than its satellite at 110 degrees. This change in satellite location, coupled with an increase in the retail price for PPV and subscription transactions that was implemented by DISH in September 2001, increased revenue from the Extasy network by 13% quarter over quarter and 28% year over year.

Pleasure was available to 7.6 million addressable subscribers as of September 30, 2002, representing a 52% decline from 15.7 million subscribers as of September 30, 2001. This decrease in addressable subscribers is a result of disaffiliations by DISH and Hughes Electronic Corporation's DirecTV ("DirecTV") that occurred during the prior fiscal year when both companies decided to increase the number of partially edited services on their platforms and decrease the number of "most edited" services.

The decrease in revenue from the Pleasure network was offset by an increase in revenue from the Subscription/PPV TV Group's VOD services which are provided to cable operators in both its Pleasure and TeN editing formats. The Group is currently the exclusive provider of adult content for Time Warner Cable's ("Time Warner") VOD service and added new VOD distribution with Charter Communication, Inc. ("Charter") during the quarter ended June 30, 2002. As of September 30, 2002, the Group's VOD service was available to 3.0 million Time Warner and Charter addressable households, up from 0.4 million as of September 30, 2001.

In June 2002, the Subscription/PPV TV Group signed a VOD agreement with TVN Entertainment ("TVN") to utilize TVN's wide-range delivery platform to distribute and manage its VOD titles for cable MSOs. TVN is a leading digital content transport company that currently serves cable systems reaching over 60 million subscribers. This agreement is expected to increase the Group's reach to new VOD enabled households with many of the top cable MSOs.

The Subscription/PPV TV Group signed a multi-year VOD agreement with Comcast Corporation ("Comcast") in October 2002. The Group expects to add an additional
1.0 million VOD enabled households during the current fiscal year as a result of this agreement.

Revenue from the Group's TeN network has declined due to a 30% year over year decrease in the number of monthly and annual DISH subscribers. This decline in subscribers has been ongoing since DISH converted TeN to a PPV service in 1999. In addition, PPV buys for TeN on the DISH platform have declined 19% year over year due to the addition of a competing network of the same editing standard that was added to the DISH platform in September 2001.

The Subscription/PPV TV Group added a new revenue stream during the fourth quarter of its fiscal year ended March 31, 2002, related to the advertising of adult lifestyle products on its networks and the selling of traditional "spot" advertising. The Group partners with third parties for the sale and fulfillment of these adult lifestyle products and shares in any revenue generated by the advertisement of the product on its networks. This revenue stream accounts for 8% of the Subscription/PPV TV Group's total quarterly Cable/DBS revenue and 7% of the total Cable/DBS revenue for the six months ended September 30, 2002.

The Subscription/PPV TV Group signed a deal with the National Cable Television Cooperative ("NCTC") in October 2002. The NCTC is a cooperative that negotiates programming contracts for its more than 1,000 member multiple system operators ("MSOs") representing 14 million subscribers. Under the terms of the agreement, NCTC member systems will have the opportunity to launch the Group's networks without being burdened by the process of completing a license agreement of their own with the Group. The Subscription/PPV TV Group is the only adult entertainment provider to be a part of the NCTC.

The Subscription/PPV TV Group will be re-branding its family of networks around the TeN "umbrella" brand and launching two new 24-hour partially edited services in January 2002. The new channel launches are expected to address the increasing demand for the Group's partially edited services. The Group currently has launch commitments from three MSO's, representing 750,000 addressable subscribers, for the new partially edited networks. The networks are expected to launch on January 1st.

The two new networks will be named TeN Blue and TeN Blox. TeN Blue will be a partially edited service offering amateur, ethnic and urban oriented feature programming. TeN Blox will be the "clip" sister service to TeN Blue (i.e., the same "clip" format as ETC and XClips).

The Subscription/PPV TV Group will be renaming its services as follows: Pleasure to remain Pleasure, TeN to remain TeN, ETC to be renamed TeN Clips, Extasy to be renamed TeN Xtsy, XClips to be renamed TeN Max, and True Blue to be renamed TeN Blue+.

COST OF SALES

Cost of sales for the Subscription/PPV TV Group was $3.5 million, or 49% of revenue, for the quarter ended September 30, 2002, as compared to $3.3 million, or 43% of revenue, for the quarter ended September 30, 2001, an increase of 6%. Cost of sales for the Subscription/PPV TV Group was $6.9 million or 49% of revenue for the six months ended September 30, 2002, as compared to $6.5 million or 45% of revenue for the six months ended September 30, 2001, an increase of 6%.

Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, amortization of content licenses, and the Subscription/PPV TV Group's in-house call center operations for its C-Band business.

The increase in cost of sales for the quarter and six months is due to: a) an increase in the amortization of the Group's content licenses and b) an increase in costs associated with the digital broadcast center as the Group has added additional functionalities and redundancies. These increases were offset by declines in the Group's transponder and call center operation costs as well as by the decrease in costs associated with the Company's www.ten.com website being moved to the Internet Group's operations.

OPERATING INCOME

Operating income for the Subscription/PPV TV Group for the quarter ended September 30, 2002 was $1.4 million as compared to operating income of $1.8 million for the quarter ended September 30, 2001, representing a decrease of 22%. Operating income for the Subscription/PPV TV Group for the six months ended September 30, 2002 was $3.0 million as compared to operating income of $3.1 million for the six months ended September 30, 2001, representing a decrease of 3%.

The 22% decrease in operating income for the quarter ended September 30, 2002 is due to a decline in gross margin from 57% to 51% quarter over quarter. This decline in gross margin was slightly offset by a decrease in operating expenses as a percentage of revenue. Operating expenses as a percentage of revenue declined from 33% as of the quarter ended September 30, 2001 to 30% for the quarter ended September 30, 2002.

The 3% decrease in operating income for the six months ended September 30, 2002 is due to a decline in gross margin from 55% to 51% year over year. This decline in gross margin was slightly offset by a decrease in operating expenses as a percentage of revenue. Operating expenses as a percentage of revenue declined from 34% as of the six months ended September 30, 2001 to 29% for the six months ended September 30, 2002.

The decrease in operating expenses for the quarter and six months ended September 30, 2002 is due to a decline in advertising and trade show costs as compared to a year ago, as well as to a decrease in bad debt expense related to the C-Band distributor contracts. In addition, due to an accounting pronouncement change, goodwill and intangible assets with indefinite lives are no longer required to be amortized and are, instead, tested for impairment on an annual basis using the guidance for measuring impairment as set forth in SFAS 142, "Goodwill and Other Intangible Assets". Goodwill amortization was $159,000 and $318,000 for the quarter and six months ended September 30, 2001, respectively.

                                            INTERNET GROUP
NET REVENUE

Total net revenue for the Internet Group was $2.2 million for the quarter ended September 30, 2002, as compared to $6.3 million for the quarter ended September 30, 2001, representing a decrease of 65%. Total net revenue for the Internet Group was $4.8 million for the six months ended September 30, 2002 as compared to $14.2 million for the six months ended September 30, 2001, representing a decrease of 66%. The Internet Group's revenue is comprised of membership revenue from its consumer-based web sites, revenue from the sale of its content feeds, and revenue from the sale of exit traffic.

Net membership revenue for the Internet Group was $1.5 million for the quarter ended September 30, 2002, as compared to net membership revenue of $4.2 million for the quarter ended September 30, 2001, representing a decrease of 64%. Net membership revenue for the Internet Group was $3.2 million for the six months ended September 30, 2002, as compared to net membership revenue of $9.5 million for the six months ended September 30, 2001, representing a decrease of 66%.

The Internet Group has seen a decline in its net membership revenue for the quarter and six months as a result of a decrease in traffic to its sites. This decrease in traffic to the Internet Group's sites during the quarter and six months ended September 30, 2002 is due to the elimination of almost all traffic acquisition costs. The Internet Group ceased purchasing traffic for its web sites during the current fiscal year and has, instead, depended solely upon its 1,500 adult domain names to generate traffic for its sites. Marketing efforts to generate traffic to its websites are focused on cross selling the Internet Group's flagship website, www.ten.com, on the Subscription/PPV TV Group's networks, search engine optimization techniques, and revenue sharing agreements with portals and third party gatekeepers in order to gain direct access to consumers in search of adult entertainment. This effort to create partnerships with portals and third party gatekeepers is essentially a duplication of the Subscription/PPV TV Group's model for the Internet.

The Internet Group executed its first such revenue sharing agreement with On Command Corporation ("On Command") whereby it will become the exclusive provider of adult content for On Command's TV Internet Service. The Internet Group will be providing a customized version of its www.ten.com broadband product for delivery through On Command's TV Internet Service in hotel rooms nationwide. The Internet Group began the initial distribution of this product through On Command systems during October 2002 and expects to be fully distributed on the On Command systems by the end of the fiscal year.

The decline in membership revenue is also attributable to the Internet Group decreasing the monthly retail price of its flagship web site, www.ten.com, from $29.95 to $14.74 during the quarter ended December 31, 2001. The Internet Group plans to increase the monthly retail price of this site during its third fiscal quarter because the price decrease did not have the expected effect of increasing conversion rates or retention for this site. In addition, the Internet Group will be eliminating all low cost trials memberships to its sites because it believes that these trials do not improve conversion rates.

The Internet Group has also decreased the number of consumer web sites that it markets from 30 to 10. The decrease in the number of web sites marketed allows the Internet Group to ensure that the web sites are always updated with new content on a daily/weekly basis while increasing the depth, breadth and relevance of the content included in each site.

Revenue from the Internet Group's sale of content was $0.3 million for the quarter ended September 30, 2002, as compared to $0.5 million for the quarter ended September 30, 2001, representing a decrease of 40%. Revenue from the Internet Group's sale of content was $0.7 million for the six months ended September 30, 2002, as compared to $1.1 million for the six months ended September 30, 2001, representing a decrease of 36%. The decrease in revenue from the sale of content is due to a softening in the demand for content by third-party webmasters and a lack of focus on creating new content products to sell. The Internet Group has begun to focus more effort on this revenue stream by hiring a new sales team, establishing a fixed matrix of retail pricing for its products, creating new content products to market, and by establishing a billing and collections process that ensures pre-payment for products. The Internet Group recently launched two new content products and has plans to launch a new product every fourteen days.

Revenue is earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to affiliate webmaster marketing programs, monetizing foreign traffic via international dialer companies, marketing affiliated webmaster sites through the Internet Group's double opt-in email list, and by directing traffic to its pay-per-click ("PPC") search engine, www.sexfiles.com. Revenue from sale of traffic was $0.4 million and $0.9 million for the quarter and six months ended September 30, 2002, respectively, as compared to $1.4 million and $3.3 million for the quarter and six months ended September 30, 2001, respectively, representing decreases of 71% and 73%. The Internet Group's revenue from sale of traffic has decreased because of a decline in traffic to its web sites as a result of the elimination of its traffic acquisition programs. The decline in traffic to the Internet Group's web sites results in less traffic available to sell both domestically and internationally and less traffic to direct through its PPC search engine.

The Internet Group has changed its methodology for monetizing the exit traffic from its sites (i.e., traffic that comes through its web sites and does not convert into a paying member) during the current fiscal year. Instead of selling its traffic to affiliated webmasters it now directs most of these exiting consumers to its own PPC search engine. The PPC search engine allows the Internet Group to monetize its exit traffic by auctioning off keyword searches to advertisers that prepay for placement within the search engine. This results in a pure market model for the advertiser. The more the advertiser bids for the keyword, the higher their site is shown in the list of search results returned to the consumer. The result for the advertiser is qualified traffic that is more likely to convert into a paying member, while the consumer gets immediate access to relevant results.

The Internet Group entered into an agreement with Fast Search & Transfer ("FAST"), a leading developer of search and real-time alert technologies, in October 2002. Under the terms of the agreement, FAST will include Sexfiles.com search listings on a 24-hour basis within its FAST PartnerSite product. FAST PartnerSite is an integrated marketing tool that drives highly qualified and targeted search traffic to web sites desiring to be more visible to their target audience with guaranteed 24-hour web site index inclusion through FAST's network of global portal partners. Through the FAST PartnerSite product, Sexfiles.com search listings will be included in FAST Web Search, one of the world's largest search indexes, serving over 100 million monthly unique users worldwide and utilized by some of the world's most trafficked search engines, portals, and destination sites, including AlltheWeb.com. The Internet Group will begin testing with FAST during November 2002.

In addition to revenue from its PPC search engine, the Internet Group's sale of traffic revenue includes revenues from the marketing of its double opt-in email program. The Internet Group has hired a sales and marketing team that is dedicated to this revenue stream. Revenue is earned by selling email campaigns to customers that are marketed to the Group's 1.4 million opt-in email users. Email campaigns can be sold on a cost-per-click or cost-per-acquisition basis with customers purchasing a dedicated emailer where only their sites are included or a composite emailer where their sites are included with others.

COST OF SALES

Cost of sales for the Internet Group was $1.0 million, or 45% of revenue, for the quarter ended September 30, 2002, as compared to $3.4 million, or 54% of revenue, for the quarter ended September 30, 2001, representing a decrease of 71%. Cost of sales for the Internet Group was $2.8 million, or 58% of revenue, for the six months ended September 30, 2002, as compared to $7.5 million, or 53% of revenue, for the six months ended September 30, 2001, representing a decrease of 63%. Cost of sales consists of expenses associated with credit card fees, merchant banking fees, bandwidth, membership acquisition costs (purchase of traffic), web site content costs, and depreciation of assets.

More than 70% of the traffic to the Internet Group's web sites used to be acquired through affiliate programs marketed to webmasters. These programs compensated webmasters for traffic referrals to the Internet Group's web sites. A webmaster would be paid a fee of $25 - $45 per referral that resulted in a monthly membership to one of the Internet Group's web sites. The Internet Group no longer actively markets any traffic acquisition programs. The Internet Group's traffic acquisition costs also included payments made to affiliated webmasters for the acquisition of email addresses as part of its opt-in email program. The Internet Group discontinued paying for the acquisition of email addresses during the quarter ended June 30, 2002.

As a result of these changes, the Internet Group's traffic acquisition costs were $0 and $0.2 million for the quarter and six months ended September 30, 2002, as compared to $1.3 million and $3.2 million for the quarter and six months ended September 30, 2001.

Bandwidth costs have declined from $0.4 million and $0.9 million as of the quarter and six months ended September 30, 2001, respectively, to $0.3 million and $0.6 million as of the quarter and six months ended September 30, 2002, representing decreases of 25% and 33%. These decreases are a result of the renegotiation of bandwidth contracts with each of the Internet Group's providers and a decrease in the amount of bandwidth used as a result of the decline in traffic to the Group's sites.

Merchant banking fees, including fees for credits and chargebacks, were 13% of net membership revenue for both the quarter and six months ended September 30, 2002 as compared to 14% and 13% of net revenue for the quarter and six months ended September 30, 2001. The Internet Group outsourced all of its credit card processing and customer service functions to a third party in December 2001. Although its merchant banking fees increased due to the outsourcing of these functions (which was offset by a decline in payroll costs associated with the termination of its in-house customer service function) merchant banking fees as a percentage of revenue remained the same year to year because the Internet Group did not incur fines or penalties during the current fiscal year. The Internet Group incurred a Visa fine during the quarter ended September 30, 2001, which was ultimately overturned in a subsequent quarter.

Operational expenses, the majority of which relates to depreciation and amortization of Internet equipment, were $0.4 million and $1.3 million for the quarter and six months ended September 30, 2002, respectively, as compared to $0.9 million and $1.7 million for the quarter and six months ended September 30, 2001, respectively, representing decreases of 56% and 24%. The decrease in operational expenses for the quarter and six months ended September 30, 2002 is attributable to the write-off of excess equipment during the first quarter related to the relocation of the Internet Group's data center from Los Angeles to Boulder, and impaired assets written off during the first quarter (see "Restructuring Expenses" and "Asset Impairment Charges" below).

OPERATING INCOME (LOSS)

Operating income for the Internet Group was $0.1 million for the quarter ended September 30, 2002, as compared to $0.6 million for the quarter ended September 30, 2001, representing a decrease of 83%. Operating income (loss) for the Internet Group was an operating loss of $0.4 million for the six months ended September 30, 2002, as compared to operating income of $2.0 million for the six months ended September 30, 2001, representing a decrease of 120%.

The decrease in operating income for the quarter and six months ended September 30, 2002 is a result of a decrease in revenue of 65% and 66% for each period respectively. Gross margin increased from 46% to 55% for the quarter ended September 30, 2002 as a direct result of the restructuring completed during the first quarter of the current fiscal year.

Operating expenses were 50% and 37% of net revenue for the quarters ended September 30, 2002 and 2001, respectively, and 50% and 33% of net revenue for the six months ended September 30, 2002 and 2001, respectively. Total operating expenses decreased 52% and 49% from the quarter and six months ended September 30, 2001.

The decrease in operating expenses for the quarter and six months ended September 30, 2002 is due to a decrease in payroll, benefit, and facility costs as a result of the restructuring of the customer service, marketing, sales and engineering operations concluded during the fourth quarter of the fiscal year ended March 31, 2002, a decrease in trade show and advertising costs, and a decrease in legal costs.

As part of its lawsuit filed against Edward Bonn, Bradley Weber, Jerry Howard, and Response Telemedia, Inc. (see "Legal Proceedings") the Company is seeking rescission of the acquisition of the Internet Group and the return of the 6 million shares of the Company's common stock issued as consideration in the acquisition. Should the Company be successful in the rescission of this deal, it does not expect that the rescission would have a material effect on its results from operations since the Internet Group's revenue is currently generated from products created since the acquisition, including its flagship web site www.ten.com, the PPC engine, new content packages, and the opt-in email marketing program.

                             RESTRUCTURING EXPENSES

During the quarter ended June 30, 2002, the Company adopted a restructuring plan with respect to the Internet Group's data center facility. The Company is closing the Internet Group's in-house data center in Sherman Oaks, California and moving its servers, bandwidth and content delivery to the same location as the Subscription/PPV TV Group's digital broadcast facility in Boulder, Colorado. The Internet Group had been expecting to outsource these functions to a third party provider. However, after several months of in-depth analysis, it was determined that these functions could be done more efficiently and effectively if they were integrated into the digital broadcast facility's plant. The integration will be completed by the end of the Company's third fiscal quarter.

As a result of this restructuring, the Company expects to save approximately $1.8 million on an annualized basis, which will be reflected in its cost of sales. Costs of sales decreased 47% from the first fiscal quarter to the second fiscal quarter of this year due to this restructuring. Total restructuring charges of $3.1 million related to this plan were recorded during the six months ended September 30, 2002, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.4 million related to the data center space in Sherman Oaks that the Company is attempting to sublet and $2.6 million of expenses related to excess equipment.

During the current quarter, the Internet Group increased the amount of its restructuring expense accrued during the fourth quarter of the prior fiscal year by $0.3 million due to an adjustment to the estimate used in computing the expense related to its excess space. The change in the estimate was related to an extension of the time necessary to sublet the space. Future adjustments to this accrual may be required if the space is not sublet when expected. In addition, the restructuring expense for this same period was decreased by $0.1 million during the current fiscal quarter for a change in the amount estimated for certain payroll related expenses.

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

                            CORPORATE ADMINISTRATION

Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Subscription/ PPV TV and Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relations costs, and printing costs associated with the Company's public filings.

Corporate administration expenses were $2.1 million and $1.5 million for the quarters ended September 30, 2002 and 2001, respectively, representing an increase of 40%. Corporate administration expenses were $4.6 million and $3.4 million for the six months ended September 30, 2002 and 2001, respectively, representing an increase of 35%.

The increase in corporate administration expenses for the quarter and six months ended September 30, 2002 is due to the following items: a) an increase in legal fees related to the Company's proxy fight and its lawsuit filed against Edward Bonn, Bradley Weber, Jerry Howard, and Response Telemedia, Inc.; b) a $0.2 million non-cash consulting expense incurred for warrants to purchase Company stock which were granted to outside consultants; c) an increase in accounting, printing, postage and investor relation fees related to the proxy fight and the Company's lawsuit referenced in item (a); and d) an increase in insurance and facility expenses.

                                  OTHER EXPENSE

Other expense increased from $0.9 million for the six months ended September 30, 2001 to $1.0 million for the six months September 30, 2002, representing an increase of 11%. This increase is due to an $117,500 write down in value of the Company's investment in Metro Global Media, Inc. ("Metro") stock and the write-off of $187,000 in non-cash debt offering costs related to the early repayment of the Company's debt obligations during the quarter ended June 30, 2002.

In July 1999, the Company entered into an agreement with Metro in which it received 250,000 shares of Metro common stock. The market value of this stock on the date of the transaction was $2.47 per share. Subsequent to this agreement Metro was delisted from the NASDAQ. During the quarter ended September 30, 2000, the Company wrote the Metro stock down to a value of $117,500. At that time, Metro was still thinly traded on NASDAQ's over-the-counter market at $0.47 per share. During the quarter ended June 30, 2002, the Metro stock ceased trading and the Company wrote off the remaining value of $117,500.

                         LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 2002, cash used in operating activities was $1.0 million and was primarily associated with a net loss of $6.7 million, an increase in accounts receivable of $1.0 million related to the Subscription/PPV TV Group and a $2.3 million increase in prepaid distribution rights related to the Company's licensing of content. This use of cash was offset by a $2.6 million restructuring charge related to closing the Internet Group's Los Angeles based data center facility, $3.8 million in depreciation and amortization, $0.5 million related to non-cash expenses from warrants issued to consultants for services and issued as offering costs related to debt obligations repaid during the period, and a $0.9 million increase in accounts payable and accrued liabilities.

For the six months ended September 30, 2001, cash provided by operating activities of $4.1 million was primarily associated with net income of $0.5 million, depreciation and amortization expense of $4.2 million, a $0.7 million decrease in accounts receivable, and a decrease of $1.6 million in other receivables and prepaid expenses. This cash provided by operations was offset by a $2.5 million increase in content licensing costs and a $0.7 million decrease in accrued liabilities.

Cash used in investing activities was $0.3 million for the six months ended September 30, 2002 compared to cash used in investing activities of $2.0 million for the six months ended September 30, 2001. Cash used in investing activities for the six months ended September 30, 2002 was primarily related to the purchase of software licenses, minor equipment upgrades to the Subscription/PPV TV

Group's digital broadcast facility and the purchase of encrypting equipment for new cable launches. Cash used in investing activities for the six months ended September 30, 2001 was primarily related to $0.5 million paid for the acquisition of the subscriber base of Emerald Media, Inc. by the Subscription/ PPV TV Group and $1.3 million related to the build out of office space for the Internet Group, the data center facility and the Boulder, Colorado headquarters.

Cash used in financing activities was $0.3 million for the six months ended September 30, 2002, compared to cash used in financing activities of $3.0 million for the six months ended September 30, 2001. Cash used in financing activities for the six months ended September 30, 2002 was related to $1.0 million paid on the Company's capital lease obligations. This use of cash was offset by the issuance of 1.4 million shares of Class A Redeemable Preferred Stock at $2.00 per share. The proceeds from this offering were used to repay $2.0 million of the Company's outstanding notes payable. An additional $1.0 million in debt was converted to 0.5 million shares of Class A Redeemable Preferred Stock during the six months ended September 30, 2002. The preferred stock pays dividends at 15.5% on a monthly and quarterly basis and is redeemable anytime at the Company's option until January 2004, by which time it must be redeemed.

Cash used in financing activities of $3.0 million for the six months ended September 20, 2001 was related to the repayment of $2.0 million in principal on the Company's outstanding debt obligations and $1.0 million in payments made on the Company's capital lease obligations.

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

Interest Rate Sensitivity. As of September 30, 2002, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company's borrowings are at fixed interest rates, limiting the Company's exposure to interest rate risk.

Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is involved in two material legal proceedings.

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

The Company entered into a settlement agreement with Mr. Weber on November 8, 2002 contemplating the dismissal with prejudice of the Company's causes of action against Mr. Weber and Mr. Weber's cross-complaints against the Company.

Although the ultimate outcome of Mr. Bonn's and Mr. Howard's cross-complaints, and the liability, if any, arising from such cross-complaints cannot be determined, management, after consultation and review with counsel, believes that the facts do not support their cross-complaints and that the Company has meritorious defenses. In the opinion of management, resolution of Mr. Bonn's and Mr. Howard's cross-complaints is not expected to have a material adverse effect on the financial position of the Company.

On August 3, 1999, the Company filed a lawsuit in District Court for the city and county of Denver (Colorado Satellite Broadcasting, Inc., et al. vs. Pleasure Licensing LLC, et al., case no 99CV4652) against Pleasure Licensing LLC and Pleasure Productions, Inc. (collectively "Pleasure") alleging breach of contract, breach of express warranties, breach of implied warranty of fitness for a particular purpose, and rescission, seeking the return of 700,000 shares of New Frontier Media stock and warrants for an additional 700,000 New Frontier Media shares which were issued to Pleasure in connection with a motion picture licensing agreement. Pleasure removed the District Court action to Federal District Court in Colorado and filed counterclaims related to the Company's refusal to permit Pleasure to sell the securities issued to Pleasure. Pleasure's counterclaims allege breach of contract, copyright and trademark infringement, and fraud. The counterclaims seek a declaratory judgment and monetary damages. The case has been set for trial in March 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held an annual meeting of its shareholders on August 20, 2002 (the "Annual Meeting").

(b) The Annual Meeting involved the election of directors. The directors elected at the meeting were Mark H. Kreloff, Michael Weiner, Alan L. Isaacman, Hiram
    J. Woo, Koung Y. Wong, Melissa Hubbard and Dr. Skender Fani.

(c) Two matters were voted on at the Annual Meeting, as follows:

    (i) The election of seven directors to the Board of Directors for the following year and until their successors are elected.

The votes were cast for this matter as follows:

                                                                                   BROKER
                                    FOR       AGAINST     ABSTAIN     WITHHELD    NON-VOTE
                                 ----------  ----------  ----------  ----------  ----------
Mark. H. Kreloff                 12,093,925                              91,910
Michael Weiner                   12,104,125                              81,710
Alan L. Isaacman                 12,105,405                              80,430
Hiram J. Woo                     12,100,425                              85,410
Kuong Y. Wong                    12,105,925                              79,910
Melissa Hubbard                  12,105,925                              79,910
Dr. Skender Fani                 12,105,925                              79,910
Edward J. Bonn                    6,583,613                             111,700
John B. Burns III                 6,584,413                             110,900
Carlton R. Jennings               6,584,413                             110,900
Gerard A. Maglio                  6,584,413                             110,900
Andrew H. Orgel                   6,572,513                             122,800
Stephen Peary                     6,584,413                             110,900
Bernard Stolar                    6,584,413                             110,900

    (ii) The ratification of the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending March 31, 2003.

The votes were cast for this matter as follows:

                                                                                   BROKER
                                    FOR       AGAINST     ABSTAIN     WITHHELD    NON-VOTE
                                 ----------  ----------  ----------  ----------  ----------
                                 18,694,964      45,072     141,112

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

10.1  Employment agreement between Ken Boenish and New Frontier Media, Inc.

10.2 Amendment IV to Teleport Services Agreement between Colorado Satellite Broadcasting, Inc. and Williams Vyvx Services

10.3 Amendment Number Two to the Agreement Between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service

99.1 Certification by CEO Mark Kreloff pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Act of 2002

99.2 Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act Act of 2002

b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          NEW FRONTIER MEDIA, INC.

                                          /s/ Karyn L. Miller

                                          Karyn L. Miller
                                          Chief Financial Officer
                                          (Principal Accounting Officer)
Dated: November 13, 2002

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                              ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of New Frontier Media, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mark Kreloff, Chief Executive Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Mark Kreloff

------------------------------------
Mark Kreloff
Chief Executive Officer
November 13, 2002

                            CERTIFICATION PURSUANT TO

                             18 U.S.C. SECTION 1350
                              ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of New Frontier Media, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karyn L. Miller, Chief Financial Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Karyn L. Miller

------------------------------------
Karyn L. Miller
Chief Financial Officer
November 13, 2002