Form 10-Q
period 2002-12-31
NEW FRONTIER MEDIA INC /CO/
filed 2003-02-14
CIK 847383

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

For the quarterly period ended December 31, 2002

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

As of February 13, 2003, 21,322,816 shares of Common Stock, par value $.0001, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                            NEW FRONTIER MEDIA, INC.
                                     Index

                                                                                     PAGE
                                                                                    NUMBER
                                                                                  --------------
     PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets as of December 31, 2002
             (Unaudited) and March 31, 2002....................................            3

             Condensed Consolidated Statements of Operations (Unaudited) for
             the quarter and nine months ended December 31, 2002 and 2001......            5

             Condensed Consolidated Statements of Comprehensive Income
             (Unaudited) for the quarter and nine months ended December 31,
             2002 and 2001.....................................................            6

             Condensed Consolidated Statements of Cash Flows (Unaudited) for
             the nine months ended December 31, 2002 and 2001..................            7

             Notes to Consolidated Financial Statements (Unaudited)...........             8

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................           17

     Item 3. Quantitative and Qualitative Disclosures about Market Risk........           29

     Item 4. Controls and Procedures...........................................           29

     PART II. OTHER INFORMATION

     Item 1. Legal Proceedings.................................................           31

     Item 6. Exhibits and Reports on Form 8-K..................................           31

     SIGNATURES................................................................           32

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)

                                     ASSETS

                                                                 (UNAUDITED)
                                                                 DECEMBER 31,         MARCH 31,
                                                                    2002                 2002
                                                                 ------------         ------------
CURRENT ASSETS:
  Cash and cash equivalents.................................       $  4,417             $  5,798
  Accounts receivable, net of allowance for doubtful
     accounts of $102 and $369, respectively................          4,748                4,253
  Prepaid distribution rights, net..........................          2,920                2,840
  Prepaid expenses..........................................            557                  754
  Deferred tax asset........................................             --                2,846
  Due from related party....................................             42                   47
  Other.....................................................            353                1,037
                                                                   --------             --------
       TOTAL CURRENT ASSETS.................................         13,037               17,575
                                                                   --------             --------

FURNITURE AND EQUIPMENT, net................................          4,276                8,230
                                                                   --------             --------

OTHER ASSETS:
  Prepaid distribution rights, net..........................          8,761                8,521
  Excess cost over fair value of net assets acquired, less
     accumulated amortization of $2,618.....................          3,743                3,743
  Deferred tax asset........................................             --                2,405
  Other identifiable intangible assets, net.................          1,241                3,241
  Deposits..................................................            902                  822
  Other.....................................................          3,153                3,595
                                                                   --------             --------
       TOTAL OTHER ASSETS...................................         17,800               22,327
                                                                   --------             --------
TOTAL ASSETS................................................       $ 35,113             $ 48,132
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000S)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 (UNAUDITED)
                                                                 DECEMBER 31,         MARCH 31,
                                                                    2002                 2002
                                                                 ------------         ------------
CURRENT LIABILITIES:
  Accounts payable..........................................       $  2,251             $  2,170
  Current portion of obligations under capital leases.......            978                1,615
  Deferred revenue..........................................          2,697                2,919
  Reserve for chargebacks/credits...........................             58                  339
  Current portion of notes payable..........................             --                3,000
  Accrued restructuring expense.............................          1,464                1,851
  Other accrued liabilities.................................          1,575                1,297
                                                                   --------             --------
       TOTAL CURRENT LIABILITIES............................          9,023               13,191
                                                                   --------             --------
LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current
     portion................................................            597                1,005
  Other.....................................................             --                    8
                                                                   --------             --------
       TOTAL LONG-TERM LIABILITIES..........................            597                1,013
                                                                   --------             --------
          TOTAL LIABILITIES.................................          9,620               14,204
                                                                   --------             --------

CLASS A REDEEMABLE PREFERRED STOCK..........................          3,750                   --
                                                                   --------             --------

SHAREHOLDERS' EQUITY
  Common stock, $.0001 par value, 50,000,000 shares
     authorized, 21,322,816 and 21,246,916 respectively,
     shares issued and outstanding..........................              2                    2
  Preferred stock, $.10 par value, 5,000,000 shares
     authorized:
     Class A, no shares issued and outstanding..............             --                   --
     Class B, no shares issued and outstanding..............             --                   --
  Additional paid-in capital................................         45,943               45,626
  Accumulated other comprehensive loss......................             --                 (106)
  Accumulated deficit.......................................        (24,202)             (11,594)
                                                                   --------             --------
       TOTAL SHAREHOLDERS' EQUITY...........................         21,743               33,928
                                                                   --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................       $ 35,113             $ 48,132
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000S)

                                                       (UNAUDITED)                 (UNAUDITED)
                                                      QUARTER ENDED             NINE MONTHS ENDED
                                                      DECEMBER 31,                DECEMBER 31,
                                                   -------------------         -------------------
                                                    2002        2001            2002        2001
                                                   -------     -------         -------     -------
SALES, net....................................     $ 8,590     $12,400         $27,467     $41,221
COST OF SALES.................................       4,413       6,104          14,141      20,124
                                                   -------     -------         -------     -------
GROSS MARGIN..................................       4,177       6,296          13,326      21,097
                                                   -------     -------         -------     -------
OPERATING EXPENSES:
  Sales and marketing.........................       1,449       1,793           4,760       6,231
  General and administrative..................       2,441       3,858          10,203      12,160
  Restructuring expense.......................        (256)         --           2,927          --
  Impairment expense..........................         805          --           1,341          --
  Goodwill amortization.......................          --         159              --         477
                                                   -------     -------         -------     -------
       TOTAL OPERATING EXPENSES...............       4,439       5,810          19,231      18,868
                                                   -------     -------         -------     -------
       OPERATING INCOME (LOSS)................        (262)        486          (5,905)      2,229
                                                   -------     -------         -------     -------
OTHER INCOME (EXPENSE):
  Interest income.............................          13          40              52         165
  Interest expense............................        (433)       (439)         (1,371)     (1,451)
  Loss on write-off of stock..................          --          --            (118)         --
  Litigation reserve..........................          --       1,680              --       1,680
  Other.......................................          --         341              --         341
                                                   -------     -------         -------     -------
       TOTAL OTHER INCOME (EXPENSE)...........        (420)      1,622          (1,437)        735
                                                   -------     -------         -------     -------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES.......................................        (682)      2,108          (7,342)      2,964
  Provision for income taxes..................      (5,266)       (845)         (5,266)     (1,190)
                                                   -------     -------         -------     -------
       NET INCOME (LOSS)......................      (5,948)      1,263         (12,608)      1,774
                                                   -------     -------         -------     -------
Basic/Diluted earnings (loss) per share.......     $  (.28)    $   .06         $  (.59)    $   .08
                                                   =======     =======         =======     =======
Basic weighted average number of common shares
  outstanding.................................      21,323      21,151          21,302      21,099
                                                   =======     =======         =======     =======
Diluted weighted average number of common
  shares outstanding..........................      21,323      22,168          21,302      22,235
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   IN (000'S)

                                                      (UNAUDITED)                   (UNAUDITED)
                                                     QUARTER ENDED               NINE MONTHS ENDED
                                                      DECEMBER 31,                 DECEMBER 31,
                                                  --------------------         ---------------------
                                                    2002        2001             2002         2001
                                                  --------     -------         ---------     -------
  Net income (loss)..........................     $ (5,948)    $1,263          $ (12,608)    $ 1,774
  Other comprehensive loss
     Unrealized loss on available-for-sale
       marketable securities, net of tax.....           --        (24)                --         (11)
                                                  --------     -------         ---------     -------
       Total comprehensive income (loss).....     $ (5,948)    $1,239          $ (12,608)    $ 1,763
                                                  ========     =======         =========     =======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                                       (UNAUDITED)
                                                                                    NINE MONTHS ENDED
                                                                                       DECEMBER 31,
                                                                                 ------------------------
                                                                                   2002            2001
                                                                                 --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................................      $(12,608)        $ 1,774
    Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
    Warrants issued/amortized for services and financing...................           581             624
    Amortization of deferred debt offering costs...........................           268             426
    Depreciation and amortization..........................................         5,684           6,478
    Asset impairment related to restructuring charge.......................         2,554              --
    Asset impairment.......................................................         1,341              --
    Write-off of marketable securities available for sale..................           118              --
    Decrease in legal reserve..............................................            --          (2,500)
    Deferred Income taxes..................................................         5,251              --
    (Increase) Decrease in operating assets
         Accounts receivable...............................................          (495)          1,189
         Deferred tax asset................................................            --             288
         Receivables and prepaid expenses..................................           359           1,538
         Prepaid distribution rights.......................................        (3,293)         (3,767)
         Other assets......................................................           397            (609)
    Increase (Decrease) in operating liabilities
         Accounts payable..................................................            81             544
         Deferred revenue, net.............................................          (222)           (767)
         Reserve for chargebacks/credits...................................          (281)            (56)
         Accrued restructuring cost........................................          (277)             --
         Other accrued liabilities.........................................           194             231
                                                                                 --------         -------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...........          (348)          5,393
                                                                                 --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and furniture....................................          (493)         (2,571)
    Purchase of subscriber base............................................            --            (500)
                                                                                 --------         -------
         NET CASH USED IN INVESTING ACTIVITIES.............................          (493)         (3,071)
                                                                                 --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations..................................        (1,314)         (1,602)
    Payment (Borrowing) of related party notes payable/receivable..........             4             (40)
    Decrease in note payable...............................................        (2,000)         (2,000)
    Increase in debt offering costs........................................          (225)             --
    Issuance of common stock...............................................           245             144
    Issuance of redeemable Class A preferred stock.........................         2,750              --
                                                                                 --------         -------
         NET CASH USED IN FINANCING ACTIVITIES.............................          (540)         (3,498)
                                                                                 --------         -------
NET DECREASE IN CASH.......................................................        (1,381)         (1,176)
CASH AND CASH EQUIVALENTS, beginning of period.............................         5,798           8,667
                                                                                 --------         -------
CASH AND CASH EQUIVALENTS, end of period...................................      $  4,417         $ 7,491
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

The results of operations for the quarter and nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year. Certain amounts reported for prior periods have been reclassified to conform to the current year's presentation.

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In April 2002, the Financial Accounting Standards Board ("FASB") adopted Statement of Financial Accounting Standards 145 Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and amends FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company believes that this statement will not have a significant impact on its results of operations or financial position upon adoption.

In July 2002, FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is still assessing this new standard but does not believe that it will have a material effect on its results of operations or financial condition upon adoption.

In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Under the provisions of Statement 123 that remain unaffected by Statement 148, companies may either recognize expenses on a fair value based method in the income statement or disclose the pro forma effects of that method in the footnotes to the financial statements. The Company is still assessing this new standard but does not believe that it will have a material effect on its results of operation or financial condition upon adoption.

NOTE 2 -- EARNINGS (LOSS) PER SHARE

The components of basic and diluted earnings per share are as follows (in 000s):

                                                   QUARTER ENDED         NINE MONTHS ENDED
                                                   DECEMBER 31,             DECEMBER 31,
                                                -------------------     --------------------
                                                 2002        2001         2002        2001
                                                -------     -------     --------     -------
Net income (loss)............................   $(5,948)    $ 1,263     $(12,608)    $ 1,774
                                                =======     =======     ========     =======
Average outstanding shares of common stock...    21,323      21,151       21,302      21,099
Dilutive effect of Warrants/Employee Stock
  Options....................................     --          1,017        --          1,136
                                                -------     -------     --------     -------
Common stock and common stock equivalents....    21,323      22,168       21,302      22,235
                                                =======     =======     ========     =======
Basic/Diluted earnings (loss) per share......   $  (.28)    $   .06     $   (.59)    $   .08
                                                =======     =======     ========     =======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares and because the Company reported a net loss during the period were approximately 7,356,000 for the period ended December 31, 2002. Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares for the quarter and nine months ended December 31, 2001 were approximately 6,034,000 and 5,915,000, respectively. Inclusion of these options and warrants would be antidilutive.

NOTE 3 -- SHAREHOLDERS' EQUITY

During the quarter and nine months ended December 31, 2002, the Company issued 0 and 75,900 shares of common stock, respectively, upon the exercise of compensatory options.

NOTE 4 -- STOCK OPTIONS AND WARRANTS

The Company grants warrants to consultants for services provided allowing them to purchase common stock of New Frontier Media. During the quarter and nine months ended December 31, 2002, 0 and 50,000 warrants valued at $0 and $72,000, respectively, were issued.

NOTE 5 -- SEGMENT INFORMATION

For internal reporting purposes, the Company has two reportable segments: 1) Subscription/Pay-Per-View TV and 2) Internet Group.

The following tables represent unaudited financial information by reportable segment (in 000s):

                                                    QUARTER ENDED                  NINE MONTHS ENDED
                                                    DECEMBER 31,                     DECEMBER 31,
                                             ---------------------------      ---------------------------
                                               2002            2001             2002            2001
                                             -----------     -----------      -----------     -----------
NET REVENUE
     Subscription/Pay-Per-View TV........      $ 6,806         $ 7,309          $20,900         $21,876
     Internet Group......................        1,784           5,070            6,567          19,262
     Corporate Administration............       --                  21           --                  83
                                               -------         -------          -------         -------
          Total..........................      $ 8,590         $12,400          $27,467         $41,221
                                               =======         =======          =======         =======
SEGMENT PROFIT (LOSS)
     Subscription/Pay-Per-View TV........      $ 1,369         $ 1,419          $ 4,350         $ 4,442
     Internet Group......................         (541)            160           (4,751)          2,007
     Corporate Administration............       (1,510)            529           (6,941)         (3,485)
                                               -------         -------          -------         -------
          Total..........................      $  (682)        $ 2,108          $(7,342)        $ 2,964
                                               =======         =======          =======         =======
INTEREST INCOME
     Subscription/Pay-Per-View TV........      $    --         $    --          $    --         $     2
     Internet Group......................           --               2                1               4
     Corporate Administration............           13              38               51             159
                                               -------         -------          -------         -------
          Total..........................      $    13         $    40          $    52         $   165
                                               =======         =======          =======         =======
INTEREST EXPENSE
     Subscription/Pay-Per-View TV........      $    40         $    36          $   108         $   140
     Internet Group......................          129             101              247             315
     Corporate Administration............          264             302            1,016             996
                                               -------         -------          -------         -------
          Total..........................      $   433         $   439          $ 1,371         $ 1,451
                                               =======         =======          =======         =======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                    QUARTER ENDED                  NINE MONTHS ENDED
                                                    DECEMBER 31,                     DECEMBER 31,
                                             ---------------------------      ---------------------------
                                               2002            2001             2002            2001
                                             -----------     -----------      -----------     -----------
DEPRECIATION AND AMORTIZATION
     Subscription/Pay-Per-View TV........      $ 1,485         $ 1,336          $ 4,276         $ 3,799
     Internet Group......................          317             906            1,398           2,665
     Corporate Administration............            2               6               10              14
                                               -------         -------          -------         -------
          Total..........................      $ 1,804         $ 2,263          $ 5,684         $ 6,478
                                               =======         =======          =======         =======

                                             DECEMBER 31,     MARCH 31,
                                                2002            2002
                                             ------------     ---------
IDENTIFIABLE ASSETS
     Subscription/Pay-Per-View TV.........     $ 27,734        $27,334
     Internet Group.......................        4,410         11,029
     Corporate Administration.............       17,874         29,118
     Eliminations.........................      (14,905)       (19,349)
                                               --------        -------
          Total...........................     $ 35,113        $48,132
                                               ========        =======

NOTE 6 -- MAJOR CUSTOMER

The Company's major customer (revenues in excess of 10% of total sales) is EchoStar Communications Corporation ("EchoStar"). EchoStar is included in the Subscription/Pay-Per-View TV Segment. Revenue from EchoStar's DISH Network as a percentage of total revenue is as follows:

                                                       QUARTER ENDED             NINE MONTHS ENDED
                                                       DECEMBER 31,                 DECEMBER 31,
                                                    -------------------         --------------------
                                                     2002        2001             2002        2001
                                                    -------     -------         --------     -------
  EchoStar.....................................         36%        29%               36%        26%

At December 31, 2002 and March 31, 2002, accounts receivable from EchoStar was approximately $3,137,000 and $2,264,000, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable. The loss of its significant customer could have a materially adverse effect on the Company's business, operating results or financial condition.

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

During the quarter ended June 30, 2002, the Company adopted a restructuring plan with respect to the Internet Group's data center facility. The Company closed the Internet Group's in-house data center in Sherman Oaks, California and moved the management of its servers, bandwidth and content delivery to its Boulder, Colorado facility. The Company believes that it is more cost effective to manage these functions as part of its technical infrastructure in Boulder.

Total restructuring charges of approximately $3.0 million related to this plan were recorded during the nine months of fiscal year 2003, of which $28,000 related to the termination of 10 employees. Also included in this charge was approximately $439,000 related to the data center space in Sherman Oaks that the Company is attempting to sublet and approximately $2,553,000 of expenses related to excess computer equipment.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

During the quarter ended December 31, 2002 the Company lowered the accrued restructuring charges approximately $256,000 due to a change in estimate with respect to several employment contracts.

                                                                        SEVERANCE AND
                                          ASSET          EXCESS         TERMINATION       WIND
              (IN 000S)                 IMPAIRMENT     OFFICE SPACE     BENEFITS          DOWN     TOTALS
-------------------------------------   -----------    -------------    -------------    ------    --------
Fiscal Year 2002 Provision...........     $ 1,087         $ 1,235           $ 822        $  14      $3,158
Fiscal Year 2002 Provision
Activity.............................      (1,087)             --            (207)         (13)     (1,307)
                                          -------         -------           -----        ------     ------
Balance at March 31, 2002............          --           1,235             615            1       1,851
Fiscal Year 2003 Provision...........       2,662             331              28           20       3,041
Fiscal Year 2002 Provision
Adjustment...........................          --             286            (397)          --        (111)
Fiscal Year 2003 Provision
Adjustment...........................        (109)            108              --           --          (1)
Fiscal Year 2002 Provision
Activity.............................          --            (448)           (202)          (1)       (651)
Fiscal Year 2003 Provision
Activity.............................      (2,553)            (88)            (12)         (12)     (2,665)
                                          -------         -------           -----        ------     ------
Balance at December 31, 2002.........     $    --         $ 1,424           $  32        $   8      $1,464
                                          =======         =======           =====        ======     ======

NOTE 8 -- CLASS A REDEEMABLE PREFERRED STOCK

As of the quarter ending June 30, 2002, the Company authorized a series of shares of 2 million Class A Redeemable Preferred Stock, par value $2 per share, of which 1.875 million shares are outstanding. The outstanding preferred stock was issued in May and June of 2002 the proceeds of which were used to satisfy outstanding notes payable of approximately $3,000,000 owed by the Company at March 31, 2002 and for working capital purposes.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

The following presents a comparison of net (loss) earnings and (loss) earnings per share for the quarter and nine months ended December 31, 2002 to the respective adjusted amounts for the quarter and nine months ended December 31, 2001 that would have been reported had SFAS No. 142 been in effect during the prior year (in 000s).

                                                       (UNAUDITED)                      (UNAUDITED)
                                                      QUARTER ENDED                  NINE MONTHS ENDED
                                                      DECEMBER 31,                     DECEMBER 31,
                                               ---------------------------      ---------------------------
                                                 2002            2001              2002           2001
                                               -----------     -----------      -----------     -----------
     Reported net (loss) earnings...........     $(5,948)        $ 1,263         $ (12,608)       $ 1,774
     Goodwill amortization..................          --             159                --            477
                                                 -------         -------         ---------        -------
     Adjusted net (loss) earnings...........     $(5,948)        $ 1,422         $ (12,608)       $ 2,251
                                                 =======         =======         =========        =======
     Net (loss) earnings per share--basic
       Reported net (loss) earnings.........     $  (.28)        $   .06         $    (.59)       $   .08
       Goodwill amortization................          --             .01                --            .03
                                                 -------         -------         ---------        -------
          Adjusted net (loss) earnings per
            share--basic....................     $  (.28)        $   .07         $    (.59)       $   .11
                                                 =======         =======         =========        =======
     Net (loss) earnings per share--diluted
       Reported net (loss) earnings.........     $  (.28)        $   .06         $    (.59)       $   .08
       Goodwill amortization................          --              --                --            .02
                                                 -------         -------         ---------        -------
          Adjusted net (loss) earnings per
            share--diluted..................     $  (.28)        $   .06         $    (.59)       $   .10
                                                 =======         =======         =========        =======

The components of other intangible assets are as follows (in 000s):

                                              DECEMBER 31, 2002
                                                 (UNAUDITED)                      MARCH 31, 2002
                                        ------------------------------    ------------------------------
                                        GROSS CARRYING    ACCUMULATED     GROSS CARRYING    ACCUMULATED
       AMORTIZED INTANGIBLE ASSETS        AMOUNT          AMORTIZATION      AMOUNT          AMORTIZATION
     --------------------------------   --------------    ------------    --------------    ------------
     URLs............................       $2,689           $2,032           $4,713           $2,138
     Other...........................       $  775           $  191           $  775           $  109

Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be approximately $459,000 in 2004, $317,000 in 2005, $109,000 in 2006, $109,000 in 2007 and $109,000 in 2008.

NOTE 10 -- ASSET IMPAIRMENT CHARGES

During the quarter and nine months ended December 31, 2002, the Company recognized impairment losses on certain URLs of approximately $805,000 and $1,341,000, respectively, in connection with the Internet Group. Management identified certain conditions including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to certain of the Company's URLs as indicators of asset impairment. These conditions led to operating results and forecasted

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

future results that were substantially less than had been anticipated at the time of the Company's acquisition of IGI, ITN, and CTI. The Company revised its projections and determined that the projected results would not fully support the future amortization of the URLs associated with IGI, ITN, and CTI. In accordance with the Company's policy, management assessed the recoverability of the URLs using a cash flow projection based on the remaining amortization period of two to four years. Based on this projection, the undiscounted sum of the estimated cash flow over the remaining amortization periods was insufficient to fully recover the intangible asset balance.

The Company follows the provisions of Statement of Accounting Standards (SFAS) 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss. Impairment losses are measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the assets.

NOTE 11 -- LEGAL PROCEEDINGS

The Company is involved in two material legal proceedings. Reference is made to the Company's Form 10-Q filing for the fiscal period ended September 30, 2002 for a detailed description thereof.

The first legal proceeding relates to a 13-Count Complaint filed by the Company in the Superior Court of the State of California for the County of Los Angeles against: (i) Mr. Edward Bonn and Mr. Bradley A. Weber; (ii) Jerry D. Howard, the former Chief Financial Officer of Interactive Gallery, Inc. ("IGallery"), Interactive Telecom Network, Inc. ("ITN") and Card Transactions, Inc. ("CTI");
(iii) Response Telemedia, Inc. ("RTI"), a California corporation owned by Mr. Bonn; and (iv) BEF LLC and Beacon Ocean LLC, Messrs. Bonn's and Weber's family trusts, respectively.

The Complaint's allegations arise, in part, out of the Company's purchase of 100 percent of the issued and outstanding shares of IGallery and ITN and 90 percent of the issued and outstanding shares of CTI from defendants Bonn, Weber, and Howard on October 27, 1999. The Complaint alleges, among other things, that, from early 1999 to the date of the closing, defendants Bonn, Weber, and Howard knowingly made material misrepresentations or omissions regarding, among other things, IGallery's business, business practices and prospects for the purpose of inducing the Company to purchase the defendants' stock holdings of IGallery, ITN and CTI.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

damages from the Company, alleging that the Company breached its employment agreements with Messrs. Bonn, Weber and Howard by terminating their employment on May 28, 2002, and in the case of Mr. Weber, that the Company wrongfully terminated his stock options.

During the fiscal quarter ended December 31, 2002, the Company settled its litigation with Mr. Weber.

The second legal proceeding relates to a complaint filed by the Company on August 3, 1999 in District Court for the city and county of Denver (Colorado Satellite Broadcasting, Inc., et al. vs. Pleasure Licensing LLC, et al., case no 99CV4652) against Pleasure Licensing LLC and Pleasure Productions, Inc. (collectively "Pleasure") alleging breach of contract, breach of express warranties, breach of implied warranty of fitness for a particular purpose, and rescission, seeking the return of 700,000 shares of New Frontier Media stock and warrants for an additional 700,000 New Frontier Media shares which were issued to Pleasure in connection with a motion picture licensing agreement. Pleasure removed the District Court action to Federal District Court in Colorado and filed counterclaims related to the Company's refusal to permit Pleasure to sell the securities issued to Pleasure. Pleasure's counterclaims allege breach of contract, copyright and trademark infringement, and fraud. The counterclaims seek a declaratory judgment and monetary damages.

The Pleasure Productions litigation had previously been set for trial in March 2003. The trial date has since been vacated by the court at the request of counsel for Pleasure Productions. A new trial date has not yet been set.

NOTE 12 -- COMMITMENTS
EMPLOYMENT CONTRACTS

In August 2002, the Company entered into employment contracts with the Company's Chief Financial Officer and TEN's President. The employment contracts expire in March 2004 and March 2003, respectively.

Commitments under these obligations are as follows:

YEAR ENDED MARCH 31,
---------------------
        2003                        $363,000
        2004                        $157,800

For the President, if certain financial criteria are met, an additional $250,000 in bonus could be paid in fiscal year 2003. For the Chief Financial Officer, the bonus is discretionary.

If the Company experiences a change in control (as defined in Note 8), the executives may terminate their employment, or if the executives are terminated without cause within six months of the change in control, the executives are entitled to: (i) all accrued obligations; (ii) all base salary for the duration of the employment period or for one year, whichever is less; and (iii) for the Chief Financial Officer, the amount of bonus, if any, paid to the Chief Financial Officer for the fiscal year preceding the change of control; and for the President, the bonus of $250,000.

NOTE 13 -- DEFERRED TAX ASSETS

The Company has deferred tax assets that have arisen primarily as a result of operating losses incurred and other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets. During the quarter ended December

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

31, 2002, the Company determined that it is more likely than not that its deferred tax assets will not be realized and accordingly has recorded income tax expense and valuation allowance against the net deferred tax assets of $5.3 million. If the Company generates future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

NOTE 14 -- SUBSEQUENT EVENTS

The Internet Group will be restructuring its operations during the fourth quarter of the current fiscal year. This final restructuring will result in at least a 50% reduction in work force and the elimination of the PPC, sale of exit traffic, and email revenue streams. The Internet Group will focus primarily on the sale of content packages to adult webmasters and the marketing of its premiere broadband site, www.ten.com, to third party gatekeepers such as On Command and to consumers viewing the Subscription/PPV TV Group's networks. All traffic from its domain names will be directed to ten.com and this will be the only site that is maintained and marketed by the Group. This restructuring will be completed by the end of the fourth quarter.

Effective February 14, 2003, Mark Kreloff resigned as the Company's Chairman and Chief Executive Officer. Mr. Kreloff will continue to serve as a director of the Company and will remain employed by the Company through March 31, 2003.

Michael Weiner, who has served as Executive Vice President of the Company, has been appointed by the Company's Board of Directors to the office of President.

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

The following table reflects the Company's results of operations for the quarters and nine months ended December 31, 2002 and 2001.

                             RESULTS OF OPERATIONS

                                                      (IN MILLIONS)           (IN MILLIONS)
                                                      QUARTER ENDED         NINE MONTHS ENDED
                                                      DECEMBER 31,            DECEMBER 31,
                                                    -----------------       -----------------
                                                    2002        2001        2002        2001
                                                    -----       -----       -----       -----
    NET REVENUE
    Subscription/Pay-Per-View TV
         Cable/DBS...............................   $ 5.0       $ 5.0       $15.3       $14.7
         C-Band..................................     1.8         2.3         5.6         7.2
    Internet Group
         Net Membership..........................     1.2         3.2         4.4        12.7
         Sale of Content.........................     0.3         0.4         1.0         1.5
         Sale of Traffic.........................     0.3         1.4         1.2         4.7
         Other...................................     0.0         0.1         0.0         0.4
                                                    -----       -----       -----       -----
         TOTAL...................................   $ 8.6       $12.4       $27.5       $41.2
                                                    =====       =====       =====       =====
    COST OF SALES
    Subscription/Pay-Per-View TV.................   $ 3.6       $ 3.5       $10.5       $10.0
    Internet Group...............................     0.8         2.6         3.6        10.1
                                                    -----       -----       -----       -----
         TOTAL...................................   $ 4.4       $ 6.1       $14.1       $20.1
                                                    =====       =====       =====       =====
    OPERATING INCOME (LOSS)
    Subscription/Pay-Per-View TV.................   $ 1.4       $ 1.4       $ 4.4       $ 4.5
    Internet Group...............................     0.2         0.3        (0.2)        2.3
    Restructuring Expense........................     0.2         0.0         2.9         0.0
    Asset Impairment Expense.....................    (0.8)        0.0        (1.3)        0.0
    Corporate Administration.....................    (1.3)       (1.2)       (5.9)       (4.6)
                                                    -----       -----       -----       -----
         TOTAL...................................   $(0.3)      $ 0.5       $(5.9)      $ 2.2
                                                    =====       =====       =====       =====

NET REVENUE

Net revenue for the Company was $8.6 million and $27.5 million for the quarter and nine months ended December 31, 2002, respectively, as compared to $12.4 million and $41.2 million for the quarter and nine months ended December 31, 2001, respectively, representing decreases of 31% and 33%.

The decline in net revenue for the quarter ended December 31, 2002 is due to a 65% decrease in net revenue generated by the Internet Group and a 7% decrease in net revenue generated by the Subscription/PPV TV Group. Net revenue for the Internet Group declined from $5.1 million for the quarter ended December 31, 2001 to $1.8 million for the quarter ended December 31, 2002. Revenue from the Subscription/PPV TV Group declined from $7.3 million for the quarter ended December 31, 2001 to $6.8 million for the quarter ended December 31, 2002 as a result of a $0.5 million decrease in its C-Band revenue. Revenue generated by the Internet Group declined from 41% of total net revenue for the quarter to 21% of total net revenue for the quarter.

The decline in net revenue for the nine months ended December 31, 2002 is a result of a 66% decrease in revenue generated by the Internet Group and a 5% decrease in revenue generated by the Subscription/PPV TV Group. Net revenue for the Internet Group declined from $19.3 million for the nine months ended December 31, 2001 to $6.6 million for the nine months ended December 31, 2002. Net revenue for the Subscription/PPV TV Group declined from $21.9 million for the nine months ended December 31, 2001 to $20.9 million for the nine months ended December 31, 2002 due to a decrease of $1.6 million in its C-Band revenue.

OPERATING INCOME (LOSS)

Operating income (loss) for the Company decreased to a loss of $0.3 million for the quarter ended December 31, 2002 from operating income of $0.5 million for the quarter ended December 31, 2001. Operating income (loss) for the Company decreased to a loss of $5.9 million for the nine months ended December 31, 2002 from income of $2.2 million for the nine months ended December 31, 2001.

The decrease in operating income for the quarter ended December 31, 2002 is related to an asset impairment charge in the amount of $0.8 million. The Company recognized an impairment loss on certain URLs used by the Internet Division. Management identified certain conditions, including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to the Company's URLs, as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of IGI, ITN, and CTI. The Company revised its projections and determined that the projected results would not fully support the future amortization of the URLs associated with IGI, ITN, and CTI.

The decrease in operating income for the nine months ended December 31, 2002 is related to a decrease in operating income generated by the Internet Group, a $2.9 million restructuring charge taken during the quarter ended June 30, 2002 related to closing the Internet Group's Los Angeles based data center facility, a $1.3 asset impairment charge for the write down of certain Internet Group URLs, and a $1.9 million increase in operating expenses at the Corporate Administration level related to the Company's proxy fight and the lawsuit filed against Edward Bonn, Bradley Weber, Jerry Howard and Response Telemedia, Inc. The Internet Group's operating income declined from income of $2.3 million to an operating loss of $0.2 million for the nine months ended December 31, 2002.

SUBSCRIPTION/PAY-PER-VIEW (PPV) TV GROUP

The following table outlines the current distribution environment and addressable households for each network:

                                                  ESTIMATED ADDRESSABLE HOUSEHOLDS
                                            ---------------------------------------------
                                                           (IN THOUSANDS)
                                              AS OF             AS OF
                                            DECEMBER 31,      DECEMBER 31,
     NETWORK         DISTRIBUTION METHOD       2002              2001           % CHANGE
-----------------    -------------------    -------------     -------------     ---------
Pleasure             Cable/DBS                   7,800            17,300           -55%
TeN                  Cable/DBS                  10,000             8,000            25%
ETC                  Cable/DBS                   5,000             3,500            43%
Video On Demand      Cable                       4,900               500           880%
Extasy               C-band/Cable/DBS            8,700             7,600            14%(1)
True Blue            C-band                        660               840           -21%(1)
XClips (2)           C-band                        660               840           -21%(1)
                                               -------           -------
TOTAL ADDRESSABLE SUBSCRIBERS                   37,720            38,580
                                               =======           =======

(1) % change gives effect to a 30% decline in the C-band market's total addressable households. Total addressable C-Band households declined from 840,000 as of December 31, 2001 to 590,000 as of December 31, 2002.

(2) This network was formerly known as X-Cubed. The network was renamed XClips in August 2002.

NET REVENUE

Total net revenue for the Subscription/PPV TV Group was $6.8 million for the quarter ended December 31, 2002, representing a 7% decrease from $7.3 million for the quarter ended December 31, 2001. Of total net revenue, C-Band net revenue was $1.8 million for the quarter ended December 31, 2002 as compared to $2.3 million for the quarter ended December 31, 2001, representing a decrease of 22%. Revenue from the Group's Cable/DBS services for both quarters ended December 31, 2002 and 2001 was $5.0 million. Revenue from the Group's Cable/DBS services is responsible for 74% of the Group's total net revenue for the quarter ended December 31, 2002, as compared to 68% for the quarter ended December 31, 2001.

Total net revenue for the Subscription/PPV TV Group was $20.9 million for the nine months ended December 31, 2002, representing a 5% decrease from $21.9 million for the nine months ended December 31, 2001. Of total net revenue, C-Band net revenue was $5.6 million for the nine months ended December 31, 2002 as compared to $7.2 million for the nine months ended December 31, 2001, representing a decrease of 22%. Revenue from the Group's Cable/DBS services for the nine months ended December 31, 2002 was $15.3 million as compared to $14.7 million for the nine months ended December 31, 2001, representing an increase of 4%. Revenue from the Group's Cable/DBS services is responsible for 73% of the Group's total net revenue for the nine months ended December 31, 2002, as compared to 67% for the nine months ended December 31, 2001.

The decrease in C-Band revenue for the quarter and nine months ended December 31, 2002 is due to the continued decline of the C-Band market as consumers convert from C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has decreased 30% since December 31, 2001, from 840,000 addressable subscribers to 590,000 addressable subscribers as of December 31, 2002. The Subscription/PPV TV Group experienced a decline in subscriptions to its three C-Band networks of 23% during this same period. In addition, the Subscription/PPV TV Group terminated its third party C-Band distributor contracts during the past year because the contracts were deemed by management to be no longer favorable to the Group. The Subscription/PPV TV Group experienced a 7% decrease in the number of subscriptions to its networks due to the termination of these contracts.

During the quarter ended September 30, 2002, the Subscription/PPV TV Group reformatted and renamed its X-Cubed C-Band network. The new network, named XClips, is a least-edited "clip" formatted network, similar to the Group's ETC network. This change in format allows the Group to use its library content to program the network instead of licensing new content, and provides the C-Band consumer with a uniquely formatted programming option on the platform.

The increase in Cable/DBS revenue for the nine months ended December 31, 2002 is a result of the following changes in product mix as described in more detail below: 1) an increase in revenue from the Extasy network, 2) a decrease in revenue from the Pleasure network, 3) an increase in revenue from the Group's Video-on-Demand ("VOD") services, 4) a decrease in revenue from the TeN network, and 5) the addition of a new revenue stream from product advertising on the Group's networks.

As of December 31, 2002, Extasy was available to 8.1 million Cable/DBS addressable subscribers up from 6.8 million Cable/DBS addressable subscribers as of December 31, 2001, an increase of 19%. This increase is due to EchoStar Communication Corporation's DISH network ("DISH") moving the Extasy network from its satellite at 110 degrees, where it has resided since its launch on DISH, to its satellite at 119 degrees. Significantly more addressable subscribers view DISH's satellite at 119 degrees than its satellite at 110 degrees. This change in satellite location, coupled with an increase in the retail price for PPV and subscription transactions that was implemented by DISH in September 2001, increased revenue from the Extasy network by 16% year over year for the nine months ended December 31, 2002.

Pleasure was available to 7.8 million addressable subscribers as of December 31, 2002, representing a 55% decline from 17.3 million subscribers as of December 31, 2001. This decrease in addressable subscribers is a result of disaffiliations by DISH and Hughes Electronic Corporation's DirecTV ("DirecTV") that occurred during the prior fiscal year when both companies decided to increase the number of partially edited services on their platforms and decrease the number of "most edited" services. These disaffiliations resulted in a 46% decline in revenue year-over-year for the nine months ended December 31, 2002 from the Pleasure network. This decline in revenue generated by the Pleasure network from DISH and DirecTV was offset by a 20% increase in revenue from the addition of addressable subscribers from other Cable affiliates.

The decrease in revenue from the Pleasure network was further offset by an increase in revenue from the Subscription/PPV TV Group's VOD services which are provided to cable operators in both its Pleasure and TeN editing formats. The Group is currently the exclusive provider of adult content for Time Warner Cable's ("Time Warner") VOD services and added new VOD distribution with Charter Communications, Inc. ("Charter") and Comcast Corporation during the current fiscal year. As of December 31, 2002, the Group's VOD services were available to
4.9 million addressable households, up from 0.5 million as of December 31, 2001. Revenue from VOD accounted for 6% of the Subscription/PPV TV Group's total Cable/DBS revenue for the nine months ended December 31, 2002.

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

Revenue from the Group's TeN network declined year-over-year for the nine months ended December 31, 2002, due to a 20% year-over-year decrease in the number of monthly and annual DISH subscribers. This decline in subscribers has been ongoing since DISH converted TeN to a PPV service in 1999. In addition, PPV buys for TeN on the DISH platform have declined year-over-year due to the addition of a competing network of the same editing standard that was added to the DISH platform in September 2001.

The Subscription/PPV TV Group added a new revenue stream during the fourth quarter of its fiscal year ended March 31, 2002, related to the advertising of adult lifestyle products on its networks and the selling of traditional "spot" advertising. The Group partners with third parties for the sale and fulfillment of these adult lifestyle products and shares in any revenue generated by the advertisement of the product on its networks. This revenue stream accounted for 6% of the Subscription/PPV TV Group's total quarterly Cable/DBS revenue and 7% of the total Cable/DBS revenue for the nine months ended December 31, 2002.

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

The Subscription/PPV TV Group is re-branding its family of networks around the TeN "umbrella" brand and launched two new 24-hour partially edited services in January 2003. The new channel launches will address the increasing demand from consumers for the Group's partially edited services. The Group currently has launch commitments from three MSO's, representing 500,000 addressable subscribers, for the new partially edited networks.

The two new networks are named TeN Blue and TeN Blox. TeN Blue will be a partially edited service offering amateur, ethnic and urban oriented feature programming. TeN Blox will be the "clip" sister service to TeN Blue (i.e., the same "clip" format as ETC and XClips). Content costs to program these networks will be minimal since the Subscription/PPV TV Group can use content from its licensed library of titles.

The Subscription/PPV TV Group will be renaming its networks as follows in January 2003: Pleasure to remain Pleasure, TeN to remain TeN, ETC to be renamed TeN Clips, Extasy to be renamed TeN Xtsy, XClips to be renamed TeN Max, and True Blue to be renamed TeN Blue Plus.

COST OF SALES

Cost of sales for the Subscription/PPV TV Group was $3.6 million, or 53% of revenue, for the quarter ended December 31, 2002, as compared to $3.5 million, or 48% of revenue, for the quarter ended December 31, 2001, an increase of 3%. Cost of sales for the Subscription/PPV TV Group was $10.5 million or 50% of revenue for the nine months ended December 31, 2002, as compared to $10.0 million or 46% of revenue for the nine months ended December 31, 2001, an increase of 5%.

Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, amortization of content licenses, and the Subscription/PPV TV Group's in-house call center for its C-Band business.

The increase in cost of sales for the quarter and nine months is due to: a) an increase in the amortization of the Group's content licenses and b) an increase in costs associated with the digital broadcast center as the Group has added additional functionalities and redundancies. These increases were offset by declines in the Group's transponder and C-band call center costs.

The Subscription/PPV TV Group renegotiated the contract for two of its analog satellite transponders that it uses for its C-Band networks. Beginning in January 2003, this renegotiation will result in savings of $1.0 million over the next twelve months.

The Subscription/PPV TV Group's transponder costs will increase 11% and its uplinking costs will increase 5% for the addition of its two new networks in January 2003. In addition, the Group will be conforming the content and scheduling its two new networks in-house instead of outsourcing these functions to a third party as it has done with its other networks. The Subscription/PPV TV Group anticipates transitioning these functions for all of its networks in-house over the next twelve to twenty-four months.

OPERATING INCOME

Operating income for the Subscription/PPV TV Group was $1.4 million for the quarters ended December 31, 2002 and 2001. Operating income for the Subscription/PPV TV Group for the nine months ended December 31, 2002 was $4.4 million as compared to operating income of $4.5 million for the nine months ended December 31, 2001, representing a decrease of 2%.

The Subscription/PPV TV Group's gross margins declined from 52% and 54% for the quarter and nine months ended December 31, 2001, respectively, to 47% and 50% for the quarter and nine months ended December 31, 2002, respectively. This decline in gross margin was offset by a decrease in operating expenses as a percentage of revenue. Operating expenses as a percentage of revenue declined from 33% for the quarter and nine months ended December 31, 2001, to 26% and 29% for the quarter and nine months ended December 31, 2002.

Operating expenses for the Subscription/PPV TV Group declined 25% and 18% for the quarter and nine months ended December 31, 2002. The decrease in operating expenses for the quarter and nine months ended December 31, 2002 is due to a decline in: a) the costs associated with the Group's C-Band barker channel, b) advertising costs, c) payroll costs due to the elimination of two senior manager positions, and d) commissions paid to the Group's sales people as a result of a change in the commission plan and a decline in the number of people being commissioned. The decline in these costs were offset by increases in: a) equipment lease costs related to the addition of several new operating leases,
b) legal costs incurred for new affiliate contracts, c) depreciation expense related to equipment purchases, and d) facility costs related to moving the sales, marketing, and promotions departments to a new location in Boulder, Colorado.

In addition, due to an accounting pronouncement change, goodwill and intangible assets with indefinite lives are no longer required to be amortized and are, instead, tested for impairment on an annual basis using the guidance for measuring impairment as set forth in SFAS 142, "Goodwill and Other Intangible Assets". Goodwill amortization was $159,000 and $477,000 for the quarter and nine months ended December 31, 2001, respectively.

                                 INTERNET GROUP

NET REVENUE

Total net revenue for the Internet Group was $1.8 million for the quarter ended December 31, 2002, as compared to $5.1 million for the quarter ended December 31, 2001, representing a decrease of 65%. Total net revenue for the Internet Group was $6.6 million for the nine months ended December 31, 2002 as compared to $19.3 million for the nine months ended December 31, 2001, representing a decrease of 66%. The Internet Group's revenue is comprised of membership revenue from its consumer-based web sites, revenue from the sale of its content feeds, and revenue from the sale of exit traffic.

Net membership revenue for the Internet Group was $1.2 million for the quarter ended December 31, 2002, as compared to net membership revenue of $3.2 million for the quarter ended December 31, 2001, representing a decrease of 63%. Net membership revenue for the Internet Group was $4.4 million for the nine months ended December 31, 2002, as compared to net membership revenue of $12.7 million for the nine months ended December 31, 2001, representing a decrease of 65%.

The Internet Group has seen a decline in its net membership revenue for the quarter and nine months as a result of a decrease in traffic to its sites. This decrease in traffic to the Internet Group's sites during the quarter and nine months ended December 31, 2002 is due to the elimination of almost all traffic acquisition costs. The Internet Group ceased purchasing traffic for its web sites during the current fiscal year and has, instead, depended solely upon its more than 1,500 adult domain names to generate traffic for its sites. Marketing efforts to generate traffic to its websites are focused on cross selling the Internet Groups flagship website, www.ten.com, on the Subscription/PPV TV Groups networks, search engine optimization techniques, and revenue sharing agreements with portals and third party gatekeepers in order to gain direct access to consumers in search of adult entertainment. This effort to create partnerships with portals and third party gatekeepers is essentially a duplication of the Subscription/PPV TV Group's model for the Internet.

The Internet Group executed its first such revenue sharing agreement with On Command Corporation ("On Command"). Under the terms of this agreement, the Internet Group will be the exclusive provider of adult content for On Command's TV Internet Service. The Internet Group is providing a customized version of its www.ten.com broadband product for delivery through On Command's TV Internet Service in hotel rooms nationwide. The Internet Group began the initial distribution of this product through the On Command hotels offering high-speed Internet access during the current quarter. The Internet Group expects to be fully distributed within the On Command hotels that offer high-speed Internet access, estimated at over 600 hotel properties representing more than 225,000 rooms, by the end of the fiscal year.

The decline in membership revenue is also attributable to the Internet Group decreasing the monthly retail price of its flagship web site, www.ten.com, from $29.95 to $14.74 during the quarter ended December 31, 2001. The Internet Group also eliminated all low-cost trial memberships to its sites during the current quarter because it believes that these trials do not improve conversion rates. The Internet Group has not seen a decline in its conversion rates or revenue due to the elimination of trials.

Additionally, during the past year the Internet Group decreased the number of consumer web sites that it markets from 30 to 10, which also contributed to the decline in net membership revenue year-over-year. The decrease in the number of web sites marketed allows the Internet Group to ensure that its sites are always updated with new content on a daily/weekly basis while increasing the depth, breadth and relevance of the content included in each site.

Revenue from the Internet Group's sale of content was $0.3 million for the quarter ended December 31, 2002, as compared to $0.4 million for the quarter ended December 31, 2001, representing a decrease of 25%. Revenue from the Internet Group's sale of content was $1.0 million for the nine months ended December 31, 2002, as compared to $1.5 million for the nine months ended December 31, 2001, representing a decrease of 33%. The decrease in revenue from the sale of content is due to a softening in the demand for content by third-party webmasters and a lack of new content product offerings. The Internet Group has refocused its efforts on this revenue stream during the current fiscal year by hiring a new sales team, establishing a fixed matrix of retail pricing for its products, creating new content products to market, and by establishing a billing and collections process that requires pre-payment for products.

Revenue is earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to affiliate webmaster marketing programs, monetizing foreign traffic via international dialer companies, marketing affiliated webmaster sites through the Internet Group's double opt-in email list, and by directing traffic to its pay-per-click ("PPC") search engine, www.sexfiles.com. Revenue from sale of traffic was $0.3 million and $1.2 million for the quarter and nine months ended December 31, 2002, respectively, as compared to $1.4 million and $4.7 million for the quarter and nine months ended December 31, 2001, respectively, representing decreases of 79% and 74%. The Internet Group's revenue from sale of traffic has decreased because of a decline in traffic to its web sites as a result of the elimination of its traffic acquisition programs. The decline in traffic to the Internet Group's web sites results in less traffic available to sell both domestically and internationally and less traffic to direct through its PPC search engine.

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

In addition to revenue from its PPC search engine, the Internet Group's sale of traffic revenue includes revenues from the marketing of its double opt-in email program. Revenue is earned by selling email campaigns to customers that are marketed to the Group's 1.4 million opt-in email users. Email campaigns are sold on a cost-per-click or cost-per-acquisition basis.

COST OF SALES

Cost of sales for the Internet Group was $0.8 million, or 44% of revenue, for the quarter ended December 31, 2002, as compared to $2.6 million, or 51% of revenue, for the quarter ended December 31, 2001, representing a decrease of 69%. Cost of sales for the Internet Group was $3.6 million, or 55% of revenue, for the nine months ended December 31, 2002, as compared to $10.1 million, or 52% of revenue, for the nine months ended December 31, 2001, representing a decrease of 64%. Cost of sales consists of expenses associated with credit card fees, merchant banking fees, bandwidth, membership acquisition costs (purchase of traffic), web site content costs, and depreciation of assets.

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

As a result of these changes, the Internet Group's traffic acquisition costs were $0 and $0.2 million for the quarter and nine months ended December 31, 2002, as compared to $0.7 million and $3.9 million for the quarter and nine months ended December 31, 2001.

Bandwidth costs have declined from $0.4 million and $1.3 million as of the quarter and nine months ended December 31, 2001, respectively, to $0.3 million and $0.9 million as of the quarter and nine months ended December 31, 2002, representing decreases of 25% and 31%. These decreases are a result of the renegotiation of bandwidth contracts with each of the Internet Group's providers and a decrease in the amount of bandwidth used as a result of the decline in traffic to the Group's sites. The Internet Group expects to see a continued decline in its bandwidth costs due to new contracts negotiated for its bandwidth needs in conjunction with the move of its in-house data center to Boulder, Colorado that was completed in January 2003.

Merchant banking fees, including fees for credits and chargebacks, were 11% and 10% of net membership revenue for the quarters ended December 31, 2002 and 2001, respectively, and 13% and 12% of net membership revenue for the nine months ended December 31, 2002 and 2001, respectively. The Internet Group outsourced all of its credit card processing and customer service functions to a third party in December 2001. The increase in merchant banking fees as a percentage of revenue for both periods was offset by a decline in payroll costs related to the elimination of the Internet Group's in-house customer service department that was performing these functions previously.

Operational expenses, the majority of which relates to depreciation and amortization of Internet equipment, were $0.4 million and $1.7 million for the quarter and nine months ended December 31, 2002, respectively, as compared to $1.0 million and $2.7 million for the quarter and nine months ended December 31, 2001, respectively, representing decreases of 60% and 37%. The decrease in operational expenses for the quarter and nine months ended December 31, 2002 is attributable to the write-off of excess equipment taken during the first quarter related to the relocation of the Internet Group's data center from Los Angeles to Boulder, and impaired assets written off during the first quarter (see "Restructuring Expenses" and "Asset Impairment Charges" below).

OPERATING INCOME (LOSS)

Operating income for the Internet Group was $0.2 million for the quarter ended December 31, 2002, as compared to $0.3 million for the quarter ended December 31, 2001, representing a decrease of 33%. Operating income (loss) for the Internet Group was an operating loss of $0.2 million for the nine months ended December 31, 2002, as compared to operating income of $2.3 million for the nine months ended December 31, 2001, representing a decrease of 109%.

The decrease in operating income for the quarter and nine months ended December 31, 2002 is a result of a decrease in revenue of 65% and 66% for each period respectively. Gross margin for the Internet Group increased from 49% to 56% for the quarter ended December 31, 2002 as a direct result of the restructuring completed during the first quarter of the current fiscal year.

Operating expenses were 44% and 43% of net revenue for the quarters ended December 31, 2002 and 2001, respectively, and 48% and 36% of net revenue for the nine months ended December 31, 2002 and 2001, respectively. Total operating expenses decreased 64% and 54% for the quarter and nine months ended December 31, 2002.

The decrease in operating expenses for the quarter and nine months ended December 31, 2002 is due to a decrease in payroll, benefits, and facility related costs as a result of the restructuring of the customer service, marketing, sales and engineering operations concluded during the fourth quarter of the fiscal year ended March 31, 2002, a decrease in travel, meals/entertainment and trade show costs, and legal costs.

As part of its lawsuit filed against Edward Bonn, Jerry Howard, and Response Telemedia, Inc. (see "Legal Proceedings") the Company is seeking rescission of the acquisition of the Internet Group and the return of the 4.7 million shares of the Company's common stock issued as consideration in the acquisition. Should the Company be successful in the rescission of this deal, it does not expect that the rescission would have a material effect on its results from operations since the Internet Group's revenue is currently generated from products created since the acquisition, including its flagship web site www.ten.com.

The Internet Group will be restructuring its operations during the fourth quarter of the current fiscal year. This final restructuring will result in at least a 50% reduction in work force and the elimination of the PPC, sale of exit traffic, and email revenue streams. The Internet Group will focus primarily on the sale of content packages to adult webmasters and the marketing of its premiere broadband site, www.ten.com, to third party gatekeepers such as On Command and to consumers viewing the Subscription/PPV TV Group's networks. All traffic from its domain names will be directed to ten.com and this will be the only site that is maintained and marketed by the Group. This restructuring will be completed by the end of the fourth quarter.

                             RESTRUCTURING EXPENSES

During the quarter ended June 30, 2002, the Company adopted a restructuring plan to shut down the Internet Group's in-house data center in Sherman Oaks, California and move its servers, bandwidth and content delivery to the same location as the Subscription/PPV TV Group's digital broadcast facility in Boulder, Colorado. The Internet Group had been expecting to outsource these functions to a third party provider. However, after several months of in-depth analysis, it was determined that these functions could be done more efficiently and effectively if they were integrated into the digital broadcast facility's plant.

As a result of this restructuring, the Company expects to save approximately $1.8 million on an annualized basis, which will be reflected in its cost of sales. Total restructuring charges of $3.1 million related to this plan were recorded during the quarter ended June 30, 2002, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.4 million of rent expense related to the data center space in Sherman Oaks that the Company is attempting to sublet and $2.6 million for excess equipment written off as a result of this restructuring.

During the quarter ended September 30, 2002, the Internet Group increased the amount of its restructuring expense accrued during the fourth quarter of the prior fiscal year by $0.3 million due to an adjustment to the estimate used in computing the expense related to its excess space. The change in the estimate was related to an extension of the time necessary to sublet the space. Future adjustments to this accrual may be required if the space is not sublet when expected.

In addition, the restructuring expense for this same period was decreased by $0.1 million and $0.3 million during the quarters ended September 30 and December 31, 2002, respectively, for a change in the amount estimated for certain payroll related expenses.

                            ASSET IMPAIRMENT CHARGES

The Company recognized impairment losses on certain URLs of approximately $535,000 and $805,000 for the quarters ended June 30 and December 31, 2002, respectively, in connection with the Internet Division. Management identified certain conditions including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to the Company's URLs as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of IGI, ITN, and CTI. The Company revised its projections and determined that the projected results would not fully support the future amortization of the URLs associated with IGI, ITN, and CTI.

In accordance with the Company's policy, management assessed the recoverability of the URLs using a cash flow projection based on the remaining amortization period of two to four years. Based on this projection, the cumulative cash flow over the remaining amortization periods was insufficient to fully recover the intangible asset balance.

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

Corporate administration expenses were $1.3 million and $1.2 million for the quarters ended December 31, 2002 and 2001, respectively, representing an increase of 8%. Corporate administration expenses were $5.9 million and $4.6 million for the nine months ended December 31, 2002 and 2001, respectively, representing an increase of 28%.

The increase in corporate administration expenses for the quarter ended December 31, 2002 is due to the following items: a) a 63% increase in legal fees over prior year related to the Company's lawsuit filed against Edward Bonn, Bradley Weber, Jerry Howard, and Response Telemedia, Inc.; b) an increase in general insurance and directors and officers insurance premiums; c) an increase in fees paid to the Company's outside Board members, and d) an increase in fees paid to the Company's outside auditor. These increases were offset by a 32% decrease in payroll costs due to the elimination of several senior manager positions and a decrease in consulting expenses.

The increase in corporate administration expenses for the nine months ended December 31, 2002 is due to the following items: a) a 65% increase in legal fees over prior year related to the Company's proxy fight and its lawsuit filed against Edward Bonn, Bradley Weber, Jerry Howard, and Response Telemedia, Inc.;
b) an increase in accounting, printing, postage and investor relation fees related to the proxy fight and the Company's lawsuit referenced in item (a); c) an increase in facility costs related to moving the accounting, human resource and executive departments to a new location in Boulder, Colorado; d) an increase in insurance premiums for general insurance and directors and officers insurance; and e) an increase in fees paid to the Company's outside Board members. These increases were offset by a 28% decline in payroll costs due to the elimination of several senior manager positions.

                             OTHER INCOME (EXPENSE)

Other income (expense) decreased from income of $1.6 million and $0.7 million for the quarter and nine months ended December 31, 2001, respectively, to expense of $0.4 million and $1.4 million for the quarter and nine months ended December 31, 2002, respectively.

This decline for the quarter and nine months is a result of the reversal of $1.7 million of the Company's legal reserve for the settlement of its lawsuit with J.P. Lipson. The Company settled its lawsuit with J.P. Lipson for a lump sum payment of $820,000 made to his attorneys in December 2001. The Company had previously accrued $2.5 million with respect to this lawsuit and was able to reverse the difference during the quarter ended December 31, 2001.

In addition, the Company recognized $0.3 million in other revenue during the quarter ended December 31, 2001, in connection with Metro Global Media, Inc. ("Metro") releasing the Company from its obligations to perform services under a contract signed in July 1999 for which the Company was given 250,000 shares of Metro stock. At the time the contract was signed, the Company recognized deferred revenue in the amount of $0.6 million, the fair market value of the Metro stock on that date. The Company was amortizing the deferred revenue over 60 months for the services it was providing to Metro. During the quarter ended December 31, 2001, the Company ceased providing these services to Metro and Metro released the Company from its obligation of providing any future services. Accordingly, the remaining deferred revenue balance was recognized.

Interest expense was $0.4 million and $1.4 million for both the quarter and nine months ended December 31, 2002 and 2001, respectively.

                                  INCOME TAXES

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and for income tax return purposes. The Company routinely evaluates its recorded deferred tax assets to determine whether it is more likely than not that such deferred tax assets will be realized. During the quarter ended December 31, 2002, the Company determined that it was more likely than not that sufficient taxable income would not be generated in future years to fully realize its deferred tax assets. Accordingly, a full valuation allowance for these deferred tax assets in the amount of $5.3 million has been reflected in the financial statements.

                        LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 2002, cash used in operating activities was $0.3 million and was primarily associated with a net loss of $12.6 million, an increase in accounts receivable of $0.5 million and a $3.3 million increase in prepaid distribution rights which are related to the Company's licensing of content. This use of cash was offset by a $2.6 million restructuring charge related to closing the Internet Group's Los Angeles based data center facility, a $1.3 million charge for the impairment of URLs owned by the Internet Group, $5.7 million in depreciation and amortization, $0.6 million related to non-cash expenses from warrants issued to consultants for services and issued as offering costs related to debt obligations repaid during the period, and $5.3 million of deferred tax assets for which the Company fully reserved.

For the nine months ended December 31, 2001, cash provided by operating activities of $5.4 million was primarily associated with net income of $1.8 million, depreciation and amortization expense of $6.5 million, a $1.2 million decrease in accounts receivable, and a decrease of $1.5 million in other receivables and prepaid expenses. This cash provided by operations was offset by a $3.8 million increase in prepaid distribution rights which are related to the Company's licensing of content and a

$2.5 million decrease in the Company's legal reserve related to the settlement of its lawsuit with J.P. Lipson.

Cash used in investing activities was $0.5 million for the nine months ended December 31, 2002 compared to cash used in investing activities of $3.0 million for the nine months ended December 31, 2001. Cash used in investing activities for the nine months ended December 31, 2002 was primarily related to the purchase of software licenses, minor equipment upgrades to the Subscription/PPV TV Group's digital broadcast facility and the purchase of encrypting equipment for new cable launches.

Cash used in investing activities for the nine months ended December 31, 2001 was primarily related to $0.5 million paid for the acquisition of the subscriber base of Emerald Media, Inc. by the Subscription/ PPV TV Group and $2.1 million related to the build-out of office space and the data center facility for the Internet Group and the build-out of office space for the Company's Boulder, Colorado headquarters.

Cash used in financing activities was $0.5 million for the nine months ended December 31, 2002, compared to cash used in financing activities of $3.5 million for the nine months ended December 31, 2001. Cash used in financing activities for the nine months ended December 31, 2002 was related to $1.3 million paid on the Company's capital lease obligations. This use of cash was offset by the issuance of 1.4 million shares of Class A Redeemable Preferred Stock at $2.00 per share. The proceeds from this offering were used to repay $2.0 million of the Company's outstanding notes payable. An additional $1.0 million in debt was converted to 0.5 million shares of Class A Redeemable Preferred Stock during the nine months ended December 31, 2002. The preferred stock pays dividends at 15.5% on a monthly and quarterly basis and is redeemable anytime at the Company's option until January 2004, by which time it must be redeemed.

Cash used in financing activities of $3.5 million for the nine months ended December 31, 2001 was related to the repayment of $2.0 million in principal on the Company's outstanding debt obligations and $1.6 million in payments made on the Company's capital lease obligations.

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

                         NEW ACCOUNTING PRONOUNCEMENTS

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

In July 2002, FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is still assessing this new standard but does not believe that it will have a material effect on its results of operations or financial condition upon adoption.

In December 2002, FASB issued Statement 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Under the provisions of Statement 123 that remain unaffected by Statement 148, companies may either recognize expenses on a fair value based method in the income statement or disclose the pro forma effects of that method in the footnotes to the financial statements. The Company is still assessing this new standard but does not believe that it will have a material effect on its results of operation or financial condition upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of December 31, 2002, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company's borrowings are at fixed interest rates, limiting the Company's exposure to interest rate risk.

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

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in two material legal proceedings. Reference is made to the Company's Form 10-Q filing for the fiscal period ended September 30, 2002 for a detailed description thereof.

During the fiscal quarter ended December 31, 2002, the Company settled its litigation with Bradley A. Weber, a former director of the Company.

The Pleasure Productions litigation had previously been set for trial in March 2003. The trial date has since been vacated by the court at the request of counsel for Pleasure Productions. A new trial date has not yet been set.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

     10.1 Amendment Number One to the Agreement Between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service

     99.1 Certification by President Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     99.2 Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          NEW FRONTIER MEDIA, INC.

                                          /s/ Karyn L. Miller
                                          Karyn L. Miller
                                          Chief Financial Officer
                                          (Principal Accounting Officer)
Dated: February 13, 2003

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                              ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of New Frontier Media, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael Weiner, President of the Company, certify, pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Michael Weiner
------------------------------------
Michael Weiner
President
February 14, 2003

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                              ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of New Frontier Media, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Karyn L. Miller, Chief Financial Officer of the Company, certify, pursuant to
Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) and 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Karyn L. Miller
------------------------------------
Karyn L. Miller
Chief Financial Officer
February 14, 2003