Form 10-K
period 2003-03-31
NEW FRONTIER MEDIA INC /CO/
filed 2003-06-27
CIK 847383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10 -K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the Year Ended March 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: /X/ YES / / NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: / /

Aggregate market value of voting stock held by non-affiliates: $26,874,056 based on 16,092,249 shares at June 23, 2003 held by non-affiliates and the closing price on the Nasdaq SmallCap Market on that date which was $1.67.

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   / /  YES  /X/  NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $19,958,666

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

         19,362,066 common shares were outstanding as of June 23, 2003

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on August 26, 2003.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
               FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2003
                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         -----
                                       PART I.

Item 1.   Business....................................................................       3

Item 2.   Properties..................................................................      21

Item 3.   Legal Proceedings...........................................................      21

Item 4.   Submission of Matters to a Vote of Security Holders.........................      22

                                       PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......      22

Item 6.   Selected Financial Data.....................................................      23

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................      23

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..................      40

Item 8.   Financial Statements and Supplementary Data.................................      40

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial
          Disclosure..................................................................      40

                                      PART III.

Item 10.  Directors and Executive Officers of the Registrant..........................      41

Item 11.  Executive Compensation......................................................      41

Item 12.  Security Ownership of Certain Beneficial Owners and Management..............      41

Item 13.  Certain relationships and Related Transactions..............................      41

Item 14.  Controls and Procedures.....................................................      41

Item 15.  Principal Accountant Fees and Services......................................      42

                                       PART IV.

Item 16.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............      42

SIGNATURES............................................................................      45

Table of Contents to Financial Statements.............................................     F-1

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

GENERAL

     On February 18, 1998, New Frontier Media, Inc. and its subsidiaries ("New Frontier Media" or "the Company") acquired the adult satellite television assets of Fifth Dimension Communications (Barbados), Inc. and its related entities ("Fifth Dimension"). As a result of the Fifth Dimension acquisition, New Frontier Media, through its wholly owned subsidiary Colorado Satellite Broadcasting, Inc., d/b/a The Erotic Networks, ("TEN") became a leading provider of adult programming to low-powered ("C-Band") direct-to-home ("DTH") households through its networks TEN Xtsy ("Xtsy") (formerly Extasy), TEN BluePlus ("BluePlus") (formerly True Blue) and TEN Max ("Max") (formerly X-Cubed). Subsequent to this purchase, the Company launched five networks targeted specifically to cable television system operators and high-powered DTH satellite service providers (Direct Broadcast Satellite or "DBS"): TEN, Pleasure, TEN Clips ("Clips"), TEN Blue ("Blue"), and TEN Blox ("Blox").

     On October 27, 1999, New Frontier Media completed an acquisition of three related Internet companies: Interactive Gallery, Inc. ("IGallery"), Interactive Telecom Network, Inc. ("ITN") and Card Transactions, Inc. ("CTI"). ITN and CTI are currently inactive subsidiaries.

     New Frontier Media is organized into two reportable segments:

     O Subscription/Pay-Per-View TV Group -- distributes branded adult entertainment programming (via Pay-Per-View ("PPV") networks and Video-on-Demand ("VOD") content) through electronic distribution platforms including cable television, C-Band, and DBS

     O Internet Group -- aggregates and resells adult content via the Internet.
       The Internet Group sells content to monthly subscribers through its broadband web site, www.ten.com, partners with third-party gatekeepers for the distribution of www.ten.com, and wholesales pre-packaged content to various web masters.

     Information concerning revenue and profit attributable to each of the Company's business segments is found in Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and in Part IV, Item 16 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," of this Form 10-K, which information is incorporated by reference into this Part I,
Item 1.

SUBSCRIPTION/PPV TV GROUP
INDUSTRY OVERVIEW

     New Frontier Media, through its wholly owned subsidiary TEN (also "Subscription/PPV TV Group"), is focused on the distribution of adult entertainment programming through electronic distribution platforms including cable television, C-band, and DBS. Adult entertainment content distribution has evolved over the past twenty-five years from home video platforms (video cassette) to cable television systems and DBS providers, and most recently to the Internet. In the early 1980's, cable television operators began offering subscription and PPV adult programming from network providers such as Playboy Enterprises, Inc. ("Playboy").

     PPV technology enables cable television operators or satellite providers to sell a block of programming, an individual movie, or an event for a set fee. PPV technology also permits cable television operators or satellite providers to sell the Subscription/PPV Group's programming on a monthly, quarterly, semiannual and annual basis. PPV programming competes well with other forms of entertainment because of its relatively low price point. Kagan World Media ("Kagan") estimates that adult PPV revenue generated by cable systems and DBS providers in 2002 was $609 million, representing an increase of 15% from revenues of $529 million generated by the category in 2001. Kagan projects revenues from the adult category to grow to $917 million by the year 2006.

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

     The Subscription/PPV Group provides its programming on both a PPV and subscription basis to home satellite dish viewers through large backyard satellite dishes receiving a low-power analog or digital signal (C-Band). According to General Instrument Corporation's Access Control Center reports, the U.S. C-Band market has declined from approximately 0.8 million households as of April 2002 to 0.5 million as of April 2003. The Subscription/PPV TV Group provides programming to small dish viewers receiving a high-power digital signal (via DBS providers such as EchoStar Communications Corporation's DISH Network) as well. Kagan reported in its January 17, 2003 newsletter that there were a total of 19.7 million DBS households as of December 31, 2002 (DirecTV provides service to 11.4 million households and EchoStar Communications Corporation's DISH Network ("DISH") provides service to 8.3 million households). During 2002, DirecTV and DISH combined to gain 2.5 million net new subscribers. Kagan estimates that DBS will grow to 26 million subscribers by the year 2006.

     The Subscription/PPV Group also provides its programming on a PPV, subscription and VOD basis through large multiple system operators ("MSOs") and their affiliated cable systems, as well as independent, privately-held cable systems. As of May 2003, the Subscription/PPV Group maintained distribution arrangements with seven of the ten largest domestic cable MSOs which control access to 45.5 million, or 68%, of the total basic cable household market. According to the National Cable and Telecommunications Association ("NCTA"), Cable MSOs delivered service to 66.8 million basic households in the United States as of April 2003. In addition, Kagan indicates that total analog and digital addressable cable service (i.e., basic cable households that have the capability of receiving PPV or subscription services) was provided to 31.2 million households.

     Growth in the PPV market is expected to result in part from cable system upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators have shifted from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows for advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides ("EPG"). The Subscription/PPV Group expects that most of its future cable launches will be on a digital platform.

     According to the NCTA, as of December 2002 more than 25% of U.S. Cable customers, approximately 19.2 million, received digital cable service. This represents an increase of 26% over the number of digital subscribers receiving service at the end of 2001. Kagan estimates that the number of digital cable subscribers will grow to 40.9 million by the year 2006.

     Cable operators are also using their upgraded plants to provide their digital customers with VOD services. VOD differs from traditional PPV in that it allows the consumer to purchase a specific movie or program for a period of time with VCR functionality. This provides the opportunity for a consumer to view a movie at any time, rather than only during the purchase window provided by the cable operator. The Subscription/PPV TV Group currently provides programming to over 6.6 million VOD enabled households, representing a 95% penetration rate of total VOD enabled cable households. Multichannel News, in their December 2002 Broadband Databook, estimates that VOD revenues will grow from $257 million in 2002 to over $1.78 billion in 2006.

DESCRIPTION OF NETWORKS

     The Subscription/PPV Group provides eight, 24-hour per day adult programming networks: Pleasure, TEN, TEN Clips (formerly ETC), TEN Blue, TEN Blox, TEN Xtsy (formerly Extasy), TEN BluePlus (formerly True Blue), and TEN Max (formerly X-Cubed). The following table outlines the current distribution environment for each service:

                                    TABLE 1
                              SUMMARY OF NETWORKS

                                                  ESTIMATED ADDRESSABLE HOUSEHOLDS
                                                -------------------------------------
                                                           (IN THOUSANDS)
                                                 AS OF         AS OF         AS OF
                                                MARCH 31,     MARCH 31,     MARCH 31,
     NETWORK           DISTRIBUTION METHOD        2003          2002          2001
-----------------    -----------------------    ---------     ---------     ---------
Pleasure             Cable                         8,000         7,500        17,245
TEN                  Cable/DBS                    11,100         8,100         5,800
TEN Clips            Cable/DBS                     5,800         3,600         2,400
VOD                  Cable                         5,300         1,100           255
TEN Xtsy(1)          C-band/Cable/DBS              9,000         7,800         3,200
TEN BluePlus(1)      C-band/Cable                    570           800         1,100
TEN Max (1)          C-band/Cable                    570           800         1,100
TEN Blue             Cable                           300           N/A           N/A
TEN Blox             Cable                           300           N/A           N/A
TOTAL ADDRESSABLE SUBSCRIBERS                     40,940        29,700        31,100

Note: "N/A" indicates that network was not launched at that time

(1) TEN Xtsy, TEN BluePlus and TEN Max addressable household numbers include 1.1 million, 0.8 million and 0.5 million C-Band addressable households for the years ended March 31, 2001, 2002 and 2003, respectively.

PLEASURE

     On June 1, 1999, the Subscription/PPV Group launched Pleasure, a 24-hour per day adult network that incorporates the most edited standard available in the category. Pleasure is distributed via cable television operators. Pleasure's programming consists of adult feature-length film and video productions and is programmed to deliver subscription and PPV households up to 21 monthly premiere adult movies with a total of up to 110 adult movies per month. Pleasure was specifically designed to provide adult content programming to operators that have not yet embraced a less inhibited adult programming philosophy and for those operators that wish to use the service to "upsell" subscription or PPV households to a less edited network such as TEN or TEN Clips. Pleasure is distributed via Cable system operators on either a pay-per-view or pay-per-block basis at prices ranging from $5.95 to $11.95.

TEN

     On August 15, 1998, the Subscription/PPV Group launched TEN, a 24-hour per day adult network that incorporates a partial editing standard targeted to cable television system operators and DBS providers. The PPV Group has programmed TEN with feature-length film and video productions that incorporate less editing than traditional cable adult premium networks. TEN is distributed via Cable system operators and DBS providers on either a pay-per-view or pay-per-block basis at retail prices ranging from $5.95 to $11.95.

     TEN offers a diverse programming mix with movies and specials that appeal to a wide variety of tastes and interests. TEN offers subscription and PPV households up to 23 monthly premiere adult movies and up to 130 total adult movies per month. TEN was developed to capitalize on the number of cable operators/DBS providers now willing to carry partially edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers. New Frontier Media believes the growing market acceptance of partially edited programming is due, in large part, to the higher buy rates (the theoretical percentage of addressable households ordering one PPV movie, program or event in a month) achieved for cable system operators/DBS providers as compared to network programming that incorporates the most edited adult programming.

TEN CLIPS (FORMERLY EROTIC TELEVISION CLIPS)

     The Subscription/PPV Group launched TEN Clips on May 17, 2000. TEN Clips' unique formatting provides for thematically organized 90-minute blocks of programming in order to provide more variety in a single viewing block and encourage appointment viewing by the PPV adult consumer. The PPV Group has organized its partially edited content library into thematic categories. Through the PPV Group's proprietary database technology, approximately eight scenes are organized thematically and programmed into one 90-minute block. TEN Clips delivers 240 unique thematic blocks with over 500 different adult film scenes during a typical month. This "clips" format is the most differentiated service in the adult category and consistently generates higher buy rates than feature-driven adult services. TEN Clips is distributed via Cable system operators and DBS providers on a pay-per-view and pay-per-block basis at retail prices ranging from $7.95 to $11.95.

TEN BLUE

     TEN Blue was launched on January 1, 2003 as the Subscription/PPV TV Group's newest, partially edited network. This network is programmed to deliver up to 110 movies each month. TEN Blue offers adult consumers feature-length amateur, ethnic, and urban content. TEN Blue was developed to capitalize on the number of cable operators/DBS providers now willing to carry partially edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers.

TEN BLOX

     TEN Blox was launched on January 1, 2003 as the Subscription/PPV TV Group's newest, partially edited "clips" network (similar in formatting to TEN Clips). This network is programmed to compliment TEN Blue by utilizing thematically organized clips from the network's amateur, ethnic, and urban feature-length programs. TEN Blox was developed to capitalize on the number of cable operators/DBS providers now willing to carry partially edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers.

TEN ON DEMAND (VIDEO-ON-DEMAND)

     TEN On Demand is the Subscription/PPV TV Group's VOD service. This service is available to Cable operators in each of the Group's three editing standards. TEN On Demand is provided to Cable operators as a "kit" of adult content with 5 - 40 titles in each kit. Content is refreshed on a monthly basis and provides for a 30-day early release window to the PPV services. Accordingly, there is no duplication between the PPV networks and the VOD product. The Subscription/PPV TV Group is the leading provider of adult VOD content with launches on cable systems representing 95% of VOD enabled households.

     In addition, the Subscription/PPV TV Group provides its TEN On Demand service to On Command Corporation ("On Command"), the leading provider of in-room interactive entertainment for the hotel industry and its guests. The Group provides up to 21 titles on a monthly basis to On Command's 895,000 VOD enabled hotel rooms in four different editing formats.

TEN XTSY (FORMERLY EXTASY)

     TEN Xtsy was acquired from Fifth Dimension on February 18, 1998. TEN Xtsy's programming consists of feature-length adult film and video productions and is programmed with up to 21 monthly premieres and 130 adult movies per month. TEN Xtsy's programming is "least edited", which is similar to the editing standard employed in the home video market. The network offers a diverse programming mix with movies and specials that appeal to a wide variety of tastes and interests. TEN Xtsy is the Company's least edited programming service available to multi-channel households and is distributed via C-band DTH, Cable system operators and DBS providers. TEN Xtsy is available on a pay-per-view and pay-per-block basis as well as on a monthly, quarterly, semiannual and annual subscription basis.

     TEN Xtsy had 48,099, 43,360, and 34,618 active C-Band subscriptions as of March 31, 2001, 2002 and 2003, respectively. C-Band retail prices range from $19.99 to $110.99 for monthly, quarterly, semi-annual and annual subscriptions. Cable operators and DBS providers distribute TEN Xtsy on a pay-per-view or pay-per block basis at retail prices ranging from $8.95 to $10.95.

TEN BLUEPLUS (FORMERLY TRUE BLUE)

     TEN BluePlus was acquired from Fifth Dimension on February 18, 1998. TEN BluePlus incorporates the same editing standard as TEN Xtsy and is programmed with movies that feature amateur, ethnic, and urban adult content. TEN BluePlus is programmed to deliver 90 adult movies per month. TEN BluePlus is distributed via C-band DTH and Cable operators. C-band retail prices range from $19.99 to $110.99 for monthly, quarterly, semi-annual and annual subscriptions. TEN BluePlus had 46,606, 41,895, and 33,961 active C-Band subscriptions as of March 31, 2001, 2002, and 2003, respectively.

TEN MAX (FORMERLY X-CUBED AND XCLIPS)

     TEN Max (formerly X-Cubed and XClips) was acquired from Fifth Dimension on February 18, 1998. TEN Max incorporates the same editing standard as TEN Xtsy and is programmed to compliment this network by utilizing thematically organized clips (similar to the TEN Clips format) from TEN Xtsy's premieres, network specials and compilations. TEN Max is distributed via C-band DTH and Cable operators. C-band retail prices range from $19.99 to $110.99 for monthly, quarterly, semiannual and annual subscriptions. TEN Max had 43,743, 40,210, and 33,606 active C-Band subscriptions as of March 31, 2001, 2002, and 2003, respectively.

SATELLITE TRANSMISSION

     The Subscription/PPV TV Group delivers its video programming via satellite transmission. Satellite delivery of video programming is accomplished as follows:

     Video programming is played directly from the Subscription/PPV TV Group's Boulder, Colorado based digital broadcast center. The program signal is then scrambled (encrypted) so that the signal is unintelligible unless it is passed through the proper preauthorized decoding devices. The signal is transmitted (uplinked) by an earth station to a designated transponder on a communications satellite. The transponder receives the program signal uplinked by the earth station, amplifies the program signal and broadcasts (downlinks) it to satellite dishes located within the satellite's area of signal coverage. The signal coverage of the domestic satellite used by New Frontier Media is the continental United States, Hawaii, Alaska, and portions of the Caribbean, Mexico, and Canada. Each analog transponder can retransmit one complete analog color television video signal and two digital television video signals, together with associated audio and data edgebands.

     The Subscription/PPV TV Group's programming is received by C-Band subscribers, Cable system operators and DBS providers. This programming is received in the form of a scrambled signal. In order for subscribers to receive the programming the signal must be unscrambled.

     C-Band subscribers purchase programming directly from the Subscription/PPV TV Group. The satellite receivers of C-Band subscribers contain unscrambling equipment that may be authorized to decode the Subscription/PPV Group's satellite services. Each set top box or satellite receiver has a unique electronic "address". This "address" is activated for the requisite services purchased.

     Cable system operators and DBS providers receive their programming in the same manner as a C-Band subscriber. These multi-channel distributors in turn, provide the received programming to their captive subscriber audience. The equipment utilized by Cable system operators and DBS providers is similar to that utilized by C-Band subscribers but manufactured to an industrial grade specification. The Cable system operators and DBS providers are able to remotely control each subscriber's set-top box or satellite receiver on their network, and cause it to unscramble the television signal for a specific period of time after the subscriber has made a purchase of a premium service or PPV movie or event.

TRANSPONDER AGREEMENTS

     New Frontier Media maintains satellite transponder lease agreements for four full-time analog transponders with Loral Skynet on its Telstar 4 satellite and 20.5 MHz of total bandwidth allocation on a digital transponder on its Telstar 7 satellite. These transponders provide the satellite transmission necessary to broadcast each of the Subscription/PPV TV Group's eight adult networks.

     Prior to January 2002, the Subscription/PPV TV Group employed General Instrument Corporation's ("GI") DigiCipher II Edgeband technology to transmit its Pleasure, TEN and TEN Clips networks over the same satellite transponders as were being used for TEN Xtsy, TEN Max, TEN BluePlus and its 24-hour promotional C-Band channel ("Barker"). GI's Edgeband System permits multiple services to be carried over an existing satellite transponder by adding a multiplex of MPEG-2 compressed programs at the band edge of the transponder. These services can be received and decoded at the Cable system's or DBS provider's headend and carried as an analog cable service or be re-multiplexed in digital form for carriage as part of a digital multiplex. Through the use of Edgeband technology, the Company did not incur any additional cash outlays for transponder space as it added Pleasure, TEN and TEN Clips to its family of networks.

     In January 2002, the Subscription/PPV TV Group renegotiated its transponder leases and created a digital tier for its Pleasure, TEN, and TEN Clips networks on Telstar 7. This digital tier takes the place of the Edgeband technology previously used by the Group for its transponder configuration. This change to a digital tier makes the Subscription/PPV TV Group's services more bandwidth efficient for its Cable affiliates, providing more opportunity for distribution of its networks. In January 2003, the Group added TEN Blue, TEN Blox, and TEN Xtsy to its digital tier on Telstar 7.

     In April 2000, the Subscription/PPV TV Group signed a multi-year agreement with iN-DEMAND L.L.C. ("iN-DEMAND") for carriage of its Pleasure network. As a result of the contract, Pleasure is available to cable operators representing approximately 7.2 million digital households across the country. iN-DEMAND carries Pleasure on Telstar 7, transponder 4. iN DEMAND is the nation's leading provider of VOD and PPV programming, offering titles from all of the major Hollywood and independent studios, plus sports, subscription sports packages and entertainment. iN-DEMAND serves over 1,900 affiliated systems. iN-DEMAND's three shareholders include Time Warner Entertainment - Advance/Newhouse Communications, Comcast Corporation, and Cox Communications, Inc.

     In June 2002, the Subscription/PPV TV Group began offering its VOD service to cable MSOs via transport provided by TVN Entertainment ("TVN"). TVN is a digital distribution services company serving over 50 million subscribers. TVN offers the only single-source management and distribution solution for VOD and PPV, including content aggregation, packaging, encoding, asset management and transport via satellite to all video service providers. TVN has been chosen as the VOD solution for many Cable MSOs, including Charter, Comcast, Insight and Mediacom. As of March 31, 2003, the Subscription/PPV TV Group reached approximately 1 million VOD households through its distribution agreement with TVN.

DIGITAL BROADCAST CENTER

     New Frontier Media, through its subsidiary TEN, is the only adult entertainment company to internally encode, playout, distribute and manage its own networks. The Company has differentiated itself by developing broadcast and broadband distribution capabilities to fully control and exploit its large content library across various platforms. The Subscription/PPV TV Group acquired the necessary broadcast technologies and support services from third party providers, and internally developed its own media asset management systems, for the distribution of video-based content to Cable and DBS providers.

     The Subscription/PPV TV Group, through its Boulder, Colorado based Digital Broadcast Center, currently broadcasts 9 channels, with capacity to add 1 additional channel, to Cable/DBS systems and direct-to-home C-band subscribers. Broadcast of all media to air is accomplished utilizing state-of-the-art digital technology solutions, which includes playlist automation for all channels; SeaChange MPEG 2 encoding and playout to air and MPEG 1 encoding for internet and broadband use; archiving capability on DLT data cartridges pushing and pulling the data through a StorageTek jukebox; and complete integration of the media asset management database to create automated playlists.

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

     The technology team that manages the broadcast center also oversees the Subscription/PPV TV Group's media asset management needs. Using its own core proprietary asset management systems, supplemented with other third party software programs, the Digital Broadcast Center catalogs, monitors, and exploits the Group's licensed content.

NETWORK PROGRAMMING

     The Subscription/PPV TV Group contracts with Pegasus Programming ("Pegasus") in California to screen, edit, and program content for its networks. In addition, the Subscription/PPV TV Group edits and/or programs content in-house for its new networks, TEN Blue and TEN Blox, as well as TEN Clips, TEN Max and the On Command VOD content.

     The Subscription/PPV TV Group acquires 100% of its feature-length broadcast programming for each network by licensing the exclusive and non-exclusive rights from various third party studios and independent producers within the industry. The Group does not produce any of its own adult feature content for its networks. The Subscription/PPV Group licenses its content on both an exclusive and non-exclusive basis from as many as thirty independent companies.

     The Subscription/PPV TV Group acquires approximately 15 new titles per month. Once the Group licenses a title, a rigorous quality control process is completed prior to playing to air to ensure compliance with the strict broadcasting standards the Subscription/PPV TV Group uses for its adult content.

     In July 1999, the Company licensed the rights for seven years to Metro Global Media, Inc.'s ("Metro") 3,000 title adult film and video library and multi-million still image archive in exchange for 500,000 shares of its common stock at $7.875 per share and 100,000 warrants to purchase its common stock at an exercise price equal to the market value of the stock on the date the warrants were issued. In June 2003, New Frontier Media reached an agreement to license all of the broadcast and electronic distribution rights to approximately 2,000 adult films under a Content License Agreement with Pleasure Productions, Inc. As a result of the licensing of these libraries, the Company believes that it is one of the largest aggregators of adult video content in the world.

CALL CENTER SERVICE

     The Subscription/PPV TV Group's in-house call center receives incoming calls from customers wishing to order C-Band network programming, or having questions about their C-Band service or billing. The call center is accessible from anywhere in the U.S. via toll-free numbers. Its workstations are equipped with a networked computer, Company-owned proprietary order processing software, and telephone equipment. These components are tied into a computer telephony integrated switch which routes incoming calls and enables orders to be processed and subscriber information to be updated "on-line."

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

MARKETING

     The Subscription/PPV TV Group markets its C-band networks primarily through an open-air, 24-hour per day Barker channel that promotes the programming featured on the three C-Band networks. This channel uses edited movie clips, movie previews, and other interstitial programming to entice viewers who are "channel surfing" to subscribe to one of the Subscription/PPV TV Group's C-Band channels (periodic subscription), or to purchase the Group's programming on a PPV basis. The Subscription/PPV TV Group will be discontinuing its barker channel as of June 30, 2003.

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

     The Subscription/PPV TV Group rebranded its networks under the TEN* name and logo during the fourth quarter of the fiscal year ended March 31, 2003. Each network (except Pleasure) has the TEN name associated with it (TEN, TEN Clips, TEN Blue, TEN Blox, TEN Xtsy, TEN Max, TEN BluePlus, and TEN On Demand). This change was done in an effort to create brand recognition for the TEN name and associate this name with the best adult programming on Cable and DBS platforms.

COMPETITION

     TEN principally competes with Playboy Enterprises, Inc. ("Playboy") in the subscription and PPV markets. Playboy has significantly greater financial, sales, marketing and other resources to devote to the development, promotion and sale of its cable programming products, as well as a longer operating history and broader name recognition than TEN. Playboy's size and market position makes it a more formidable competitor than if it did not have the resources and name recognition that it has. TEN competes directly with Playboy in editing standards of its programming, network performance in terms of subscriber buy rates and the license fees that TEN offers to Cable and DBS providers. However, TEN cannot and does not compete with Playboy in the amount of money spent on promoting its products. TEN believes that the quality and variety of its programming, as well as the attractive revenue splits and its ability to generate higher buy rates for its programming, are the critical factors which have influenced Cable operators and DBS providers to choose its programming over Playboy's.

     The Company also faces general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming. In addition, the Company faces competition in the adult entertainment arena from other providers of adult programming, adult video rentals and sales, books and magazines aimed at adult consumers, telephone adult chat lines, and adult-oriented Internet services.

CUSTOMER CONCENTRATION

     New Frontier Media derived 36% of its total revenue for the year ended March 31, 2003 from DISH for its TEN, TEN Clips and TEN Xtsy PPV and subscription services. The loss of this customer could have a material adverse effect on the Subscription/PPV TV segment and upon the Company as a whole.

INTERNET GROUP
INDUSTRY OVERVIEW

     In the early stages of the Internet, it was clear there was a great deal of unmet consumer demand for adult entertainment and it was relatively easy for webmasters to open up an adult storefront. With few hurdles to overcome online, including city licensing, leasing, taxes, and objecting neighbors, many new independent adult web sites were born, creating a highly fragmented environment. As more and more competition emerged, webmasters were determined to create ways in which to distinguish themselves. They developed more distinctive products and methods of organizing content, and they developed technologies to improve ease-of-use and increased speeds of content delivery. With more independent webmasters opening up shop, reselling content and providing outsourced services became the means by which some of the more innovative and sophisticated webmasters could grow their businesses. This allowed for the evolution of a business-to-business market in addition to the large business-to-consumer market.

     By January 2002, AVN Online was reporting that the adult online industry was beginning to show signs of economic stress. A featured article in the issue stated that due to low barriers of entry, the growth in the number of new adult web sites had begun to outstrip the growth in the number of new adult Web consumers. In addition, the article reported there was so much high-quality free content available on the Web that many consumers felt it was no longer necessary to pay for content. Frederick Lane, author of Obscene Profits, states in this article that "Just as the adult industry led the curve of the upside of the dot-com revolution, it's now behind the curve on the downside". Finally, the article reported that the adult Internet industry was undergoing a profound market transformation from a "growth" phase to a "consolidation" phase, with more emphasis on customer loyalty than customer acquisition.

     The Company's Internet Group responded to these industry changes during the past two fiscal years by decreasing the amount of money spent on the acquisition of traffic to its web sites (decreased from $1 million per month during the 2001 fiscal year to $0 as of the end of the 2003 fiscal year); increasing its focus on the depth, breadth, and relevance of content included in its web site(s); decreasing the amount of web sites maintained to a more manageable number (decreased from thirty to ten during the 2002 fiscal year; decreased to one web site as of the end of the 2003 fiscal year); ensuring the daily/weekly updating of its sites with new content; working with new pricing strategies to increase membership retention; and focusing on forming revenue sharing partnerships with third-party gatekeepers such as cable companies, hospitality providers and portals, whereby it can gain direct access to consumers in search of adult entertainment. Also in response to these industry changes, the Internet Group shifted its focus from dial-up consumers to broadband consumers.

     A study released in May 2003 by Pew Internet & American Life Project ("Pew"), a non-profit, non-partisan research organization that examines how Internet use affects families, communities, health care, education, civic/political life, and the work place, reported that high-speed Internet adoption at home increased 50%, to 30 million people, from March 2002 to March 2003. As of the end of March 2003, this same study reported that 31% of home Internet users had a high-speed connection at home and that 13% of dial-up Internet users are ready to migrate to broadband service.

     Broadband service is primarily delivered in two ways: via digital subscriber lines ("DSL") provided by local phone companies or via a cable modem. Multichannel News, in its December 2002 Broadband Databook, estimated the number of cable modem subscribers at the end of 2002 to be 10.2 million and the number of DSL subscribers at the end of 2002 to be 5.8 million. Kagan estimates that cable high-speed subscribers will reach over 26 million by the end of the decade.

     As of March 31, 2003 the Internet Group merged all of its dial-up web sites into its premiere broadband site, www.ten.com. Although the Internet Group will continue to have recurring monthly revenue from memberships to this web site (which is expected to erode over time), its main focus for the future will be creating revenue sharing partnerships with third-party gatekeepers for the distribution of www.ten.com rather than trying to attract random Internet consumers to this site.

     The Internet Group executed its first such revenue sharing agreement with On Command during the fiscal year ended March 31, 2003. Under the terms of the agreement, the Internet Group will be the exclusive provider of adult content for On Command's TV Internet Service. The Internet Group is providing a customized version of its www.ten.com broadband product for delivery through On Command's TV Internet Service in its hotel rooms nationwide. The Internet Group was fully deployed within most of the On Command hotels that offer high-speed Internet access, estimated at over 120,000 rooms, as of May 2003.

DESCRIPTION OF INTERNET REVENUE STREAMS
BUSINESS TO CONSUMER: MEMBERSHIP SITES

     The Internet Group designs, creates and implements membership-based web sites for the adult Internet consumer market. Prior to March 31, 2003, the Internet Group owned and operated more than 10 consumer web sites in addition to owning over 1,300 vanity adult domains. As of March 31, 2003, the Internet Group merged all of its membership-based web sites into its premiere broadband site, www.ten.com.

     These web sites were developed to convert web surfers into subscribers through various subscription models. Recurring monthly subscription rates range from $14.74 to $29.95. The Internet Group used to offer consumers the ability to view its web sites on a trial basis, generally three days, for a special rate of $2.97. The Internet Group discontinued offering free trials to its web sites in December 2001 and discontinued offering paid trials to its web sites during the quarter ended March 31, 2003.

     The Internet Group generated traffic to its web sites through three primary sources. The first, "type-in" traffic, is generated when a consumer types the name of one of the Internet Group's web sites or one of its domain names into their browser address bar. There is no cost to the Internet Group when traffic comes to its web sites in this manner other than the initial cost to acquire the domain name. However, type-in traffic has declined over the past few years as portals such as

Microsoft Corporation's MSN no longer default words typed into a browser dialogue box to the "dot-com" web site associated with such word. Currently, the Internet Group actively markets its www.ten.com web site on the Subscription/PPV TV Group's networks which drives type-in traffic to this site.

     The second way in which the Internet Group used to generate traffic was through its affiliate marketing programs utilizing banner ads, hypertext, or graphic links. The marketing programs compensated an affiliated webmaster for a referred visitor if the visitor became a member to one of the Internet Group's web sites. These referral payments ranged from $30 - $45 per active member obtained. The Internet Group ceased actively marketing its traffic acquisition programs during the fiscal year ended March 31, 2003.

     The third, search engine traffic, is generated from listings of the Internet Group's web sites in search engines and directories. The Internet Group uses discreet and proprietary technology to position (optimize) its web sites within a search engine's results page so that visitors using the search engine to look for certain types of content have a higher chance of finding what they want.

     In connection with the settlement with Edward Bonn (see "Legal Proceedings"), the Internet Group transferred to Mr. Bonn approximately 150 of its domain names. As a result of this transfer, as of March 31, 2003, the Internet Group merged all of its dial-up web sites (and corresponding members) into its premiere broadband site, www.ten.com. The transfer of these URLs, coupled with the already declining traffic to its sites as a result of the Internet Group's decision to cease purchasing traffic, has resulted in a substantial decrease in new monthly members to its web site.

     The Internet Group expects to see continued declines in its monthly recurring membership revenue as it is primarily marketing this site only on the Subscription/PPV TV Group's networks. The traffic generated from this effort is not enough to sustain its membership revenue base. Consequently, the Internet Group continues to experience a 2 - 8% decline in its renewing membership base each month. However, it is important to note that the Internet Group does not consider the monthly membership model to be the focus of its future growth plans. The recurring monthly membership model on the Internet is too competitive, there are no barriers to entry, it is too dependent upon credit card processing, and it is very difficult to attract profitable traffic to a web site.

BUSINESS TO BUSINESS: CONTENT, TRAFFIC SALES AND PAY-PER-CLICK

     Content Sales: The Internet Group is one of the leading licensors of adult content on the Internet. The Internet and Subscription/PPV Groups have licensed thousands of hours of adult content and over 500,000 still images from various adult studios, all of which have been organized thematically and, if necessary, digitized for Internet distribution. The Internet Group, in addition to using this content within its own web site, sublicenses this content to webmasters through its business-to-business programs on a flat-rate monthly basis.

     Traffic Sales: The Internet Group had developed a significant source of revenue by selling traffic from its own web sites to other adult web sites. Since every visitor to the Internet Group's web sites does not necessarily purchase a membership, the Internet Group maximized its return on traffic by "pushing" these exiting non-member visitors to other adult web sites. In doing so, it was able to generate revenue from affiliate webmaster programs on a pay-per-member basis. While the revenue from the sale of traffic did not have the potential to generate long-term recurring revenue like the Internet Group's membership revenue, it also did not have the credit and working capital issues associated with membership revenue. Because the Internet Group has seen a significant decline in traffic to its sites, it also has seen a corresponding decrease in the amount of traffic available to resell. The Internet Group does not expect any significant revenue from Traffic Sales in the future.

     Pay-Per-Click: During the fiscal year ended March 31, 2003, the Internet Group developed its own pay-per-click ("PPC") search engine whereby advertisers registered keywords or keyword combinations, along with a title and description. Placement in the search results was purchased by the advertiser rather than determined by a complex formula relating to relevance or popularity. This resulted in a pure market model for the advertiser. The more they bid for a keyword, the higher their site was shown in the list of search results returned to the consumer on that keyword search. The result for the advertiser was qualified traffic that was more likely to convert into a paying member of its site, while the consumer received immediate access to relevant results.

     The success of the PPC search engine was based primarily on how much traffic was pushed through it. Because the Internet Group has experienced a significant decline in its traffic, the PPC search engine was abandoned at the end of the year ended March 31, 2003.

MARKETING

     Prior to the fiscal year ended March 31, 2003, the Internet Group's affiliate marketing programs were incentive-based traffic generation programs that compensated affiliated webmasters for traffic referrals. A webmaster was compensated when a referred visitor became a member to one of the Internet Group's web sites, at an average payout of $30 - $45 per active member. During the fiscal year ended March 31, 2003, the Internet Group ceased actively marketing its traffic acquisition programs.

     Prior to the fiscal year ended March 31, 2003, the Internet Group provided incentives to webmasters to collect users' e-mail addresses for a pay-per-address fee of up to 60 cents. The Internet Group amassed over 4.0 million double opt-in email addresses to which the Group targeted daily newsletters promoting its web sites and/or web sites and products of its webmaster affiliates. The Internet Group ceased collecting email addresses during the fiscal year ended March 31, 2003 and is no longer using its double opt-in email address list to market its sites or the sites of its affiliates.

     The Internet Group markets to webmasters via advertisements in trade magazines and on-line banner advertisements for the sale of its content products. The Internet Group markets to consumers via commercials on the Subscription/PPV TV Group's networks and depends on its adult domain names to attract type-in traffic to its sites. In addition, representatives of the Internet Group attend industry trade shows specific to the Internet and the adult industry.

DATA CENTER

     The Internet Group had its own data center in Sherman Oaks, California that provided for all of its web farm, hosting and co-location needs. The data center occupied approximately 4,400 square feet.

     The Internet Group moved its data center to Boulder, Colorado in January 2003 where it currently resides within the Subscription/PPV TV Group's digital broadcast facility. This move allowed the Internet Group to significantly reduce its data center costs. Integrating the data center with the broadcast facility enables the Company to more efficiently leverage its content across multiple platforms. The data center uses leading networking hardware, high-end web and database servers, and computer software to effectively address the Internet Group's diverse systems and network integration needs.

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

     Because the credit card system was not designed for non face-to-face transactions, it is understandable that most fraud originates in this area. The credit card networks were not engineered to verify a valid card in a "card not present"environment such as the Internet.

     The card associations, instead of investing in modifications of its legacy networks necessary to operate in this changing environment, have combated fraud in "card not present"environments by charging high chargeback fees and penalties to merchants and banks. In the past few years the number of banking relationships available for merchant banking has dropped, the cost of chargebacks has increased, and the acceptable level allowed for chargeback rates has also been dramatically reduced.

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

COMPETITION

     The adult Internet industry is highly competitive and highly fragmented given the relatively low barriers to entry. The leading adult Internet companies are constantly vying for more members while also seeking to hold down member acquisition costs paid to webmasters. Increased tightening of chargebacks by credit card companies has reduced membership sales and further intensified this already competitive environment.

     The Internet Group believes that the primary competitive factors in the adult Internet industry include the quality of content, technology, pricing, and sales and marketing efforts. Although the Internet Group no longer actively competes for traffic with its primary Internet competitors, the Group believes that it has a distinct competitive advantage in forming third-party gatekeeper arrangements for the distribution of www.ten.com since it already has many of the same relationships through the Subscription/PPV TV Group's contracts.

OTHER INFORMATION
EMPLOYEES

     As of the date of this report, New Frontier Media and its subsidiaries had 112 employees. New Frontier Media employees are not members of a union, and New Frontier Media has never suffered a work stoppage. The Company believes that it maintains a good relationship with its employees.

GEOGRAPHIC AREAS

     Revenue for the Company is primarily derived from within the United States. Additional information required by this item is incorporated herein by reference to Note 1 "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements that appears in Item 8 of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of New Frontier Media are as follows:

             NAME                 AGE                           POSITION
------------------------------   ------   -----------------------------------------------------

     Michael Weiner...........     61     President, Secretary, and Director, New Frontier
                                          Media, Inc.

     Karyn L. Miller..........     37     Chief Financial Officer and Treasurer, New Frontier
                                          Media, Inc.

     Ken Boenish..............     36     President, The Erotic Networks, Inc.

     Bill Mossa...............     40     Vice President of Affiliate Sales and Marketing, The
                                          Erotic Networks, Inc.

     MICHAEL WEINER. Mr. Weiner was appointed President of New Frontier Media, Inc. in February 2003. Prior to this, he held the title of Executive Vice President and co-founded the Company in 1995. As Executive Vice President, Mr. Weiner oversaw content acquisitions, network programming, and all contract negotiations related to the business affairs of the Company. In addition, he was instrumental in securing over $20 million to finance the infrastructure build-out and key library acquisitions necessary to launch the Company's eight television networks.

     Mr. Weiner's experience in entertainment and educational software began with the formation of Inroads Interactive, Inc. in May 1995. Inroads Interactive, based in Boulder, Colorado, was a reference software publishing company dedicated to aggregating still picture, video, and text to create interactive, educational-based software. Among Inroad Interactive's award winning releases were titles such as Multimedia Dogs, Multimedia Photography, and Exotic Pets. These titles sold over 1 million copies throughout the world through its affiliate label status with Broderbund Software and have been translated into ten different languages. Mr. Weiner was instrumental in negotiating the sale of Inroads Interactive to Quarto Holdings PLC, a UK-based book publishing concern.

     Prior to this, Mr. Weiner was in the real estate business for 20 years, specializing in shopping center development and redevelopment in the Southeast and Northwest United States. He was involved as an owner, developer, manager, and syndicator of real estate in excess of $250 million.

     KARYN L. MILLER. Ms. Miller joined New Frontier Media in February 1999 as Chief Financial Officer. She began her career at Ernst & Young in Atlanta, Georgia and brings fourteen years of accounting and finance experience to the Company. Prior to joining the Company, Ms. Miller was the Corporate Controller for Airbase Services, Inc. a leading aircraft repair and maintenance company. Previous to that she was the Finance Director for Community Medical Services Organization and Controller for Summit Medical Group, P.L.L.C. Before joining Summit Medical Group, P.L.L.C., Ms. Miller was a Treasury Analyst at Clayton Homes, Inc., a former $1 billion NYSE company which was recently purchased by Warren Buffet. Ms. Miller graduated with Honors with both a Bachelors of Science degree and a Masters in Accounting from the University of Florida and is a licensed CPA in the state of Colorado.

     KEN BOENISH. Mr. Boenish is a 14-year veteran of the cable television industry. In October 2000, he was named President of The Erotic Networks, a subsidiary of New Frontier Media, and in April 2002 he began managing the day-to-day operations of the Internet Group under The Erotic Networks' umbrella. Mr. Boenish joined The Erotic Networks as the Senior Vice President of Affiliate Sales in February 1999. Prior to joining the Company, Mr. Boenish, was employed by Jones Intercable ("Jones") from 1994 - 1999. While at Jones he held the positions of National Sales Manager for Superaudio, a cable radio service serving more than 9 million cable customers. He was promoted to Director of Sales for Great American Country a new country music video service in 1997. While at Great American Country Mr. Boenish was responsible for adding more than 5 million new customers to the service while competing directly with Country Music Television, a CBS cable network. From 1988 -1994 he sold cable television advertising on systems owned by Time Warner, TCI, COX, Jones, Comcast and other cable systems. Mr. Boenish holds a B.S. degree in Marketing from St. Cloud State University.

     BILL MOSSA. Mr. Mossa joined The Erotic Networks as Vice President of Affiliate Sales and Marketing in 1998 and has been instrumental in growing the Company's network distribution from zero to over 40 million addressable subscribers. Prior to joining The Erotic Networks, Mr. Mossa was the Regional Director of Affiliate Sales and Marketing for Spice Entertainment, directing all affiliate sales and marketing efforts for its northeast region. Mr. Mossa has also held positions as Affiliate Marketing Manager of the SportsChannel NY, Regional Pay-Per-View Director for Century Communications, Corporate Pay-Per-View Manager for TKR Cable, and Marketing Manager for TKR Cable. Mr. Mossa holds a Bachelors Degree in Business Administration from Northeastern University in Boston, Massachusetts.

     No executive officer of the Company is related to any other director or executive officer. None of the Company's executive officers hold any directorships in any other public company.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16 of the Exchange Act, the Company's directors and executive officers and beneficial owners of more than 10% of the Company's Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities of the Company. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended March 31, 2003, except that Mark Kreloff was late in filing a Form 4 reporting a disposition of shares by Ethyx Trust and the receipt of shares by Ethyx Trust on March 31, 2003, and failed to file any Form 4 reports in respect of the sale of an aggregate of 46,800 shares on June 12, 13, 16 and 17, 2003 in violation of the Company's corporate trading policy.

                                  RISK FACTORS

     THIS REPORT AND THE DOCUMENTS INCORPORATED IN THIS REPORT BY REFERENCE MAY CONTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY, MANAGEMENT'S BELIEFS AND ASSUMPTIONS MADE BY MANAGEMENT. WORDS SUCH AS "ANTICIPATES,""EXPECTS," "INTENDS," "PLANS,""BELIEVES," "SEEKS," "ESTIMATES,"VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT.

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

THE LOSS OF OUR MAJOR CUSTOMER, DISH NETWORK, WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     DISH Network, one of the leading providers of direct broadcast satellite services in the United States, is a major customer of our Subscription/PPV TV Group. The loss of DISH Network as a customer would have a material adverse effect on our business operations and financial condition. For our fiscal year ended March 31, 2003, our revenues from DISH Network equaled approximately 36% of our total Company-wide revenues. DISH Network is not contractually required to carry our programming and can cancel its broadcast of our programming at any time. Management considers its long-standing personal contacts with its counterparts at DISH Network to be critically important to maintaining DISH Network as a major customer, especially given the nature of our content and the importance of DISH Network's reliance on our judgment and ability in assuring that all of its programming has been pre-screened and appropriately edited in accordance with established guidelines.

WE MAY HAVE TO RAISE APPROXIMATELY $5 MILLION IN NEW FUNDS TO PAY THE HOLDERS OF OUR CLASS A AND CLASS B PREFERRED STOCK IN THE EVENT OF A CHANGE OF CONTROL IN THE COMPANY.

     In the event of a "change in control transaction"involving the Company, the holders of our Class A and Class B Preferred Stock have the right to require that their shares be redeemed for approximately $5 million in cash within 15 days of the change of control transaction. A change in control transaction for this purpose would include the replacement of the Company's board of directors in a proxy contest. If a change of control occurs, and the Company is required to redeem the Class A and Class B Preferred Stock, it may have to raise a substantial portion of the necessary funds from external sources such as the sale of stock or incurrence of debt. There can be no assurance given that following any such change in control transaction $5 million in new funds would be available to repay the Class A and Class B Preferred Stock holders on terms acceptable to the Company, if at all. A failure to secure these funds in a timely manner or on acceptable terms could have a material adverse effect on the Company, its operations, financial condition and prospects.

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

     Our ability to increase subscriber revenues and operate profitably is directly related to our ability to compete effectively with Playboy, our principal competitor. Playboy has significantly greater financial, sales, marketing and other resources to devote to the development, promotion and sale of its cable programming products, as well as a longer operating history and broader name recognition, than we do. We compete with Playboy as to the editing standards of its programming, network performance in terms of subscriber buy rates and the license fees that we offer to Cable operators and DBS providers.

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

WE MAY BE LIABLE FOR THE CONTENT WE MAKE AVAILABLE ON THE INTERNET.

     Because of the adult-oriented content of our web site, we may be subject to obscenity or other legal claims by third parties. We may also be subject to claims based upon the content that is available on our web site through links to other sites. Our business, financial condition and operating results could be harmed if we were found liable for this content. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our web site and/or their availability in various geographic areas, which would negatively impact their ability to generate revenue. Furthermore, our insurance may not adequately protect us against all of these types of claims.

INCREASED GOVERNMENT REGULATION IN THE UNITED STATES AND ABROAD COULD IMPEDE OUR ABILITY TO DELIVER OUR CONTENT AND EXPAND OUR BUSINESS.

     New laws or regulations, or the new application of existing laws could prevent us from making our content available in various jurisdictions or otherwise have a material adverse effect on our business, financial condition and operating results. These new laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, taxation, user privacy and other matters relating to our products and services. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, employment and personal privacy is uncertain and developing.

     Cable system and DBS operators could become subject to new governmental regulations that could further restrict their ability to broadcast our programming. If new regulations make it more difficult for Cable and DBS operators to broadcast our programming our operating performance would be adversely affected.

     The current Republican administration in Washington D.C. could result in increased government regulation of our business. It is not possible for us to predict what new governmental regulations we may be subject to in the future.

CONTINUED IMPOSITION OF TIGHTER PROCESSING RESTRICTIONS BY THE VARIOUS CARD ASSOCIATIONS AND ACQUIRING BANKS WOULD MAKE IT MORE DIFFICULT TO GENERATE REVENUES FROM OUR WEBSITE.

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

     O MasterCard changing its chargeback ratio policies to include credits and fining merchants whose chargeback and credit ratios together exceed 1%;

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

     We also note that MasterCard has recently changed its chargeback ratio policy to include credits when the number of credits exceeds chargebacks (which is generally always the case). When the number of chargebacks and credits together exceed 1% of total monthly transactions for two consecutive months, MasterCard can impose fines of up to $100 per chargeback and credit plus $100,000 per month. Our merchant processor is contesting this policy. If we are unsuccessful in contesting this policy we may have to stop accepting MasterCard as a form of payment for monthly memberships to our web site. Currently, MasterCard transactions account for more than 30% of our monthly web site membership transactions.

IF WE ARE NOT ABLE TO RETAIN OUR KEY EXECUTIVES IT WILL BE MORE DIFFICULT FOR US TO MANAGE OUR OPERATIONS AND OUR OPERATING PERFORMANCE COULD BE ADVERSELY AFFECTED.

     As a small company with approximately 112 employees, our success depends upon the contributions of our executive officers and our other key personnel. The loss of the services of any of our executive officers or other key personnel could have a significant adverse effect on our business and operating results. We cannot assure that New Frontier Media will be successful in attracting and retaining these personnel. It may also be more difficult for us to attract and recruit new personnel due to the nature of our business.

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

SECURITIES EXCHANGE ACT REPORTS

     The Company maintains an Internet website at the following address: www.noof.com. New Frontier Media makes available on or through this web site certain reports and amendments to those reports that are filed with the Securities and Exchange Commission (the "SEC") in accordance with the Securities Exchange Act of 1934 (the "Securities Exchange Act"). These include the Company's annual report on Form 10-K, its quarterly reports on Form 10-Q, and current reports on Form 8-K. The Company makes this information available on its website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC.

ITEM 2. PROPERTIES.

     COLORADO: New Frontier Media occupies two buildings in Boulder, Colorado. The Airport Boulevard facility is 11,744 leased square feet and houses the Subscription/PPV TV Group's digital broadcast facility, technical operations group, and call center as well as the data center for the Internet Group's operations. This facility is 100% utilized. The Winchester Circle facility is 18,000 leased square feet and is used by New Frontier Media as its corporate headquarters, as well as by the Internet Group's web production, sales and marketing departments, and by the Subscription/PPV TV Group's marketing, sales, and promotions departments. This facility is 80% utilized.

     CALIFORNIA: New Frontier Media leases three suites in one building in Sherman Oaks, California. Suite 675 is 4,400 square feet, Suite 605 is 1,600 square feet and Suite 800 is 18,000 square feet. All three suites are unoccupied and have been returned to the landlord in order to be sublet. The Company previously utilized this space in connection with its Internet Group's operations. These operations have subsequently been relocated to Boulder, Colorado as part of the Company's 2002 and 2003 restructurings. The Company recognized a loss with respect to the leasehold improvements and furniture associated with these suites as part of its restructuring charges.

ITEM 3. LEGAL PROCEEDINGS.

     The Company has settled its two material legal proceedings.

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

     The Complaint's allegations arose, in part, out of the Company's purchase of 100 percent of the issued and outstanding shares of IGallery and ITN and 90 percent of the issued and outstanding shares of CTI from defendants Bonn, Weber, and Howard on October 27, 1999. The Complaint sought rescission of the purchase of IGallery, ITN and CTI as well as monetary damages in an amount to be proven at trial.

     The Company settled its litigation with Mr. Weber during the quarter ended December 31, 2002, and settled its litigation with Mr. Bonn, Mr. Howard and the other defendants in April 2003. In connection therewith, Mr. Bonn returned 3.5 million shares of the Company's common stock and received $1.5 million, 150 Internet domain names, and warrants to purchase 350,000 shares at $1.00 a share. The effect of this transaction will be reflected in the Company's financial statements for the quarter ended June 30, 2003.

     The second legal proceeding related to a complaint filed by the Company on August 3, 1999 in District Court for the city and county of Denver (Colorado Satellite Broadcasting, Inc. et al. vs. Pleasure Licensing LLC, et al., case no 99CV4652) against Pleasure Licensing LLC and Pleasure Productions, Inc. (collectively, "Pleasure"), alleging breach of contract, breach of express warranties, breach of implied warranty of fitness for a particular purposes, and rescission, seeking the return of 700,000 shares of New Frontier Media stock and warrants for an additional 700,000 New Frontier Media shares which were issued to Pleasure in connection with a motion picture licensing agreement.

     On June 12, 2003, the Company settled its litigation with Pleasure. In connection therewith, the Company secured the exclusive broadcast rights to 2,000 titles from Pleasure's catalog and up to 83 new releases. In addition, Pleasure agreed to the cancellation of 700,000 warrants issued to it in 1999 to purchase New Frontier common stock at $1.12 a share.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is quoted on the Nasdaq Stock Market under the symbol "NOOF".

     The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

     QUARTER ENDED         HIGH        LOW              QUARTER ENDED         HIGH        LOW
----------------------------------------------     ----------------------------------------------
June 30, 2001...........    3.80      2.03         June 30, 2002...........    2.30      1.87
September 30, 2001......    2.98      1.68         September 30, 2002......    2.11      1.11
December 31, 2001.......    3.21      1.75         December 31, 2002.......    1.14      0.65
March 31, 2002..........    3.25      1.78         March 31, 2003..........    0.94      0.70

     As of June 15, 2003, there were approximately 2,600 beneficial owners of New Frontier Media's Common Stock.

     New Frontier Media has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. New Frontier Media intends to retain any earnings for use in New Frontier Media operations and to finance the expansion of its business.

     In conjunction with the issuance of 2.5 million shares of Class B Redeemable Preferred Stock, with a face value of $0.81 per share, the Company issued 500,000 shares of its Common Stock in May and June 2003 to three accredited investors pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

               FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA(1)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          FISCAL YEAR ENDED MARCH 31,
                                            --------------------------------------------------------
                                              2003        2002        2001        2000        1999
                                            --------     -------     -------     -------     -------
Net Sales...............................    $ 36,747     $52,435     $58,638     $45,351     $25,969
Income (loss) from operations...........    $(11,895)    $  (582)    $ 3,324     $ 1,082     $(5,518)
Income (loss) from operations per basic
  common share..........................    $  (0.56)    $ (0.03)    $  0.16     $  0.06     $ (0.42)
Total assets............................      35,025      48,132     $52,606     $36,288     $20,764
Long term obligations...................    $    465     $ 1,013     $ 7,076     $ 2,003     $ 1,800
Redeemable preferred stock..............    $  3,750     $    --     $    --     $ 4,073     $    --
Cash dividends..........................    $     --     $    --     $    --     $    --     $    --

(1) The selected consolidated financial data for 1999 - 2000 includes the effect of the acquisition of IGallery, ITN, and 90% of CTI on October 27, 1999, which was accounted for as a pooling-of-interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This annual report on Form 10-K includes forward-looking statements. These are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to compete effectively for quality content with our Subscription/PPV TV Group's primary competitor who has significantly greater resources than us; 2) our ability to retain our major customer that accounts for 36% of our total revenue; 3) our ability to retain our key executives; 4) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; 5) our ability to generate compelling website content for resale; and 6) our ability to attract market support for our stock.

     The following table presents certain consolidated statement of operations information.

                             RESULTS OF OPERATIONS

                                                                             (IN MILLIONS)
                                                                          TWELVE MONTHS ENDED
                                                                                MARCH 31
                                                                         ----------------------
                                                                         2003     2002     2001
                                                                         ----     ----     ----
NET REVENUE
Subscription/Pay-Per-View TV
     Cable/DBS.......................................................   $21.4    $19.7    $14.5
     C-Band..........................................................     7.5      9.4     10.0
Internet Group
     Net Membership..................................................     5.3     15.3     19.9
     Sale of Content.................................................     1.2      1.9      3.8
     Sale of Traffic.................................................     1.3      5.6      9.4
     Other...........................................................     0.0      0.4      0.9
Corporate Administration.............................................     0.0      0.1      0.1
                                                                        -----    -----    -----
  TOTAL..............................................................   $36.7    $52.4    $58.6
                                                                        =====    =====    =====
COST OF SALES
Subscription/Pay-Per-View TV.........................................   $14.0    $13.4    $11.4
Internet Group.......................................................     4.2     12.2     18.2
                                                                        -----    -----    -----
  TOTAL..............................................................   $18.2    $25.6    $29.6
                                                                        =====    =====    =====
OPERATING INCOME (LOSS)
Subscription/Pay-Per-View TV.........................................   $ 7.1    $ 6.3    $ 3.5
Internet Group.......................................................    (0.3)     2.1      4.5
Corporate Administration.............................................    (7.2)    (5.8)    (5.5)
Asset Impairment Expense.............................................    (1.4)     0.0      0.0
Restructuring Expenses...............................................    (3.2)    (3.2)     0.0
c
  TOTAL..............................................................   $(5.0)   $(0.6)   $ 2.5
                                                                        =====    =====    =====

                                    OVERVIEW

NET REVENUE

     Net revenue for the Company was $36.7 million, $52.4 million, and $58.6 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing a decrease of 30% from 2002 to 2003 and 11% from 2001 to 2002.

     The decrease in revenue from 2002 to 2003 is primarily related to a decrease in revenue generated by the Internet Group. Revenue generated by the Internet Group was $7.8 million and $23.2 million for the years ended March 31, 2003 and 2002, respectively, representing a decrease of 66% year-over-year. This decrease in revenue is a direct result of the Internet Group changing its business model from one that relied entirely upon generating traffic to its web sites by paying to acquire it to one that relies upon internally generated traffic and partnerships with third party gatekeepers. The Internet Group ceased purchasing traffic for its web sites because it was no longer a profitable model due to changes in the adult Internet industry; such as, an increase in the availability of free content and low barriers of entry. The Internet Group will continue to focus its efforts on creating revenue-sharing partnerships with third party gatekeepers similar to the business model used by the Subscription/PPV TV Group. Management expects to experience further declines in its membership and content revenue bases as the old business model erodes. However, management believes that the creation of partnerships with third party gatekeepers will ultimately lead to a sustainable and profitable revenue base in the future.

     Revenue generated by the Subscription/PPV TV Group was $28.9 million and $29.1 million for the years ended March 31, 2003 and 2002, respectively, representing a slight decrease of less than 1%. This decrease in revenue is related to a decrease in revenue generated by the Subscription/PPV TV Group's C-Band services. C-Band revenue declined from $9.4 million in 2002 to $7.5 million in 2003, representing a decrease of 20% year-over-year. The decline in C-Band revenue follows the decline in the number of consumers in this market as it continues to erode each year.

     The decrease in C-Band revenue was offset by an increase in the Subscription/PPV TV Group's core business segment related to its Cable/DBS services. Cable/DBS revenue increased 9% from $19.7 million for the year ended March 31, 2002 to $21.4 million for the year ended March 31, 2003.

     The decrease in revenue from 2001 to 2002 is related to a decrease in revenue generated by the Internet Group due to the change in its business model, as described above, which began during the 2002 fiscal year. Revenue for the Internet Group was $23.2 million and $34.0 million for the years ended March 31, 2002 and 2001, respectively, representing a decrease of 32%. This decrease was offset by an increase in Subscription/PPV TV Group revenue. Revenue for the Subscription/PPV TV Group was $29.1 million and $24.5 million for the years ended March 31, 2002 and 2001, respectively, representing an increase of 19%.

OPERATING INCOME (LOSS)

     Operating income (loss) for the Company was an operating loss of $5.0 million and $0.6 million for the years ended March 31, 2003 and 2002, respectively, and operating income of $2.5 million for the year ended March 31, 2001.

     The increase in the Company's operating loss from 2002 to 2003 is related to the following: a) a $1.4 million asset impairment charge related to the write down of the book value of several of the Internet Group's URLs; b) a $3.2 million restructuring charge primarily related to the relocation of the Internet Group's data center from Los Angeles to Boulder; c) an increase in Corporate Administration expenses related to legal fees associated with the Company's lawsuit with Edward Bonn, Bradley Weber, Jerry Howard, and Response Telemedia, Inc. and the proxy fight that the Company defended itself against during the year; and d) a decrease in operating income generated by the Internet Group. The Company does not anticipate any further restructuring or impairment charges related to the Internet Group in future periods. In addition, the Company has settled its lawsuits with the above entities and does not anticipate any further costs related to this in future periods.

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

SUBSCRIPTION/PAY-PER-VIEW TV GROUP

     The Subscription/PPV TV Group rebranded its networks under the TEN* name and logo during the fourth quarter of the fiscal year ended March 31, 2003. Each network (except Pleasure) has the TEN name associated with it. This change was done in an effort to create brand recognition for the

TEN name and associate this name with the best adult programming on Cable and DBS platforms. The networks are now named as follows: Pleasure, TEN, TEN Clips (formerly ETC), TEN Xtsy (formerly Extasy), TEN BluePlus (formerly True Blue), TEN Max (formerly X-Cubed and XClips), TEN Blue (launched in January 2003), and TEN Blox (launched in January 2003). The Subscription/ PPV TV Group's VOD service is branded as TEN On Demand.

     The following table outlines the current distribution environment and addressable households for each network:

                                             ESTIMATED ADDRESSABLE HOUSEHOLDS
                                           -------------------------------------
                                                      (IN THOUSANDS)
                                            AS OF         AS OF         AS OF
                        DISTRIBUTION       MARCH 31,     MARCH 31,     MARCH 31,
     NETWORK               METHOD            2003          2002          2001
-----------------    ------------------    ---------     ---------     ---------
Pleasure             Cable                    8,000         7,500        17,245
TEN                  Cable/DBS               11,100         8,100         5,800
TEN Clips            Cable/DBS                5,800         3,600         2,400
VOD                  Cable                    5,300         1,100           255
TEN Xtsy(1)          C-band/Cable/DBS         9,000         7,800         3,200
TEN BluePlus(1)      C-band                     570           800         1,100
TEN Max (1)          C-band                     570           800         1,100
TEN Blue             Cable                      300           N/A           N/A
TEN Blox             Cable                      300           N/A           N/A
TOTAL ADDRESSABLE SUBSCRIBERS                40,940        29,700        31,100

Note: "n/a" indicates that network was not launched at that time

(1) TEN Xtsy, TEN BluePlus and TEN Max addressable households include 1.1 million, 0.8 million, and 0.5 million C-Band addressable households for the years ended March 31, 2001, 2002 and 2003, respectively.

NET REVENUE

     Total net revenue for the Subscription/PPV TV Group was $28.9 million, $29.1 million, and $24.5 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing a decrease of 1% from 2002 to 2003 and an increase of 19% from 2001 to 2002. Of total net revenue, C-Band net revenue was $7.5 million, $9.4 million, and $10 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing a 20% decrease from 2002 to 2003 and a 6% decrease from 2001 to 2002. Revenue from the Group's Cable/DBS services was $21.4 million, $19.7 million, and $14.5 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing an increase of 9% from 2002 to 2003 and 36% from 2001 to 2002. Revenue from the Group's Cable/DBS services is responsible for approximately 74%, 68%, and 59% of the Group's total net revenue for the years ended March 31, 2003, 2002, and 2001, respectively.

     The year-over-year decreases in C-Band revenue are due to the continued decline of the C-Band market as consumers convert C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems. The total C-Band market declined 38% from 2002 to 2003 and 27% from 2001 to 2002.

     Total C-Band subscriptions to the Group's networks (TEN Xtsy, TEN Max, and TEN BluePlus) were 138,448, 125,465, and 102,185 as of March 31, 2001, 2002, and
2003, respectively, representing a decrease of 19% from 2002 to 2003 and 9% from 2001 to 2002.

     The Subscription/PPV TV Group acquired the C-Band subscriber base of Emerald Media, Inc. ("EMI") in April 2001 for a total of $750,000 in stock and cash. EMI was formerly the Group's largest competitor in the adult C-Band market, operating two competing networks, which were discontinued after this acquisition. The effect of this acquisition has been to support the Group's C-Band revenue stream in a quickly eroding market place. Although the C-Band market continues to decline, the number of subscribers to the Subscription/PPV TV Group's networks is not declining as quickly, and its average revenue earned per sale has remained relatively stable.

     The Subscription/PPV TV Group terminated its third party C-Band distributor contracts during the year ended March 31, 2003 because management felt the contracts were no longer favorable to the Group. The termination of these contracts was responsible for a 7% decrease in subscriptions to its networks from 2002 to 2003.

     The increase in the Subscription/PPV TV Group's Cable/DBS revenues year-over-year are a result of launching new services and the addition of addressable subscribers to its networks through affiliations with new Cable/DBS providers and the online growth of current affiliates.

     The Subscription/PPV TV Group's Pleasure network was available to 17.3 million, 7.5 million and 8.0 million addressable subscribers as of March 31, 2001, 2002, and 2003, respectively. The decrease in addressable subscribers from 2001 to 2002 is a result of both DISH Network and Hughes Electronic Corporation's DirecTV ("DirecTV") terminating its distribution of Pleasure during the fiscal year ended March 31, 2002. Both DBS providers terminated its distribution of Pleasure in order to increase the number of partially edited services distributed on their platforms. Revenue from Pleasure on these two platforms contributed 10% and 7% of total Cable/DBS revenue in 2001 and 2002, respectively.

     The increase in addressable subscribers for the Pleasure network from 2002 to 2003 is related to new launches and online growth from Cable affiliates such as AOL Time Warner, Inc. ("Time Warner"), Comcast Corporation ("Comcast"), and Charter Communications, Inc. ("Charter").

     Revenue from the Subscription/PPV TV Group's TEN network has declined year-over-year because of a continued decrease in the number of monthly DISH subscribers. This decline in subscribers has been ongoing since DISH converted TEN to a PPV service in 1999. In addition, until recently, PPV buys from TEN on the DISH platform have been declining due to the addition of a competing network of the same editing standard which was added to the DISH platform in September 2001. However, during the last quarter of the 2003 fiscal year, the number of TEN's PPV buys on the DISH platform has begun to increase. The Subscription/PPV TV Group has also started to work with several Cable affiliates to replace the Pleasure network with TEN and its sister service, TEN Clips.

     In January 2000, DISH launched TEN Xtsy (formerly Extasy) on its satellite at 110 degrees. In August 2001, DISH moved TEN Xtsy to its satellite at 119 degrees. Significantly more addressable subscribers view DISH's satellite at 119 degrees than its satellite at 110 degrees. TEN Xtsy is available on DISH as both a subscription and PPV service, as well as part of a monthly combination subscription with TEN. In September 2001, DISH increased its retail price for TEN Xtsy to $10.99 for a PPV purchase and $27.99 for a monthly subscription from $9.99 and $24.99, respectively. These changes have resulted in a 78% increase in revenue for the TEN Xtsy network from 2001 to 2002 and an 11% increase in revenue for the TEN Xtsy network from 2002 to 2003.

     The Subscription/PPV TV Group launched TEN Clips (formerly ETC) in May 2000. TEN Clips is a partially edited 24-hour per day adult network. TEN Clips' unique formatting provides for thematically organized 90-minute blocks of programming in order to encourage appointment viewing by the adult PPV consumer. Through the Subscription/PPV TV Group's proprietary database technology, approximately eight scenes are organized thematically and programmed into one 90-minute block. TEN Clips delivers 240 unique thematic blocks with over 500 different adult film scenes during a typical month.

     TEN Clips was available to 2.4 million, 3.6 million and 5.8 million addressable subscribers as of March 31, 2001, 2002, and 2003, respectively. Revenue from TEN Clips increased 250% from 2001 to 2002 and 29% from 2002 to 2003. TEN Clips obtained carriage with DISH network in July 2000 and is carried as both a PPV and subscription service. DISH increased its retail prices for TEN Clips in September 2001 to $9.99 for a PPV purchase and $22.99 for a monthly subscription from $8.99 and $19.99, respectively.

     The Subscription/PPV TV Group has experienced significant growth in revenue from its VOD service, TEN On Demand. TEN On Demand is provided to Cable affiliates in each of the Group's three editing standards. TEN On Demand is provided to Cable operators as a "kit" of adult content with 5 -40 titles in each kit. Content is refreshed on a monthly basis and provides for a 30-day early release window to the PPV services. Accordingly, there is no duplication between the PPV networks and the VOD product. The Subscription/PPV TV Group is the leading provider of adult VOD content with launches on cable systems representing 95% of VOD enabled cable households as of May 1, 2003, and is the exclusive provider of adult VOD content for Time Warner. Revenue from its VOD service accounted for 9% of the Subscription/PPV TV Group's total Cable/DBS revenue for the year ended March 31, 2003, as compared to 1% for the year ended March 31, 2002.

     The Subscription/PPV TV Group signed an agreement in February 2003 to provide its TEN On Demand service to On Command, the leading provider of in-room interactive entertainment for the hotel industry and its guests. Beginning in March 2003, the Group began providing titles on a monthly basis to On Command's VOD enabled hotel rooms in four different editing formats. The Subscription/ PPV TV Group was fully deployed in all 895,000 On Command hotel rooms as of May 1, 2003.

     In January 2003, the Subscription/PPV TV Group launched TEN Blue and TEN Blox, two partially edited services created to address the increasing demand from consumers for this editing standard. TEN Blue will offer amateur, ethnic, and urban oriented feature programming. TEN Blox will be the "clip" sister service to TEN Blue. Content costs to program these networks will be minimal since the Subscription/PPV TV Group can use content from its already licensed library of titles.

     The Subscription/PPV TV Group added a new revenue stream during the fiscal year ended March 31, 2002, related to the advertisement of adult lifestyle products which enhance the viewing experience of the adult consumer. These products are advertised during the interstitial breaks between each movie. The Subscription/PPV TV Group partners with third parties for the sale and fulfillment of these products and shares in any revenue generated by the advertisement of the products on its networks. Revenue from product sales accounted for 6% of total Cable/DBS revenue for the fiscal year ended March 31, 2003, up from 2% for the fiscal year ended March 31, 2002.

COST OF SALES

     Cost of sales for the Subscription/PPV TV Group was $14.0 million, $13.4 million, and $11.4 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing increases of 4% from 2002 to 2003 and 18% from 2001 to 2002. Cost of sales as a percentage of revenue was 48%, 46%, and 47% for the years ended March 31, 2003, 2002, and 2001, respectively. Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, amortization of content licenses, and call center operations.

     The 4% increase in cost of sales from fiscal year 2002 to 2003 is due to:
a) a 27% increase in the amortization of the Subscription/PPV TV Group's content licenses and b) a 16% increase in costs associated with the digital broadcast center related to new functionalities and redundancies added during the fiscal year. These increases were offset by a 12% decrease in transponder lease costs and a 12% decrease in C-Band call center costs.

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

     During the fourth quarter of the year ended March 31, 2002, the Subscription/PPV TV Group renegotiated its transponder leases with Loral for its four analog transponders. This renegotiation resulted in a 30% decrease in its monthly analog transponder lease payments. During the fourth quarter ended March 31, 2003, the Subscription/PPV TV Group renegotiated two of its analog transponder leases with Loral, resulting in a 55% decrease in the annual costs for those two transponders.

     In addition, during the fiscal year ended March 31, 2002 the Subscription/PPV TV Group created a digital tier for its Pleasure, TEN and TEN Clips networks on Loral's satellite known as T-7. This digital tier replaces the edgeband technology that the Group was using. Edgeband technology permits multiple services to be carried over an existing satellite transponder by adding a multiplex of MPEG-2 compressed programs at the band edge of the transponder. This change to a digital tier makes the distribution of the Group's services more bandwidth efficient for its Cable affiliates. In January 2003, the Subscription/PPV TV Group added TEN Blue, TEN Blox and TEN Xtsy to its digital tier.

OPERATING INCOME

     Operating income for the Subscription/PPV TV Group was $7.1 million, $6.3 million, and $3.5 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing increases of 13% from 2002 to 2003 and 80% from 2001 to 2002.

     The 13% increase in operating income from 2002 to 2003 is primarily related to a 17% decrease in operating expenses during this period. Operating expenses as a percentage of revenue declined from 32% to 27% during this same period. The decline in operating expenses from 2002 to 2003 was related to a decline in: a) the costs associated with the Group's C-Band barker channel, b) advertising costs, c) payroll costs associated with the elimination of two senior manager positions, and d) commissions paid to the Group's sales force as a result of a change in the commission plan and a decline in the number of people being commissioned.

     In addition, due to an accounting pronouncement change, goodwill and intangible assets with indefinite lives are no longer required to be amortized and are, instead, tested for impairment on an annual basis using the guidance for measuring impairment as set forth in SFAS 142, "Goodwill and Other Intangible Assets". Goodwill amortization was $0, $636,000 and $636,000 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively.

     The 80% increase in operating income from 2001 to 2002 is attributable to a 19% increase in revenue and an increase in the Group's gross margin percentage from 53% to 54%. Total operating expenses decreased slightly by 2% from 2001 to 2002 and operating expenses as a percentage of revenue declined from 39% to 32%. The slight decrease in operating expenses from 2001 to 2002 is a result of operating expenses; such as, advertising, travel, entertainment, and trade show costs, remaining flat year-over-year.

INTERNET GROUP
NET REVENUE

     Total net revenue for the Internet Group was $7.8 million, $23.2 million, and $34 million for the years ended March 31, 2003, 2002 and 2001, respectively, representing a decrease of 66% from 2002 to 2003 and 32% from 2001 to 2002. The Internet Group's revenue is comprised of membership revenue from its consumer-based web sites, revenue from the sale of its content feeds to webmasters, revenue from the sale of exit traffic, and revenue from its data center services.

     Net membership revenue was $5.3 million, $15.3 million, and $19.9 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing decreases of 65% from 2002 to 2003 and 23% from 2001 to 2002.

     The 23% decline in gross membership revenue from 2001 to 2002 is a direct result of a decrease in traffic to the Internet Group's web sites. The decrease in traffic to the Internet Group's sites was primarily due to changes made to the Group's traffic acquisition model. The Internet Group changed its traffic acquisition model during the fiscal year ended March 31, 2002 to compensate an affiliated webmaster for traffic directed to the Internet Group's web sites only upon the conversion of a referral into a paying member. Prior to this change, the Group was paying for traffic based upon the amount of traffic directed to the Group's web sites, regardless of whether this traffic resulted in a paying member to one of the Group's sites. This change to the Internet Group's traffic acquisition programs resulted in a 57% decline in webmaster payouts from 2001 to 2002.

     The Internet Group also believes that its membership revenue and traffic volume declined from 2001 due to the proliferation of free adult content available on the Internet. In addition, portals such as Microsoft Corporation's MSN ("MSN"), no longer default words typed into a browser dialogue box to the "dot-com" web site associated with such word, and have begun to sell off their adult word searches to outside companies, impacting the amount of type-in traffic to the Internet Group's web sites.

     The 65% decline in net membership revenue from 2002 to 2003 was a result of a continued decline in traffic to the Internet Group's web sites due to the elimination of all traffic generating programs. The Internet Group ceased actively purchasing traffic for its web sites during the fiscal year ended March 31, 2003. Instead, the Internet Group has depended upon its adult domain names to generate traffic to its sites, and has focused on cross selling its flagship web site, www.ten.com, on the Subscription/PPV TV Group's networks.

     The standard one-month membership prices to the Group's web sites ranged from $20 to $30 for the fiscal years ended March 31, 2001 and 2002. During the fourth quarter of the fiscal year ended March 31, 2002, the Internet Group decreased the monthly retail price of its flagship web site, www.ten.com, to $14.74. A marketing program offering a free 5-day trial membership was implemented during the fourth quarter of the year ended March 31, 2001, which resulted in an average membership price of $10 to $12 during the last quarter of the year ended March 31, 2001. Marketing programs offering free trial memberships were discontinued during fiscal year 2002. An additional marketing program offering a three-day trial for $2.95 was begun during the 2002 fiscal year and was subsequently discontinued in the 2003 fiscal year.

     During the fiscal year ended March 31, 2003 the Internet Group decreased the number of consumer web sites marketed from 30 to 10, which also contributed to the decline in net membership revenue year-over-year. The decrease in the number of web sites marketed allowed the Internet Group to ensure that its sites were always updated with new content on a daily/weekly basis resulting in an increase in the depth, breadth and relevance of the content included in each site.

     Revenue is earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to other affiliated webmaster marketing programs domestically, monetizing foreign traffic via international dialer companies, marketing affiliated webmaster sites through the Internet Group's double opt-in email list, and by directing traffic to its pay-per-click ("PPC") search engine, www.sexfiles.com. Revenue from the sale of traffic was $1.3 million, $5.6 million, and $9.4 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing a decrease of 77% from 2002 to 2003 and 40% from 2001 to 2002. The Internet Group experienced a corresponding decrease in revenue from the sale of traffic from 2001 to 2002 because of a decline in overall traffic purchased by the Internet Group under its new traffic acquisition model discussed above. The decline in traffic continued into the 2003 fiscal year as the Internet Group ceased all traffic purchasing programs. The decline in traffic to the Internet Group's web sites results in less traffic available to sell both domestically and internationally and less traffic to direct through its PPC search engine.

     The Internet Group changed its methodology for monetizing the exit traffic from its sites (i.e., traffic that comes through its web sites and does not convert into a paying member) during the fiscal year ended March 31, 2003. Instead of selling its traffic to affiliated webmasters, the Internet Group directed its exiting consumers to its own PPC search engine. The PPC search engine allowed the Internet Group to monetize its exit traffic by auctioning off keyword searches to advertisers that prepaid for placement within the search engine. This resulted in a pure market model for the advertiser. The more the advertiser bid for the keyword, the higher their site was shown in the list of search results returned to the consumer. The result for the advertiser was qualified traffic that was more likely to convert into a paying member, while the consumer received immediate access to relevant results.

     In addition to revenue from its PPC search engine, the Internet Group's sale of traffic revenue also included revenue from the marketing of its double opt-in email program. Revenue was earned by selling email campaigns to customers that were marketed to the Group's 1.4 million opt-in email users. Email campaigns were sold on a cost-per-click or cost-per-acquisition basis.

     Revenue from the sale of content was $1.2 million, $1.9 million, and $3.8 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing a decrease of 37% from 2002 to 2003 and 50% from 2001 to 2002. The decrease in revenue from the sale of content is a result of a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they purchase. During the fiscal year ended March 31, 2003 the Internet Group focused more of its efforts on this revenue stream by hiring a dedicated sales team, establishing a fixed matrix of competitive prices for its products, creating new content offerings, ensuring current content products were updated on a timely basis, and establishing a billing and collection process that required prepayment for its products. Despite these efforts, the continued reluctance on the behalf of webmasters to pay for content makes this a difficult market segment to compete in for the Internet Group.

     The Internet Group's other revenue was earned from the sale of services such as hosting, co-location and bandwidth management ("ISP services") to non-affiliated companies. The Group's other revenue was $0, $0.4 million, and $0.9 million for the years ended March 31, 2003, 2002, and 2001. The decrease in revenue from 2001 to 2002 is a result of the Internet Group's non-affiliated customers changing service providers. During the fiscal year ended March 31, 2003, the Internet Group ceased selling its ISP services to outside customers and focused its data center operations solely on its internal needs.

COST OF SALES

     Cost of sales for the Internet Group was $4.2 million, $12.2 million, and $18.2 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing a decrease of 66% from 2002 to 2003 and 33% from 2001 to 2002. Cost of sales consists of variable expenses associated with credit card fees, bandwidth, traffic acquisition costs (purchase of traffic), web site content costs and depreciation of assets related to the Internet Group's data center operations. Cost of sales, as a percentage of revenue, was 54%, 53%, and 54% for the years ended March 31, 2003, 2002, and 2001, respectively.

     Approximately 70% of the traffic to the Internet Group's web sites was acquired through affiliate programs marketed to webmasters. These programs compensated webmasters for traffic referrals to the Internet Group's web sites. A webmaster was paid a fee of $25 - $45 per referral that resulted in a paying monthly membership to one of the Internet Group's web sites. The Internet Group's traffic acquisition costs also included payments made to affiliated webmasters for the acquisition of email addresses as part of its double opt-in email program. The Internet Group discontinued paying for traffic to its sites and the acquisition of email addresses during the year ended March 31, 2003 because it determined, based on analyzing conversion rates and retention rates, that this traffic was not profitable.

     The Internet Group's traffic acquisition costs were $0.2 million, $4.3 million, and $10.1 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing a decrease of 95% from 2002 to 2003 and 57% from 2001 to 2002. The Internet Group's traffic acquisition costs, as a percentage of net revenue, were 3%, 9%, and 30% for the years ended March 31, 2003, 2002, and 2001, respectively. The decline in traffic acquisition costs from 2001 to 2002 is primarily due to changes made to the Group's traffic acquisition model. The Internet Group changed is traffic acquisition model during fiscal 2002 to compensate an affiliated webmaster for traffic directed to the Internet Group's web sites only upon the conversion of a referral into a paying member. Prior to this change, the Group was paying for traffic based upon the amount of traffic directed to the Group's web sites, regardless of whether this traffic resulted in a paying member to one of the Group's sites. The decline in traffic acquisition costs from 2002 to 2003 is a result of the Internet Group's decision to completely cease marketing its traffic acquisition programs.

     Merchant banking fees, including fees for credits and chargebacks, were $0.7 million, $1.9 million, and $2.2 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing a decrease of 68% from 2002 to 2003 and 14% from 2001 to 2002. Merchant banking fees were 13%, 12%, and 11% of net membership revenue for the years ended March 31, 2003, 2002, and 2001, respectively. The increase in merchant banking fees as a percentage of net membership revenue is a direct result of the Internet Group outsourcing its credit card processing and customer service functions to a third-party. The Internet Group outsourced these functions during the fourth quarter of the fiscal year ended March 31, 2002. This increase in merchant banking fees as a percentage of net membership revenue is offset by a decrease in payroll associated with the termination of its own in-house customer service and credit card processing functions.

     Bandwidth costs were $1.1 million, $1.7 million and $1.9 million for the fiscal years ended March 31, 2003, 2002 and 2001, respectively, representing decreases of 11% from 2001 to 2002 and 35% from 2002 to 2003. The decrease in bandwidth costs is a result of the renegotiation of bandwidth contracts with each of the Internet Group's providers and a decrease in the amount of bandwidth used as a result of a decline in traffic to its web sites. The Internet Group expects to see a further decline in this cost due to new contracts negotiated with its bandwidth providers in conjunction with the move of its in-house data center to Boulder, Colorado.

     Operational expenses, the majority of which relates to depreciation and amortization of Internet equipment and domain names, were $1.9 million, $3.6 million and $3.0 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing a 20% increase from 2001 to 2002 and a 47% decrease from 2002 to 2003. The 20% increase in operational expenses from 2001 to 2002 is primarily related to increases in operating lease costs, maintenance costs, and depreciation expense related to data center equipment purchases and the build out of the Internet Group's data center facility. The 47% decrease in operational costs from 2002 to 2003 is attributable to the write-off of excess equipment during the first quarter of the fiscal year ended March 31, 2003 which related to the relocation of the Internet Group's data center from Los Angeles to Boulder, and impaired assets written off during the same time period (see "Restructuring Expenses" and "Asset Impairment Charges" below).

OPERATING INCOME (LOSS)

     Operating income (loss) for the Internet Group was an operating loss of $0.3 million for the fiscal year ended March 31, 2003 and operating income of $2.1 million and $4.5 million for the years ended March 31, 2002 and 2001, respectively, representing decreases of 114% from 2002 to 2003 and 53% from 2001 to 2002. Operating income is declining primarily as a result of lower revenues and higher operating costs as a percentage of revenue.

     Operating expenses were $3.9 million, $8.8 million, and $11.3 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing a decrease of 56% from 2002 to 2003 and 22% from 2001 to 2002. Operating expenses were 50%, 38%, and 33% of net revenue for the fiscal years ended March 31, 2003, 2002, and 2001, respectively.

     The decrease in operating expenses from 2001 to 2002 was attributable to a decrease in bad debt expense from $1.0 million in 2001 to $0.1 million in 2002 and a decline in personnel costs during the 2002 fiscal year related to the elimination of certain positions and the elimination of bonuses paid to employees.

     The decrease in operating expenses from 2002 to 2003 was related to a) the elimination of the Internet Group's in-house customer service and credit card processing functions; b) a decrease in payroll, benefits, and facility costs related to the restructuring and relocation of the sales, marketing, engineering and web development departments to Boulder, Colorado; c) a decrease in trade show related costs; and d) a decrease in travel related costs.

FUTURE OUTLOOK FOR THE INTERNET GROUP

     In connection with the settlement with Edward Bonn (see "Legal Proceedings"), the Internet Group transferred to Mr. Bonn approximately 150 of its domain names. As a result of this transfer, as of March 31, 2003, the Internet Group merged all of its dial-up web sites (and corresponding members) into its premiere broadband site, www.ten.com. The transfer of these URLs, coupled with the already declining traffic to its sites as a result of the Internet Group's decision to cease purchasing traffic, has resulted in a substantial decrease in new monthly members to its web site.

     The Internet Group expects to see continued declines in its monthly recurring membership revenue as it is primarily marketing this site only on the Subscription/PPV TV Group's networks. The traffic generated from this effort is not enough to sustain its membership revenue base. Consequently, the Internet Group continues to experience a 2% - 8% decline in its renewing membership base each month. However, it is important to note that the Internet Group does not consider the monthly membership model to be the focus of its future growth plans. The recurring monthly membership model on the Internet is too competitive, there are no barriers to entry, it is too dependent upon credit card processing, and it is very difficult to attract profitable traffic to a web site.

     Also because of this decline in traffic, the Internet Group has terminated its PPC search engine and sale of traffic/email marketing revenue streams (see "Restructuring Expenses" below) as of March 31, 2003. Although the PPC search engine is a viable business model, the Internet Group does not have the traffic volume to support this business in a profitable manner.

     Going forward, the Internet Group will be focusing its efforts on forming revenue sharing partnerships with third-party gatekeepers such as cable companies, hospitality providers and portals, whereby it can gain direct access to consumers in search of adult entertainment.

     The Internet Group executed its first such revenue sharing agreement with On Command during the fiscal year ended March 31, 2003. Under the terms of the agreement, the Internet Group will be the exclusive provider of adult content for On Command's TV Internet Service. The Internet Group is providing a customized version of its www.ten.com broadband service for delivery through On Command's TV Internet Service in its hotel rooms nationwide. The Internet Group was fully deployed within most of the On Command hotels that offer high-speed Internet access, estimated at over 120,000 rooms, as of May 2003.

RESTRUCTURING EXPENSES
     INTERNET RESTRUCTURING 2002

     During the fiscal year ended March 31, 2002, the Company implemented a restructuring plan with respect to its Internet Group's operations. The plan provided for the consolidation of the Internet Group's engineering, web production, sales and marketing departments to the Company's Boulder, Colorado location and the elimination of its customer service department due to the outsourcing of its credit card processing functions. In addition, the Internet Group vacated its office facilities in Sherman Oaks, California that were being utilized by these functions.

     As a result of these measures the Company saved approximately $5.0 million in payroll, benefits, facility costs and other operating expenses. Total restructuring charges of $3.2 million related to this plan were recorded in 2002, of which $0.8 million related to the termination of 31 employees. In addition, 10 other positions were eliminated through attrition. Also included in the restructuring charge were $1.2 million of expenses related to the excess office space in Sherman Oaks, California that the Company plans to sublet and $1.0 million of expenses related to excess furniture and equipment.

     DATA CENTER RESTRUCTURING 2003

     During the fiscal year ended March 31, 2003 the Company adopted a restructuring plan to close the Internet Group's in-house data center in Sherman Oaks, California and move its servers, bandwidth and content delivery functions to the same location as the Subscription/PPV TV Group's digital broadcast facility in Boulder, Colorado. As a result of this restructuring, the Internet Group expects to save approximately $3.0 million annually, which will be reflected in its cost of sales. Total restructuring charges of $3.1 million related to this plan were recorded during the year, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.4 million of rent expense related to the data center space in Sherman Oaks that the Company is attempting to sublet and $2.6 million for excess equipment written off as a result of this restructuring.

     INTERNET RESTRUCTURING 2003

     During the fourth quarter of the fiscal year ended March 31, 2003, the Internet Group adopted a final restructuring plan to eliminate 13 positions, which it estimates will result in annual savings of $0.8 million in payroll and benefits. As of March 31, 2003, the Internet Group will be eliminating its PPC search engine, sale of traffic and email revenue streams and will focus its efforts entirely on marketing its premiere broadband site, www.ten.com, to third party gatekeepers (i.e., portals, cable companies and hospitality providers) and to consumers viewing the Subscription/PPV TV Group's networks. The Internet Group will also continue to sell content to third party webmasters. Total restructuring charges of $0.3 million were recorded, of which $10,000 related to the termination of the thirteen positions referenced above and $0.2 million related to the write off of excess equipment and operating leases associated with the PPC search engine and email program.

ASSET IMPAIRMENT

     The Internet Group recognized impairment losses on certain URLs of approximately $1.4 million during the fiscal year ended March 31, 2003. Management identified certain conditions, including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to the Internet Group's URLs, as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of the Internet Group. The Company revised its projections and determined that the projected results would not fully support the future amortization of the URLs associated with the Internet Group.

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

     Corporate administration expenses were $7.2 million, $5.8 million, and $5.5 million for the years ended March 31, 2003, 2002, and 2001, respectively, representing increases of 24% from 2002 to 2003 and 5% from 2001 to 2002.

     The 5% increase in corporate administration expenses from 2001 to 2002 is primarily due to 1) an increase in consulting and professional fees; 2) an increase in travel costs, 3) an increase in payroll costs and related employee benefits; and 4) an increase in the Company's insurance premiums. The increase in these expenses was offset by a 33% decline in the Company's legal fees.

     The 24% increase in corporate administration expenses from 2002 to 2003 is primarily due to 1) an 82% increase in legal fees related to the Company's lawsuit filed against Edward Bonn, Bradley Weber, Jerry Howard, and Response Telemedia, Inc. (see Legal Proceedings - these lawsuits have been settled and there will be no ongoing costs associated with them), 2) a 59% increase in general insurance and directors and officers insurance premiums, 3) the addition of fees paid to the Company's outside Board members, and 4) a 99% increase in expenses related to the proxy fight that the Company defended itself against (public relations, printing and postage). The increase in these expenses was offset by a 27% decrease in payroll and benefit costs due to the elimination of several senior manager positions and a 29% decrease in travel costs.

     The Company estimates that approximately $1.9 million of its 2003 corporate administration expenses related to the proxy fight and its lawsuit with Edward Bonn, Bradley Weber, Jerry Howard and Response Telemedia, Inc. and will, therefore, be nonrecurring for its 2004 fiscal year.

OTHER INCOME (EXPENSE)

     Other income (expense) was expense of $1.6 million, income of $0.4 million, and expense of $3.5 million for the years ended March 31, 2003, 2002, and 2001, respectively.

     Other income (expense) for the fiscal years ended March 31, 2002 and 2001 includes a nonrecurring item related to the legal reserve established for the J.P. Lipson lawsuit ("Lipson Lawsuit").

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

     Other income (expense) for the fiscal years ended March 31, 2003, 2002 and 2001 include items related to an agreement entered into with Metro Global Media, Inc. ("Metro"). In July 1999, the Company entered into an agreement with Metro in which it received 250,000 shares of Metro common stock for services it was to provide. The market value of this stock on the date of the transaction was $2.47 per share. During the fiscal year ended March 31, 2001, the stock was delisted from the NASDAQ, it began trading on the over-the-counter market, and its value declined to $0.47 per share. Due to the permanent impairment in the value of the stock at that time, the Company wrote the stock down to a value of $117,500 and took a non-cash loss of $507,500.

     The Company recognized $0.3 million in other revenue during the fiscal year ended March 31, 2002, in connection with Metro releasing the Company from its obligations to perform services under the contract signed in July 1999, for which the Company was given the 250,000 shares of Metro stock. At the time the contract was signed, the Company recognized deferred revenue in the amount of $0.6 million, the fair market value of the Metro stock on that date. Since that time, the Company had amortized this deferred revenue over 60 months for services it was providing to Metro. The Company ceased providing services to Metro and Metro released the Company from its obligation of providing any future services. Accordingly, the remaining deferred revenue was considered earned and was recognized during the fiscal year ended March 31, 2002 in the amount of $0.3 million.

     During the fiscal year ended March 31, 2003, the Metro stock ceased trading on the over-the-counter market and the Company wrote off the remaining $117,500.

DEFERRED TAXES

     SFAS 109, "Accounting for Income Taxes" requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. The Company routinely evaluates its recorded deferred tax assets to determine whether it is still more likely than not that such deferred tax assets will be realized.

     As of March 31, 2001, the Company estimated that it had $9.2 million in net operating loss carryforwards. Based on its recent history of operating profits at that time and the expected profitability of the Company in future periods, the Company provided a valuation allowance of $0 for its deferred tax assets and recognized the tax benefit of $4.1 million based on the Company concluding that it was "more likely than not"that the full benefit of its deferred tax assets would be realized in future years.

     During the third quarter of the fiscal year ended March 31, 2003, the Company determined that it was more likely than not that sufficient taxable income would not be generated in future years to fully realize its deferred tax assets. Accordingly, a full valuation allowance for its deferred tax assets in the amount of $5.3 million was reflected in the financial statements for that quarter. As of March 31, 2003, the Company had accumulated net operating losses of $13.3 million and its valuation allowance increased by $1.9 million to reflect additional tax losses generated during the year. If the Company generates future taxable income against which these tax assets may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

     Internal Revenue Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of the Company's net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change.

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

GOODWILL IMPAIRMENT

     Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. Through the end of fiscal year 2002, the Company amortized its goodwill over 10 years using the straight-line method. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142"), that was effective for the Company as of the beginning of fiscal year 2003, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. The Company completed the initial impairment test during the first quarter of fiscal year 2003 and concluded that the fair value of the Company's reporting unit (Subscription/PPV TV Group) exceeded its respective carrying value as of June 30, 2002 and, therefore, no impairment existed at that date.

     In addition to the initial impairment test completed during the first quarter of fiscal year 2003, the Company elected to perform the first of its annual impairment tests during the fourth quarter of fiscal year 2003, and concluded that the fair value of the Company's reporting unit exceeded its carrying value and no impairment charge was required. The Company engaged a financial advisory firm to assist management in completing the impairment tests and to prepare certain analysis regarding the fair value of the Company's reporting unit. In developing its analysis, the financial advisory firm reviewed plans prepared by management, interviewed senior managers of the Company and performed independent research. Calculations regarding the fair value of the Company's reporting unit, including the analysis prepared by the financial advisory firm, rely primarily on forecasts and projections regarding future operating results and cash flows, which require management to make estimates and assumptions. If actual operating results or cash flows are different than management's estimates and assumptions, the Company could be required to record impairment charges in future periods. In future years, the Company will be required to complete the annual impairment test during its fourth fiscal quarter.

PREPAID DISTRIBUTION RIGHTS

     The Company's Subscription/PPV Group's film and content library consists of newly produced and historical film licensing agreements. The Company accounts for the licenses in accordance with FAS 63 Financial Accounting by Broadcasters. Accordingly, the Company capitalizes the costs associated with the licenses and amortizes the costs on a straight-line basis over the life of the licensing agreement (usually 3 to 5 years). Pursuant to FAS 63 the costs associated with the license agreements should be amortized based on the relative revenues earned for each showing of the film.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $0.1 million, $5.8 million, and $0.6 million for the years ended March 31, 2003, 2002, and 2001, respectively.

     The decrease in cash provided by operating activities from 2002 to 2003 was primarily related to an increase in the net loss of the Company from $0.6 million in 2002 to $11.9 million in 2003, an increase in accounts receivable from $4.3 million to $5.7 million, and a $4.2 million increase in prepaid distribution rights related to the licensing of content. The net loss of $11.9 million for the year ended March 31, 2003 includes non-cash charges of $5.3 million for the valuation allowance established for the Company's deferred tax assets, $7.5 million in depreciation and amortization, and $4.0 million with respect to asset impairments.

     Cash used in investing activities for the year ended March 31, 2003 was $0.7 million. This use of cash relates primarily to purchases of software licenses, minor equipment upgrades to the Subscription/PPV TV Group's digital broadcast facility and the purchase of encrypting equipment for new cable launches. The Company anticipates capital expenditures for the fiscal year ended March 31, 2004 to be $1.0 million - $1.5 million which will include improvements to its digital broadcast facility for upgrades to the facility's HVAC, electrical and generator systems.

     Cash used in financing activities was $0.9 million for the year ended March 31, 2003. This use of cash was related to $1.7 million paid on the Company's capital lease obligations. This use of cash was offset by the issuance of 1.4 million shares of Class A Redeemable Preferred Stock at $2.00 per share. The proceeds from this offering were used to repay $2.0 million of the Company's notes payable. An additional $1.0 million in debt was converted to 0.5 million shares of Class A Redeemable Preferred Stock. The Class A Redeemable Preferred Stock pays dividends at 15.5% on a monthly and quarterly basis and is redeemable anytime at the Company's option until January 2004, by which time it must be redeemed. In April 2003, New Frontier Media, Inc. successfully negotiated a decrease in the dividend rate on 1.0 million shares of its Class A Redeemable Preferred Stock from 15.5% to 11% for the remainder of the term.

     In April and May 2003, the Company issued 2.5 million shares of Class B Redeemable Preferred Stock at $0.81 per share. The proceeds from this offering were used to redeem $1.0 million of the Company's Class A Redeemable Preferred Stock and to fund the purchase and subsequent retirement of 2,520,750 shares of New Frontier Media, Inc. common stock as part of the Bonn settlement. The Class B preferred stock pays dividends at 10% on a quarterly basis and is redeemable at the Company's option until October 2004.

     The Class A and B preferred stock is subject to full or partial early redemption at the option of the holder if the Company experiences a change in control defined as (i) a replacement of more than one-half of the members of the Company's board of directors which is not approved by a majority of those individuals who are members of the board of directors on the date of the issuance of the preferred (or by those individuals who are serving as members of the board of directors on any date whose nomination to the board of directors was approved by a majority of the members of the board of directors who are members on the date of the issuance of the preferred), (ii) the merger of the

Company with or into another entity that is not wholly owned by the Company, consolidation or sale of all or substantially all of the assets of the Company in one or a series of related transactions, or (iii) the execution by the Company of an agreement to which the Company is a party or by which it is bound, providing for any of the events set forth in (i) or (ii).

     The Company expects to fund the dividends due on the Class A and B Redeemable Preferred Stock from its cash flows from operations. The Company is also confident that it can fund the redemption of the Class A and B Redeemable Preferred Stock in 2004 through cash flows from operations or a refinancing of the obligation prior to the time of redemption. In the event the preferred stock should become due by reason of a change in control, the Company's liquidity and capital resources is likely to be materially and adversely impaired.

     New Frontier Media believes that existing cash and cash generated from operations will be sufficient to satisfy its operating requirements and believes that any capital expenditures that may be incurred can be financed through its cash flows from operations or lease financing.

     If New Frontier Media were to lose its major customer that accounts for 36% of its revenue, its ability to finance its operating requirements would be severely impaired.

     The following is a summary of the Company's contractual obligations for the periods indicated that existed as of March 31, 2003, and is based on information appearing in the Notes to the Consolidated Statements:

                                                         PAYMENTS DUE BY PERIOD (IN 000'S)
                                                 --------------------------------------------------
                                                           LESS THAN     1-3      3-5     MORE THAN
           CONTRACTUAL OBLIGATIONS               TOTAL      1 YEAR      YEARS    YEARS    5 YEARS
----------------------------------------------   ------     -------     -----    -----     -------
Capital Lease Obligations                       $ 1,641     $ 1,147    $  494   $  --           --
Operating Lease Obligations                      14,115       6,172     6,633    1,310          --
Class A Redeemable Preferred Stock                3,750       3,750       --       --           --
TOTAL                                           $19,506     $11,069    $7,127   $1,310           0

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"in determining the classification of gains and losses resulting from the extinguishments of debt. The Company adopted the provisions of SFAS No. 145 upon its effective date, which did not have a material impact on the consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will not have a material impact on its operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123." This standard provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", ("FAS 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the provision of this statement to have a significant impact on the statement of financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKET RISK. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

     INTEREST RATE RISK. As of June 15, 2003, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company's borrowings are at fixed interest rates, limiting the Company's exposure to interest rate risk.

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

     (b) As of November 26, 2001, the Company engaged Grant Thornton LLP as the Company's independent auditors to replace Singer Lewak.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     New Frontier Media will furnish to the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") not later than 120 days after the close of the fiscal year ended March 31, 2003. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see "Executive Officers of the Registrant" in Part I of this form.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the Proxy Statement except for the following equity compensation plan information:

                      EQUITY COMPENSATION PLAN INFORMATION


                                                                                    NUMBER OF SECURITIES
                                         NUMBER OF                                  REMAINING AVAILABLE FOR
                                       SECURITIES TO BE                             FUTURE ISSUANCE UNDER
                                        ISSUED UPON           WEIGHTED-AVERAGE      EQUITY COMPENSATION
                                        EXERCISE OF           EXERCISE PRICE OF     PLANS (EXCLUDING
                                         OUTSTANDING          OUTSTANDING              SECURITIES
                                        OPTIONS, WARRANTS     OPTIONS, WARRANTS     REFLECTED IN COLUMN (A))
           PLAN CATEGORY                 AND RIGHTS           AND RIGHTS
------------------------------------    -----------------     -----------------     ------------------------
                                               (A)                   (B)                      (C)
Equity compensation plans approved
  by security holders...............        3,565,956               $2.73                   1,349,500
Equity compensation plans not
  approved by security holders......        3,957,308               $3.61                          --
                                            ---------               -----                  ----------
Total...............................        7,523,264               $3.19                   1,349,500
                                            =========               =====                  ==========

MATERIAL FEATURES OF EACH NON-SECURITY HOLDER-APPROVED PLAN

     The 3,957,308 shares issuable upon plans that were not approved by security holders are all issuable upon the exercise of individual warrant grants without any warrant plan. Each grant of warrants was made in connection with consulting services, debt financing or content license agreements. All the warrants currently expire by no later than 2009 unless earlier exercised.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities and Exchange ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's controls and procedures were effective.

     Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 16. EXHIBITS AND REPORTS ON FORM 8-K.

The following documents are filed as part of this report:

1) FINANCIAL STATEMENTS

   The financial statements listed in the Table of Contents to Consolidated Financial Statements are filed as part of this report.

2) FINANCIAL STATEMENT SCHEDULES -- All schedules have been included in the Consolidated Financial Statements or Notes thereto.

3) EXHIBITS

   EXHIBITS
   NUMBER                                       DESCRIPTION
   ------    ---------------------------------------------------------------------------------
    3.01     --Articles of Incorporation of Company, with Amendment1
    3.02     --First Amended ByLaws of Company1
    4.01     --Form of Common Stock Certificate1
    4.02     --Certificate of Designations, Preferences, and Rights of Class A Redeemable
               Preferred Stock5
    4.03     --Class B Securities Purchase Agreement9
    4.04     --Certificate of Designations, Preferences, and Rights of Class B Redeemable
               Preferred Stock9
   10.01     --Asset Purchase Agreement Among the Company, CSB, Fifth Dimension Communications
               (Barbados) Inc., and Merlin Sierra, Inc.1
   10.02     --Asset Purchase Agreement Among the Company, CSB, and 1043133 Ontario Inc.1
   10.03     --Asset Purchase Agreement Among the Company, CSB, and 1248663 Ontario Inc.1
   10.04     --Office Lease Agreement, dated August 12, 1998, for premises at 5435 Airport
               Boulevard, Boulder CO.2
   10.05     --Content License Agreement with Pleasure Productions LLC2
   10.06     --Stock Purchase Agreement by and between Edward J. Bonn, Bradley A. Weber, and
               Jerry D. Howard and the Company, dated August 19, 19993

   EXHIBITS
   NUMBER                                       DESCRIPTION
   ------    ---------------------------------------------------------------------------------
   10.07     --Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet
               Concerning Skynet Transponder Service6
   10.08     --Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet
               Concerning Skynet Space Segment Service6
   10.09     --Amendment No. 1 to Agreement between Colorado Satellite Broadcasting, Inc. and
               Loral Skynet Concerning Skynet Space Segment Service6
   10.10     --Teleport Services Agreement Between Colorado Satellite Broadcasting, Inc. and
               Williams Vyvx Services6
   10.11     --Amendment No. 1 to Teleport Services Agreement Between Colorado Satellite
               Broadcasting, Inc. and Williams Vyvx Services6
   10.12     --Amendment No. 2 to Teleport Services Agreement Between Colorado Satellite
               Broadcasting, Inc. and Williams Vyvx Services6
   10.13     --Amendment No. 3 to Teleport Services Agreement Between Colorado Satellite
               Broadcasting, Inc. and Williams Vyvx Services6
   10.14     --Employment Agreement between New Frontier Media, Inc. and Karyn L. Miller 6
   10.15     --License Agreement between Colorado Satellite Broadcasting, Inc. and Metro
               Global Media, Inc. 6
   10.16     --Employment Agreement between Ken Boenish and New Frontier Media, Inc. 7
   10.17     --Amendment IV to Teleport Services Agreement Between Colorado Satellite
               Broadcasting, Inc. and Williams Vyvx Services7
   10.18     --Amendment Number Two to the Agreement between Colorado Satellite Broadcasting,
               Inc. and Loral Skynet Concerning Skynet Space Segment Service7
   10.19     --Amendment Number 1 between Colorado Satellite Broadcasting, Inc. and Loral
               Skynet Concerning Skynet Transponder Service8
   10.20     --Employment Agreement between Michael Weiner and New Frontier Media, Inc. 9
   10.21     --Separation and Consulting Agreement between Mark Kreloff and New Frontier
               Media, Inc. 9
   14.00     --Code of Ethics for New Frontier Media, Inc.'s Financial Management 9
   21.01     --Subsidiaries of the Company 4
   23.01     --Consent of Grant Thornton LLP 9
   23.02     --Consent of Singer Lewak Greenbaum & Goldstein LLP 9
   99.01     --Certification by President Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 9
   99.02     --Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 9
   99.03     --Certification by President Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 9
   99.04     --Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 9

1 Incorporated by reference to the Company's Registration Statement on Form SB-2
  (File No. 333-35337)

2 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

3 Incorporated by reference to the Company's Proxy Statement Form 14A filed on
  October 13, 1999.

4 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

5 Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

6 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

7 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

8 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

9 Included with the Company's Annual Report filed on Form 10-K for the year ended March 31, 2003

REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on February 18, 2003 regarding the resignation of its Chairman and Chief Executive Officer, Mark Kreloff.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, New Frontier Media has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. NEW FRONTIER MEDIA, INC.

                                          /s/ Michael Weiner
                                          Michael Weiner
                                          President

     In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of New Frontier Media in the capacities and on the dates indicated.

               NAME AND CAPACITY                                      DATE
-----------------------------------------------   --------------------------------------------

/s/ MICHAEL WEINER                                June 27, 2003
 ..............................................
Name: Michael Weiner
Title: President
(Principal Executive Officer)

/s/ KARYN MILLER                                  June 27, 2003
 ..............................................
Name: Karyn Miller
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                  June 27, 2003
 ..............................................
Name: Mark Kreloff
Title: Director

/s/ MELISSA HUBBARD                               June 27, 2003
 ..............................................
Name: Melissa Hubbard
Title: Director

/s/ ALAN ISAACMAN                                 June 27, 2003
 ..............................................
Name: Alan Isaacman
Title: Director

/s/ HIRAM WOO                                     June 27, 2003
 ..............................................
Name: Hiram Woo
Title: Director

/s/ DAVID NICHOLAS                                June 27, 2003
 ..............................................
Name: David Nicholas
Title: Director

/s/ SKENDER FANI                                  June 27, 2003
 ..............................................
Name: Skender Fani
Title: Director



                      [This page intentionally left blank]

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                             PAGE
                                                                         ------------

          Reports of Independent Certified Public Accountants..........      F-2

          Independent Auditor's Report.................................      F-3

          Consolidated Balance Sheets..................................      F-4

          Consolidated Statements of Operations........................      F-6

          Consolidated Statements of Comprehensive Income (Loss).......      F-7

          Consolidated Statements of Changes in Shareholders' Equity...      F-8

          Consolidated Statements of Cash Flows........................      F-9

          Notes to Consolidated Financial Statements...................      F-11

          SUPPLEMENTAL INFORMATION

          Valuation and Qualifying Accounts -- Schedule II.............      F-34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
  NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of New Frontier Media, Inc. and Subsidiaries as of March 31, 2003 and March 31, 2002, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the New Frontier Media, Inc. and Subsidiaries as of March 31, 2003 and March 31, 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, New Frontier Media, Inc. and Subsidiaries adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," on January 1, 2002.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included in the accompanying supplementary information section is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. For the years ended March 31, 2003 and 2002, this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

New York, New York
May 30, 2003 (except for Note 19, as to which the date is June 12, 2003)

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
New Frontier Media, Inc. and Subsidiaries

We have audited the consolidated statements of operations, comprehensive income
(loss), stockholders' equity and cash flows for the year ended March 31, 2001 of New Frontier Media, Inc. and Subsidiaries. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended March 31, 2001 of New Frontier Media, Inc. and Subsidiaries in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Valuation and Qualifying Accounts -Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. For the year ended March 31, 2001, such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
May 18, 2001

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)

                                     ASSETS

                                                                               MARCH 31,
                                                                          --------------------
                                                                           2003         2002
                                                                          -------      -------
CURRENT ASSETS:
  Cash and cash equivalents...........................................    $ 4,264      $ 5,798
  Accounts receivable, net of allowance for doubtful
     accounts of $90 and $369 respectively............................      5,680        4,253
  Prepaid expenses....................................................        610          754
  Deferred tax asset..................................................         --        2,846
  Due from related party..............................................         --           47
  Other...............................................................        452        1,037
                                                                          -------      -------
          TOTAL CURRENT ASSETS........................................     11,006       14,735
                                                                          -------      -------

PROPERTY AND EQUIPMENT, net...........................................      3,951        8,230
                                                                          -------      -------

OTHER ASSETS:
  Prepaid distribution rights, net....................................     11,520       11,361
  Goodwill............................................................      3,743        3,743
  Other identifiable intangible assets, net...........................      1,124        3,241
  Deposits............................................................        567          822
  Deferred tax asset..................................................         --        2,405
  Other...............................................................      3,114        3,595
                                                                          -------      -------
          TOTAL OTHER ASSETS..........................................     20,068       25,167
                                                                          -------      -------
          TOTAL ASSETS................................................    $35,025      $48,132
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN 000S EXCEPT PER SHARE DATA)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               MARCH 31,
                                                                          --------------------
                                                                           2003         2002
                                                                          -------      -------
CURRENT LIABILITIES:
  Accounts payable....................................................    $ 2,606      $ 2,170
  Current portion of obligations under capital lease..................        996        1,615
  Deferred revenue....................................................      2,223        2,919
  Reserve for chargebacks/credits.....................................         74          339
  Current portion of notes payable....................................         --        3,000
  Accrued restructuring expense.......................................      1,304        1,851
  Other accrued liabilities...........................................      1,151        1,297
                                                                          -------      -------
          TOTAL CURRENT LIABILITIES...................................      8,354       13,191
                                                                          -------      -------

LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current portion............        465        1,005
  Other...............................................................         --            8
                                                                          -------      -------
          TOTAL LONG-TERM LIABILITIES.................................        465        1,013
                                                                          -------      -------
          TOTAL LIABILITIES...........................................      8,819       14,204
                                                                          -------      -------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK............................................      3,750           --
                                                                          -------      -------

SHAREHOLDERS' EQUITY:
  Common stock, $.0001 par value, 50,000,000 shares authorized,
     21,322,816 and 21,246,916 shares issued and outstanding,
     respectively.....................................................          2            2
  Preferred stock, $.10 par value, 5,000,000 shares authorized:
     Class A, no shares issued and outstanding........................         --           --
     Class B, no shares issued and outstanding........................         --           --
  Additional paid-in capital..........................................     45,943       45,626
  Accumulated other comprehensive loss................................         --         (106)
  Accumulated deficit.................................................    (23,489)     (11,594)
                                                                          -------      -------
          TOTAL SHAREHOLDERS' EQUITY..................................     22,456       33,928
                                                                          -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................    $35,025      $48,132
                                                                          =======      =======

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN 000S EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED MARCH 31,
                                                             ------------------------------------
                                                               2003          2002          2001
                                                             --------      --------      --------
NET SALES................................................    $ 36,747      $ 52,435      $ 58,638
COST OF SALES............................................      18,197        25,634        29,589
                                                             --------      --------      --------
GROSS MARGIN.............................................      18,550        26,801        29,049
                                                             --------      --------      --------
OPERATING EXPENSES:
  Sales and marketing....................................       6,135         7,906         8,715
  General and administrative.............................      12,837        15,729        17,155
  Impairment expense.....................................       1,341            --            --
  Goodwill amortization..................................          --           636           636
  Restructuring expense..................................       3,230         3,158            --
                                                             --------      --------      --------
          TOTAL OPERATING EXPENSES.......................      23,543        27,429        26,506
                                                             --------      --------      --------
          OPERATING INCOME (LOSS)........................      (4,993)         (628)        2,543
                                                             --------      --------      --------

OTHER INCOME (EXPENSE):
  Interest income........................................          62           193           219
  Interest expense.......................................      (1,633)       (1,842)       (1,167)
  Litigation reserve.....................................          --         1,680        (2,019)
  Loss on write-off of stock.............................        (118)           --          (507)
  Other..................................................          58           341            --
                                                             --------      --------      --------
          TOTAL OTHER INCOME (EXPENSE)...................      (1,631)          372        (3,474)
                                                             --------      --------      --------
LOSS BEFORE MINORITY INTEREST AND INCOME TAXES...........      (6,624)         (256)         (931)
                                                             --------      --------      --------
  Minority interest in loss of subsidiary................          --          (171)          115
                                                             --------      --------      --------
LOSS BEFORE PROVISION FOR
  INCOME TAXES...........................................      (6,624)         (427)         (816)
  Benefit (provision) for income taxes...................      (5,271)         (155)        4,140
                                                             --------      --------      --------
NET INCOME (LOSS)........................................    $(11,895)     $   (582)     $  3,324
                                                             ========      ========      ========
Basic income (loss) per share............................    $  (0.56)     $  (0.03)     $   0.16
                                                             ========      ========      ========
Diluted income (loss) per share..........................    $  (0.56)     $  (0.03)     $   0.14
                                                             ========      ========      ========

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (IN 000'S)

                                                                     YEAR ENDED MARCH 31,
                                                             ------------------------------------
                                                               2003          2002          2001
                                                             --------      --------      --------
  Net income (loss)......................................    $(11,895)     $   (582)     $  3,324
  Other comprehensive loss
     Unrealized loss on available-for-sale marketable
       securities,
       net of tax........................................          --           (13)         (162)
                                                             --------      --------      --------
          Total comprehensive income (loss)..............    $(11,895)     $   (595)     $  3,162
                                                             ========      ========      ========

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (IN 000S EXCEPT SHARE DATA)

                                                   COMMON STOCK                        ACCUMULATED
                                                 $.0001 PAR VALUE        ADDITIONAL      OTHER
                                              ----------------------      PAID-IN      COMPREHENSIVE    ACCUMULATED
                                                SHARES       AMOUNTS      CAPITAL        LOSS            DEFICIT         TOTAL
                                              ----------     -------     ----------    -------------    -----------    ----------
BALANCES, March 31, 2000...................   20,524,636      $   2       $ 35,335         $(438)        $ (14,336)     $ 20,563
 Conversion of series C Preferred stock
   plus accrued interest into common
   stock...................................      690,420         --          4,325                                         4,325
 Exercise of stock options/warrants........      282,500         --            430                                           430
 Nasdaq settlement.........................     (589,136)        --          1,300                                         1,300
 Issuance of stock/warrants for other......       30,000         --            262                                           262
 Issuance of warrants for debt offering....                      --            809                                           809
 Issuance of warrants for equity raising...                      --            236                                           236
 Issuance of warrants for consulting.......                      --            439                                           439
 Issuance of warrants for prpd interest....                      --            369                                           369
 Tax benefit related to exercise of
   non-statutory stock options.............                      --            424                                           424
 Unrealized losses on available-for-sale
   securities..............................                                                 (162)                           (162)
 Permanent impairment to investment........                                                  507                             507
 Net income................................                                                                  3,324         3,324
                                              ----------      -----       --------         -----         ---------      --------
BALANCES, March 31, 2001...................   20,938,420          2         43,929           (93)          (11,012)       32,826
 Exercise of stock options/warrants........      168,693         --            306                                           306
 Issuance of warrants for consulting.......           --         --            145                                           145
 Issuance of stock for other...............       54,466         --            151                                           151
 Issuance of stock for purchase of
   subscriber base.........................       94,137         --            250                                           250
 Issuance of warrants for license
   agreement...............................           --         --            861                                           861
 Retirement of stock.......................       (8,800)        --            (16)                                          (16)
 Unrealized losses on available-for-sale
   securities..............................                                                  (13)                            (13)
 Net loss..................................                                                                   (582)         (582)
                                              ----------      -----       --------         -----         ---------      --------
BALANCES, March 31, 2002...................   21,246,916          2         45,626          (106)          (11,594)       33,928
 Exercise of stock options/warrants........       75,900         --            111                                           111
 Permanent impairment to investment........                                                  106                             106
 Issuance of warrants for consulting.......                      --             72                                            72
 Legal settlement..........................                      --            134                                           134
 Net loss..................................                                                                (11,895)      (11,895)
                                              ----------      -----       --------         -----         ---------      --------
BALANCES, March 31, 2003...................   21,322,816      $   2       $ 45,943         $  --         $ (23,489)     $ 22,456
                                              ==========      =====       ========         =====         =========      ========

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                       YEAR ENDED MARCH 31,
                                                                  ------------------------------
                                                                    2003       2002       2001
                                                                  --------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..............................................   $(11,895)   $  (582)   $ 3,324
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
     Conversion of interest to common stock....................        115        336        233
     Accretion of interest.....................................         --         --         69
     Stock/warrants issued for services and legal settlement...        490        410        122
     Non-cash compensation.....................................         10         --         --
     Amortization of deferred debt offering costs..............        305        555        139
     Depreciation and amortization.............................      7,479      8,867      6,231
     Asset impairment related to restructuring charge..........      2,676      1,087         --
     Asset impairment..........................................      1,341         --         --
     Deferred income taxes.....................................      5,251        114     (4,615)
     Increase (decrease) in legal reserve......................         --     (2,500)     2,500
     Minority interest in subsidiary...........................         --        171       (115)
     Write-off of marketable securities -- available for
       sale....................................................        118         --        507
     Tax benefit related to the exercise of non-statutory stock
       options.................................................         --         --        424
     (Increase) Decrease in operating assets
            Accounts receivable................................     (1,427)     1,494     (2,752)
            Receivables and prepaid expenses...................        252      1,441       (546)
            Prepaid distribution rights........................     (4,177)    (4,841)    (4,775)
            Other assets.......................................        689       (369)      (961)
     Increase (Decrease) in operating liabilities
            Accounts payable...................................        436        538        553
            Deferred revenue, net..............................       (696)      (940)      (139)
            Reserve for chargebacks/credits....................       (265)      (104)       (10)
            Accrued restructuring cost.........................       (438)     1,851         --
            Other accrued liabilities..........................       (211)    (1,718)       377
                                                                  --------    -------    -------
               NET CASH PROVIDED BY
                 OPERATING ACTIVITIES..........................         53      5,810        566
                                                                  --------    -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of furniture and equipment.......................       (667)    (2,772)    (2,860)
     Purchase of domain names..................................         --        (33)    (1,649)
     Purchase of subscriber base...............................         --       (500)        --
                                                                  --------    -------    -------
          NET CASH USED IN INVESTING ACTIVITIES................       (667)    (3,305)    (4,509)
                                                                  --------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations.....................     (1,696)    (2,099)    (1,327)
     Repayment (issuance) of related party notes receivable....          6        (10)      (885)
     Proceeds from (repayments of) notes payable...............     (2,000)    (3,000)     6,000
     Issuance of common stock..................................        245        235      1,733
     Issuance of Class A preferred stock.......................      2,750         --         --
     Payment on distribution payable...........................         --         --       (672)
     Increase in debt offering cost............................       (225)        --        (68)
                                                                  --------    -------    -------
          NET CASH (USED IN) PROVIDED BY FINANCING
            ACTIVITIES.........................................       (920)    (4,874)     4,781
                                                                  --------    -------    -------

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (IN 000S)

                                                                       YEAR ENDED MARCH 31,
                                                                   -----------------------------
                                                                    2003       2002       2001
                                                                   -------    -------    -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............   $(1,534)   $(2,369)   $   838
CASH AND CASH EQUIVALENTS, beginning of year....................     5,798      8,167      7,329
                                                                   -------    -------    -------
CASH AND CASH EQUIVALENTS, end of year..........................   $ 4,264    $ 5,798    $ 8,167
                                                                   =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid..............................................   $   949    $   948    $   620
                                                                   =======    =======    =======
     Income taxes paid..........................................   $    20    $    52    $    --
                                                                   =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
     Purchase of equipment via capital lease obligation.........   $   537    $ 2,225    $ 1,783
                                                                   =======    =======    =======
     Common stock/warrants issued for prepaid distribution right
       license..................................................   $    --    $    --    $    77
                                                                   =======    =======    =======
     Warrants issued for equity raising.........................   $  (196)   $    --    $   236
                                                                   =======    =======    =======
     Warrants issued for debt raising...........................   $  (187)   $    --    $   810
                                                                   =======    =======    =======
     Common stock issued for investment.........................   $    --    $    --    $    90
                                                                   =======    =======    =======
     Warrants issued for prepaid interest.......................   $    --    $    --    $   369
                                                                   =======    =======    =======
     Reclassification from deposits to furniture and
       equipment................................................   $    --    $    --    $   251
                                                                   =======    =======    =======
     Conversion of redeemable preferred stock to common stock...   $    --    $    --    $ 4,325
                                                                   =======    =======    =======
     Common stock issued for subscriber base....................   $    --    $   250    $    --
                                                                   =======    =======    =======
     Conversion of notes payable to Class A Redeemable Preferred
       Stock....................................................   $ 1,000    $    --    $    --
                                                                   =======    =======    =======

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SIGNIFICANT ACCOUNTING POLICIES

     New Frontier Media, Inc. ("New Frontier Media"), is a publicly traded holding company for its operating subsidiaries. Colorado Satellite Broadcasting, Inc. ("CSB"), d/b/a The Erotic Networks, ("TEN") is a leading provider of adult programming to multi-channel television providers and low-powered direct-to-home households. Through its networks Pleasure, TEN, TEN Clips, TEN Xtsy, TEN Blue, TEN Blox, TEN Max and TEN BluePlus, TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult consumers.

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

     IGI is a leading aggregator and reseller of adult content via the Internet. IGI aggregates adult-recorded video, live-feed video and still photography from adult content studios and distributes it via its membership websites and Pay-Per-View feeds. In addition, IGI resells its aggregated content to third-party web masters. ITN and CTI have been inactive since March 31, 2002.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid debt instruments with maturities of less than 90 days. The Company maintains cash deposits with major banks which from time to time may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate their carrying value due to their short maturities. The fair value of obligations under capital leases and preferred stock approximate the carrying value and is estimated based on the current interest rates offered to the Company for debt of similar maturity.

ACCOUNTS RECEIVABLE

     The majority of the Company's accounts receivable are due from customers in the cable and satellite industries. Credit is extended based on evaluation of a customer's financial condition and collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the cable and satellite industries as a whole.

PREPAID DISTRIBUTION RIGHTS

     The Company's Subscription/PPV Group's film and content library consists of newly produced and historical film licensing agreements. The Company accounts for the licenses in accordance with FAS 63 Financial Accounting by Broadcasters. Accordingly, the Company capitalizes the costs associate with the licenses and amortizes the costs on a straight-line basis over the life of the licensing agreement (usually 3 to 5 years). Pursuant to FAS 63 the costs associated with the license agreements should be amortized based on the relative revenues earned for each showing of the film. Management has determined that it is appropriate to amortize these costs on a straight-line basis under the assertion that each showing of the film is expected to generate similar revenues. The Company regularly reviews and evaluates the appropriateness of amortizing film costs on a straight-line basis and assesses if an accelerated method would more appropriately reflect the revenue generation of the content. Through its analysis, management has concluded that the current policy of recognizing the costs incurred to license the film library on a straight-line basis most accurately reflects the revenue generated by each showing of the film.

     Management periodically reviews the film library and assesses if the unamortized cost approximates the fair market value of the films. In the event that the unamortized costs exceed the fair market value of the film library, the Company will expense the excess of the unamortized costs to reduce the carrying value of the film library to the fair market value.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. The cost of maintenance and repairs is charged to operations as incurred; significant additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful life of the assets.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill recorded in connection with an acquisition had been amortized using the straight-line method over the estimated useful life of 10 years through March 31, 2002. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," at the beginning of 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment annually.

     Other identifiable intangible assets primarily include amounts paid to acquire domain names and customer lists. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives that range from 3 to 7 years.

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

DEBT ISSUE COSTS

     Fees and warrants issued in connection with the issuance of notes payable, preferred stock and letters of credit were capitalized and are being amortized using the straight-line method over the term of the notes. As of March 31, 2003 and 2002, the Company capitalized debt issue costs of approximately $101,000 and $368,000 net of accumulated amortization of approximately $482,000 and $661,000 respectively. These amounts are included in other assets on the balance sheet.

DEFERRED OFFERING COSTS

     Amounts paid for costs associated with an anticipated equity offering are capitalized and will be recorded as a reduction to additional paid-in capital upon the completion of the funding. As of March 31, 2003 and 2002, the Company capitalized deferred offering costs of approximately $0 and $196,000, respectively. These amounts are included in other assets on the balance sheet.

INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of outstanding warrants and stock options using the "treasury stock" method.

REVENUE RECOGNITION

     Subscription/PPV TV Group's Cable/DBS revenues are recognized based on pay-per-view buys and monthly subscriber counts reported each month by its cable and DBS affiliates. The cable/DBS affiliates do not report actual monthly sales for each of their systems to the Subscription/PPV TV Group until 45-60 days after the month of service ends. This practice requires management to make monthly revenue estimates based on the Subscription/PPV TV Group's historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

by the Subscription/PPV TV Group. Adjustments made to adjust revenue from estimated to actual have historically been immaterial. Revenue from sales of C-Band network subscriptions, ranging from one to fifteen months, is recognized on a monthly basis over the term of the subscription. Revenue from internet membership fees is recognized over the life of the membership, which range from one month to one year. The Company provides an allowance for refunds based on expected membership cancellations, credits and chargebacks. Revenue from processing fees is recorded in the period services are rendered. A significant portion of the Company's Internet sales are from the United States. International sales were approximately $1,022,000, $3,101,000, and $5,411,000 for the years ended March 31, 2003, 2002 and 2001, respectively. Revenue from advertising of products on the Company's PPV networks are recognized in the month sold as reported by the Company's third party partners.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2003, 2002 and 2001 were approximately $1,573,000, $2,529,000, and $3,448,000, respectively.

INSURANCE PROGRAMS

     In general, the Company is fully insured for costs of casualty claims and partially self-insured for medical claims.

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

STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") and related interpretations in accounting for its plans and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company's stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company's common stock at the date of the grant. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of operations for its stock-based compensation plans.

     Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2003, 2002 and 2001, respectively: risk free interest rates of 4.62% -5.93%, 4.75% -5.25% and 5.6%,

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

respectively; dividend yields of 0%, 0%, and 0%, respectively; expected lives of 10 years, 3 years and 2.25 to 10 years, respectively; and expected volatility of 95%, 105% and 100%, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income (loss), and net income (loss) per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the years ended March 31, 2003, 2002 and 2001 is as follows (in thousands, except share data):

                                                          2003          2002         2001
                                                        --------      --------      -------
        Net income (loss)
             As reported.............................    (11,895)     $   (582)     $ 3,324
        Deduct:
             Total stock-based employee compensation
             expense determined under fair value
             based method for awards granted,
             modified, or settled, net of tax........       (937)       (1,698)      (1,584)
                                                        --------      --------      -------
             Pro forma...............................    (12,832)     $ (2,280)     $ 1,740
                                                        ========      ========      =======
        Basic earnings (loss) per common share
             As reported.............................   $  (0.56)     $  (0.03)     $  0.16
             Pro forma...............................   $  (0.60)     $  (0.11)     $  0.08
        Diluted earnings (loss) per common share
             As reported.............................   $  (0.56)     $  (0.03)     $  0.14
             Pro Forma...............................   $  (0.60)     $  (0.11)     $  0.08

COMPREHENSIVE INCOME

     The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- reporting the Effects of Disposal of a Segment of a Business,

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. The Company adopted the provisions of SFAS No. 145 upon its effective date, which did not have a material impact on the consolidated financial statements.

     In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time termination benefits should be recognized over the period employees will render service, if the service period is beyond a minimum retention period. FAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The application of the provisions of FAS 146 are reflected in Note 13.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that a liability be recorded on the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will not have a material impact on its operations or financial position.

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure" ("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of FAS 148 are effective for interim periods beginning after December 15, 2002. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has included the disclosure requirements of SFAS No. 148 in the accompanying financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150 the Company will reclassify its Redeemable Preferred Stock as a liability.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INCOME (LOSS) PER SHARE

     The components of basic and diluted income (loss) per share are as follows (in thousands):

                                                                     YEAR ENDED
                                                                     MARCH 31,
                                                          --------------------------------
                                                            2003        2002        2001
                                                          --------     -------     -------
      Net income (loss)...............................    $(11,895)    $  (582)    $ 3,324
                                                          ========     =======     =======
      Average outstanding shares of common stock......      21,319      21,128      20,702
      Dilutive effect of Warrants/Employee Stock
        Options.......................................          --          --       2,361
                                                          --------     -------     -------
      Common stock and common stock equivalents.......      21,319      21,128      23,063
                                                          ========     =======     =======
      Basic income (loss) per share...................    $  (0.56)    $ (0.03)    $  0.16
                                                          ========     =======     =======
      Diluted income (loss) per share.................    $  (0.56)    $ (0.03)    $  0.14
                                                          ========     =======     =======

     Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares and/or because the Company reported a net loss during the period were approximately 7,054,000, 7,489,000 and 3,339,000 for the years ended March 31, 2003, 2002 and 2001, respectively. Inclusion of these options and warrants would be antidilutive.

NOTE 3 -- PROPERTY AND EQUIPMENT

     Property and equipment at March 31, consisted of the following (in thousands):

                                                                         2003        2002
                                                                       --------    --------
    Furniture and fixtures.........................................    $    978    $  1,812
    Computers, equipment and servers...............................       7,295      14,088
    Leasehold improvements.........................................         967       1,007
                                                                       --------    --------
    Property and equipment, at cost................................       9,240      16,907
    Less accumulated depreciation..................................     (5,289)     (8,677)
                                                                       --------    --------
    PROPERTY AND EQUIPMENT, NET....................................    $  3,951    $  8,230
                                                                       ========    ========

     Depreciation expense was approximately $2,706,000, $3,997,000 and $2,465,000 for the years ended March 31, 2003, 2002 and 2001, respectively.

NOTE 4 -- SEGMENT INFORMATION

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

     The Company has the following two reportable segments:

     O Subscription/Pay-Per-View ("PPV") TV Group -- distributes branded adult entertainment programming networks through electronic distribution platforms including cable television, C-Band, and Direct Broadcast Satellite ("DBS")

     O Internet Group -- aggregates and resells adult content via the Internet.
       The Internet Group sells content to monthly subscribers as well as to various web masters.

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

     The following tables represent financial information by reportable segment (in thousands):

                                                                        YEAR ENDED
                                                                         MARCH 31,
                                                             ---------------------------------
                                                              2003         2002         2001
                                                             -------      -------      -------
NET SALES
     Subscription/Pay-Per-View TV........................    $28,870      $29,118      $24,521
     Internet Group......................................      7,877       23,234       33,992
     Corporate Administration............................         --           83          125
                                                             -------      -------      -------
          Total..........................................    $36,747      $52,435      $58,638
                                                             =======      =======      =======
SEGMENT PROFIT (LOSS)
     Subscription/Pay-Per-View TV........................    $ 6,951      $ 6,132      $ 3,392
     Internet Group......................................     (5,082)      (1,432)       4,249
     Corporate Administration............................     (8,493)      (4,956)      (8,572)
                                                             -------      -------      -------
          Total..........................................    $(6,624)     $  (256)     $  (931)
                                                             =======      =======      =======
INTEREST INCOME
     Subscription/Pay-Per-View TV........................    $    --      $     7      $    19
     Internet Group......................................          1            5           24
     Corporate Administration............................         61          181          176
                                                             -------      -------      -------
          Total..........................................    $    62      $   193      $   219
                                                             =======      =======      =======
INTEREST EXPENSE
     Subscription/Pay-Per-View TV........................    $   140      $   176      $   132
     Internet Group......................................        296          391          319
     Corporate Administration............................      1,197        1,275          716
                                                             -------      -------      -------
          Total..........................................    $ 1,633      $ 1,842      $ 1,167
                                                             =======      =======      =======
DEPRECIATION AND AMORTIZATION
     Subscription/Pay-Per-View TV........................    $ 5,853      $ 5,302      $ 3,928
     Internet Group......................................      1,613        3,545        2,302
     Corporate Administration............................         13           20            1
                                                             -------      -------      -------
          Total..........................................    $ 7,479      $ 8,867      $ 6,231
                                                             =======      =======      =======


                                                                  YEAR ENDED
                                                                  MARCH 31,
                                                             --------------------
                                                              2003         2002
                                                             -------      -------
IDENTIFIABLE ASSETS
     Subscription/Pay-Per-View TV........................    $28,487      $27,334
     Internet Group......................................      4,067       11,029
     Corporate Administration............................     22,590       29,118
     Eliminations........................................    (20,119)     (19,349)
                                                             -------      -------
          Total..........................................    $35,025      $48,132
                                                             =======      =======

     Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Subscription/

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

PPV TV and Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation costs, and printing costs associated with the Company's public filings.

NOTE 5 -- RELATED PARTY TRANSACTIONS

     The Company carried out administrative and processing services for a company in which a director had an interest. The Company recognized revenue of $32,330 and $48,363 during the years ended March 31, 2002 and 2001, respectively, by charging a processing fee of 3% of the related party's revenue. The Company discontinued providing these services at the beginning of fiscal 2003.

     Amounts due from related parties for the years ended March 31, 2003 and 2002 aggregated to $0 and $46,500, respectively. During the year ended March 31, 2002, the Company gave a related party an advance of $46,500, which is non-interest-bearing. This advance was settled during the year ended March 31, 2003 with a stock transaction.

NOTE 6 -- INCOME TAXES

     The components of the income tax provision (benefit) for the years ended March 31 were as follows:

                                                                 (IN 000S)     (IN 000S)     (IN 000S)
                                                                   2003         2002           2001
                                                                 ---------     ---------     ---------
Current
  Federal....................................................     $    --        $  --             21
  State......................................................          20           41              8
                                                                  -------        -----        -------
     Total Current...........................................          20           41             29
                                                                  -------        -----        -------
Deferred
  Federal....................................................       5,251         (131)        (4,240)
  State......................................................          --          245           (353)
                                                                  -------        -----        -------
     Total Deferred..........................................       5,251          114         (4,593)
                                                                  -------        -----        -------
Additional paid-in capital...................................          --           --            424
                                                                  -------        -----        -------
          TOTAL..............................................     $ 5,271        $ 155        $(4,140)
                                                                  =======        =====        =======

     A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended March 31:

                                                                   2003        2002        2001
                                                                  -------     -------     -------
Income tax computed at federal statutory tax rate.............      (34.0)%     (34.0)%     (34.0)%
State taxes, net of federal benefit...........................         .1       42.67        (3.4)
Change in valuation allowance.................................     108.86          --      (367.8)
Non-deductible items..........................................        4.1       30.59        12.8
Other.........................................................        .51       (2.97)      (54.9)
                                                                  -------     -------     -------
          TOTAL...............................................      79.57%      36.29%     (447.3)%
                                                                  =======     =======     =======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                                 (IN 000S)     (IN 000S)     (IN 000S)
                                                                   2003          2002          2001
                                                                 ---------     ---------     ---------
Deferred tax liabilities:
  Depreciation...............................................     $  (938)      $  (964)      $  (989)
  Change in accounting method................................         (32)          (26)          (19)
                                                                  -------       -------       -------
     Total deferred tax liabilities                                  (970)         (990)       (1,008)
                                                                  -------       -------       -------
Deferred tax assets:
  Net operating loss carryforward............................       4,591         2,534         2,413
  Deferred revenue...........................................         823         1,168         1,650
  Accrued restructuring reserve..............................         483           683            --
  Impairment of long lived assets............................       1,002           288            --
  Loss on write-off of stock.................................         232           203           203
  Allowance for doubtful accounts and reserve for sales
     returns.................................................          61           279           322
  Goodwill...................................................         371           377           289
  Litigation reserve.........................................          --            --         1,071
  Capital loss carryforward..................................         157           170           400
  Other......................................................         461           539            25
                                                                  -------       -------       -------
     Total deferred tax assets                                      8,181         6,241         6,373
Total deferred tax assets and liabilities....................       7,211         5,251         5,365
Valuation allowance for deferred tax assets and
  liabilities................................................      (7,211)           --            --
                                                                  -------       -------       -------
  NET DEFERRED TAX ASSET.....................................       $   0       $ 5,251       $ 5,365
                                                                  =======       =======       =======

     The valuation allowance for deferred tax assets was increased by $7,211,000 during 2003.

     The Company has unused net operating loss carryforwards of approximately $13,300,000 for income tax purposes, which expire through 2023. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

     The Company has deferred tax assets that have arisen primarily as a result of operating losses incurred and other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets. During the year ended March 31, 2003, the Company determined that it is more likely than not that its deferred tax assets will not be realized and accordingly has recorded income tax expense and a valuation allowance against the net deferred tax assets of $7.2 million. If the Company generates future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods.

     Internal Revenue Code Section 382 places a limitation on the utilization of Net Operating Loss ("NOL") carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such change should occur, the actual utilization of NOL carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- STOCK OPTIONS AND WARRANTS

STOCK OPTION PLANS

     The Company has adopted four stock option plans: the 1998 Incentive Stock Option Plan, the 1999 Incentive Stock Option Plan, the Millennium Incentive Stock Option Plan and the 2001 Incentive Stock Option Plan (collectively referred to as the "ISO Plans").

     Under the ISO Plans options may be granted by the Compensation Committee to officers, employees, and directors. Options granted under the ISO Plans may either be incentive stock options or non-qualified stock options. The maximum number of shares of common stock subject to options of any combination that may be granted during any 12-consecutive-month period to any one individual is limited to 250,000 shares. Incentive stock options may only be issued to employees of the Company or subsidiaries of the Company. The exercise price of the options is determined by the Compensation Committee, but in the case of incentive stock options, the exercise price may not be less than 100% of the fair market value on the date of grant.

     No incentive stock option may be granted to any person who owns more than 10% ("10% Shareholders") of the total combined voting power of all classes of the Company's stock unless the exercise price is at least equal to 110% of the fair market value on the date of grant. No incentive stock options may be granted to an optionee if the aggregate fair market value of the stock with respect to which incentive stock options are exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000. Options may be granted under each ISO Plan for terms of up to 10 years, except for incentive stock options granted to 10% Shareholders, which are limited to five-year terms.

     The aggregate number of shares that may be issued under each plan is as follows:

        1998 Incentive Stock Plan.............................      750,000
        1999 Incentive Stock Plan.............................    1,500,000
        Millennium Incentive Stock Plan.......................    2,500,000
        2001 Incentive Stock Plan.............................      500,000

     The ISO Plans were adopted to provide the Company with a means to promote the long-term growth and profitability of the Company by:

      i) Providing key people with incentives to improve stockholder value and to contribute to the growth and financial success of the Company.

     ii) Enabling the Company to attract, retain, and reward the best available people for positions of substantial responsibility.

CONSULTANT STOCK PLANS

     The Company adopted two Consultant Stock Plans: the 1999 Consultant Stock Plan and the Millennium Consultant Stock Plan (the "Consultant Stock Plans").

     Under the Consultant Stock Plans awards may be granted by the Board of Directors, who have sole discretion. The maximum number of shares of common stock to which awards may be granted under each of the Consultant Stock Plans is 500,000 shares. The Consultant Plans are for a term of up to 10 years and the Board of Directors may suspend or terminate it at any time or from time to time. However, no such action shall adversely affect the rights of a person awarded a grant under the Consultant Stock Plans prior to that date.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Consultant Stock Plans were adopted to further the growth of the Company and its subsidiaries by allowing the Company to compensate consultants and certain other people providing bona fide services to the Company.

COMMON STOCK WARRANTS

     Common stock warrants have been issued in connection with the acquisition of assets, the acquisition of license agreements, and legal settlements. The following table describes certain information relating to these warrants.

                          EXPIRATION DATE                               WARRANTS    EXERCISE PRICE
--------------------------------------------------------------------   ----------   ---------------
February, 2004......................................................      700,000        $1.12
July, 2004..........................................................      100,000        $7.88
September, 2004.....................................................      400,000        $5.00
September, 2004.....................................................      360,000        $7.87
                                                                       ----------
     Total selected warrants........................................    1,560,000
                                                                       ==========

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

     4) During the year ended March 31, 2002, the Company issued 40,000 warrants to purchase common stock. The warrants were issued in exchange for consulting services. The warrants were valued at $42,000, which $31,500 and $10,500 was expensed during the years ended March 31, 2002 and 2003, respectively. The warrants expire in June 2004.

     5) During the year ended March 31, 2003, the Company issued 50,000 warrants to purchase common stock. The warrants were issued in exchange for consulting services. The warrants were valued at $72,000, which approximately $61,000 was expensed during the year ended March 31, 2003. The warrants expire May 2007.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                              SUMMARY INFORMATION

     The following table describes certain information related to the Company's compensatory stock option and warrant activity for the years ending March 31, 2003, 2002, and 2001:

                                                                                               APPROXIMATE
                                                                                 WEIGHTED-      WEIGHTED-
                                                                                 AVERAGE         AVERAGE
                          STOCK                                    EXERCISE      EXERCISE     FAIR VALUE OF
                         OPTIONS       WARRANTS       TOTAL       PRICE RANGE     PRICE       OPTIONS GRANTED
                        ----------    ----------    ----------    -----------    ---------    ---------------
Balances at March 31,
  2000...............    2,190,075     2,200,640     4,390,715    $1.00-10.50      $3.61
     Granted.........    2,425,250     1,800,308     4,225,558    $2.00-10.25      $2.66        $      1.00
     Exercised.......      (78,658)     (207,000)     (285,658)   $ 1.00-4.50      $0.92
     Forfeited.......     (199,784)     (230,000)     (429,784)   $2.00-10.50      $0.49
                        ----------    ----------    ----------
Balances at March 31,
  2001...............    4,336,883     3,563,948     7,900,831    $1.00-10.25      $3.09
     Granted.........      841,000       105,000       946,000    $ 2.00-4.61      $3.06        $      1.38
     Exercised.......      (46,361)     (114,332)     (160,693)   $ 1.00-2.00      $1.53
  Expired/Forfeited..     (962,551)     (341,666)   (1,304,217)   $ 1.00-7.31      $2.95
                        ----------    ----------    ----------
Balance at March 31,
  2002...............    4,168,971     3,212,950     7,381,921    $1.00-10.25      $3.15
     Granted.........      540,000        50,000       590,000    $ 2.00-3.00      $2.20        $      1.05
     Exercised.......      (75,900)           --       (75,900)   $ 1.00-2.00      $1.46
  Expired/Forfeited..   (1,067,115)     (865,642)   (1,932,757)   $1.00-10.00      $3.77
                        ----------    ----------    ----------
Balance at March 31,
  2003...............    3,565,956     2,397,308     5,963,264    $1.00-10.25      $2.75
                        ==========    ==========    ==========
Number of options and
  warrants
  exercisable at
  March 31, 2001.....    1,100,032     2,538,446     3,638,478    $1.00-10.00      $3.20
                        ==========    ==========    ==========
Number of options and
  warrants
  exercisable at
  March 31, 2002.....    2,397,590     2,607,173     5,004,763    $1.00-10.25      $3.15
                        ==========    ==========    ==========
Number of options and
  warrants
  exercisable at
  March 31, 2003.....    2,746,766     2,333,141     5,079,907    $1.00-10.25      $2.78
                        ==========    ==========    ==========

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes additional information regarding all stock options and warrants outstanding.

                               OPTIONS AND WARRANTS OUTSTANDING                       OPTIONS AND WARRANTS
                    ------------------------------------------------------                EXERCISABLE
                                           WEIGHTED-                           ----------------------------------
                       NUMBER               AVERAGE         WEIGHTED-             NUMBER           WEIGHTED-
   RANGE OF         OUTSTANDING AT         REMAINING         AVERAGE           EXERCISABLE AT       AVERAGE
EXERCISE PRICES     MARCH 31, 2003     CONTRACTUAL LIFE     EXERCISE PRICE     MARCH 31, 2003      EXERCISE PRICE
---------------     --------------     -----------------    --------------     ---------------     --------------
 $1.00- $2.00          2,821,556             5.83               $ 1.56            2,447,856            $ 1.49
 $2.01- $3.00          1,443,808             3.36               $ 2.36            1,182,958            $ 2.37
 $3.01- $5.00          2,323,650             4.30               $ 4.20            2,077,133            $ 4.29
 $5.01- $7.00            432,000             3.92               $ 5.85              431,660            $ 5.85
 $7.01-$10.25            502,250             1.66               $ 7.85              500,300            $ 7.85
                      ----------                                                  ---------
                       7,523,264                                                  6,639,907
                      ==========                                                  =========

NOTE 8 -- MAJOR CUSTOMER

     The Company's major customer (revenues in excess of 10% of total sales) is EchoStar Communications Corporation ("EchoStar"). EchoStar is included in the Subscription/Pay-Per-View TV Segment. Revenue from Echostar's DISH Network as a percentage of total revenue for each of the three years ended March 31 is as follows:

                                                          2003         2002         2001
                                                          ----         ----         ----
          EchoStar...................................      36%          27%          19%

     At March 31, 2003 and 2002, accounts receivable from EchoStar was approximately $3,462,000 and $2,264,000, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable.

     The loss of its major customer could have a materially adverse effect on the Company's business, operating results or financial condition.

NOTE 9 -- COMMITMENTS & CONTINGENCIES

LEASES

     The Company maintains non-cancelable leases for office space and equipment under various operating and capital leases. Included in property and equipment at March 31, 2003 and 2002 is approximately $2,077,000 and $6,646,000, respectively, of equipment under capital leases. Accumulated depreciation relating to these leases under property and equipment was approximately $790,000 and $2,855,000, respectively. Included in restructuring expenses at March 31, 2003 and 2002 is approximately $2,485,000 and $189,000 of equipment under capital leases. Accumulated depreciation related to equipment under capital leases in restructuring expenses at March 31, 2003 and 2002 was approximately $1,516,000 and $57,000.

     In addition, TEN has entered into direct lease agreements with an unrelated party for the use of transponders to broadcast TEN's channels on satellites. The leases expire through December 2005.

     TEN, as lessee of transponders under the transponder agreements, is subject to arbitrary refusal of service by the service provider if that service provider determines that the content being transmitted by the Company is harmful to the service provider's name or business. Any such service disruption would substantially and adversely affect the financial condition of the Company.

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

     Rent expense for the years ended March 31, 2003, 2002 and 2001 was approximately $6,232,000, $6,597,000 and $6,301,000, respectively, which includes transponder payments.

     Future minimum lease payments under these leases as of March 31, 2003 were as follows (in thousands):

      YEAR ENDED                                                  OPERATING         CAPITAL
      MARCH 31,                                                   LEASES            LEASES
      ----------                                                  ---------         -------
      2004....................................................     $ 6,172          $ 1,147
      2005....................................................       3,438              389
      2006....................................................       1,928              105
      2007....................................................       1,267               --
      2008....................................................       1,310               --
      Thereafter..............................................          --               --
                                                                   -------          -------
                Total minimum lease payments..................     $14,115          $ 1,641
                                                                   =======
      Less amount representing interest.......................                          180
                                                                                    -------
      Present value of minimum lease payments.................                        1,461
      Less current portion of obligations under capital
      leases..................................................                          996
                                                                                    -------
                Long-term portion of obligations under capital
                leases........................................                      $   465
                                                                                    =======

EMPLOYMENT CONTRACTS

     The Company employs certain key executives under non-cancelable employment contracts in Colorado. These employment contracts expire through March 31, 2005.

Commitments under these obligations at March 31, 2003 were as follows (in thousands):

      YEAR ENDED
       MARCH 31,
      ---------
      2004.........................................................        $483
      2005.........................................................        $325
                                                                           ----
                TOTAL OBLIGATION UNDER EMPLOYMENT CONTRACTS........        $808
                                                                           ====

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- NOTES PAYABLE

     Notes payable at March 31 consisted of the following (in thousands):

                                                                             2003        2002
                                                                            ------      ------
  Unsecured note payable bearing interest at 15% per annum. The principal is payable in cash on January 16, 2003. Interest is payable at the option of the Holder in cash or stock on a
     quarterly basis, in arrears, commencing May 1, 2001...............     $   --      $  250

  Unsecured note payable bearing interest at 15% per annum. The principal is payable in cash on January 30, 2003. Interest is payable at the option of the Holder in cash or stock on a
     quarterly basis, in arrears, commencing May 1, 2001...............         --         250

  Unsecured note payable bearing interest at 15% per annum. The principal is payable in cash on February 2, 2003. Interest is payable at the option of the Holder in cash or stock on a
     quarterly basis, in arrears, commencing May 1, 2001...............         --         500

  Unsecured note payable bearing interest at 1% per month. The principal is payable in cash on or before December 17, 2002.
     Interest will be paid on the outstanding principal amount on a
     monthly basis on or before the fifth day of each month............         --       2,000
                                                                            ------      ------
  Total notes payable..................................................         --       3,000
  Less portion of notes payable due within one year....................         --       3,000
                                                                            ------      ------
          LONG-TERM NOTES PAYABLE......................................     $   --      $    0
                                                                            ======      ======

NOTE 11 -- LICENSE AGREEMENTS

     In July 1999 New Frontier Media executed a definitive license agreement to acquire exclusive rights to Metro Global Media, Inc's ("Metro") 3,000 title adult film and video library and multi-million still image archive for a period of seven years with renewal provisions. In addition, the Company entered into a multi-year production agreement with Metro which calls for the delivery of at least three new adult feature titles per month over the next five years.

     In February of 1999, the Company entered into a licensing agreement with Pleasure Productions. Pursuant to the agreement, the Company obtained the rights to distribute the entity's current library of approximately 4,000 adult pictures and the rights to three new adult pictures ("New Releases") that are produced by the entity or its affiliated companies per month (for a period of five years). The Company has been in litigation with this unrelated party regarding the breach of the license agreement. See Subsequent Events for further discussion.

NOTE 12 -- DEFERRED COMPENSATION PLAN

     The Company sponsors a 401(k) retirement plan. The plan covers substantially all eligible employees of the Company. Employee contributions to the plan are elective, and the Company has discretion to match employee contributions. All contributions by the Company are vested over a three-year period. Contributions by the Company for the years ended March 31, 2003, 2002, and 2001, were approximately $101,000, $208,000 and $151,000 respectively.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 13 -- RESTRUCTURING EXPENSES

INTERNET RESTRUCTURING 2002

     During the fiscal year ended March 31, 2002, the Company implemented a restructuring plan with respect to its Internet Group's operations. The plan included a consolidation of the Internet Group's engineering, web production, sales and marketing departments to the Company's Boulder, Colorado location and the elimination of its customer service department due to the outsourcing of its credit card processing functions. In addition, the Internet Group vacated its office facilities in Sherman Oaks, California that were being utilized by these functions.

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

     During the year ended March 31, 2003 the Company lowered the accrued restructuring charges related to this restructuring approximately $256,000 due to a change in estimate with respect to several employment contracts.

                   SELECTED INTERNET RESTRUCTURING 2002 DATA:
                                   (IN 000S)

                                                                 SEVERANCE
                                                                   AND
                                    ASSET         EXCESS         TERMINATION    OPERATING    WIND
                                  IMPAIRMENT    OFFICE SPACE     BENEFITS       LEASES       DOWN    TOTALS
                                  ----------    -------------    -----------    ---------    ----    -------
Fiscal Year 2002 Provision.....    $  1,087        $ 1,235          $ 822            --      $14     $ 3,158
Fiscal Year 2002 Activity......      (1,087)            --           (207)           --      (13)     (1,307)
                                   --------        -------          -----         -----      ----    -------
Balance at March 31, 2002......          --          1,235            615            --        1       1,851
Fiscal Year 2003 Adjustment....          --            286           (397)           --       --        (111)
Fiscal Year 2003 Activity......          --           (592)          (218)           --       (1)       (811)
                                   --------        -------          -----         -----      ----    -------
Balance at March 31, 2003......          --            929             --            --       --         929
                                   ========        =======          =====         =====      ====    =======

DATA CENTER RESTRUCTURING 2003

     During the fiscal year ended March 31, 2003 the Company adopted a restructuring plan to close the Internet Group's in-house data center in Sherman Oaks, California and move its servers, bandwidth and content delivery functions to the same location as the Subscription/PPV TV Group's digital broadcast facility in Boulder, Colorado. Total restructuring charges of $3.1 million related to this plan were recorded during the year, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.4 million of rent expense related to the data center space in Sherman Oaks that the Company is attempting to sublet and $2.6 million for excess equipment written off as a result of this restructuring.

INTERNET RESTRUCTURING 2003

     During the fourth quarter of the fiscal year ended March 31, 2003, the Internet Group adopted a final restructuring plan to eliminate 13 positions. As of March 31, 2003, the Internet Group will be eliminating its PPC search engine, sale of traffic and email revenue streams and will focus its efforts entirely on marketing its premier broadband site, www.ten.com, to third party gatekeepers (i.e.,

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

portals, cable companies and hospitality providers) and to consumers viewing the Subscription/PPV TV Group's networks. The Internet Group will also continue to sell content to third party webmasters. Total restructuring charges of $0.3 million were recorded, of which $10,000 related to the termination of the thirteen positions referenced above and $0.2 million related to the write off of excess equipment and operating leases associated with the PPC search engine and email program.

 SELECTED DATA CENTER RESTRUCTURING 2003 AND INTERNET RESTRUCTURING 2003 DATA:
                                   (IN 000S)

                                                                 SEVERANCE
                                                                   AND
                                    ASSET         EXCESS         TERMINATION    OPERATING    WIND
                                  IMPAIRMENT    OFFICE SPACE     BENEFITS       LEASES       DOWN    TOTALS
                                  ----------    -------------    -----------    ---------    ----    -------
Fiscal Year 2003 Provision.....       2,662            331             28            81       20       3,122
Fiscal Year 2003 Provision
  Adjustment...................          --            108            (11)           --       --          97
Fiscal Year 2003 Activity......      (2,662)          (137)           (17)           (8)     (20)     (2,844)
                                   --------        -------          -----         -----      ----    -------
Balance at March 31, 2003......    $     --        $   302          $  --         $  73       --     $   375
                                   ========        =======          =====         =====      ====    =======

NOTE 14 -- CLASS A REDEEMABLE PREFERRED STOCK

     During the year ending March 31, 2003, the Company authorized a series of shares of 2 million Class A Redeemable Preferred Stock, par value $2 per share, of which 1.875 million shares are outstanding. The proceeds of the Class A Redeemable Preferred Stock were used to satisfy outstanding notes payable of approximately $3,000,000 and for working capital purposes. Holders of the Class A Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of 15.5% per annum per share payable in quarterly or monthly installments. Such dividends have preference over all other dividends of stock issued by the Company. The dividends have been reported as interest expense. Shares are subject to mandatory redemption on or before January 2, 2004 at a redemption price of face value plus accrued dividends. Prior to such date and so long as such mandatory redemption obligations have not been discharged in full, no dividends may be paid or declared upon the Common Stock, or on any other capital stock ranking junior to or in parity with such Class A Redeemable Preferred Stock. Under certain circumstances, the Company may redeem the stock, in whole or in part, prior to the mandatory redemption date. The Company is not entitled to issue any class of stock that will in effect reduce the value or security of the Class A Preferred. Each share of preferred shall have the right to vote together with the holders of the Company's Common stock on a one vote per share basis (and not as a separate class) on all matters presented to the holders of the Common Stock.

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

NOTE 15 -- GOODWILL AND INTANGIBLE ASSETS

     On April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets with indefinite lives are no longer being amortized, but are tested for impairment using the guidance for measuring impairment set forth in this statement.

     Through the end of fiscal year 2002, the Company amortized its goodwill over 10 years using the straight-line method. As a result of the adoption of SFAS No. 142, that was effective for the Company as of the beginning of fiscal year 2003, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. The Company completed the initial impairment test during the first quarter of fiscal year 2003 and concluded that the fair value of the Company's reporting unit (Subscription/PPV TV Group) exceeded its respective carrying value as of June 30, 2002 and, therefore, no impairment existed at that date.

     In addition to the initial impairment test completed during the first quarter of fiscal year 2003, the Company elected to perform the first of its annual impairment tests during the fourth quarter of fiscal year 2003, and concluded that the fair value of the Company's reporting unit exceeded its carrying value and no impairment charge was required.

     The following presents a comparison of net (loss) income and (loss) income per share for the year ended March 31, 2003 to the respective adjusted amounts for the years ended March 31, 2002 and 2001, respectively, that would have been reported had SFAS No. 142 been in effect during the prior year (in 000s).

                                                                          YEAR ENDED
                                                                           MARCH 31,
                                                               ---------------------------------
                                                                 2003         2002         2001
                                                               --------      -------      ------
Reported net (loss) income................................     $(11,895)     $  (582)     $3,324
Goodwill amortization.....................................           --          636         636
                                                               --------      -------      ------
Adjusted net (loss) income................................     $(11,895)     $    54      $3,960
                                                               ========      =======      ======

Net (loss) income per share--basic
Reported net (loss) income................................     $  (0.56)     $ (0.03)     $ 0.16
Goodwill amortization.....................................         0.00         0.03        0.03
                                                               --------      -------      ------
Adjusted net (loss) income per share--basic...............     $  (0.56)     $  0.00      $ 0.19
                                                               ========      =======      ======

Net (loss) income per share--diluted
Reported net (loss) income................................     $  (0.56)     $ (0.03)     $ 0.14
Goodwill amortization.....................................         0.00         0.03        0.03
                                                               --------      -------      ------
Adjusted net (loss) income per share--diluted.............     $  (0.56)        0.00      $ 0.17
                                                               ========      =======      ======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The components of other identifiable intangible assets are as follows (in 000s):

                                                                                  OTHER INTANGIBLE
                                                                  URLS                 ASSETS
                                                               MARCH 31,             MARCH 31,
                                                            ----------------      ----------------
                                                             2003      2002        2003      2002
                                                            ------    ------      ------    ------
Amortized Intangible Assets
     Gross Carrying Amount.............................     $2,688    $4,713      $  775    $  775
     Accumulated Amortization..........................     (2,121)   (2,138)       (218)     (109)
                                                            ------    ------      ------    ------
       Net Carrying Amount.............................     $  567    $2,575      $  557    $  666
                                                            ======    ======      ======    ======

     Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be approximately $110,000 (URL amortization is not included due to URLs being disposed of in connection with legal settlement -- see Subsequent Events).

ASSET IMPAIRMENT CHARGES

     During the year ended March 31, 2003, the Company recognized impairment losses on certain URLs of approximately $1,341,000 in connection with the Internet Group. Management identified certain conditions including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to certain of the Company's URLs as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of IGI, ITN, and CTI. The Company revised its projections and determined that the projected results would not fully support the future amortization of the URLs associated with IGI, ITN, and CTI. In accordance with the Company's policy, management assessed the recoverability of the URLs using a cash flow projection based on the remaining amortization period of two to four years. Based on this projection, the undiscounted sum of the estimated cash flow over the remaining amortization periods was insufficient to fully recover the intangible asset balance.

NOTE 16 -- STOCKHOLDER RIGHTS PLAN

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 17 -- QUARTERLY INFORMATION (UNAUDITED)

     The consolidated results of operations on a quarterly basis were as follows (in thousands of dollars, except per share amounts).

                                                                                   EARNINGS (LOSS) PER
                                                                                      COMMON SHARE
                                                                   NET INCOME      -------------------
                                    REVENUE      GROSS MARGIN       (LOSS)         BASIC       DILUTED
                                    -------      ------------      ----------      ------      -------
2003
First quarter.................       $9,597        $  4,356         $ (5,640)      $ (.27)     $  (.27)
Second quarter................        9,280           4,793           (1,019)        (.05)        (.05)
Third quarter.................        8,590           4,177           (5,948)        (.28)        (.28)
Fourth quarter................        9,280           5,224              712          .04          .04
                                    -------        --------         --------       ------      -------
Total.........................      $36,747        $ 18,550         $(11,895)      $ (.56)     $  (.56)
                                    =======        ========         ========       ======      =======
2002
First quarter.................      $14,974        $  7,694         $    241       $ 0.01      $  0.01
Second quarter................       13,847           7,107              270         0.01         0.01
Third quarter.................       12,400           6,296            1,263         0.06         0.06
Fourth quarter................       11,214           5,704           (2,356)       (0.11)       (0.11)
                                    -------        --------         --------       ------      -------
Total.........................      $52,435        $ 26,801         $   (582)      $(0.03)     $ (0.03)
                                    =======        ========         ========       ======      =======
2001
First quarter.................      $13,483        $  6,450         $    741       $ 0.04      $  0.03
Second quarter................       14,061           6,782           (3,889)       (0.19)       (0.19)
Third quarter.................       15,214           7,873              996         0.05         0.05
Fourth quarter................       15,880           7,944            5,476         0.26         0.25
                                    -------        --------         --------       ------      -------
Total.........................      $58,638        $ 29,049         $  3,324       $ 0.16      $  0.14
                                    =======        ========         ========       ======      =======

NOTE 18 -- LITIGATION

     In the normal course of business, the Company is subject to various other lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 19 -- SUBSEQUENT EVENTS

     During the fiscal quarter ended March 31, 2003, the Company settled its litigation with Edward J. Bonn, a former director of the Company, and Jerry Howard. In connection therewith, Mr. Bonn returned 3.5 million shares of the Company's common stock and received $1.5 million, 150 internet domain names and warrants to purchase 350,000 shares at $1.00 a share. The effect of this transaction will be reflected in the Company's financial statements for the quarter ended June 30, 2003 and will reduce equity by approximately $2,100,000.

     In April and May 2003, the Company issued 2.5 million shares of Class B Redeemable Preferred Stock ("Class B") at $0.81 per share. The proceeds from this offering of approximately $2,000,000 were used to redeem $1.0 million of the Company's Class A Redeemable Preferred Stock and to fund the purchase and subsequent retirement of 2,520,750 shares of New Frontier Media, Inc. common stock as part of the Bonn settlement. The Class B pays dividends at 10% on a quarterly basis. Shares are subject to mandatory redemption on or before October 2004, at a redemption price of face value plus accrued dividends. Prior to such date and so long as such mandatory redemption obligations have not been discharged in full, no dividends may be paid or declared upon the Common Stock, or on any other capital stock ranking junior to or in parity with such Class B Redeemable Preferred Stock. Under

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

certain circumstances, the Company may redeem the stock, in whole or in part, prior to the mandatory redemption date. The Company is not entitled to issue any class of stock that will in effect reduce the value or security of the Class B Preferred. Each share of preferred shall have the right to vote together with the holders of the Company's Common stock on a one vote per share basis (and not as a separate class) on all matters presented to the holders of the Common Stock).

     The Class B preferred stock is subject to full or partial early redemption at the option of the holder if the Company experiences a change in control defined as (i) a replacement of more than one-half of the members of the Company's board of directors which is not approved by a majority of those individuals who are members of the board of directors on the date of the issuance of the preferred (or by those individuals who are serving as members of the board of directors on any date whose nomination to the board of directors was approved by a majority of the members of the board of directors who are members on the date of the issuance of the preferred), (ii) the merger of the Company with or into another entity that is not wholly owned by the Company, consolidation or sale of all or substantially all of the assets of the Company in one or a series of related transactions, or (iii) the execution by the Company of an agreement to which the Company is a party or by which it is bound, providing for any of the events set forth in (i) or (ii).

     On June 12, 2003, the Company settled its litigation with Pleasure Productions. This litigation related to a complaint filed by the Company on August 3, 1999 in District Court for the city and county of Denver (Colorado Satellite Broadcasting, Inc. et al. vs. Pleasure Licensing LLC, et al., case no 99CV4652) against Pleasure Licensing LLC and Pleasure Productions, Inc. (collectively, "Pleasure"), alleging breach of contract, breach of express warranties, breach of implied warranty of fitness for a particular purposes, and rescission, seeking the return of 700,000 shares of New Frontier Media stock and warrants for an additional 700,000 New Frontier Media shares which were issued to Pleasure in connection with a motion picture licensing agreement. In the settlement, the Company secured the exclusive broadcast rights to 2,000 titles from Pleasure Productions catalog and up to 83 new releases. In addition, Pleasure Productions agreed to the cancellation of 700,000 warrants issued to it in 1999 to purchase New Frontier common stock at $1.12 a share. As a result of the transaction, the Company will reduce the carrying value of the underlying assets and equity for an amount that approximates the value of the warrants. The transaction which will be recorded in the first quarter of fiscal 2004, will not have a significant effect on the results of operations.

                            SUPPLEMENTAL INFORMATION

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS -- SCHEDULE II
                                   (IN 000S)

                                                             ADDITIONS       ADDITIONS
                                                BALANCE,     (DEDUCTIONS)    (DEDUCTIONS)      BALANCE,
                                                BEGINNING    CHARGED TO         FROM             END
                                                OF YEAR      OPERATIONS       RESERVE          OF YEAR
                                                ---------    ------------    ------------      --------
Allowance for doubtful accounts
  March 31, 2003.............................    $   369       $    170        $   (449)       $     90
                                                 =======       ========        ========        ========
  March 31, 2002.............................    $   363       $    120        $   (114)       $    369
                                                 =======       ========        ========        ========
  March 31, 2001.............................    $     6       $  1,053        $   (696)       $    363
                                                 =======       ========        ========        ========


                                                             ADDITIONS       ADDITIONS
                                                BALANCE,     (DEDUCTIONS)    (DEDUCTIONS)      BALANCE,
                                                BEGINNING    CHARGED TO         FROM             END
                                                OF YEAR      OPERATIONS       RESERVE          OF YEAR
                                                 -------       --------        --------        --------
Valuation allowance for deferred tax asset
  March 31, 2003.............................    $     0       $  5,271        $  1,940        $  7,211
                                                 =======       ========        ========        ========
  March 31, 2002.............................    $    --       $     --        $     --        $     --
                                                 =======       ========        ========        ========
  March 31, 2001.............................    $ 3,425       $ (3,425)       $     --        $     --
                                                 =======       ========        ========        ========

                                                             ADDITIONS       ADDITIONS
                                                BALANCE,     (DEDUCTIONS)    (DEDUCTIONS)      BALANCE,
                                                BEGINNING    CHARGED TO         FROM             END
                                                OF YEAR      OPERATIONS       RESERVE          OF YEAR
                                                 -------       --------        --------        --------
Reserve for chargebacks/credits
  March 31, 2003.............................    $   339       $    154        $   (419)       $     74
                                                 =======       ========        ========        ========
  March 31, 2002.............................    $   443       $  2,004        $ (2,108)       $    339
                                                 =======       ========        ========        ========
  March 31, 2001.............................    $   453       $  2,936        $ (2,946)       $    443
                                                 =======       ========        ========        ========

                                                             ADDITIONS       ADDITIONS
                                                BALANCE,     (DEDUCTIONS)    (DEDUCTIONS)      BALANCE,
                                                BEGINNING    CHARGED TO         FROM             END
                                                OF YEAR      OPERATIONS       RESERVE          OF YEAR
                                                ---------    ------------    ------------      --------
Accrued restructuring expense
  March 31, 2003.............................    $ 1,851       $  3,108        $ (3,655)       $  1,304
                                                 =======       ========        ========        ========
  March 31, 2002.............................    $ --          $  3,158        $ (1,307)       $  1,851
                                                 =======       ========        ========        ========
  March 31, 2001.............................    $ --          $ --            $ --            $  --
                                                 =======       ========        ========        ========