Form 10-Q
period 2003-06-30
NEW FRONTIER MEDIA INC /CO/
filed 2003-08-12
CIK 847383

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

For the quarterly period ended June 30, 2003

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

As of August 5, 2003, 19,431,589 shares of Common Stock, par value $.0001, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                            NEW FRONTIER MEDIA, INC.
                                     Index

                                                                                     PAGE
                                                                                    NUMBER
                                                                                  --------------
     PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
             and March 31, 2003................................................          3-4

             Consolidated Statements of Operations for the quarter ended June
             30, 2003 and 2002 (Unaudited).....................................            5

             Consolidated Statements of Cash Flows for the quarter ended June
             30, 2003 and 2002 (Unaudited).....................................            6

             Notes to Consolidated Financial Statements (Unaudited)............         7-12

     Item 2. Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.......................................        13-19

     Item 3. Quantitative and Qualitative Disclosures about Market Risk........           19

     Item 4. Controls and Procedures...........................................           19

     PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K..................................           20

     SIGNATURES................................................................           21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)

                                     ASSETS

                                                                   (UNAUDITED)
                                                                   JUNE 30,            MARCH 31,
                                                                     2003                2003
                                                                   -----------         -----------
CURRENT ASSETS:
  Cash and cash equivalents...................................       $ 6,143             $ 4,264
  Accounts receivable, net of allowance for doubtful
     accounts of $71 and $90, respectively....................         6,484               5,680
  Prepaid expenses............................................           521                 610
  Other.......................................................           442                 452
                                                                     -------             -------
       TOTAL CURRENT ASSETS...................................        13,590              11,006
                                                                     -------             -------

FURNITURE AND EQUIPMENT, net..................................         3,762               3,951
                                                                     -------             -------

OTHER ASSETS:
  Prepaid distribution rights, net............................        11,968              11,520
  Goodwill....................................................         3,743               3,743
  Other identifiable intangible assets, net...................           537               1,124
  Deposits....................................................           353                 567
  Other.......................................................           823               3,114
                                                                     -------             -------
       TOTAL OTHER ASSETS.....................................        17,424              20,068
                                                                     -------             -------
TOTAL ASSETS..................................................       $34,776             $35,025
                                                                     =======             =======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000S)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    (UNAUDITED)           MARCH
                                                                     JUNE 30,              31,
                                                                       2003                2003
                                                                    ------------         --------
CURRENT LIABILITIES:
  Accounts payable.............................................       $  2,137           $  2,606
  Current portion of obligations under capital leases..........            892                996
  Deferred revenue.............................................          2,079              2,223
  Accrued restructuring expense................................          1,098              1,304
  Redeemable preferred stock...................................          2,500                 --
  Note payable.................................................            400                 --
  Other accrued liabilities....................................          1,697              1,225
                                                                      --------           --------
       TOTAL CURRENT LIABILITIES...............................         10,803              8,354
                                                                      --------           --------
LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current portion.....            380                465
  Redeemable Preferred Stock...................................          1,626              3,750
                                                                      --------           --------
       TOTAL LONG-TERM LIABILITIES.............................          2,006              4,215
                                                                      --------           --------
          TOTAL LIABILITIES....................................         12,809             12,569
                                                                      --------           --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.0001 par value, 50,000,000 shares authorized,
     19,419,247 and 21,322,816 respectively, shares issued and
     outstanding...............................................              2                  2
  Preferred stock, $.10 par value, 5,000,000 shares authorized:
     Class A, no shares issued and outstanding.................             --                 --
     Class B, no shares issued and outstanding.................             --                 --
  Additional paid-in capital...................................         43,432             45,943
  Accumulated deficit..........................................        (21,467)           (23,489)
                                                                      --------           --------
       TOTAL SHAREHOLDERS' EQUITY..............................         21,967             22,456
                                                                      --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................       $ 34,776           $ 35,025
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000S)

                                                                               (UNAUDITED)
                                                                              QUARTER ENDED
                                                                                JUNE 30,
                                                                           -------------------
                                                                            2003        2002
                                                                           -------     -------
SALES, net............................................................     $10,081     $ 9,597
COST OF SALES.........................................................       3,893       5,241
                                                                           -------     -------
GROSS MARGIN..........................................................       6,188       4,356
                                                                           -------     -------
OPERATING EXPENSES:
  Sales and marketing.................................................       1,507       1,644
  General and administrative..........................................       2,423       4,083
  Restructuring expense...............................................          --       3,041
  Impairment expense..................................................          --         535
                                                                           -------     -------
       TOTAL OPERATING EXPENSES.......................................       3,930       9,303
                                                                           -------     -------
       OPERATING INCOME (LOSS)........................................       2,258      (4,947)
                                                                           -------     -------
OTHER INCOME (EXPENSE):
  Interest income.....................................................          11          19
  Interest expense....................................................        (310)       (595)
  Loss on write-off of stock..........................................          --        (117)
  Other income........................................................          63          --
                                                                           -------     -------
       TOTAL OTHER EXPENSE............................................        (236)       (693)
                                                                           -------     -------
NET INCOME (LOSS).....................................................     $ 2,022     $(5,640)
                                                                           =======     =======
Basic/Diluted Income (Loss) per share.................................     $  0.10     $ (0.27)
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                                       (UNAUDITED)
                                                                                      QUARTER ENDED
                                                                                         JUNE 30,
                                                                                 ------------------------
                                                                                   2003            2002
                                                                                 --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................................      $  2,022         $(5,640)
    Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
    Warrants issued/amortized for services and financing...................           212             458
    Amortization of deferred debt offering costs...........................            58             122
    Depreciation and amortization..........................................         1,584           2,146
    Asset impairment related to restructuring charge.......................            --           2,662
    Asset impairment.......................................................            --             535
    Write-off of marketable securities available for sale..................            --             117
    (Increase) Decrease in operating assets
         Accounts receivable...............................................          (804)         (1,037)
         Receivables and prepaid expenses..................................            41             (73)
         Prepaid distribution rights.......................................          (360)         (1,346)
         Other assets......................................................           211              (5)
    Increase (Decrease) in operating liabilities
         Accounts payable..................................................          (469)            184
         Deferred revenue, net.............................................          (144)            (38)
         Reserve for chargebacks/credits...................................           (39)            (87)
         Accrued restructuring cost........................................          (206)             77
         Other accrued liabilities.........................................           510             878
                                                                                 --------         -------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...........         2,616          (1,047)
                                                                                 --------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and equipment....................................          (163)           (218)
                                                                                 --------         -------
         NET CASH USED IN INVESTING ACTIVITIES.............................          (163)           (218)
                                                                                 --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations..................................          (324)           (428)
    Repayment of related party notes receivable............................            --               2
    Increase (decrease) in note payable....................................           400          (2,000)
    Increase in debt offering costs........................................            --            (225)
    (Retirement) issuance of common stock..................................        (1,400)            111
    Issuance of redeemable preferred stock.................................           750           2,750
                                                                                 --------         -------
         NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...............          (574)            210
                                                                                 --------         -------
NET INCREASE (DECREASE) IN CASH............................................         1,879          (1,055)
CASH AND CASH EQUIVALENTS, beginning of period.............................         4,264           5,798
                                                                                 --------         -------
CASH AND CASH EQUIVALENTS, end of period...................................      $  6,143         $ 4,743
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

The results of operations for the three-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Business

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

IGI is a leading aggregator and reseller of adult content via the Internet. IGI aggregates adult-recorded video, live-feed video and still photography from adult content studios and distributes it via its membership website, www.ten.com, and Pay-Per-View feeds. In addition, IGI resells its aggregated content to third-party web masters. ITN and CTI have been inactive since March 31, 2002.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 during the quarter ended June 30, 2003 and reclassified its Redeemable Preferred Stock as a liability.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income (loss), and net income (loss) per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the quarters ended June 30, 2003 and 2002 is as follows (in thousands, except share data):

                                                                     QUARTER ENDED
                                                                        JUNE 30,
                                                                      (UNAUDITED)
                                                                  --------------------
                                                                    2003        2002
                                                                  --------     -------
      Net income (loss)
           As reported.........................................   $  2,022     $(5,640)
                                                                  ========     =======
      Deduct:
           Total stock-based employee compensation expense
           determined under fair value based method for awards
           granted, modified, or settled, net of tax...........        (71)       (249)
                                                                  --------     -------
           Pro Forma...........................................   $  1,951     $(5,889)
                                                                  ========     =======
      Basic income (loss) per common share
           As reported.........................................   $   0.10     $ (0.27)
           Pro Forma...........................................   $   0.10     $ (0.28)
      Diluted income (loss) per common share...................
           As reported.........................................   $   0.10     $ (0.27)
           Pro Forma...........................................   $   0.10     $ (0.28)

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share are as follows (in thousands):

                                                                       (UNAUDITED)
                                                                      QUARTER ENDED
                                                                        JUNE 30,
                                                                   -------------------
                                                                    2003        2002
                                                                   -------     -------
      Net income (loss).........................................   $ 2,022     $(5,640)
                                                                   =======     =======
      Average outstanding shares of common stock................    19,750      21,259
      Dilutive effect of warrants/employee stock options........       236       --
      Incremental shares for assumed conversion of debt.........       205       --
                                                                   -------     -------
      Common stock and common stock equivalents.................    20,191      21,259
                                                                   =======     =======
      Basic/Diluted income (loss) per share.....................   $  0.10     $ (0.27)
                                                                   =======     =======

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares and/or because the Company reported a net loss during the period were approximately 5,961,000 and 7,098,000 for the quarter ended June 30, 2003 and 2002, respectively. Inclusion of these options and warrants would be antidilutive.

NOTE 3 -- SEGMENT INFORMATION

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

The Company has the following two reportable segments:

* Subscription/Pay-Per-View ("PPV") TV Group -- distributes branded adult entertainment programming networks and Video-on-Demand ("VOD") services through electronic distribution platforms including cable television, C-Band, and Direct Broadcast Satellite ("DBS")

* Internet Group -- aggregates and resells adult content via the Internet. The Internet Group sells content to monthly subscribers through its broadband site, www.ten.com, partners with third-party gatekeepers for the distribution of www.ten.com, and wholesales pre-packaged content to various webmasters.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit (loss) is based on income (loss) before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels.

The following tables represent financial information by reportable segment (in thousands):

                                                                               (UNAUDITED)
                                                                              QUARTER ENDED
                                                                                JUNE 30,
                                                                       ---------------------------
                                                                         2003            2002
                                                                       -----------     -----------
     NET SALES
          Subscription/Pay-Per-View TV.............................      $ 9,083         $ 7,031
          Internet Group...........................................          998           2,566
          Corporate Administration.................................           --              --
                                                                         -------         -------
               Total...............................................      $10,081         $ 9,597
                                                                         =======         =======


                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                               (UNAUDITED)
                                                                              QUARTER ENDED
                                                                                JUNE 30,
                                                                       ---------------------------
                                                                         2003            2002
                                                                      -----------     -----------
     SEGMENT PROFIT (LOSS)
          Subscription/Pay-Per-View TV.............................      $ 3,407         $ 1,609
          Internet Group...........................................          132          (4,139)
          Corporate Administration.................................       (1,517)         (3,110)
                                                                         -------         -------
               Total...............................................      $ 2,022         $(5,640)
                                                                         =======         =======
     INTEREST INCOME
          Subscription/Pay-Per-View TV.............................      $    --         $    --
          Internet Group...........................................            3               1
          Corporate Administration.................................            8              18
                                                                         -------         -------
               Total...............................................      $    11         $    19
                                                                         =======         =======
     INTEREST EXPENSE
          Subscription/Pay-Per-View TV.............................      $    34         $    37
          Internet Group...........................................           46              72
          Corporate Administration.................................          230             486
                                                                         -------         -------
               Total...............................................      $   310         $   595
                                                                         =======         =======
     DEPRECIATION AND AMORTIZATION
          Subscription/Pay-Per-View TV.............................      $ 1,480         $ 1,360
          Internet Group...........................................          101             782
          Corporate Administration.................................            3               4
                                                                         -------         -------
               Total...............................................      $ 1,584         $ 2,146
                                                                         =======         =======

                                                                       (UNAUDITED)
                                                                       JUNE 30,        MARCH 31,
                                                                         2003            2003
                                                                         -------         -------
     IDENTIFIABLE ASSETS
          Subscription/Pay-Per-View TV.............................      $27,612         $28,487
          Internet Group...........................................        3,558           4,067
          Corporate Administration.................................       20,826          22,590
          Eliminations.............................................      (17,220)        (20,119)
                                                                         -------         -------
               Total...............................................      $34,776         $35,025
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

NOTE 4-- MAJOR CUSTOMER

The Company's major customers (revenues in excess of 10% of total sales) are EchoStar Communications Corporation ("EchoStar") and AOL Time Warner, Inc. ("Time Warner"). EchoStar and Time Warner are included in the Subscription/Pay-Per-View TV Segment. Revenue from Echostar's DISH Network and Time Warner as a percentage of total revenue for each of the quarters ended June 30 is as follows:

                                                               2003       2002
                                                               ----       ----
                EchoStar.................................       35%        36%
                Time Warner..............................       13%         5%

At June 30, 2003 and March 31, 2003, accounts receivable from EchoStar was approximately $3,569,000 and $3,462,000, respectively. At June 30, 2003 and March 31, 2003 accounts receivable from

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Time Warner was approximately $711,000 and $606,000, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable.

The loss of its major customers could have a materially adverse effect on the Company's business, operating results and/or financial condition.

NOTE 5 -- NOTES PAYABLE

During the quarter ended June 30, 2003, the Company entered into a secured loan of $400,000 with an unrelated third party. The loan is secured by 930,000 shares of the Company's common stock. The loan matures on June 30, 2004, and bears interest at 7.5% per annum payable on a quarterly basis. The holder has the option to convert the note into common stock at $0.65 per share on the date of maturity. The Company may prepay the note, in whole or part, at any time without premium or penalty.

NOTE 6 -- CLASS B REDEEMABLE PREFERRED STOCK

During the quarter ended June 30, 2003, the Company issued 2.5 million shares of Class B Redeemable Preferred Stock ("Class B") at $0.81 per share. The proceeds from this offering of $2,000,000 were used to redeem $1.0 million of the Company's Class A Redeemable Preferred Stock and to fund the purchase and subsequent retirement of 2,520,750 shares of New Frontier Media, Inc. common stock as part of the Bonn settlement. The Class B pays dividends of 10% per year and are payable quarterly in arrears. Shares are subject to mandatory redemption on or before October 2004, at a redemption price of face value plus accrued dividends. Prior to such date and so long as such mandatory redemption obligations have not been discharged in full, no dividends may be paid or declared upon the Common Stock, or on any other capital stock ranking junior to or in parity with such Class B Redeemable Preferred Stock. Under certain circumstances, the Company may redeem the stock, in whole or in part, prior to the mandatory redemption date. The Company is not entitled to issue any class of stock that will in effect reduce the value or security of the Class B Preferred. Each share of preferred shall have the right to vote together with the holders of the Company's Common stock on a one vote per share basis (and not as a separate class) on all matters presented to the holders of the Common Stock.

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

NOTE 6 -- LITIGATION

During the fiscal quarter ended March 31, 2003, the Company settled its litigation with Edward J. Bonn, a former director of the Company, and Jerry Howard. In connection therewith, Mr. Bonn returned 2.5 million shares of the Company's common stock and received $1.5 million in cash, 150 internet domain names and warrants to purchase 350,000 shares at $1.00 a share. The effect of this transaction was recorded during the quarter ended June 30, 2003, and reduced equity by approximately $2,100,000.

On June 12, 2003, the Company settled its litigation with Pleasure Productions. This litigation related to a complaint filed by the Company on August 3, 1999 in District Court for the city and county of

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Denver (Colorado Satellite Broadcasting, Inc. et al. vs. Pleasure Licensing LLC, et al., case no 99CV4652) against Pleasure Licensing LLC and Pleasure Productions, Inc. (collectively, "Pleasure"), alleging breach of contract, breach of express warranties, breach of implied warranty of fitness for a particular purposes, and rescission, seeking the return of 700,000 shares of New Frontier Media stock and warrants for an additional 700,000 New Frontier Media shares which were issued to Pleasure in connection with a motion picture licensing agreement. In the settlement, the Company secured the exclusive broadcast rights to 2,000 titles from Pleasure Productions catalog and up to 83 new releases. In addition, Pleasure Productions agreed to the cancellation of 700,000 warrants issued to it in 1999 to purchase New Frontier common stock at $1.12 a share. As a result of the transaction, the Company reduced the carrying value of the underlying assets and equity by $1,152,000.

NOTE 7 -- TAXES PAYABLE

No provision for taxes has been made by management as management believes they will be able to offset net operating losses against any taxable income the Company may have for the year ending March 31, 2004. At March 31, 2003, the Company had a net operating loss carry forward of approximately $13,300,000, which will begin expiring through 2023. During the last three years, issuances and redemptions of stock and other equity instruments may have effected an ownership change under Internal Revenue Code Section 382. If an ownership change is determined to have occured it would likely limit the Company's ability to utilize any net operating loss carryforwards or credits generated before the change in ownership.

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. These statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to compete effectively with our primary Cable/DBS competitor; 2) our ability to retain our major customers which account for 35% and 13% of our total revenue;
3) our ability to compete effectively for quality content with our Subscription/ PPV TV Group's primary competitor who has significantly greater resources than us; 4) our ability to successfully manage our credit card chargeback and credit percentage in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 5) our ability to retain our key executives.

The following table reflects the Company's results of operations for the quarters ended June 30, 2003 and 2002.

                             RESULTS OF OPERATIONS

                                                                           (IN MILLIONS)
                                                                           QUARTER ENDED
                                                                             JUNE 30,
                                                                         -----------------
                                                                         2003        2002
                                                                         -----       -----
    NET REVENUE
    Subscription/Pay-Per-View TV
         Cable/DBS....................................................   $ 7.2       $ 5.0
         C-Band.......................................................     1.9         2.0
    Internet Group
         Net Membership...............................................     0.8         1.7
         Sale of Content..............................................     0.2         0.4
         Sale of Traffic..............................................     0.0         0.5
                                                                         -----       -----
         TOTAL........................................................   $10.1       $ 9.6
                                                                         =====       =====
    COST OF SALES
    Subscription/Pay-Per-View TV......................................   $ 3.5       $ 3.4
    Internet Group....................................................     0.4         1.8
                                                                         -----       -----
         TOTAL........................................................   $ 3.9       $ 5.2
                                                                         =====       =====
    OPERATING INCOME (LOSS)
    Subscription/Pay-Per-View TV......................................   $ 3.4       $ 1.6
    Internet Group....................................................     0.1        (0.5)
    Restructuring Expense.............................................     0.0        (3.0)
    Asset Impairment Expense..........................................     0.0        (0.5)
    Corporate Administration..........................................    (1.3)       (2.5)
                                                                         -----       -----
         TOTAL........................................................   $ 2.2       $(4.9)
                                                                         =====       =====

NET REVENUE

Net revenue for the Company was $10.1 million and $9.6 million for the quarters ended June 30, 2003 and 2002, respectively, representing an increase of 5%. The increase in net revenue for the quarter is due to a 23% increase in net revenue generated by the Subscription/PPV TV Group, which was offset by a 62% decline in net revenue from the Internet Group. Net revenue from the Subscription/PPV

TV Group increased from $7.0 million for the quarter ended June 30, 2002 to $9.1 million for the quarter ended June 30, 2003, due to increases in the distribution of the Group's VOD content and its partially edited networks.

OPERATING INCOME (LOSS)

Operating income for the Company increased to $2.2 million for the quarter ended June 30, 2003 from an operating loss of $4.9 million for the quarter ended June 30, 2002. The increase in operating income for the Company is related to an increase in operating income generated by the Subscription/ PPV TV Group, a decrease in corporate administration expenses, and the elimination of restructuring and impairment expenses incurred by the Internet Group during the prior year quarter.

Operating income generated by the Subscription/PPV TV Group increased 113% from $1.6 million for the quarter ended June 30, 2002 to $3.4 million for the quarter ended June 30, 2003. This increase in operating income is due to an increase in the Group's gross margin from 51% for the quarter ended June 30, 2002 to 62% for the quarter ended June 30, 2003, while operating expenses remained relatively flat year over year for the quarter.

Corporate administration expenses declined from $2.5 million for the quarter ended June 30, 2002 to $1.3 million for the quarter ended June 30, 2003, representing a 48% decrease year over year for the quarter. This decline is primarily related to an 88% decrease in legal fees. Legal fees for the prior year quarter were unusually high as a result of a proxy fight and related litigation.

The operating loss for the quarter ended June 30, 2002 included a $3.0 million restructuring charge taken during the quarter related to relocating the Internet Group's data center facility and a $0.5 asset impairment charge for the write-down of certain Internet Group URLs.

                    SUBSCRIPTION/PAY-PER-VIEW (PPV) TV GROUP

The Subscription/PPV TV Group rebranded its networks under the TEN* name and logo during the fourth quarter of the fiscal year ended March 31, 2003. Each network (except Pleasure) has the TEN name associated with it. This change was done in an effort to create brand recognition for the TEN name and associate this name with the best adult programming on Cable and DBS platforms. The networks are now named as follows: Pleasure, TEN, TEN*Clips (formerly ETC), TEN*Xtsy (formerly Extasy), TEN*BluePlus (formerly True Blue), TEN*Max (formerly X-Cubed and XClips), TEN*Blue (launched in January 2003), and TEN*Blox (launched in January 2003). The Subscription/PPV TV Group's VOD service is branded as TEN On Demand. The following table outlines the current distribution environment and network households for each network:

                                                    ESTIMATED NETWORK HOUSEHOLDS
                                            ---------------------------------------------
                                                           (IN THOUSANDS)
                                              AS OF             AS OF
                                             JUNE 30,          JUNE 30,
     NETWORK         DISTRIBUTION METHOD       2003              2002           % CHANGE
-----------------    -------------------    -------------     -------------     ---------
Pleasure             Cable/DBS                   8,700             8,000             9%
TEN                  Cable/DBS                  11,600             8,800            32%
TEN*Clips            Cable/DBS                  10,300             3,900           164%
Video On Demand      Cable                       7,000             1,600           338%
TEN*Xtsy             C-band/Cable/DBS            9,000             8,200            10%(1)
TEN*Blue             Cable                         620               N/A           N/A
TEN*Blox             Cable                         600               N/A           N/A
TEN*Blue Plus        C-band/Cable                  570               700           (19%)(1)
TEN*Max              C-band/Cable                  570               700           (19%)(1)
                                               -------           -------
TOTAL NETWORK HOUSEHOLDS                        48,960            31,900
                                               =======           =======

(1) % change gives effect to a 29% decline in the C-band market's total addressable households. Total addressable C-Band households declined from 700,000 as of June 30, 2002 to 500,000 as of June 30, 2003.

(2) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Subscription/PPV TV Group's channels, since each network represents an incremental revenue stream. The Group estimates its unique household distribution as 11.6 million cable homes and 8.3 million DBS homes as of June 30, 2003.

NET REVENUE

Total net revenue for the Subscription/PPV TV Group was $9.1 million and $7.0 million for the quarters ended June 30, 2003 and 2002, respectively, which represents an increase of 23% year over year for the quarter. Of total net revenue, C-Band net revenue was $1.9 million for the quarter ended June 30, 2003 as compared to $2.0 million for the quarter ended June 30, 2002, representing a decrease of 5%. Revenue from the Group's Cable/DBS services for the quarter ended June 30, 2003 was $7.2 million as compared to $5.0 million for the quarter ended June 30, 2002, representing an increase of 44%. Revenue from the Group's Cable/DBS services is responsible for 79% of the Group's total net revenue for the quarter ended June 30, 2003, as compared to 71% for the quarter ended June 30, 2002.

The decrease in C-Band revenue for the quarter ended June 30, 2003 is due to the continued decline of the C-Band market as consumers convert from C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has decreased 29% since June 30, 2002, from 700,000 addressable subscribers to 500,000 addressable subscribers as of June 30, 2003. Although the C-Band market has continued its decline, the Subscription/PPV TV Group's C-Band revenue declined at a much slower rate due to the fact that its only competitor on this platform went out of business during the current quarter.

The increase in Cable/DBS revenue is a result of the following changes in product mix as described in more detail below: 1) an increase in distribution of the Subscription/PPV TV Group's Video-on Demand ("VOD") service and 2) an increase in the distribution of the Group's partially edited networks (TEN, TEN*Clips, TEN*Blue and TEN*Blox).

As of June 30, 2003, the Subscription/PPV TV Group provided its VOD product to
7.0 million VOD enabled cable households, representing an increase in distribution of 338% over the quarter ended June 30, 2002. Revenue from VOD increased 979% year over the year for the quarter and now represents 21% of total Cable/DBS revenue for the quarter ended June 30, 2003. The Subscription/ PPV TV Group's VOD content is currently available to over 95% of all VOD enabled households where adult content is deployed, and is the only adult VOD content available to 80% of those households.

The Subscription/PPV TV Group began to provide its VOD service to On Command Corporation ("On Command") during the quarter ended June 30, 2003. On Command is the leading provider of in-room interactive entertainment to the hotel industry, providing content to 895,000 hotel rooms in the U.S. Revenue from On Command represented 10% of the Subscription/PPV TV Group's Cable/ DBS revenue for the quarter ended June 30, 2003.

The Subscription/PPV TV Group is beginning to see a growing acceptance by consumers for its partially edited networks - TEN, TEN*Clips ("Clips"), TEN*Blue ("Blue") and TEN*Blox ("Blox"). For example, in July 2003 the Subscription/PPV TV Group announced a new four-channel deal with AOL Time Warner, Inc. ("Time Warner"). This deal allows each Time Warner affiliate to add TEN, Clips, Blue and/or Blox to its system. The Subscription/PPV TV Group expects to add an average of three partially edited networks to each Time Warner system during the third quarter of its fiscal year. In addition, the Group expects its Pleasure network to be removed from some of these same Time Warner systems.

Revenue from the Subscription/PPV TV Group's partially edited networks -- TEN, Clips, Blue and Blox -- increased 28% year over year for the quarter due to the growing acceptance for this editing standard.

COST OF SALES

Cost of sales for the Subscription/PPV TV Group was $3.5 million, or 38% of revenue, for the quarter ended June 30, 2003, as compared to $3.4 million, or 49% of revenue, for the quarter ended June 30, 2002, representing a slight increase of 3%.

Cost of sales consists of expenses associated with broadcast operations, satellite uplinking, satellite transponder leases, programming acquisition, in-house editing and programming, amortization of content licenses, and the Subscription/PPV TV Group's in-house call center operations.

The increase in cost of sales year over year for the quarter is due to: a) an increase in broadcast operation costs related to additional resources required to provide the Subscription/PPV TV Group's VOD service and b) the addition of an in-house editing and programming department dedicated to the Group's Blue and Blox networks and to the VOD content provided to On Command. The increase in these costs was offset by a 16% decrease in quarterly transponder costs and a 23% decrease in costs related to the Subscription/PPV TV Group's in-house call center.

OPERATING INCOME

Operating income generated by the Subscription/PPV TV Group for the quarter ended June 30, 2003 was $3.4 million as compared to operating income of $1.6 million for the quarter ended June 30, 2002, representing an increase of 113%.

The increase in operating income for the quarter ended June 30, 2003 is due to an increase in gross margin while operating expenses remained relatively flat. Gross margin increased from 51% for the quarter ended June 30, 2002 to 62% for the quarter ended June 30, 2003. Operating expenses as a percentage of revenue declined from 29% of revenue as of the quarter ended June 30, 2002 to 23% of revenue for the quarter ended June 30, 2003. Operating expenses increased slightly by 5% year over year for the quarter due to an increase in trade show expenses for a show that usually occurs in the fourth quarter.

                                 INTERNET GROUP

NET REVENUE

Total net revenue for the Internet Group was $1.0 million for the quarter ended June 30, 2003, as compared to $2.6 million for the quarter ended June 30, 2002, representing a decrease of 62%. The Internet Group's revenue is comprised of membership revenue from its consumer-based web site, revenue from the sale of its content feeds, and revenue from the sale of exit traffic.

Net membership revenue for the Internet Group was $0.8 million for the quarter ended June 30, 2003, as compared to net membership revenue of $1.7 million for the quarter ended June 30, 2002, which represents a decrease of 53%. The Internet Group has seen a further decline in its net membership revenue due to a change in its business model. As of March 31, 2003, the Internet Group transferred 150 of its domain names to Edward Bonn as part of the settlement of the Company's lawsuit with him. At the same time, the Internet Group merged all of its dial-up web sites (and corresponding members) into its premiere broadband site, www.ten.com. The transfer of these URLs, coupled with the Group's policy to cease purchasing traffic, has resulted in a substantial decrease in the number of new monthly members.

The Internet Group advertises its web site on the Subscription/PPV TV Group's networks in order to drive type-in traffic to the site. However, the Internet Group expects to see continued erosion of its recurring membership revenue since the current monthly traffic volume to www.ten.com does not generate enough new monthly sign-ups to offset the churn of its renewing membership base. It is important to note that the Internet Group does not consider the monthly membership model to be the focus of its future growth plans.

The Internet Group's current focus for growth is on forming revenue sharing partnerships with third party gatekeepers such as cable companies, hospitality providers, and portals, for the distribution of ten.com, whereby it can gain direct access to consumers in search of adult entertainment.

Revenue from the Internet Group's sale of content was $0.2 million for the quarter ended June 30, 2003, as compared to $0.4 million for the quarter ended June 30, 2002, representing a decrease of 50%. This decrease in revenue from the sale of content is due to a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. The continued reluctance on the part of webmasters to pay for content makes this a difficult market segment in which to compete.

Revenue was earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to affiliate webmaster marketing programs, monetizing foreign traffic via international dialer companies, marketing affiliated webmaster sites through the Internet Group's double opt-in email list, and by directing traffic to its pay-per-click (PPC) search engine, www.sexfiles.com. Revenue from the sale of traffic was $0 and $0.5 million for the quarters ended June 30, 2003 and 2002, respectively. Due to the change in its business model as described above, the Internet Group has ceased all traffic sales activity as a result of the decline in traffic to its web site.

COST OF SALES

Cost of sales for the Internet Group was $0.4 million for the quarter ended June 30, 2003, as compared to $1.8 million for the quarter ended June 30, 2002, representing a decrease of 78%. Cost of sales consist of expenses associated with credit card processing, bandwidth, membership acquisition costs (purchase of traffic), web site content costs, and depreciation and amortization of assets.

Cost of sales was 40% and 69% of total net revenue for the quarters ended June 30, 2003 and 2002, respectively.

Cost of sales has decreased year over year for the quarter due to a decline in traffic acquisition costs from $0.2 million to $0, a 50% decline in bandwidth costs, a 72% decrease in the variable costs related to credit card processing, a decrease in web site content costs, and a decrease in depreciation and amortization costs related to the Internet Group's data center. The Internet Group relocated its data center functions from Los Angeles to Boulder during the 2003 fiscal year (see "Restructuring Expenses" below). This restructuring resulted in a 78% decrease in depreciation, amortization, equipment lease, and maintenance costs, from $0.9 million during the quarter ended June 30, 2002 to $0.2 million for the quarter ended June 30, 2003, due to the write-off of excess equipment and impaired assets.

OPERATING INCOME (LOSS)

Operating income (loss) for the Internet Group was operating income of $0.1 million for the quarter ended June 30, 2003 as compared to an operating loss of $0.5 million for the quarter ended June 30, 2002. Operating expenses were 50% of net revenue for the quarters ended June 30, 2003 and 2002. Total operating expenses decreased 62% from the quarter ended June 30, 2002.

The decrease in operating expenses for the quarter ended June 30, 2003 is due to a decrease in payroll, benefits, and other office expenses related to all departments. The Internet Group completed a final restructuring during the fourth quarter of its fiscal year ended March 31, 2003, which resulted in a decrease in sales, marketing, data center and web production personnel.

                             RESTRUCTURING EXPENSES

During the quarter ended June 30, 2002, the Company adopted a restructuring plan to move its data center operations from Los Angeles to Boulder. Total restructuring charges of $3.0 million related to this plan were recorded during the quarter ended June 30, 2002, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.3 million related to the data center space in Sherman Oaks that the Company is attempting to sublet and $2.7 million of expenses related to excess computer equipment.

                            ASSET IMPAIRMENT CHARGES

During the quarter ended June 30, 2002, the Company recognized impairment losses on certain URLs of approximately $535,000 in connection with the Internet Group. Management identified certain conditions, including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to the Company's URLs, as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of the Internet Group. The Company revised its projections and determined that the projected results would not fully support the future amortization of the URLs. In accordance with the Company's policy, management assessed the recoverability of the URLs using a cash flow projection based on the remaining amortization period of four years. Based on this projection, the cumulative cash flow over the remaining amortization period was insufficient to fully recover the intangible asset balance.

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

Corporate administration expenses were $1.3 million and $2.5 million for the quarters ended June 30, 2003 and 2002, respectively, representing a decrease of 48%. The decrease in corporate administration expenses for the quarter ended June 30, 2003 is due to an 88% decrease in legal fees related to the settlement of the Company's lawsuit with Edward Bonn, Bradley Weber, Jerry Howard and Response Telemedia, Inc. which was ongoing during the fiscal year ended March 31, 2003. Legal fees for the quarter ended June 30, 2003 included the reimbursement of $166,000 as part of a settlement agreement reached during the quarter.

                                 OTHER EXPENSE

Other expense decreased from $0.7 million for the quarter ended June 30, 2002 to $0.2 million for the quarter ended June 30, 2003, representing a 71% decrease. This decrease is a result of two non-recurring items incurred during the quarter ended June 30, 2002: 1) an $117,500 write down in value of the Company's investment in Metro Global Media, Inc. ("Metro") stock and 2) the write-off of $187,000 in non-cash debt offering costs related to the early repayment of the Company's debt obligations.

                        LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended June 30, 2003, cash provided by operating activities was $2.6 million. Cash provided by operating activities was primarily attributable to net income for the quarter of $2.0 million adjusted for depreciation and amortization of $1.6 million and other non-cash related items. Accounts receivable for the quarter increased by $0.8 million, prepaid distribution rights related to the licensing of the Company's content increased $0.4 million and accounts payable declined $0.5 million for the quarter.

Cash used in investing activities was $0.2 million for both quarters ended June 30, 2003 and 2002. Cash used in investing activities for the quarter ended June 30, 2003 was primarily related to purchases by the Subscription/PPV TV Group of broadcast equipment, including descrambling equipment necessary for new cable launches and increased storage capacity, as well as to upgrades to the Company's technology facility to be completed during the current fiscal year. Cash used in investing activities for the quarter ended June 30, 2002 was primarily related to the purchase of software licenses, a security system for the Company's new headquarters in Boulder, and minor equipment upgrades to the Subscription/PPV TV Group's digital broadcast facility.

Cash used in financing activities for the quarter ended June 30, 2003 was $0.6 million as compared to cash provided by financing activities of $0.2 million for the quarter ended June 30, 2002. Cash used in financing activities for the current year quarter was related to the purchase and subsequent retirement of
2.5 million shares of New Frontier Media, Inc. stock acquired from Edward Bonn for $1.5 million as part of the settlement of the Company's lawsuit with him during the quarter and $0.3 million in capital lease obligations. This cash used in financing activities was offset by an increase in borrowings of $0.4 million and a net increase in Redeemable Preferred Stock of $0.8 million.

During the current year quarter, the Company issued 2.5 million shares of Class B Redeemable Preferred Stock at $0.81 per share. The proceeds from this offering were used to redeem $1.3 million of the Company's Class A Redeemable Preferred Stock and to fund the purchase and subsequent retirement of 2.5 million shares of New Frontier Media, Inc. common stock. The Class B Redeemable Preferred Stock pays dividends at 10% on a quarterly basis and is redeemable at the Company's option until October 2004.

Cash provided by financing activities for the quarter ended June 30, 2002 was related to the issuance of 1.4 million shares of Class A Redeemable Preferred Stock at $2.00 per share. The proceeds from this offering were used to repay $2.0 million of the Company's outstanding notes payable. An additional $1.0 million in debt was converted to 0.5 million shares of Class A Redeemable Preferred Stock during the quarter ended June 30, 2002. The Class A Redeemable Preferred Stock pays dividends at 15.5% on a monthly and quarterly basis and is redeemable anytime at the Company's option until January 2004, by which time it must be redeemed. The Company currently has 1.0 million shares of Class A Redeemable Preferred Stock outstanding. Cash provided by financing activities was offset by $0.4 million in payments made during the quarter on the Company's capital lease obligations.

The Company expects to fund the dividends due on the Class A and B Redeemable Preferred Stock from its cash flows from operations. The Company anticipates funding the redemption of the Redeemable Preferred Stock in January and October 2004 from its cash flows from operations or by a refinancing of the obligations prior to the redemption dates. In the event the Class A and B Redeemable Preferred Stock should become due by reason of a change in control, the Company's liquidity and capital resources is likely to be materially and adversely impaired. If New Frontier Media were to lose its major customers that account for 35% and 13% of its revenue, its ability to finance its operating requirements would be severely impaired. The Company believes that its existing cash balances and cash generated from operations will be sufficient to satisfy its operating requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of June 30, 2003, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company's borrowings are at fixed interest rates, limiting the Company's exposure to interest rate risk.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

31.01 Certification by President Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 Certification by President Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

On June 12, 2003, the Company filed a Form 8-K for the release of its fourth quarter earnings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          NEW FRONTIER MEDIA, INC.

                                          /s/ Karyn L. Miller
                                          Karyn L. Miller
                                          Chief Financial Officer
                                          (Principal Accounting Officer)
Dated: August 11, 2003