Form 10-Q
period 2003-09-30
NEW FRONTIER MEDIA INC
filed 2003-11-07
CIK 847383

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

For the quarterly period ended September 30, 2003

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

As of November 3, 2003, 20,504,679 shares of Common Stock, par value $.0001, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                            NEW FRONTIER MEDIA, INC.
                                     Index

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
       PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets as of
               September 30, 2003 (Unaudited) and March 31, 2003...          3

               Condensed Consolidated Statements of Operations
               (Unaudited) for the quarter and six months ended
               September 30, 2003 and 2002.........................          5

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the quarter and six months ended
               September 30, 2003 and 2002.........................          6

               Notes to Consolidated Financial Statements
               (Unaudited).........................................          7

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................         13

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk.........................................         20

       Item 4. Controls and Procedures.............................         20

       PART II. OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of Security
               Holders.............................................         21

       Item 6. Exhibits and Reports on Form 8-K....................         22

       SIGNATURES..................................................         23

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)

                                     ASSETS

                                                                    (UNAUDITED)
                                                                   SEPTEMBER 30,           MARCH 31,
                                                                       2003                  2003
                                                                   -------------           ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................          $ 7,862               $ 4,264
  Accounts receivable, net of allowance for doubtful
     accounts of $70 and $90, respectively..................            6,768                 5,680
  Prepaid expenses..........................................              449                   610
  Other.....................................................              287                   452
                                                                      -------               -------
       TOTAL CURRENT ASSETS.................................           15,366                11,006
                                                                      -------               -------

FURNITURE AND EQUIPMENT, net................................            3,422                 3,951
                                                                      -------               -------

OTHER ASSETS:
  Prepaid distribution rights, net..........................           12,156                11,520
  Goodwill..................................................            3,743                 3,743
  Other identifiable intangible assets, net.................              485                 1,124
  Deposits..................................................              233                   567
  Other.....................................................              766                 3,114
                                                                      -------               -------
       TOTAL OTHER ASSETS...................................           17,383                20,068
                                                                      -------               -------
TOTAL ASSETS................................................          $36,171               $35,025
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000S)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    (UNAUDITED)
                                                                   SEPTEMBER 30,           MARCH 31,
                                                                       2003                  2003
                                                                   -------------           ---------
CURRENT LIABILITIES:
  Accounts payable..........................................         $  1,719              $  2,606
  Current portion of obligations under capital leases.......              581                   996
  Deferred revenue..........................................            1,721                 2,223
  Accrued restructuring expense.............................            1,009                 1,304
  Current portion of notes payable..........................              655                    --
  Other accrued liabilities.................................            2,037                 1,225
                                                                     --------              --------
       TOTAL CURRENT LIABILITIES............................            7,722                 8,354
                                                                     --------              --------
LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current
     portion................................................              323                   465
  Notes payable, net of current portion.....................              435                    --
  Redeemable preferred stock................................            1,698                 3,750
                                                                     --------              --------
       TOTAL LONG-TERM LIABILITIES..........................            2,456                 4,215
                                                                     --------              --------
          TOTAL LIABILITIES.................................           10,178                12,569
                                                                     --------              --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.0001 par value, 50,000,000 shares
     authorized, 19,964,396 and 21,322,816 respectively,
     shares issued and outstanding..........................                2                     2
  Preferred stock, $.10 par value, 5,000,000 shares
     authorized:
     Class A, no shares issued and outstanding..............               --                    --
     Class B, no shares issued and outstanding..............               --                    --
  Additional paid-in capital................................           44,626                45,943
  Accumulated deficit.......................................          (18,635)              (23,489)
                                                                     --------              --------
       TOTAL SHAREHOLDERS' EQUITY...........................           25,993                22,456
                                                                     --------              --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................         $ 36,171              $ 35,025
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000S)

                                                          (UNAUDITED)                    (UNAUDITED)
                                                         QUARTER ENDED                 SIX MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ----------------------         ----------------------
                                                       2003          2002             2003          2002
                                                     --------      --------         --------      --------
SALES, net....................................       $10,919       $ 9,280          $20,999       $18,877
COST OF SALES.................................         4,295         4,487            8,187         9,727
                                                     -------       -------          -------       -------
GROSS MARGIN..................................         6,624         4,793           12,812         9,150
                                                     -------       -------          -------       -------
OPERATING EXPENSES:
  Sales and marketing.........................         1,030         1,667            2,536         3,311
  General and administrative..................         2,385         3,680            4,809         7,763
  Restructuring expense.......................            72           142               72         3,183
  Impairment expense..........................            --            --               --           535
                                                     -------       -------          -------       -------
       TOTAL OPERATING EXPENSES...............         3,487         5,489            7,417        14,792
                                                     -------       -------          -------       -------
       OPERATING INCOME (LOSS)................         3,137          (696)           5,395        (5,642)
                                                     -------       -------          -------       -------
OTHER INCOME (EXPENSE):
  Interest income.............................             8            20               20            39
  Interest expense............................          (361)         (343)            (671)         (938)
  Loss on write-off of stock..................            --            --               --          (118)
  Other Income................................            49            --              112            --
                                                     -------       -------          -------       -------
       TOTAL OTHER EXPENSE....................          (304)         (323)            (539)       (1,017)
                                                     -------       -------          -------       -------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES.......................................         2,833        (1,019)           4,856        (6,659)
  Provision for income taxes..................            (1)           --               (2)           --
                                                     -------       -------          -------       -------
       NET INCOME (LOSS)......................       $ 2,832       $(1,019)         $ 4,854       $(6,659)
                                                     -------       -------          -------       -------
Basic income (loss) per share.................       $  0.15       $  (.05)         $  0.25       $  (.31)
                                                     =======       =======          =======       =======
Diluted income (loss) per share...............       $  0.14       $  (.05)         $  0.23       $  (.31)
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                          (UNAUDITED)
                                                                       SIX MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                     2003             2002
                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................       $ 4,854          $(6,659)
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
    Warrants issued/amortized for services and financing....           292              534
    Amortization of deferred debt offering costs............           116              195
    Depreciation and amortization...........................         3,178            3,880
    Asset impairment related to restructuring charge........            --            2,554
    Asset impairment........................................            --              535
    Other...................................................            38               --
    Write-off of marketable securities available for sale...            --              118
    (Increase) Decrease in operating assets
         Accounts receivable................................        (1,087)          (1,020)
         Receivables and prepaid expenses...................           198              139
         Prepaid distribution rights........................        (1,069)          (2,322)
         Other assets.......................................           335              297
    Increase (Decrease) in operating liabilities
         Accounts payable...................................          (668)             326
         Deferred revenue, net..............................          (502)            (236)
         Reserve for chargebacks/credits....................           (57)            (131)
         Accrued restructuring cost.........................          (295)             211
         Other accrued liabilities..........................           925              571
                                                                   -------          -------
             NET CASH PROVIDED BY (USED IN) OPERATING
               ACTIVITIES...................................         6,258           (1,008)
                                                                   -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and furniture.....................          (313)            (316)
                                                                   -------          -------
         NET CASH USED IN INVESTING ACTIVITIES..............          (313)            (316)
                                                                   -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations...................          (731)            (952)
    Repayment of related party notes receivable.............            --                3
    Increase (decrease) in note payable.....................           400           (2,000)
    Increase in debt offering costs.........................            --             (225)
    (Retirement) issuance of common stock...................          (206)             111
    (Redemption) issuance of redeemable preferred stock.....        (1,750)           2,750
    Decrease in other financing activities..................           (60)              --
                                                                   -------          -------
         NET CASH USED IN FINANCING ACTIVITIES..............        (2,347)            (313)
                                                                   -------          -------
NET INCREASE (DECREASE) IN CASH.............................         3,598           (1,637)
CASH AND CASH EQUIVALENTS, beginning of period..............         4,264            5,798
                                                                   -------          -------
CASH AND CASH EQUIVALENTS, end of period....................       $ 7,862          $ 4,161
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

The results of operations for the six-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

IGI is a leading aggregator and reseller of adult content via the Internet. IGI aggregates adult-recorded video, live-feed video and still photography from adult content studios and distributes it via its membership website, www.ten.com. In addition, IGI resells its aggregated content to third-party web masters. ITN and CTI have been inactive since March 31, 2002.

Significant Accounting Policies

PRINCIPALS OF CONSOLIDATION

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. Upon adoption of SFAS No. 150 the Company reclassified its Redeemable Preferred Stock as a liability.

STOCK BASED COMPENSATION

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income (loss), and net income (loss) per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the quarters ended September 30, 2003 and 2002 is as follows (in thousands, except share data):

                                                         (UNAUDITED)                    (UNAUDITED)
                                                        QUARTER ENDED                 SIX MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ----------------------        ------------------------
                                                      2003          2002            2003            2002
                                                    --------      --------        --------        --------
Net income (loss)
  As reported.................................      $ 2,832       $(1,019)        $ 4,854         $(6,659)
Deduct:
  Total stock-based employee compensation
  expense determined under fair value based
  method for awards granted, modified, or
  settled, net of tax.........................         (225)         (234)           (296)           (469)
                                                    -------       -------         -------         -------
  Pro forma...................................      $ 2,607       $(1,253)        $ 4,558         $(7,128)
                                                    =======       =======         =======         =======
Basic income (loss) per common share
  As reported.................................      $  0.15       $ (0.05)        $  0.25         $ (0.31)
  Pro forma...................................      $  0.13       $ (0.06)        $  0.23         $ (0.33)
Diluted income (loss) per common share
  As reported.................................      $  0.14       $ (0.05)        $  0.23         $ (0.31)
  Pro Forma...................................      $  0.13       $ (0.06)        $  0.22         $ (0.33)

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share are as follows (in thousands):

                                                         (UNAUDITED)                    (UNAUDITED)
                                                        QUARTER ENDED                 SIX MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ----------------------        ------------------------
                                                      2003          2002            2003            2002
                                                    --------      --------        --------        --------
Net income (loss).............................      $ 2,832       $(1,019)        $ 4,854         $(6,659)
                                                    =======       =======         =======         =======
Average outstanding shares of common stock....       19,436        21,323          19,584          21,291
Dilutive effect of Warrants/Employee Stock
  Options.....................................        1,312            --           1,183              --
                                                    -------       -------         -------         -------
Common stock and common stock equivalents.....       20,748        21,323          20,767          21,291
                                                    =======       =======         =======         =======
Basic income (loss) per share.................      $  0.15       $ (0.05)        $  0.25         $ (0.31)
                                                    =======       =======         =======         =======
Diluted income (loss) per share...............      $  0.14       $ (0.05)        $  0.23         $ (0.31)
                                                    =======       =======         =======         =======

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares were approximately 3,396,000 and 3,525,000 for the quarter and six months ended September 30, 2003, respectively. Options and warrants which were excluded from the calculation of diluted earnings per share because the Company reported a net loss during the period were approximately 6,637,00 for the quarter and six months ended September 30, 2002. Inclusion of these options and warrants would be antidilutive.

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

The Company has the following two reportable segments:

* Subscription/Pay-Per-View ("PPV") TV Group -- distributes branded adult entertainment programming networks and Video-on-Demand ("VOD") services through electronic distribution platforms including cable television, C-Band, Direct Broadcast Satellite ("DBS"), and hotels

* Internet Group -- aggregates and resells adult content via the Internet. The Internet Group sells content to monthly subscribers through its broadband site, www.ten.com, partners with third-party gatekeepers for the distribution of www.ten.com, and wholesales pre-packaged content to various webmasters. The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit (loss) is based on income (loss) before minority interest and income taxes. The reportable segments are distinct business units, separately managed with different distribution channels.

The following tables represent financial information by reportable segment (in thousands):

                                                       (UNAUDITED)                        (UNAUDITED)
                                                      QUARTER ENDED                     SIX MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                               ----------------------------       ----------------------------
                                                  2003             2002              2003             2002
                                               -----------      -----------       -----------      -----------
NET SALES
     Subscription/Pay-Per-View TV........        $10,079          $ 7,063           $19,161          $14,094
     Internet Group......................            840            2,217             1,838            4,783
                                                 -------          -------           -------          -------
          Total..........................        $10,919          $ 9,280           $20,999          $18,877
                                                 =======          =======           =======          =======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                       (UNAUDITED)                        (UNAUDITED)
                                                      QUARTER ENDED                     SIX MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                               ----------------------------       ----------------------------
                                                  2003             2002              2003             2002
                                               -----------      -----------       -----------      -----------
SEGMENT PROFIT (LOSS)
     Subscription/Pay-Per-View TV........        $ 4,244          $ 1,373           $ 7,652          $ 2,981
     Internet Group......................           (101)             (72)               31           (4,210)
     Corporate Administration............         (1,310)          (2,320)           (2,827)          (5,430)
                                                 -------          -------           -------          -------
          Total..........................        $ 2,833          $(1,019)          $ 4,856          $(6,659)
                                                 =======          =======           =======          =======
INTEREST INCOME
     Subscription/Pay-Per-View TV........        $    --          $    --           $    --          $    --
     Internet Group......................             --               --                 3                1
     Corporate Administration............              8               20                17               38
                                                 -------          -------           -------          -------
          Total..........................        $     8          $    20           $    20          $    39
                                                 =======          =======           =======          =======
INTEREST EXPENSE
     Subscription/Pay-Per-View TV........        $    29          $    32           $    63          $    68
     Internet Group......................            108               46               154              118
     Corporate Administration............            224              265               454              752
                                                 -------          -------           -------          -------
          Total..........................        $   361          $   343           $   671          $   938
                                                 =======          =======           =======          =======
DEPRECIATION AND AMORTIZATION
     Subscription/Pay-Per-View TV........        $ 1,498          $ 1,431           $ 2,978          $ 2,791
     Internet Group......................             91              299               192            1,081
     Corporate Administration............              5                4                 8                8
                                                 -------          -------           -------          -------
          Total..........................        $ 1,594          $ 1,734           $ 3,178          $ 3,880
                                                 =======          =======           =======          =======

                                                        (UNAUDITED)
                                                       SEPTEMBER 30,    MARCH 31,
                                                           2003           2003
                                                       -------------   -----------
IDENTIFIABLE ASSETS
     Subscription/Pay-Per-View TV..................       $28,101        $28,487
     Internet Group................................         3,397          4,067
     Corporate Administration......................        10,597         22,590
     Eliminations..................................        (5,924)       (20,119)
                                                          -------        -------
          Total....................................       $36,171        $35,025
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

NOTE 4 -- MAJOR CUSTOMER

The Company's major customers (revenues in excess of 10% of total sales) are EchoStar Communications Corporation ("EchoStar") and Time Warner, Inc. ("Time Warner"). EchoStar and Time Warner are included in the Subscription/Pay-Per-View TV Segment. Revenue from Echostar's DISH Network and Time Warner as a percentage of total revenue for each of the quarters and six months ended September 30 is as follows:

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                                    (UNAUDITED)
                                                                 (UNAUDITED)                        SIX MONTHS
                                                                QUARTER ENDED                          ENDED
                                                                SEPTEMBER 30,                      SEPTEMBER 30,
                                                           -----------------------            -----------------------
                                                             2003           2002                2003           2002
                                                           --------       --------            --------       --------
            EchoStar................................         34%            36%                 35%            36%
            Time Warner.............................         15%             6%                 14%             6%

At September 30, 2003 and March 31, 2003, accounts receivable from EchoStar was approximately $3,278,000 and $3,462,000, respectively. At September 30, 2003 and March 31, 2003 accounts receivable from Time Warner was approximately $741,000 and $606,000, respectively. There were no other customers with receivable balances in excess of 10% of consolidated accounts receivable.

The loss of its major customers could have a materially adverse effect on the Company's business, operating results and/or financial condition.

NOTE 5 -- NOTES PAYABLE

During the quarter ended June 30, 2003, the Company entered into a secured loan of $400,000 with an unrelated third party. The loan matures on May 29, 2004, and bears interest at 7.5% per annum payable on a quarterly basis. The loan is secured by 930,000 shares of the Company's common stock. The loan was amended to delete a clause to convert the note into common stock at $0.65 per share on the date of maturity. The Company may repay the note, in whole or part, at any time without premium or penalty.

NOTE 6 -- REDEEMABLE PREFERRED STOCK

During the quarter ended June 30, 2003, the Company issued 2.5 million shares of Class B Redeemable Preferred Stock ("Class B") at $0.81 per share. The proceeds from this offering of $2,000,000 were used to redeem $1.0 million of the Company's Class A Redeemable Preferred Stock and to fund the purchase and subsequent retirement of 2,520,750 shares of New Frontier Media, Inc. common stock as part of the Bonn settlement. The Class B pays dividends at 10% per year payable on a quarterly basis. Shares are subject to mandatory redemption on or before October 2004, at a redemption price of face value plus accrued dividends. Prior to such date and so long as such mandatory redemption obligations have not been discharged in full, no dividends may be paid or declared upon the Common Stock, or on any other capital stock ranking junior to or in parity with such Class B Redeemable Preferred Stock. Under certain circumstances, the Company may redeem the stock, in whole or in part, prior to the mandatory redemption date. The Company is not entitled to issue any class of stock that will in effect reduce the value or security of the Class B Preferred. Each share of preferred shall have the right to vote together with the holders of the Company's Common stock on a one vote per share basis (and not as a separate class) on all matters presented to the holders of the Common Stock.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 7 -- TAXES PAYABLE

No provision for taxes has been made as management believes they will be able to offset net operating losses against any taxable income the Company may have for the year ending March 31, 2004. At March 31, 2003, the Company had a net operating loss carry forward of approximately $13,300,000, which will begin expiring through 2023. During the last three years, issuances and redemptions of stock and other equity instruments have effected ownership changes under Internal Revenue Code Section 382. However, based on the study being performed, management estimates that the amount of projected taxable income will not exceed the estimated net operating losses available under IRC 382.

NOTE 8 -- LITIGATION

During the fiscal quarter ended March 31, 2003, the Company settled its litigation with Edward J. Bonn, a former director of the Company, and Jerry Howard. In connection therewith, Mr. Bonn returned 2.5 million shares of the Company's common stock and received $1.5 million, 150 internet domain names and warrants to purchase 350,000 shares at $1.00 a share. The effect of this transaction was recorded during the quarter ended June 30, 2003, and reduced equity by approximately $2,100,000.

On June 12, 2003, the Company settled its litigation with Pleasure Productions. This litigation related to a complaint filed by the Company on August 3, 1999 in District Court for the city and county of Denver (Colorado Satellite Broadcasting, Inc. et al. vs. Pleasure Licensing LLC, et al., case no 99CV4652) against Pleasure Licensing LLC and Pleasure Productions, Inc. (collectively, "Pleasure"), alleging breach of contract, breach of express warranties, breach of implied warranty of fitness for a particular purposes, and rescission, seeking the return of 700,000 shares of New Frontier Media stock and warrants for an additional 700,000 New Frontier Media shares which were issued to Pleasure in connection with a motion picture licensing agreement. In the settlement, the Company secured the exclusive broadcast rights to 2,000 titles from Pleasure Productions catalog and up to 83 new releases. In addition, Pleasure Productions agreed to the cancellation of 700,000 warrants issued to it in 1999 to purchase New Frontier common stock at $1.12 a share. As a result of the transaction, the Company reduced the carrying value of the underlying assets and equity for an amount that approximates the value of the warrants.

NOTE 9 -- SUBSEQUENT EVENTS

In October 2003, the Company redeemed $500,000 of Class B Redeemable Preferred Stock.

In October 2003, the Company executed an employment contract with TEN's President. The employment contract expires in March 2005.

Commitments under this obligation are as follows:

          YEAR ENDED MARCH 31,
          --------------------
                  2004                           $310,200
                  2005                           $310,200

Additionally, if certain financial criteria are met, an additional $75,000 in bonus could be paid in both fiscal years 2004 and 2005, as well as discretionary bonuses.

In November 2003, the Company redeemed the remaining $1,500,000 of Class B Redeemable Preferred Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. These statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to compete effectively with our primary Cable/ DBS competitor; 2) our ability to retain our major customers which account for 35% and 14% of our total revenue;
3) our ability to compete effectively for quality content with our Subscription/ PPV TV Group's primary competitor; 4) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and
5) our ability to retain our key executives.

The following table reflects the Company's results of operations for the quarters and six months ended September 30, 2003 and 2002.

                             RESULTS OF OPERATIONS

                                                         (IN MILLIONS)                     (IN MILLIONS)
                                                         QUARTER ENDED                   SIX MONTHS ENDED
                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                   -------------------------         -------------------------
                                                     2003             2002             2003             2002
                                                   --------         --------         --------         --------
NET REVENUE
Subscription/Pay-Per-View TV
     Cable/DBS/Hotel.........................       $ 8.4            $ 5.2            $15.6            $10.2
     C-Band..................................         1.7              1.9              3.6              3.9
Internet Group
     Net Membership..........................         0.6              1.5              1.4              3.2
     Sale of Content.........................         0.2              0.3              0.4              0.7
     Sale of Traffic.........................         0.0              0.4              0.0              0.9
                                                    -----            -----            -----            -----
     TOTAL...................................       $10.9            $ 9.3            $21.0            $18.9
                                                    =====            =====            =====            =====
COST OF SALES
Subscription/Pay-Per-View TV.................       $ 4.0            $ 3.5            $ 7.5            $ 6.9
Internet Group...............................         0.3              1.0              0.7              2.8
                                                    -----            -----            -----            -----
     TOTAL...................................       $ 4.3            $ 4.5            $ 8.2            $ 9.7
                                                    =====            =====            =====            =====
OPERATING INCOME (LOSS)
Subscription/Pay-Per-View TV.................       $ 4.3            $ 1.4            $ 7.7            $ 3.0
Internet Group...............................         0.0              0.1              0.1             (0.4)
Restructuring Expense........................        (0.1)            (0.1)            (0.1)            (3.1)
Asset Impairment Expense.....................         0.0              0.0              0.0             (0.5)
Corporate Administration.....................        (1.1)            (2.1)            (2.4)            (4.6)
                                                    -----            -----            -----            -----
     TOTAL...................................       $ 3.1            $(0.7)           $ 5.3            $(5.6)
                                                    =====            =====            =====            =====

NET REVENUE

Net revenue for the Company was $10.9 million and $21.0 million for the quarter and six months ended September 30, 2003, respectively, as compared to $9.3 million and $18.9 million for the quarter and six months ended September 30, 2002, representing increases of 17% and 11%, respectively.

The increase in net revenue for both the quarter and six months ended September 30, 2003 is related to an increase in revenue generated by the Subscription/PPV TV Group. Net revenue generated by the Subscription/PPV TV Group increased to $10.1 million and $19.2 million for the quarter and six months ended September 30, 2003, respectively, as compared to revenue of $7.1 million and $14.1 million for the quarter and six months ended September 30, 2002, respectively, representing increases of 42% and 36%, respectively. This increase in revenue was offset by a decline in revenue generated by the Internet Group. Revenue from the Internet Group decreased to $0.8 million and $1.8 million for the quarter and six months ended September 30, 2003, respectively, as compared to $2.2 million and $4.8 million for the quarter and six months ended September 30, 2002, respectively.

OPERATING INCOME (LOSS)

Operating income for the Company increased to $3.1 million and $5.3 million for the quarter and six months ended September 30, 2003, as compared to operating losses of $0.7 million and $5.6 million for the quarter and six months ended September 30, 2002. The increase in operating income for the Company is related to an increase in operating income generated by the Subscription/PPV TV Group, a decrease in corporate administration expenses, and the elimination of restructuring and impairment expenses incurred by the Internet Group during the six months ended September 30, 2002.

Operating income generated by the Subscription/PPV TV Group increased to $4.3 million and $7.7 million for the quarter and six months ended September 30, 2003, respectively, as compared to $1.4 million and $3.0 million for the quarter and six months ended September 30, 2002, respectively, representing increases of 207% and 157%, respectively. The increase in operating income for the quarter and six months ended September 30, 2003 is related to an increase in gross margins while operating expenses remained relatively flat.

Corporate administration expenses declined to $1.1 million and $2.4 million for the quarter and six months ended September 30, 2003, respectively, from $2.1 million and $4.6 million for the quarter and six months ended September 30, 2002, respectively, representing decreases of 48% for both the quarter and six-month period. The decrease in corporate administration expenses for the quarter and six months ended September 30, 2003 is due primarily to a 93% and 90% decrease in legal fees. Legal fees were higher during the prior fiscal year due to the proxy fight and its associated litigation.

The operating loss for the six months ended September 30, 2002, included a $3.0 million restructuring charge taken during the first quarter of that fiscal year related to relocating the Internet Group's data center facility and a $0.5 asset impairment charge for the write-down of certain Internet Group URLs.

SUBSCRIPTION/PAY-PER-VIEW (PPV) TV GROUP

The Subscription/PPV TV Group rebranded its networks under the TEN* name and logo during the fourth quarter of the fiscal year ended March 31, 2003. Each network (except Pleasure) has the TEN name associated with it. This change was done in an effort to create brand recognition for the TEN name and associate this name with the best adult programming available on Cable and DBS platforms. The networks are now named as follows: Pleasure, TEN, TEN*Clips (formerly ETC), TEN*Xtsy (formerly Extasy), TEN*BluePlus (formerly True Blue), TEN*Max (formerly X-Cubed and XClips), TEN*Blue (launched in January 2003), and TEN*Blox (launched in January 2003). The Subscription/PPV TV Group's VOD service is branded as TEN*On Demand.

The following table outlines the current distribution environment and network households for each network:

                                                 ESTIMATED NETWORK HOUSEHOLDS
                                           -----------------------------------------
                                                        (IN THOUSANDS)
                                               AS OF           AS OF
                                           SEPTEMBER 30,   SEPTEMBER 30,
    NETWORK         DISTRIBUTION METHOD        2003            2002        % CHANGE
    -------         -------------------    -------------   -------------   ---------
Pleasure          Cable/DBS                    8,100           7,600           7%
TEN               Cable/DBS                   13,500           9,400          44%
TEN*Clips         Cable/DBS                   11,900           4,800         148%
Video-On-Demand   Cable                        8,000           3,000         167%
TEN*Blue          Cable                        1,600             N/A          N/A
TEN*Blox          Cable                        1,700             N/A          N/A
TEN*Xtsy          C-band/Cable/DBS             9,400           8,300          13%(1)
TEN*Blue Plus     C-band/Cable                   500             700         -29%(1)
TEN*Max           C-band/Cable                   500             700         -29%(1)
TOTAL NETWORK HOUSEHOLDS                      55,200          34,500

     (1) % change gives effect to a 33% decline in the C-band market's total addressable households. Total addressable C-Band households declined from 0.6 million as of September 30, 2002 to 0.4 million as of September 30, 2003.

     (2) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Subscription/PPV TV Group's channels, since each network represents an incremental revenue stream. The Subscription/ PPV TV Group estimates its unique household distribution as 12.8 million cable homes and 8.8 million DBS homes as of September 30, 2003.

NET REVENUE

Total net revenue for the Subscription/PPV TV Group was $10.1 million for the quarter ended September 30, 2003, representing a 42% increase from $7.1 million for the quarter ended September 30, 2002. Of total net revenue, C-Band net revenue was $1.7 million for the quarter ended September 30, 2003 as compared to $1.9 million for the quarter ended September 30, 2002, representing a decrease of 11%. Revenue from the Group's Cable/DBS/Hotel services was $8.4 million for the quarter ended September 30, 2003 as compared to $5.2 million for the quarter ended September 30, 2002, representing a 62% increase. Revenue from the Group's Cable/DBS/Hotel services is responsible for 83% of the Group's total net revenue for the quarter ended September 30, 2003, as compared to 73% for the quarter ended September 30, 2002.

Total net revenue for the Subscription/PPV TV Group was $19.2 million for the six months ended September 30, 2003, representing a 36% increase from $14.1 million for the six months ended September 30, 2002. Of total net revenue, C-Band net revenue was $3.6 million for the six months ended September 30, 2003 as compared to $3.9 million for the six months ended September 30, 2002, representing a decrease of 8%. Revenue from the Group's Cable/DBS/Hotel services for the six months ended September 30, 2003 was $15.6 million as compared to $10.2 million for the six months ended September 30, 2002, representing an increase of 53%. Revenue from the Group's Cable/DBS/ Hotel services is responsible for 81% of the Group's total net revenue for the six months ended September 30, 2003, as compared to 72% for the six months ended September 30, 2002.

The decrease in C-Band revenue for the quarter and six months ended September 30, 2003 is due to the continued decline of the C-Band market as consumers convert from C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has decreased 33% since September 30, 2002, from 0.6 million addressable subscribers to 0.4 million addressable subscribers as of September 30, 2003. Although the C-Band market has continued to decline, the Subscription/PPV TV Group's C-Band revenue has declined at a much slower rate due to the fact that its only competitor on this platform went out of business during the first quarter of the current fiscal year.

The increase in Cable/DBS/Hotel revenue is a result of an increase in distribution of the Subscription/ PPV TV Group's Video-on Demand ("VOD") service on both cable and hotel platforms. As of September 30, 2003, the Subscription/PPV TV Group provided its VOD service to 8.0 million VOD enabled cable households, representing an increase in cable distribution of 167% year-over-year, as well as to approximately 900,000 hotel rooms in the U.S. and Canada. Revenue from VOD services increased 1152% and 1267% for the quarter and six months ended September 30, 2003, respectively, as a result of new launches, and now represents 39% and 35% of total Cable/DBS/Hotel revenue for the quarter and six months ended September 30, 2003, respectively.

As stated in the Company's Critical Accounting Policies on Revenue Recognition, cable affiliates do not report actual monthly sales for each of their systems to the Subscription/PPV TV Group until 45 - 60 days after each month. This practice requires management to make monthly revenue estimates based on the historical experience for each affiliated system. Historically, any differences between the amounts estimated and the actual amounts have been immaterial due to the overall predictability of pay-per-view revenues.

Since VOD is such a new product, the revenue expected from new VOD cable affiliates can be more difficult to predict. The Subscription/PPV TV Group intends to continue to be conservative in estimating the impact of the rollout of VOD households in individual quarters while continually adjusting our estimates to reflect actual revenue remitted.

COST OF SALES

Cost of sales for the Subscription/PPV TV Group was $4.0 million, or 40% of revenue, for the quarter ended September 30, 2003, as compared to $3.5 million, or 49% of revenue, for the quarter ended September 30, 2002, an increase of 14%. Cost of sales for the Subscription/PPV TV Group was $7.5 million or 39% of revenue for the six months ended September 30, 2003, as compared to $6.9 million or 49% of revenue for the six months ended September 30, 2002, an increase of 9%.

Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, in-house editing and programming, VOD transport costs, amortization of content licenses, and the Subscription/PPV TV Group's in-house call center operations for its C-Band business.

The increase in cost of sales for the quarter and six months is due to: a) an increase in transport costs related to the delivery of VOD content to cable customers and b) the addition of an in-house editing and programming department dedicated to the Group's Blue and Blox networks and to the VOD content provided to On Command. The increase in these costs was offset by a 29% and 22% decrease in quarterly and year-to-date transponder costs and a 26% and 25% quarterly and year-to-date decrease in costs related to the Subscription/PPV TV Group's in-house call center.

OPERATING INCOME

Operating income for the Subscription/PPV TV Group for the quarter ended September 30, 2003 was $4.3 million as compared to operating income of $1.4 million for the quarter ended September 30, 2002, representing an increase of 207%. Operating income for the Subscription/PPV TV Group for the six months ended September 30, 2003 was $7.7 million as compared to operating income of $3.0 million for the six months ended September 30, 2002, representing an increase of 157%.

The increase in operating income for the quarter and six months ended September 30, 2003 is related to an increase in gross margin while operating expenses remained relatively flat. The Subscription/PPV TV Group's gross margin increased from 51% for the quarter and six months ended September 30, 2002 to 60% and 61% for the quarter and six months ended September 30, 2003, respectively.

Operating expenses were 19% and 21% of revenue for the quarter and six months ended September 30, 2003, respectively, as compared to 30% and 29% of revenue for the quarter and six months ended September 30, 2002, respectively. Operating expenses declined 18% and 5% for the quarter and six months ended September 30, 2003. This quarterly and year-to-date decline in operating expenses is primarily related to the Subscription/PPV TV Group's decision during the current fiscal year quarter to no longer market its C-Band services through its open-air barker channel as well as to a decline in trade show expenses incurred for the quarter and six months ended September 30, 2003.

                                 INTERNET GROUP
NET REVENUE

Total net revenue for the Internet Group was $0.8 million for the quarter ended September 30, 2003, as compared to $2.2 million for the quarter ended September 30, 2002, representing a decrease of 64%. Total net revenue for the Internet Group was $1.8 million for the six months ended September 30, 2003, as compared to $4.8 million for the six months ended September 30, 2002, representing a decrease of 63%. The Internet Group's revenue is comprised of membership revenue from its consumer-based web site, revenue from the sale of its content feeds, and revenue from the sale of exit traffic.

Net membership revenue for the Internet Group was $0.6 million and $1.4 million for the quarter and six months ended September 30, 2003, as compared to net membership revenue of $1.5 million and $3.2 million for the quarter and six months ended September 30, 2002, which represents a decrease of 60% and 56%, respectively. The Internet Group has continued to see a decline in its net membership revenue due to the change made to its business model at the end of the prior fiscal year. In addition, as of March 31, 2003, the Internet Group transferred 150 of its domain names to Edward Bonn as part of the settlement of the Company's lawsuit with him. At the same time, the Internet Group merged all of its dial-up web sites (and corresponding members) into its premiere broadband site, www.ten.com. The transfer of these URLs has resulted in a substantial decrease in traffic and, consequently, the number of new monthly members to its site.

The Internet Group advertises its web site on the Subscription/PPV TV Group's networks in order to drive type-in traffic to the site. The Group no longer purchases any traffic from other webmasters. The Internet Group expects to see continued erosion of its recurring membership revenue since the current monthly traffic volume to www.ten.com does not generate enough new monthly sign-ups to offset the churn of its renewing membership base. However, it is important to note that the Internet Group does not consider the monthly membership model to be the focus of its future growth plans.

The Internet Group's current focus for growth is on forming revenue sharing partnerships with third party gatekeepers such as cable companies, hospitality providers, and portals, for the distribution of www.ten.com, whereby it can gain direct access to consumers in search of adult entertainment.

Revenue from the Internet Group's sale of content was $0.2 million and $0.4 million for the quarter and six months ended September 30, 2003, as compared to $0.3 million and $0.7 million for the quarter and six months ended September 30, 2002, representing decreases of 33% and 43%, respectively. This decrease in revenue from the sale of content for the quarter and six months ended September 30, 2003 is due to a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. The continued reluctance on the part of webmasters to pay for content makes this a difficult market segment in which to compete.

Revenue was earned from traffic sales by forwarding exit traffic and traffic from selected vanity domains to affiliate webmaster marketing programs, monetizing foreign traffic via international dialer companies, marketing affiliated webmaster sites through the Internet Group's double opt-in email list, and by directing traffic to its pay-per-click ("PPC") search engine. Revenue from the sale of traffic was $0 for the quarter and six months ended September 30, 2003 respectively, as compared to $0.4 million and $0.9 million for the quarter and six months ended September 30, 2002, respectively. Due to the change in its business model as described above, the Internet Group has ceased all traffic sales activity due to the decline in traffic to its web site.

COST OF SALES

Cost of sales for the Internet Group was $0.3 million, or 38% of revenue for the quarter ended September 30, 2003, as compared to $1.0 million, or 45% of revenue, for the quarter ended September 30, 2002, representing a decrease of 70%. Cost of sales for the Internet Group was $0.7 million, or 39% of revenue for the six months ended September 30, 2003, as compared to $2.8 million, or 58% of revenue, for the six months ended September 30, 2002, representing a decrease of 75%. Cost of sales consists of expenses associated with credit card fees, merchant banking fees, bandwidth, membership acquisition costs (purchase of traffic), web site content costs, and depreciation of assets.

Cost of sales has decreased for the quarter and six months ended September 30, 2003 due to a decline in traffic acquisition costs, bandwidth costs, variable costs related to credit card processing, web site content costs, and a decrease in depreciation and amortization costs related to the Internet Group's data center. The Internet Group relocated its data center functions from Los Angeles to Boulder during the 2003 fiscal year (see "Restructuring Expenses" below). This restructuring resulted in a 72% and 82% decrease in depreciation, amortization, equipment lease, and maintenance costs for the quarter and six months ended September 30, 2003, respectively, due to the write-off of excess equipment and impaired assets.

OPERATING INCOME (LOSS)

Operating income for the Internet Group was $0 for the quarter ended September 30, 2003, as compared to $0.1 million for the quarter ended September 30, 2002. Operating income (loss) for the Internet Group was operating income of $0.1 million for the six months ended September 30, 2003, as compared to an operating loss of $0.4 million for the six months ended September 30, 2002.

The decline in operating income for the quarter ended September 30, 2003 is related to a 64% decline in revenue year-over-year for the quarter that was partially offset by declines in costs of sales and operating expenses. Gross margin improved to 63% for the quarter ended September 30, 2003, as compared to gross margin of 55% for the quarter ended September 30, 2002. Operating expenses declined from $1.1 million for the quarter ended September 30, 2002 to $0.5 million for the quarter ended September 30, 2003, representing a decrease of 55%. The decrease in operating expenses is related to a decrease in payroll, benefits, and other office expenses related to all departments. The Internet Group completed a final restructuring during the fourth quarter of its fiscal year ended March 31, 2003, which resulted in a decrease in sales, marketing, data center and web production personnel.

The increase in operating income for the six months ended September 30, 2003 is related to improved gross margins as a result of the data center restructuring completed during the quarter ended June 30, 2002 and a decrease in operating expenses related to the restructuring completed during the fourth quarter ended March 31, 2003. The effect of these restructurings was to improve the Internet Group's gross margin to 61% for the six months ended September 30, 2003, from 42% for the six months ended September 30, 2002, and to decrease operating expenses by 58% for the six months ended September 30, 2003. Operating expenses declined to $1.0 million for the six months ended September 30, 2003 from $2.4 million for the six months ended September 30, 2002. This decline in operating expenses is related to a decrease in payroll, benefits and other office expenses related to all departments.

                             RESTRUCTURING EXPENSES

During the quarter ended June 30, 2002, the Company adopted a restructuring plan with respect to the Internet Group's data center facility. The Company closed the Internet Group's in-house data center in Sherman Oaks, California and moved its servers, bandwidth and content delivery to the same location as the Subscription/PPV TV Group's digital broadcast facility in Boulder, Colorado. Total restructuring charges of $3.1 million related to this plan were recorded during the six months ended September 30, 2002, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.4 million related to the data center space in Sherman Oaks that the Company is attempting to sublet and $2.6 million of expenses related to excess equipment.

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

During the quarter ended September 30, 2003, the Internet Group incurred $0.1 million in additional restructuring costs related to equipment that had been written off as part of the restructuring charges taken during fiscal years 2002 and 2003. These expenses were primarily related to buyouts and assumptions of leased equipment that were written off in previous years.

                            ASSET IMPAIRMENT CHARGES

During the quarter ended June 30, 2002, the Company recognized impairment losses on certain URLs of approximately $535,000 in connection with the Internet Division. Management identified certain conditions including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to the Company's URLs as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of the Internet business. The Company revised its projections and determined that the projected results would not fully support the future amortization of the URLs associated with Internet business. In accordance with the Company's policy, management assessed the recoverability of the URLs using a cash flow projection based on the remaining amortization period of four years. Based on this projection, the cumulative cash flows over the remaining amortization period were insufficient to fully recover the intangible asset balance, and the Company recorded an impairment charge by writing down the URLs.

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

Corporate administration expenses were $1.1 and $2.1 million for the quarters ended September 30, 2003 and 2002, respectively, representing a decrease of 48%. Corporate administration expenses were $2.4 and $4.6 million for the six months ended September 30, 2003 and 2002, respectively, representing a decrease of 48%.

The decrease in corporate administration expenses for the quarter and six months ended September 30, 2003 is due primarily to a 93% and 90% decrease in legal fees for the quarter and six months ended September 30, 2003, respectively. Legal fees were higher during the prior fiscal year due to the proxy fight and its associated litigation. Legal fees for the six months ended September 30, 2003 included the reimbursement of $166,000 as part of a settlement agreement reached during the first fiscal year quarter.

                        LIQUIDITY AND CAPITAL RESOURCES

For the six months ended September 30, 2003, cash provided by operating activities was $6.3 million. Cash was provided by net income of $4.9 million adjusted for depreciation and amortization of $3.2 million and other non-cash related items. Accounts receivable increased by $1.1 million, prepaid distribution rights related to the licensing of the Company's content increased $1.1 million and accounts payable declined $0.7 million for the period.

Cash used in investing activities was $0.3 million for the six months ended September 30, 2003 and 2002. Cash used in investing activities for the six months ended September 30, 2003 was primarily related to purchases by the Subscription/PPV TV Group of broadcast equipment, including a new broadcast cluster to allow for increased redundancy, encrypting equipment necessary for new cable launches, and increased storage capacity, as well as to upgrades to the Company's technology facility to be completed during the current fiscal year. Cash used in investing activities for the six months ended September 30, 2002 was primarily related to the purchase of software licenses, minor equipment upgrades to the Subscription/PPV TV Group's digital broadcast facility and the purchase of encrypting equipment for new cable launches.

Cash used in financing activities was $2.3 million for the six months ended September 30, 2003 as compared to $0.3 million for the six months ended September 30, 2002. Cash used in financing activities for the six months ended September 30, 2003 is related to $0.7 million paid on the Company's capital lease obligations, the repayment of $3.8 million of the Company's Class A Redeemable Preferred Stock, and the purchase and subsequent retirement of 2.5 million shares of New Frontier Media, Inc. stock acquired from Edward Bonn for $1.5 million as part of the settlement of the Company's lawsuit with him. This use of cash was offset by the issuance of 2.5 million shares of Class B Redeemable Preferred Stock at $0.81 per share, the receipt of $1.3 million in proceeds from the exercise of stock options and warrants, and an increase in net borrowings of $0.4 million.

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

As of September 30, 2003, the Company had fully redeemed its Class A Redeemable Preferred Stock and had $2.0 million of its Class B Redeemable Preferred Stock outstanding. The Class B Redeemable Preferred Stock pays dividends at 10% on a quarterly basis and is redeemable at the Company's option no later than October 2004. The Company redeemed $2.0 million of the Class B Redeemable Preferred Stock after September 30, 2003.

If New Frontier Media were to lose its major customers that account for 35% and 14% of its revenue, its ability to finance its operating requirements would be severely impaired.

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

Interest Rate Sensitivity. As of September 30, 2003, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company's borrowings are at fixed interest rates, limiting the Company's exposure to interest rate risk.

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

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was performed under the supervision and with the participation of the Company's management, including the President and Chief Financial Officer. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's controls and procedures were effective.

Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

                          PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held an annual meeting of its shareholders on August 26, 2003 (the "Annual Meeting").

(b) The Annual Meeting involved the election of directors. The directors elected at the meeting were Michael Weiner, Alan L. Isaacman, Hiram J. Woo, David Nicholas, Melissa Hubbard and Dr. Skender Fani.

(c) Three matters were voted on at the Annual Meeting, as follows:

    (i) The election of six directors to the Board of Directors for the following year and until their successors are elected.

        The votes were cast for this matter as follows:

                                                                                       BROKER
                                       FOR       AGAINST     ABSTAIN     WITHHELD     NON-VOTE
                                    ----------  ----------  ----------  ----------   ----------
   Michael Weiner                   19,795,724         131      68,588    0            0
   Alan L. Isaacman                 19,795,724         131      68,588    0            0
   Hiram J. Woo                     19,795,724         131      68,588    0            0
   David Nicholas                   19,795,724         131      68,588    0            0
   Melissa Hubbard                  19,795,724         131      68,588    0            0
   Dr. Skender Fani                 19,795,724         131      68,588    0            0

    (ii) The approval of an amendment to the Company's Millennium Incentive Stock Option Plan to permit the grant of restricted stock thereunder.

                                                                                    BROKER
                                    FOR       AGAINST     ABSTAIN     WITHHELD     NON-VOTE
                                 ----------  ----------  ----------  ----------   ----------
                                 19,421,137     418,701      24,605    0            0

   (iii) The ratification of the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending March 31, 2004.

The votes were cast for this matter as follows:

                                                                                    BROKER
                                    FOR       AGAINST     ABSTAIN     WITHHELD     NON-VOTE
                                 ----------  ----------  ----------  ----------   ----------
                                 19,830,195      26,912       7,336    0            0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

31.01 Certification by President Michael Weiner pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 Certification by President Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.00 Employment Agreement between Ken Boenish and Colorado Satellite Broadcasting, Inc.

b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          NEW FRONTIER MEDIA, INC.
                                          /s/ Karyn L. Miller
                                          Karyn L. Miller
                                          Chief Financial Officer
                                          (Principal Accounting Officer)
Dated: November 7, 2003