Form 10-Q
period 2003-12-31
NEW FRONTIER MEDIA INC
filed 2004-02-05
CIK 847383

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

For the quarterly period ended December 31, 2003

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

As of January 31, 2004, 22,248,563 shares of Common Stock, par value $.0001, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                            NEW FRONTIER MEDIA, INC.
                                     Index

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
       PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets as of
               December 31, 2003 (Unaudited) and March 31, 2003....          3

               Condensed Consolidated Statements of Operations
               (Unaudited) for the quarter and nine months ended
               December 31, 2003 and 2002..........................          5

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the nine months ended December 31,
               2003 and 2002.......................................          6

               Notes to Consolidated Financial Statements
               (Unaudited).........................................          7

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................         13

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk.........................................         21

       Item 4. Controls and Procedures.............................         21

      PART II. OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K....................         22

       SIGNATURES..................................................         23

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)

                                     ASSETS

                                                                   (UNAUDITED)
                                                                   DECEMBER 31,         MARCH 31,
                                                                       2003               2003
                                                                   ------------         ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................         $12,583             $ 4,264
  Accounts receivable, net of allowance for doubtful
     accounts of $90, respectively..........................           7,013               5,680
  Prepaid expenses..........................................             456                 610
  Other.....................................................             769                 452
                                                                     -------             -------
       TOTAL CURRENT ASSETS.................................          20,821              11,006
                                                                     -------             -------

FURNITURE AND EQUIPMENT, net................................           3,381               3,951
                                                                     -------             -------

OTHER ASSETS:
  Prepaid distribution rights, net..........................          12,067              11,520
  Goodwill..................................................           3,743               3,743
  Other identifiable intangible assets, net.................             420               1,124
  Deposits..................................................             185                 567
  Other.....................................................             619               3,114
                                                                     -------             -------
       TOTAL OTHER ASSETS...................................          17,034              20,068
                                                                     -------             -------
TOTAL ASSETS................................................         $41,236             $35,025
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000S)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   (UNAUDITED)
                                                                   DECEMBER 31,         MARCH 31,
                                                                       2003               2003
                                                                   ------------         ---------
CURRENT LIABILITIES:
  Accounts payable..........................................         $  2,297           $  2,606
  Current portion of obligations under capital leases.......              486                996
  Deferred revenue..........................................            1,282              2,223
  Accrued restructuring expense.............................            1,029              1,304
  Current portion of notes payable..........................            1,170                 --
  Accrued Compensation......................................            1,098                478
  Other accrued liabilities.................................            1,054                747
                                                                     --------           --------
       TOTAL CURRENT LIABILITIES............................            8,416              8,354
                                                                     --------           --------
LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current
     portion................................................              220                465
  Notes payable, net of current portion.....................              360                 --
  Redeemable preferred stock................................               --              3,750
                                                                     --------           --------
       TOTAL LONG-TERM LIABILITIES..........................              580              4,215
                                                                     --------           --------
          TOTAL LIABILITIES.................................            8,996             12,569
                                                                     --------           --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.0001 par value, 50,000,000 shares
     authorized, 21,408,777 and 21,322,816 respectively,
     shares issued and outstanding..........................                2                  2
  Preferred stock, $.10 par value, 5,000,000 shares
     authorized:
     Class A, no shares issued and outstanding..............               --                 --
     Class B, no shares issued and outstanding..............               --                 --
  Additional paid-in capital................................           48,143             45,943
  Accumulated deficit.......................................          (15,905)           (23,489)
                                                                     --------           --------
       TOTAL SHAREHOLDERS' EQUITY...........................           32,240             22,456
                                                                     --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................         $ 41,236           $ 35,025
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000S)

                                                          (UNAUDITED)                    (UNAUDITED)
                                                         QUARTER ENDED                NINE MONTHS ENDED
                                                          DECEMBER 31,                   DECEMBER 31,
                                                     ----------------------         ----------------------
                                                       2003          2002             2003          2002
                                                     --------      --------         --------      --------
SALES, net....................................       $10,779       $ 8,590          $31,778       $ 27,467
COST OF SALES.................................         4,220         4,413           12,407         14,141
                                                     -------       -------          -------       --------
GROSS MARGIN..................................         6,559         4,177           19,371         13,326
                                                     -------       -------          -------       --------
OPERATING EXPENSES:
  Sales and marketing.........................           944         1,449            3,480          4,760
  General and administrative..................         2,609         2,441            7,419         10,203
  Restructuring expense.......................            --          (256)              71          2,927
  Impairment expense..........................            --           805               --          1,341
                                                     -------       -------          -------       --------
       TOTAL OPERATING EXPENSES...............         3,553         4,439           10,970         19,231
                                                     -------       -------          -------       --------
       OPERATING INCOME (LOSS)................         3,006          (262)           8,401         (5,905)
                                                     -------       -------          -------       --------
OTHER INCOME (EXPENSE):
  Interest income.............................            11            13               31             52
  Interest expense............................          (416)         (433)          (1,087)        (1,371)
  Other.......................................           129            --              241           (118)
                                                     -------       -------          -------       --------
       TOTAL OTHER EXPENSE....................          (276)         (420)            (815)        (1,437)
                                                     -------       -------          -------       --------
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME
  TAXES.......................................         2,730          (682)           7,586         (7,342)
  Provision for income taxes..................            --        (5,266)              (2)        (5,266)
                                                     -------       -------          -------       --------
       NET INCOME (LOSS)......................       $ 2,730       $(5,948)         $ 7,584       $(12,608)
                                                     -------       -------          -------       --------
Basic income (loss) per share.................       $   .13       $  (.28)         $   .38       $   (.59)
                                                     =======       =======          =======       ========
Diluted income (loss) per share...............       $   .12       $  (.28)         $   .35       $   (.59)
                                                     =======       =======          =======       ========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                          (UNAUDITED)
                                                                       NINE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                   -------------------------
                                                                     2003             2002
                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................       $  7,584         $(12,608)
    Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
    Warrants issued/amortized for services and financing....            597              581
    Amortization of deferred debt offering costs............            173              268
    Depreciation and amortization...........................          4,814            5,684
    Asset impairment related to restructuring charge........             --            2,554
    Asset impairment........................................             --            1,341
    Other...................................................             39               --
    Write-off of marketable securities available for sale...             90              118
    Deferred income taxes...................................             --            5,251
    (Increase) Decrease in operating assets
         Accounts receivable................................         (1,333)            (495)
         Receivables and prepaid expenses...................            335              359
         Prepaid distribution rights........................         (2,073)          (3,293)
         Other assets.......................................           (247)             397
    Increase (Decrease) in operating liabilities
         Accounts payable...................................            (90)              81
         Deferred revenue, net..............................           (941)            (222)
         Reserve for chargebacks/credits....................            (64)            (281)
         Accrued restructuring cost.........................           (274)            (277)
         Other accrued liabilities..........................          1,047              194
                                                                   --------         --------
             NET CASH PROVIDED BY (USED IN) OPERATING
                ACTIVITIES..................................          9,657             (348)
                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment and furniture.....................           (751)            (493)
                                                                   --------         --------
         NET CASH USED IN INVESTING ACTIVITIES..............           (751)            (493)
                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations...................           (929)          (1,314)
    Repayment of related party notes receivable.............             --                4
    Increase (decrease) in note payable.....................            400           (2,000)
    Increase in debt offering costs.........................             --             (225)
    Proceeds from stock options and warrant exercises.......          4,812              245
    Retirement of stock.....................................         (1,500)              --
    Redemption of redeemable preferred stock................         (5,250)              --
    Issuance of redeemable preferred stock..................          2,000            2,750
    Decrease in other financing activities..................           (120)              --
                                                                   --------         --------
         NET CASH USED IN FINANCING ACTIVITIES..............           (587)            (540)
                                                                   --------         --------
NET INCREASE (DECREASE) IN CASH.............................          8,319           (1,381)
CASH AND CASH EQUIVALENTS, beginning of period..............          4,264            5,798
                                                                   --------         --------
CASH AND CASH EQUIVALENTS, end of period....................       $ 12,583         $  4,417
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

The results of operations for the nine-month period ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

BUSINESS

New Frontier Media, Inc. ("New Frontier Media"), is a publicly traded holding company for its operating subsidiaries. Colorado Satellite Broadcasting, Inc. ("CSB"), d/b/a The Erotic Networks, ("TEN") is a leading provider of adult programming to multi-channel television providers and low-powered direct-to-home households. Through its networks Pleasure, TEN, TEN Clips, TEN Xtsy, TEN Blue, TEN Blox and TEN Max, TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult consumers.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. The Company adopted this pronouncement on April 1, 2003. Upon adoption of SFAS No. 150 the Company reclassified its Redeemable Preferred Stock as a liability.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income (loss), and net income (loss) per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the quarters and nine months ended December 31, 2003 and 2002 is as follows (in thousands, except share data):

                                                        (UNAUDITED)                    (UNAUDITED)
                                                       QUARTER ENDED                NINE MONTHS ENDED
                                                        DECEMBER 31,                   DECEMBER 31,
                                                   ----------------------        ------------------------
                                                     2003          2002            2003            2002
                                                   --------      --------        --------        --------
Net income (loss)
  As reported................................      $ 2,730       $(5,948)        $ 7,584         $(12,608)
Deduct:
  Total stock-based employee compensation
  expense determined under fair value based
  method for awards granted, modified, or
  settled, net of tax........................         (322)         (234)           (618)            (703)
                                                   -------       -------         -------         --------
  Pro forma..................................      $ 2,408       $(6,182)        $ 6,966         $(13,311)
                                                   =======       =======         =======         ========
Basic income (loss) per common share
  As reported................................      $   .13       $ (0.28)        $   .38         $  (0.59)
  Pro forma..................................      $   .12       $ (0.29)        $   .35         $  (0.62)
Diluted income (loss) per common share
  As reported................................      $   .12       $ (0.28)        $   .35         $  (0.59)
  Pro Forma..................................      $   .11       $ (0.29)        $   .32         $  (0.62)

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share are as follows (in thousands):

                                                        (UNAUDITED)                    (UNAUDITED)
                                                       QUARTER ENDED                NINE MONTHS ENDED
                                                        DECEMBER 31,                   DECEMBER 31,
                                                   ----------------------        ------------------------
                                                     2003          2002            2003            2002
                                                   --------      --------        --------        --------
Net income (loss)............................      $ 2,730       $(5,948)        $ 7,584         $(12,608)
                                                   =======       =======         =======         ========
Average outstanding shares of common stock...       20,603        21,323          19,998           21,302
Dilutive effect of Warrants/Employee Stock
  Options....................................        1,987            --           1,708               --
                                                   -------       -------         -------         --------
Common stock and common stock equivalents....       22,590        21,323          21,706           21,302
                                                   =======       =======         =======         ========
Basic income (loss) per share................      $   .13       $ (0.28)        $   .38         $  (0.59)
                                                   =======       =======         =======         ========
Diluted income (loss) per share..............      $   .12       $ (0.28)        $   .35         $  (0.59)
                                                   =======       =======         =======         ========

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares were approximately 485,750 and 632,750 for the quarter and nine months ended December 31, 2003, respectively. Options and warrants which were excluded from the calculation of diluted earnings per share because the Company reported a net loss were approximately 7,356,000 for the quarter and nine months ended December 31, 2002. Inclusion of these options and warrants would be antidilutive.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The following tables represent financial information by reportable segment (in thousands):

                                                       (UNAUDITED)                        (UNAUDITED)
                                                      QUARTER ENDED                    NINE MONTHS ENDED
                                                       DECEMBER 31,                       DECEMBER 31,
                                               ----------------------------       ----------------------------
                                                  2003             2002              2003             2002
                                               -----------      -----------       -----------      -----------
NET SALES
     Subscription/Pay-Per-View TV........        $10,025          $ 6,806           $29,186          $20,900
     Internet Group......................            754            1,784             2,592            6,567
                                                 -------          -------           -------          -------
          Total..........................        $10,779          $ 8,590           $31,778          $27,467
                                                 =======          =======           =======          =======
SEGMENT PROFIT (LOSS)
     Subscription/Pay-Per-View TV........        $ 4,299          $ 1,369           $11,951          $ 4,350
     Internet Group......................             71             (541)              102           (4,751)
     Corporate Administration............         (1,640)          (1,510)           (4,467)          (6,941)
                                                 -------          -------           -------          -------
          Total..........................        $ 2,730          $  (682)          $ 7,586          $(7,342)
                                                 =======          =======           =======          =======
INTEREST INCOME
     Subscription/Pay-Per-View TV........        $    --          $    --           $    --          $    --
     Internet Group......................             --               --                 3                1
     Corporate Administration............             11               13                28               51
                                                 -------          -------           -------          -------
          Total..........................        $    11          $    13           $    31          $    52
                                                 =======          =======           =======          =======
INTEREST EXPENSE
     Subscription/Pay-Per-View TV........        $    22          $    40           $    85          $   108
     Internet Group......................             16              129               170              247
     Corporate Administration............            378              264               832            1,016
                                                 -------          -------           -------          -------
          Total..........................        $   416          $   433           $ 1,087          $ 1,371
                                                 =======          =======           =======          =======
DEPRECIATION AND AMORTIZATION
     Subscription/Pay-Per-View TV........        $ 1,544          $ 1,485           $ 4,527          $ 4,276
     Internet Group......................             89              317               276            1,398
     Corporate Administration............              3                2                11               10
                                                 -------          -------           -------          -------
          Total..........................        $ 1,636          $ 1,804           $ 4,814          $ 5,684
                                                 =======          =======           =======          =======

                                                       (UNAUDITED)
                                                       DECEMBER 31,    MARCH 31,
                                                           2003          2003
                                                       ------------   -----------
IDENTIFIABLE ASSETS
     Subscription/Pay-Per-View TV..................      $32,437        $28,487
     Internet Group................................        3,305          4,067
     Corporate Administration......................       15,340         22,590
     Eliminations..................................       (9,846)       (20,119)
                                                         -------        -------
          Total....................................      $41,236        $35,025
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

NOTE 4 -- MAJOR CUSTOMER

The Company's major customers (revenues in excess of 10% of total sales) are EchoStar Communications Corporation ("EchoStar") and Time Warner Cable ("Time Warner"). EchoStar and

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Time Warner are included in the Subscription/Pay-Per-View TV Segment. Revenue from Echostar's DISH Network and Time Warner as a percentage of total revenue for each of the quarters and nine months ended December 31, is as follows:

                                                                                                    (UNAUDITED)
                                                                 (UNAUDITED)                        NINE MONTHS
                                                                QUARTER ENDED                          ENDED
                                                                DECEMBER 31,                       DECEMBER 31,
                                                           -----------------------            -----------------------
                                                             2003           2002                2003           2002
                                                           --------       --------            --------       --------
            EchoStar................................         34%            36%                 34%            36%
            Time Warner.............................         17%             8%                 15%             7%

At December 31, 2003 and March 31, 2003, accounts receivable from EchoStar was approximately $3,653,000 and $3,462,000, respectively. At December 31, 2003 and March 31, 2003 accounts receivable from Time Warner was approximately $1,130,000 and $606,000, respectively.

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

During the quarter ended December 31, 2003, the Company entered into a loan of $500,000 with an unrelated third party. The loan matures in October 2004 and bears interest at 5% per annum payable on a quarterly basis.

NOTE 6 -- REDEEMABLE PREFERRED STOCK

During the quarter ended June 30, 2003, the Company issued 2.5 million shares of Class B Redeemable Preferred Stock ("Class B") at $0.81 per share. The proceeds from this offering of $2,000,000 were used to redeem $1.0 million of the Company's Class A Redeemable Preferred Stock and to fund the purchase and subsequent retirement of 2,520,750 shares of New Frontier Media, Inc. common stock as part of the Bonn settlement. During the quarter ended December 31, 2003, the Company redeemed all outstanding class B Redeemable Preferred Stock. The Class B paid dividends at 10% per year payable on a quarterly basis.

NOTE 7 -- TAXES PAYABLE

No provision for taxes has been made as management believes they will be able to offset net operating losses against any taxable income the Company may have for the year ending March 31, 2004. At March 31, 2003, the Company had a net operating loss carry forward of approximately $11,300,000, which will begin expiring through 2023. During the last three years, issuances and redemptions of stock and other equity instruments have effected ownership changes under Internal Revenue Code Section 382. However, based on a study performed to analyze ownership changes, management estimates that the amount of projected taxable income will not exceed the estimated net operating losses available under IRC 382.

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

NOTE 9 -- SUBSEQUENT EVENTS

In January 2004, the Board unanimously voted Michael Weiner to Chief Executive Officer. Mr. Weiner had been appointed to the office of President of New Frontier Media, Inc. on February 14, 2003, after the resignation of its former CEO. Mr. Weiner previously held the title of Executive Vice President since the Company's inception.

In January 2004, the Board unanimously voted to extend the employment contracts of Michael Weiner, Chief Executive Officer and Ken Boenish, TEN President, for one year, to March 31, 2006; and Karyn Miller, Chief Financial Officer, for two years, to March 31, 2006. The annual compensation of each officer remains unchanged.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. These statements are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to compete effectively with our primary Cable/ DBS competitor; 2) our ability to retain our major customers which account for 34% and 15%, respectively, of our total revenue; 3) our ability to compete effectively for quality content; 4) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; 5) our ability to compete effectively with new competitors in the PPV or VOD space; and 6) our ability to retain our key executives.The following table reflects the Company's results of operations for the quarters and nine months ended December 31, 2003 and 2002.

                             RESULTS OF OPERATIONS

                                                         (IN MILLIONS)                     (IN MILLIONS)
                                                         QUARTER ENDED                   NINE MONTHS ENDED
                                                         DECEMBER 31,                      DECEMBER 31,
                                                   -------------------------         -------------------------
                                                     2003             2002             2003             2002
                                                   --------         --------         --------         --------
NET REVENUE
Subscription/Pay-Per-View TV
     Cable/DBS/Hotel.........................       $ 8.6            $ 5.0            $24.2            $15.3
     C-Band..................................         1.4              1.8              5.0              5.6
Internet Group
     Net Membership..........................         0.7              1.2              2.1              4.4
     Sale of Content.........................         0.1              0.3              0.5              1.0
     Sale of Traffic.........................         0.0              0.3              0.0              1.2
                                                    -----            -----            -----            -----
     TOTAL...................................       $10.8            $ 8.6            $31.8            $27.5
                                                    =====            =====            =====            =====
COST OF SALES
Subscription/Pay-Per-View TV.................       $ 3.9            $ 3.6            $11.4            $10.5
Internet Group...............................         0.3              0.8              1.0              3.6
                                                    -----            -----            -----            -----
     TOTAL...................................       $ 4.2            $ 4.4            $12.4            $14.1
                                                    =====            =====            =====            =====
OPERATING INCOME (LOSS)
Subscription/Pay-Per-View TV.................       $ 4.3            $ 1.4            $12.0            $ 4.4
Internet Group...............................         0.0              0.2              0.2             (0.2)
Restructuring Expense........................         0.0              0.2             (0.1)            (2.9)
Asset Impairment Expense.....................         0.0             (0.8)             0.0             (1.3)
Corporate Administration.....................        (1.3)            (1.3)            (3.7)            (5.9)
                                                    -----            -----            -----            -----
     TOTAL...................................       $ 3.0            $(0.3)           $ 8.4            $(5.9)
                                                    =====            =====            =====            =====

EXECUTIVE SUMMARY

The Company continues to operate its business through two segments:
Subscription/PPV TV and Internet. The Company's core business is its Subscription/PPV TV business, which is focused on the distribution of its eight pay-per-view networks and its Video-on-Demand ("VOD") service to cable and direct broadcast satellite ("DBS") providers. In addition, the Subscription/PPV TV Group has had success in delivering its VOD service to hotel rooms through its current distribution arrangement with On Command Corporation ("On Command"). The Subscription/PPV TV Group earns a percentage of revenue on each pay-per-view, subscription, or VOD transaction for its services. Revenue growth occurs as the Subscription/PPV TV Group launches its services to new cable or DBS providers, experiences growth in subscribers of its currently distributed services, launches additional services to its existing cable/DBS partners, or experiences new and existing subscriber growth for its VOD service.

VOD has become a significant contributor to the Company's revenue mix during the current fiscal year as cable operators have upgraded their systems to deliver content in this manner. The Subscription/PPV TV Group now delivers VOD content to 8.9 million cable network households as compared to 4.9 million a year ago, as well as to 900,000 hotel rooms through its distribution arrangement with On Command. The Company expects growth in its home VOD revenue as cable operators continue to upgrade their systems to allow for the delivery of VOD content. VOD is delivered in a digital, cable environment. Currently, per the National Cable and Telecommunications Association, there are 21.5 million digital cable households in the U.S., of which, we estimate, 10.0 million are VOD enabled. Growth in our VOD revenue generated through the hospitality industry will depend upon an increase in business traveler occupancy rates, the addition of new hotel rooms served by On Command, and our ability to launch our VOD content on the platforms of other providers of in-room entertainment to the hospitality industry.

In addition to the growth in VOD, the Company has experienced a growing acceptance for its partially-edited services. The Subscription/PPV TV Group launched two new partially-edited services in January 2003 to respond to this change. Accordingly, we are seeing a shift in our distribution away from our most-edited service -- Pleasure -- as more cable operators choose to launch our partially-edited services -- TEN, Clips, Blue and Blox.

To date, the focus of the Subscription/PPV TV Group has been on the distribution of its services to Cable, DBS and Hotel platforms in the U.S. market only.

The Internet segment continues to experience an erosion in its revenue as we shift away from our consumer, dial-up website business and move towards forming revenue sharing partnerships with third party gatekeepers such as cable companies, hospitality providers like On Command, and portals for the distribution of www.ten.com, whereby we can gain direct access to consumers in search of high-quality adult entertainment. We have completed one such agreement with On Command for the distribution of www.ten.com through their digitally wired hotel rooms, and we expect to create additional revenue sharing arrangements in the near-term with select cable operators. The success we achieve with these cable operators will dictate the revenue potential for this segment in the longer term and will serve as justification for larger MSO's to adopt this business model.

SUBSCRIPTION/PAY-PER-VIEW (PPV) TV GROUP

The Subscription/PPV TV Group re-branded its networks under the TEN* name and logo during the fourth quarter of the fiscal year ended March 31, 2003. Each network (except Pleasure) has the TEN name associated with it. This change was done in an effort to create brand recognition for the TEN name and associate this name with the best adult programming available on Cable, DBS and Hotel platforms. The networks are now named as follows: Pleasure, TEN, TEN*Clips (formerly ETC), TEN*Xtsy (formerly Extasy), TEN*BluePlus (formerly True Blue), TEN*Max (formerly X-Cubed and XClips), TEN*Blue (launched in January 2003), and TEN*Blox (launched in January 2003). The Subscription/PPV TV Group's VOD service is branded as TEN*On Demand.

The following table outlines the current distribution environment and network households for each network:

                                                ESTIMATED NETWORK HOUSEHOLDS
                                           ---------------------------------------
                                                       (IN THOUSANDS)
                                              AS OF          AS OF
                                           DECEMBER 31,   DECEMBER 31,
    NETWORK         DISTRIBUTION METHOD        2003           2002       % CHANGE
    -------         -------------------    ------------   ------------   ---------
Pleasure          Cable/DBS                    7,700          7,800          1%
TEN               Cable/DBS                   14,200         10,000         42%
TEN*Clips         Cable/DBS                   12,600          5,000        152%
Video-On-Demand   Cable                        8,900          4,900         82%
TEN*Blue          Cable                        2,000            N/A         N/A
TEN*Blox          Cable                        2,300            N/A         N/A
TEN*Xtsy          C-band/Cable/DBS             9,400          8,700          8%(1)
TEN*Blue Plus     C-band/Cable                   500            660        (24%)(1)
TEN*Max           C-band/Cable                   500            660        (24%)(1)
                                              ------         ------
TOTAL NETWORK HOUSEHOLDS                      58,100         37,720
                                              ======         ======

     (1) % change gives effect to a 27% decline in the C-band market's total addressable households. Total addressable C-Band households declined from 590,000 as of December 31, 2002 to 428,000 as of December 31, 2003.

     (2) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Subscription/PPV TV Group's channels, since each network represents an incremental revenue stream. The Subscription/ PPV TV Group estimates its unique household distribution as 13.1 million cable homes and 8.8 million DBS homes as of December 31, 2003.

NET REVENUE

Total net revenue for the Subscription/PPV TV Group was $10.0 million for the quarter ended December 31, 2003 as compared to $6.8 million for the quarter ended December 31, 2002, representing an increase of 47%. Of total net revenue, C-Band net revenue was $1.4 million for the quarter ended December 31, 2003, as compared to $1.8 million for the quarter ended December 31, 2002, representing a decrease of 22%. Revenue from the Group's Cable/DBS/Hotel services was $8.6 million for the quarter ended December 31, 2003, as compared to $5.0 million for the quarter ended December 31, 2002, representing an increase of 72%. Revenue from the Group's Cable/DBS/Hotel services is responsible for 86% of the Group's total net revenue as compared to 74% of the Group's total net revenue for the quarter ended December 31, 2002.

Total net revenue for the Subscription/PPV TV Group was $29.2 million for the nine months ended December 31, 2003, as compared to $20.9 million for the nine months ended December 31, 2002, representing a 40% increase. Of total net revenue, C-Band net revenue was $5.0 million for the nine months ended December 31, 2003, as compared to $5.6 million for the nine months ended December 31, 2002, representing a decrease of 11%. Revenue from the Group's Cable/DBS/Hotel services was $24.2 million for the nine months ended December 31, 2003, as compared to $15.3 million for the nine months ended December 31, 2002, representing an increase of 58%. Revenue from the Group's Cable/ DBS/Hotel services is responsible for 83% of the Group's total net revenue for the nine months ended December 31, 2003, as compared to 73% of the Group's total net revenue for the nine months ended December 31, 2002.

The quarterly and year-to-date increase in Cable/DBS/Hotel revenue is a result of 1) the growth in the distribution of its Video-on-Demand ("VOD") service on both cable and hotel platforms and 2) an increase in the distribution of the Subscription/PPV TV Group's partially-edited services on cable platforms.

VOD revenue contributed to 72% and 85% of the increase in Cable/DBS/Hotel revenue for the quarter and nine months ended December 31, 2003. The Subscription/PPV TV Group currently provides its VOD service to 8.9 million VOD enabled cable households, representing an 82% increase from the same period a year ago, as well as to 900,000 hotel rooms in the U.S. through its distribution agreement with On Command. Revenue from the Subscription/PPV TV Group's VOD service currently represents 37% and 36% of total Cable/DBS/Hotel revenue for the quarter and nine months ended December 31, 2003, up from 9% and 7% for the quarter and nine months ended December 31, 2002.

Growth in the distribution of this service has come as large multiple system operators ("MSOs") like Time Warner Cable and Comcast Corporation have aggressively upgraded their systems to serve the VOD market. Currently, the Subscription/PPV TV Group is the sole provider of adult VOD content to these two MSOs, which account for 6.4 million of the current 8.9 million VOD households. Growth is expected to continue in this market as MSOs complete the necessary upgrades to their digital plants in order to provide VOD service to their customers. In addition, the Subscription/PPV TV Group expects MSOs to increase the storage capacity of their VOD servers during the next twelve months, which should allow for the amount of VOD programming currently provided by the Group to be expanded beyond its current 60 hours.

As stated in the Company's Critical Accounting Policies on Revenue Recognition, cable affiliates do not report actual monthly sales for each of their systems to the Subscription/PPV TV Group until 45 - 60 days (and sometimes longer) after each month end. This practice requires management to make monthly revenue estimates based on the historical experience for each affiliated system. Historically, any differences between the amounts estimated and the actual amounts received have been immaterial due to the overall predictability of pay-per-view revenues.

Since VOD is such a new service, the revenue expected from new VOD cable affiliates can be more difficult to predict. The Subscription/PPV TV Group believes it is conservative in estimating the impact of the rollout of VOD households in individual quarters, and it continually adjusts estimates to reflect actual revenue remitted.

As of December 31, 2003, the Subscription/PPV TV Group provided its pay-per-view services to 48 million network households, up 55% from 31 million network households a year ago. The Subscription/PPV TV Group has seen a growing acceptance by its consumer base for its partially-edited services, which it views as a positive development given the higher buy rates associated with such programming. This growing acceptance prompted the Subscription/PPV TV Group to launch two new partially-edited services in January 2003. These two new services, TEN*Blue and TEN*Blox, plus the Group's legacy partially-edited services, TEN and TEN*Clips, are now distributed to 31.1 million network households, up from 15 million network households a year ago. Revenue from the Subscription/PPV TV Group's partially-edited services, distributed on both Cable and DBS platforms, increased 58% and 37% for the quarter and nine months ended December 31, 2003 from the same periods a year ago.

The decrease in C-Band revenue for the quarter and nine months ended December 31, 2003 is due to the continued decline of the C-Band market as consumers convert from C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has decreased 27% since December 31, 2002, from 590,000 addressable subscribers to 428,000 addressable subscribers as of December 31, 2003. The Subscription/PPV TV Group experienced a decline in subscriptions to its three C-Band networks of 17% during this same period. Although the C-Band market has continued to decline, the Subscription/PPV TV Group's C-Band revenue has declined at a much slower rate due to the fact that its only competitor on this platform went out of business during the first quarter of the current fiscal year. Providing service to the C-Band market continues to be profitable for the Subscription/PPV TV Group with margins of approximately 42%. This market will continue to be monitored closely and when margins erode to an unacceptable level, which the Subscription/PPV TV Group anticipates will be within the next 12 - 15 months, its services will be discontinued. The Subscription/PPV TV Group will be discontinuing one of its C-Band services (TEN*BluePlus) during the fourth quarter of its fiscal year ended March 31, 2004. The Group will continue to sell its two remaining C-Band services for the same subscription price as it is currently selling three services, so it does not anticipate any additional degradation in its revenue because of this decision.

COST OF SALES

Cost of sales for the Subscription/PPV TV Group was $3.9 million, or 39% of revenue for the quarter ended December 31, 2003, as compared to $3.6 million, or 53% of revenue, for the quarter ended December 31, 2002, representing an increase of 8%. Cost of sales for the Subscription/PPV TV Group was $11.4 million, or 39% of revenue for the nine months ended December 31, 2003, as compared to $10.5 million or 50% of revenue for the nine months ended December 31, 2002, representing an increase of 9%.

Cost of sales consists of expenses associated with broadcast playout, satellite uplinking, satellite transponder leases, programming acquisition costs, in-house editing and programming costs, VOD transport costs, amortization of content licenses, and the Subscription/PPV TV Group's in-house call center for its C-Band business.

The increase in cost of sales for the quarter and nine months is due to: a) an increase in transport costs related to the delivery of VOD content to cable customers, b) the addition of an in-house editing and programming department dedicated to the new partially-edited services and the VOD content provided to On Command, and c) an increase in costs related to the hiring of additional broadcast department personnel required to manage the delivery of the Subscription/PPV TV Group's VOD product. The increase in these costs has been partially offset by a 36% quarterly and 28% year-to-date decline in costs associated with the Group's satellite transponder leases and a 25% decline in call center costs for both the quarter and year-to-date.

OPERATING INCOME

Operating income for the Subscription/PPV TV Group was $4.3 million for the quarter ended December 31, 2003, as compared to $1.4 million for the quarter ended December 31, 2002, representing an increase of 207%. Operating income for the Subscription/PPV TV Group for the nine months ended December 31, 2003 was $12.0 million as compared to $4.4 million for the nine months ended December 31, 2002, representing an increase of 173%.

The increase in operating income for the quarter and nine months ended December 31, 2003 is related to an increase in gross margins while operating expenses remained relatively flat. The Subscription/ PPV TV Group's gross margin increased to 61% for the quarter ended December 31, 2003, from 47% for the quarter a year ago. The Group's gross margin increased to 61% for the nine months ended December 31, 2003, from 50% for the nine months ended December 31, 2002.

Operating expenses remained flat at $1.8 million for both quarters ended December 31, 2003 and 2002, while operating expenses for the nine months ended December 31, 2003 declined 3% to $5.8 million from $6.0 million a year ago. Operating expenses as a percentage of revenue declined to 18% of revenue for the quarter ended December 31, 2003 from 26% for the quarter a year ago. Operating expenses as a percentage of revenue declined to 20% for the nine months ended December 31, 2003 from 29% a year ago.

The Subscription/PPV TV Group discontinued the use of its barker channel during the current fiscal year. This barker channel was used to market its C-Band services. The decline in this marketing expense for the quarter and nine months ended December 31, 2003 was offset by an increase in year-over-year commissions paid to the sales team for the launching of the Group's services to new network households and an increase in payroll costs due to the accrual of year-end bonuses.

                                 INTERNET GROUP
NET REVENUE

Total net revenue for the Internet Group was $0.8 million for the quarter ended December 31, 2003, as compared to $1.8 million for the quarter ended December 31, 2002, representing a decrease of 56%. Total net revenue for the Internet Group was $2.6 million for the nine months ended December 31, 2003, as compared to $6.6 million for the nine months ended December 31, 2002, representing a decrease of 61%. The Internet Group's revenue is comprised of membership revenue from its consumer-based web sites, revenue from the sale of its content feeds, and revenue from the sale of exit traffic.

Net membership revenue for the Internet Group was $0.7 million and $2.1 million for the quarter and nine months ended December 31, 2003, as compared to $1.2 million and $4.4 million for the quarter and nine months ended December 31, 2002, representing a decrease of 42% and 52%, respectively. The Internet Group has continued to see a decline in its net membership revenue from the prior fiscal year due to the change made to its business model to no longer purchase traffic from other webmasters. The transfer of 150 domain names to Edward Bonn at March 31, 2003, in settlement of the Company's lawsuit, has also adversely impacted the volume of traffic to the Internet Group's websites. The Internet Group expects to see a continued erosion of its recurring membership revenue since the current monthly traffic to www.ten.com does not generate enough new monthly sign-ups to offset the churn of its renewing membership base. However, it is important to note that the Internet Group does not consider the monthly membership model to be the focus of its future growth plans. Instead, the Internet Group's focus for growth is on forming revenue sharing partnerships with third party gatekeepers such as cable companies, hospitality providers like On Command Corporation, and portals for the distribution of www.ten.com, whereby it can gain direct access to consumers in search of high-quality adult entertainment.

Revenue from the Internet Group's sale of content was $0.1 million and $0.5 million for the quarter and nine months ended December 31, 2003, as compared to $0.3 million and $1.0 million for the quarter and nine months ended December 31, 2002, representing a decrease of 67% and 50%, respectively. The decrease in revenue from the sale of content for the quarter and nine months ended December 31, 2003 is due to a softening in the demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for content that they do purchase. The continued reluctance on the part of webmasters to pay for high-quality adult content makes this a difficult market segment in which to compete.

The Internet Group is no longer actively selling its exit traffic.

COST OF SALES

Cost of sales for the Internet Group was $0.3 million, or 38% of revenue for the quarter ended December 31, 2003, as compared to $0.8 million, or 44% of revenue, for the quarter ended December 31, 2002, representing a decrease of 63%. Cost of sales for the Internet Group was $1.0 million or 38% of revenue for the nine months ended December 31, 2003, as compared to $3.6 million, or 55% of revenue, for the nine months ended December 31, 2002, representing a decrease of 72%. Cost of sales consists of expenses associated with credit card fees, merchant banking fees, bandwidth, membership acquisition costs (purchase of traffic), web site content costs, and depreciation of assets.

Cost of sales has decreased for the quarter and nine months ended December 31, 2003 due to a decline in bandwidth costs, a decrease in variable costs related to credit card processing, and a decrease in operating costs related to the Internet Group's data center. The Internet Group relocated its data center functions from Los Angeles to Boulder during the 2003 fiscal year (see "Restructuring Expenses" below). This restructuring resulted in a 74% and 80% decrease in depreciation, amortization, equipment lease and maintenance costs for the quarter and nine months ended December 31, 2003, respectively, due to the write-off of excess equipment and impaired assets.

OPERATING INCOME (LOSS)

Operating income for the Internet Group was $0 and $0.2 million for the quarter and nine months ended December 31, 2003, respectively, as compared to operating income of $0.2 million and an operating loss of $0.2 million for the quarter and nine months ended December 31, 2002, respectively.

The decline in operating income for the quarter ended December 31, 2003 is related to a 56% decline in revenue year-over-year for the quarter that was only partially offset by declines in cost of sales and operating expenses. Gross margins improved to 63% for the quarter ended December 31, 2003 from 56% for the quarter a year ago. Quarterly operating expenses declined from $0.8 million, or 44% of revenue, to $0.5 million, or 63% of revenue, representing a decrease of 38%. This decline in operating expenses is related to a decrease in payroll, benefits and other office expenses for all departments. The Internet Group completed a final restructuring during the fourth quarter of its fiscal year ended March 31, 2003, which resulted in a decrease in sales, marketing, data center and web production personnel.

The increase in operating income for the nine months ended December 31, 2003 is related to improved gross margins as a result of the data center restructuring and to a decrease in operating expenses related to the restructuring completed in the fourth quarter of the fiscal year ended March 31, 2003. The efficiencies obtained through these restructurings more than offset the 61% decline in revenue experienced during the nine months ended December 31, 2003. Gross margin improved to 62% for the nine months ended December 31, 2003 as compared to 45% for the nine months a year ago. Operating expenses for the current nine-month period declined 56% from $3.2 million, or 48% of revenue, to $1.4 million, or 54% of revenue.

                             RESTRUCTURING EXPENSES

During the quarter ended June 30, 2002, the Company adopted a restructuring plan with respect to the Internet Group's data center facility. The Company closed the Internet Group's in-house data center in Sherman Oaks, California and moved its servers, bandwidth and content delivery to the same location as the Subscription/PPV TV Group's digital broadcast facility in Boulder, Colorado. Total restructuring charges of $3.1 million related to this plan were recorded, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.4 million related to the data center space in Sherman Oaks that the Company abandoned and $2.6 million of expenses related to the write-off of excess equipment.

During the quarter ended September 30, 2002, the Internet Group increased the amount of its restructuring expense accrued during the fourth quarter of the prior fiscal year by $0.3 million due to an adjustment to the estimate used in computing the expense related to its excess space. The change in the estimate was related to an extension of the time necessary to sublet the space. Future adjustments to this accrual may be required once a final settlement with respect to the space is reached with the landlord. In addition, the restructuring expense for this same period was decreased by $0.1 million and $0.3 million during the quarters ended September 30 and December 31, 2002, respectively, for a change in the amount estimated for certain payroll related expenses.

During the quarter ended September 30, 2003, the Internet Group incurred $0.1 million in additional restructuring costs related to equipment that had been written off as part of the restructuring charges taken during fiscal years 2002 and 2003. These expenses were primarily related to lease buyouts and assumptions of leased equipment that were written off in previous years.

                            ASSET IMPAIRMENT CHARGES

The Company recognized impairment losses on certain URLs of approximately $535,000 and $805,000 for the quarters ended June 30 and December 31, 2002, respectively, in connection with the Internet Division. Management identified certain conditions including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to the Company's URLs as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of the Internet business. The Company revised its projections and determined that the projected results would not fully support the future amortization of the URLs associated with the Internet business. In accordance with the Company's policy, management assessed the recoverability of the URLs using a cash flow projection based on the remaining amortization period of two to four years. Based on this projection, the cumulative cash flow over the remaining amortization periods was insufficient to fully recover the intangible asset balance, and the Company recorded an impairment charge by writing down the URLs.

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

Corporate administration expenses were $1.3 million for both quarters ended December 31, 2003 and 2002, respectively. Corporate administration expenses were $3.7 million and $5.9 million for the nine months ended December 31, 2003 and 2002, respectively, representing a decrease of 37%.

Corporate administration expenses were flat year-over-year for the quarter due primarily to an increase in accounting/auditing fees and payroll costs related to the accrual of year-end bonuses, which were then offset by a 32% decrease in legal expenses.

The decrease in corporate administration expenses for the nine months ended December 31, 2003 is due primarily to an 82% decrease in legal fees. Legal fees were higher during the prior fiscal year due to the proxy fight and its associated litigation. Legal fees for the nine months ended December 31, 2003 included a reimbursement of $166,000 as part of a settlement reached during the first fiscal year quarter.

                                  INCOME TAXES

At March 31, 2003, the Company had a net operating loss carry forward of approximately $11.3 million, which will begin expiring through 2023. During the last three years, issuances and redemptions of stock and other equity instruments have effected ownership changes under Internal Revenue Code Section
382. However, based on a study performed analyzing these ownership changes, the Company estimates that the amount of projected taxable income will not exceed the estimated net operating losses available under IRC 382 for the current fiscal year. The Company does expect that it will be a taxpayer in its fiscal year ended March 31, 2005.

                        LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended December 31, 2003, cash provided by operating activities was $9.7 million. Cash was provided by net income of $7.6 million adjusted for depreciation and amortization of $4.8 million and other non-cash items of $0.9 million. Accounts receivable increased by $1.3 million from March 31, 2003, as a result of an increase in revenue from the Subscription/PPV TV Group. In addition, the Company's content licensing expenditures were $2.1 million for the nine months ended December 31, 2003.

Cash used in investing activities was $0.8 million for the nine months ended December 31, 2003, compared to cash used in investing activities of $0.5 million for the nine months ended December 31, 2002. Cash used in investing activities for the nine months ended December 31, 2003 related to purchases of broadcast equipment, including a new broadcast cluster to allow for increased redundancy, encrypting equipment necessary for new cable launches, and upgrades to the Company's digital broadcast facility. Cash used in investing activities for the nine months ended December 31, 2002 was primarily related to the purchase of software licenses, minor equipment upgrades to the Subscription/PPV TV Group's digital broadcast facility and the purchase of encrypting equipment for new cable launches.

Cash used in financing activities was $0.6 million for the nine months ended December 31, 2003 as compared to cash used in financing activities of $0.5 million for the nine months ended December 31, 2002. Cash used in financing activities for the nine months ended December 31, 2003 was related to $0.9 million paid on the Company's capital lease obligations, the redemption of $3.8 million of the Company's Class A Redeemable Preferred Stock, and the purchase and subsequent retirement of 2.5 million shares of New Frontier Media, Inc. stock acquired from Edward Bonn for $1.5 million as part of the settlement of the Company's lawsuit with him. This use of cash was offset by the issuance of
2.5 million shares of Class B Redeemable Preferred Stock at $0.81 per share, of which $1.5 million has been subsequently redeemed and $0.5 million of which was converted to a note payable due in October 2004. This note payable accrues interest, payable on a quarterly basis, at 5% per annum. In addition, cash used in financing activities was offset by $4.8 million in proceeds from the exercise of stock options and warrants and an increase in borrowings of $0.4 million.

Current debt outstanding is less than $1.0 million with an average interest rate of 6%. Ongoing interest expense, including interest on capital lease obligations, is expected to be approximately $55,000 per quarter.

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

The Company anticipates capital expenditures of approximately $0.8 million during the fourth quarter of the current fiscal year as we complete the upgrades to our digital broadcast facility in Boulder, CO. This upgrade will ensure that the Company's technological infrastructure is positioned for future growth with proper HVAC, UPS and generator capabilities necessary to support our current state-of-the-art facility. We expect to fund these capital expenditures out of cash flows from operations.

It is important to note that the Company is not a taxpayer for its current fiscal year ended March 31, 2004 due to the anticipated utilization of its net operating losses from prior years. However, we do expect to fully utilizing our available net operating loss during this current fiscal year. Consequently, the Company anticipates paying federal income taxes during its fiscal year ended March 31, 2005, which will require an additional use of cash that we expect to fund out of cash flows from operations.

If we were to lose our major customers that account for 34% and 15%, respectively, of our revenue, our ability to finance our future operating requirements would be severely impaired.

We believe that our existing cash balances and cash generated from operations will be sufficient to satisfy our operating requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of December 31, 2003, the Company had cash in checking and money market accounts. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company's borrowings are at fixed interest rates, limiting the Company's exposure to interest rate risk.

Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities and Exchange ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's controls and procedures were effective.

Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

10.1 Amendment to Employment Agreement between Michael Weiner and New Frontier Media, Inc.

10.2 Amendment to Employment Agreement between Ken Boenish and Colorado Satellite Broadcasting, Inc.

10.3 Amendment to Employment Agreement between Karyn Miller and New Frontier Media, Inc.

31.01 Certification by Chief Executive Officer Michael Weiner pursuant to U.S.C.
      Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 Certification by Chief Executive Officer Michael Weiner pursuant to U.S.C.
      Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02 Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

The Company filed a Form 8-K on December 10, 2003 to announce the adoption of a 10b5-1 Plan by each of its executive officers, Michael Weiner, Ken Boenish and Karyn Miller.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          NEW FRONTIER MEDIA, INC.
                                          /s/ Karyn L. Miller
                                          ------------------------
                                          Karyn L. Miller
                                          Chief Financial Officer
                                          (Principal Accounting Officer)
Dated: February 5, 2004