Form 10-K
period 2004-03-31
NEW FRONTIER MEDIA INC
filed 2004-06-14
CIK 847383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10 -K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                       For the Year Ended March 31, 2004

                        Commission File Number: 0-23697

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: /X/ YES / / NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

Aggregate market value of voting stock held by non-affiliates: $181,007,918 based on 21,729,642 shares at June 9, 2004 held by non-affiliates and the closing price on the NASDAQ National Market on that date which was $8.33.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). / / YES /X/ NO

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $74,127,664

Indicate the number of shares outstanding of each of the registrant's classes of common stock:

21,954,458 common shares were outstanding as of June 9, 2004

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required in response to Part III of Form 10-K is hereby incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant's Annual Meeting of Stockholders to be held in August 2004.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
               FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2004
                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         -----
                                       PART I.

Item 1.   Business....................................................................       3

Item 2.   Properties..................................................................      21

Item 3.   Legal Proceedings...........................................................      22

Item 4.   Submission of Matters to a Vote of Security Holders.........................      22

                                       PART II.

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......      22

Item 6.   Selected Financial Data.....................................................      23

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................      23

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk..................      39

Item 8.   Financial Statements and Supplementary Data.................................      39

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................................      39

Item 9a.  Controls and Procedures.....................................................      39

                                      PART III.

Item 10.  Directors and Executive Officers of the Registrant..........................      40

Item 11.  Executive Compensation......................................................      40

Item 12.  Security Ownership of Certain Beneficial Owners and Management..............      40

Item 13.  Certain relationships and Related Transactions..............................      40

Item 14.  Principal Accountant Fees and Services......................................      41

                                       PART IV.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............      41

SIGNATURES............................................................................      43

Table of Contents to Financial Statements.............................................     F-1

                                    PART I.

ITEM 1. BUSINESS

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

     THIS ANNUAL REPORT ON FORM 10-K AND THE INFORMATION INCORPORATED BY REFERENCE INCLUDES "FORWARD-LOOKING STATEMENTS". THE COMPANY INTENDS FOR THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVE", "EXPECT", "ANTICIPATE", "OPTIMISTIC", "INTEND", "WILL", AND SIMILAR EXPRESSIONS ALSO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. SOME OF THESE RISKS ARE DETAILED IN PART I, ITEM 1 "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K.

     READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

GENERAL

     On February 18, 1998, New Frontier Media, Inc. and its subsidiaries ("New Frontier Media" or "the Company") acquired the adult satellite television assets of Fifth Dimension Communications (Barbados), Inc. and its related entities ("Fifth Dimension"). As a result of the Fifth Dimension acquisition, New Frontier Media, through its wholly owned subsidiary Colorado Satellite Broadcasting, Inc., d/b/a The Erotic Networks, ("TEN") became a leading provider of adult programming to low-powered ("C-Band") direct-to-home ("DTH") households through its networks TEN*Xtsy ("Xtsy") and TEN*Max ("Max"). Subsequent to this purchase, the Company launched five networks targeted specifically to cable television system operators and high-powered DTH satellite service providers (Direct Broadcast Satellite or "DBS"): TEN, Pleasure, TEN*Clips ("Clips"), TEN*Blue ("Blue"), and TEN*Blox ("Blox").

     On October 27, 1999, New Frontier Media completed an acquisition of three related Internet companies: Interactive Gallery, Inc. ("IGallery"), Interactive Telecom Network, Inc. ("ITN") and Card Transactions, Inc. ("CTI"). ITN and CTI are currently inactive subsidiaries.

     New Frontier Media is organized into two reportable segments:

     O Pay TV Group (formerly called Subscription/Pay-Per-View TV Group) -- distributes branded adult entertainment programming via Pay-Per-View ("PPV") networks and Video-on-Demand ("VOD") content through electronic distribution platforms including cable television, DBS, hotels and C-Band

     O Internet Group -- aggregates and resells adult content via the Internet.
       The Internet Group sells content to monthly subscribers through its broadband web site, www.TEN.com, partners with third-party gatekeepers for the distribution of www.TEN.com, and wholesales pre-packaged content to various web masters.

     Information concerning revenue and profit attributable to each of the Company's business segments is found in Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and in Part IV, Item 15 of

"NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.

PAY TV GROUP
INDUSTRY OVERVIEW

     New Frontier Media, through its wholly owned subsidiary TEN (also referred to as "Pay TV Group"), is focused on the distribution of adult entertainment programming through electronic distribution platforms including cable television, DBS, hotels and C-band. Adult entertainment content distribution has evolved over the past twenty-five years from home video platforms (video cassette) to cable television systems and DBS providers, and most recently to the Internet. Cable television operators began offering subscription and PPV adult programming from network providers such as Playboy Enterprises, Inc. ("Playboy") in the early 1980's.

     PPV technology enables cable television operators or satellite providers to sell a block of programming, an individual movie, or an event for a set fee. PPV technology also permits cable television operators or satellite providers to sell the Pay TV Group's programming on a monthly, quarterly, semiannual and annual basis. PPV and VOD programming competes well with other forms of entertainment because of its relatively low price point. Kagan World Media ("Kagan") estimates that adult PPV and VOD revenue generated by cable systems and DBS providers in 2003 was $530 million, representing an increase of 14% from revenues of $465 million generated by the category in 2002. Kagan projects revenues from the adult category to grow to $950 million by the year 2008.

     PPV programming is delivered through any number of delivery methods, including: (a) cable television; (b) DTH to households with large satellite dishes receiving a low-power analog or digital signal (C-Band) or DBS services (such as those currently offered by EchoStar Communications Corporation and DIRECTV Group, Inc.); (c) wireless cable systems; and (d) low speed (dial-up) or broadband Internet connections (i.e., streaming video).

     The Pay TV Group provides programming on both a PPV and subscription basis to home satellite dish viewers through large backyard satellite dishes receiving a low-power analog or digital signal (C-Band). According to General Instrument Corporation's ("GI") Access Control Center reports, the U.S. C-Band market has declined 29% year-to-year, from 534,058 households as of April 2003 to 375,683 as of April 2004.

     The Pay TV Group provides PPV and subscription programming to small dish viewers receiving a high-power digital signal (via DBS providers such as EchoStar Communications Corporation's DISH Network) as well. As of December 31, 2003, EchoStar Communications Corporation ("DISH") and DIRECTV Group, Inc. ("DIRECTV") had 9.425 million and 12.21 million subscribers, respectively, according to public filings made by each company. Kagan estimates that the number of DBS subscribers will grow to 28 million by the year 2008.

     The Pay TV Group also provides its programming on a PPV, subscription and VOD basis through large multiple system operators ("MSOs") and their affiliated cable systems, as well as independent, privately-held cable systems. As of May 2004, the Pay TV Group maintained distribution arrangements with nine of the ten largest domestic cable MSOs which control access to 56.1 million, or 69%, of the total basic cable household market. According to the National Cable and Telecommunications Association ("NCTA"), Cable MSOs delivered service to 73.7 million basic households in the United States as of April 2004. In addition, Kagan indicates that total analog and digital addressable cable service (i.e., basic cable households that have the capability of receiving PPV or subscription services) was provided to 36.0 million households.

     Growth in the PPV market is expected to result in part from cable system upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators have shifted from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows for advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides ("EPG"). The Pay TV Group expects that most of its future cable launches will be on a digital platform.

     According to the NCTA, as of December 2003 more than 30% of U.S. Cable customers, or approximately 22.2 million households, received digital cable service. This represents an increase of 16% over the number of digital subscribers receiving service at the end of 2002 (19.2 million). Kagan estimates that the number of digital cable subscribers will grow to 40.9 million by the year 2008, which will represent a 60% penetration rate.

     Cable operators are also using their upgraded plants to provide their digital customers with VOD services (due to technology constraints, DBS providers are not able to provide VOD service to their customers). VOD is a more advanced form of pay-per-view service which provides a digital video subscriber with the ability to watch movies, TV shows, infomercials, and other content on demand with full VCR functionality, in contrast to watching programs at preset times. The Pay TV Group currently provides programming to over 10.5 million VOD enabled households. Kagan estimates that there were 16.5 million VOD enabled households at the end of 2003 compared to only 7.4 million VOD enabled households at the end of 2002. Kagan projects that there will be 23.3 million VOD enabled households by the end of 2004 and 38.2 million VOD enabled households by the end of 2008.

DESCRIPTION OF NETWORKS

     The Pay TV Group provides seven, 24-hour per day adult programming networks: Pleasure, TEN, TEN*Clips, TEN*Blue, TEN*Blox, TEN*Xtsy, and TEN*Max. The following table outlines the current distribution environment for each service:

                                    TABLE 1
                              SUMMARY OF NETWORKS

                                                        ESTIMATED NETWORK HOUSEHOLDS(3)
                                                     -------------------------------------
                                                                (IN THOUSANDS)
                                                      AS OF         AS OF         AS OF
                                                     MARCH 31,     MARCH 31,     MARCH 31,
       NETWORK              DISTRIBUTION METHOD        2004          2003          2002
----------------------    -----------------------    ---------     ---------     ---------
Pleasure                  Cable                         7,800         8,000         7,500
TEN                       Cable/DBS                    15,200        11,100         8,100
TEN*Clips                 Cable/DBS                    13,700         5,800         3,600
Video-on-Demand           Cable                        10,500         5,300         1,100
TEN*Xtsy(1)               C-band/Cable/DBS             10,000         9,000         7,800
TEN*BluePlus(1)(2)        C-band/Cable                    N/A           570           800
TEN*Max(1)                C-band/Cable                    470           570           800
TEN*Blue                  Cable                         2,500           300           N/A
TEN*Blox                  Cable                         2,800           300           N/A
TOTAL NETWORK HOUSEHOLDS                               62,970        40,940        29,700

Note: "N/A" indicates that network was not launched at that time

(1) TEN*Xtsy, TEN*BluePlus and TEN*Max addressable household numbers include 0.8 million, 0.5 million, and 0.4 million C-Band addressable households for the years ended March 31, 2002, 2003, and 2004 respectively.

(2) The Pay TV Group discontinued providing its TEN*BluePlus network in February 2004.

(3) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group's services, since each service represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as of March 31, 2004 to be 14.3 million cable homes and 9.4 million DBS homes.

TEN* FAMILY OF NETWORKS -- PROGRAMMING STRATEGY

     The TEN* family of networks is designed to be offered together as one cohesive programming package. The counter-programming strategy employed between each of the seven PPV networks and VOD service provides the widest variety of content to the consumer while at the same time supporting an efficient use of TEN's vast content library. Premiere titles are programmed on VOD first and then flow through to the PPV networks. Because TEN does not duplicate titles across its PPV channels or between PPV and VOD in a single month, TEN is able to give consumers access to more unique titles, a wider variety of talent, and a greater variety of studio representation than its competitors. TEN focuses on prime time viewing blocks and programs specific types of content in those blocks to create an appointment-viewing calendar. All networks are counter-programmed to one another creating an even greater level of variety for the consumer with multiple channels. Ultimately, this strategy is responsible for the fact that TEN has
2.65 networks per unique addressable home. Following are individual descriptions of each network.

PLEASURE

     On June 1, 1999, the Pay TV Group launched Pleasure, a 24-hour per day adult network that incorporates the most edited standard available in the category. Pleasure is distributed via cable television operators. Pleasure's programming consists of adult feature-length film and video productions and is programmed to deliver subscription and PPV households up to 21 monthly premiere adult movies with a total of up to 110 adult movies per month. Pleasure was specifically designed to provide adult content programming to operators that have not yet embraced a less inhibited adult programming philosophy and for those operators that wish to use the service to "upsell" subscription or PPV households to a less edited network such as TEN or TEN*Clips. Pleasure is distributed via Cable system operators on either a pay-per-view or pay-per-block basis at prices ranging from $5.95 to $11.95.

TEN

     On August 15, 1998, the Pay TV Group launched TEN, a 24-hour per day adult network that incorporates a partial editing standard targeted to cable television system operators and DBS providers. The Pay TV Group has programmed TEN with feature-length film and video productions that incorporate less editing than traditional cable adult premium networks. TEN is distributed via Cable system operators and DBS providers on either a pay-per-view or pay-per-block basis at retail prices ranging from $7.95 to $11.95 and on a monthly subscription basis for $24.95.

     TEN offers a diverse programming mix with movies and specials that appeal to a wide variety of tastes and interests. TEN offers subscription and PPV households up to 21 monthly premiere adult movies and up to 110 total adult movies per month. TEN was developed to capitalize on the number of cable operators/DBS providers now willing to carry partially edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers. New Frontier Media believes the growing market acceptance of partially edited programming is due, in large part, to the higher buy rates (the theoretical percentage of network households ordering one PPV movie, program or event in a month) achieved for cable system operators/DBS providers as compared to network programming that incorporates the most edited adult programming.

TEN*CLIPS

The Pay TV Group launched TEN*Clips on May 17, 2000. The unique formatting of this network provides for thematically organized clips that are compiled into 90-minute blocks of programming in order to provide more variety in a single viewing block and encourage appointment viewing by the PPV adult consumer. Through the Pay TV Group's proprietary database technology, approximately eight scenes are organized thematically and programmed into one 90-minute block. TEN*Clips delivers 240 unique thematic blocks with over 500 different adult film scenes during a typical month. This "clips" format is the most differentiated service in the adult category and consistently generates higher buy rates than feature-driven adult services. TEN*Clips is distributed via Cable system operators and DBS providers on a pay-per-view and pay-per-block basis at retail prices ranging from $7.95 to $11.95 and on a monthly subscription basis for $24.95.

TEN*BLUE

     TEN*Blue was launched on January 1, 2003 as the Pay TV Group's newest, partially edited network. This network is programmed to deliver up to 110 movies each month. TEN*Blue offers adult consumers feature-length amateur, ethnic, and urban content. TEN*Blue was developed to capitalize on the number of cable operators/DBS providers now willing to carry partially edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers. Additionally, TEN*Blue was designed specifically to achieve broader market acceptance by appealing to people with different ethnic backgrounds and interests. TEN*Blue is distributed via Cable system operators on a PPV or pay-per-block basis at retail prices ranging from $7.95 to $11.95.

TEN*BLOX

     TEN*Blox was launched on January 1, 2003 as the Pay TV Group's newest, partially edited "clips" network (similar in formatting to TEN*Clips). This network is programmed to compliment TEN*Blue by utilizing thematically organized clips from the network's amateur, ethnic, and urban feature-length programs. TEN*Blox was developed to capitalize on the number of cable operators/ DBS providers now willing to carry partially edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers. Additionally, TEN*Blox was designed specifically to achieve broader market acceptance by appealing to people with different ethnic backgrounds and interests. TEN*Blox is distributed via Cable system operators on a pay-per-view or pay-per-block basis at retail prices ranging from $7.95 to $11.95.

TEN*ON DEMAND (VIDEO-ON-DEMAND)

     TEN*On Demand is the brand under which the Pay TV Group delivers its VOD service. This service is available to Cable operators in each of the Pay TV Group's three editing standards. TEN*On Demand is provided to Cable operators as a "kit" of adult content with 5 - 40 titles in each kit. Content is refreshed on a monthly basis and provides for a 30-day early release window to the PPV services. Accordingly, there is no duplication of content between the PPV networks and the VOD content in any one month. TEN*On Demand is distributed via Cable operators on a per-movie basis at retail prices ranging from $5.95 to $11.95.

     In addition, the Pay TV Group provides its TEN*On Demand service to On Command Corporation ("On Command"), the leading provider of in-room interactive entertainment for the hotel industry and its guests. The Pay TV Group provides up to 14 titles a month to On Command's 895,000 VOD enabled hotel rooms in four different editing formats.

TEN*XTSY

     TEN*Xtsy's programming consists of feature-length adult film and video productions and is programmed with up to 21 monthly premieres and 130 adult movies per month. TEN*Xtsy's programming is "least edited", which is similar to the editing standard employed in the home video market. The network offers a diverse programming mix with movies and specials that appeal to a wide variety of tastes and interests. TEN*Xtsy is distributed via C-band DTH, Cable system operators and DBS providers. Cable operators and DBS providers distribute TEN*Xtsy on a pay-per-view or pay-per block basis at retail prices ranging from $8.95 to $11.95 and on a monthly subscription basis for $27.99.

     TEN*Xtsy had 43,360, 34,618 and 23,580 active C-Band subscriptions as of March 31, 2002, 2003 and 2004, respectively. C-Band retail prices range from $24.99 to $81.99 for monthly, quarterly, and semi-annual subscriptions.

TEN*BLUEPLUS

     TEN*BluePlus was primarily provided to the C-Band DTH market. Given the continued decline in the number of addressable households in the C-Band market and the continued decline in the Pay TV Group's revenue from this market, the Pay TV Group made the decision to discontinue this service in February 2004.

TEN*MAX

     TEN*Max incorporates the same editing standard as TEN*Xtsy and is programmed to compliment this network by utilizing thematically organized clips (similar to the TEN*Clips format) from TEN*Xtsy's premieres, network specials and compilations. TEN*Max is distributed via C-band DTH and Cable operators. C-band retail prices range from $24.99 to $81.99 for monthly, quarterly, and semiannual subscriptions. TEN*Max had 40,210, 33,606, and 22,923 active C-Band subscriptions as of March 31, 2002, 2003, and 2004, respectively.

SATELLITE TRANSMISSION

     The Pay TV Group delivers its video programming via satellite transmission. Satellite delivery of video programming is accomplished as follows:

     Video programming is played directly from the Pay TV Group's Boulder, Colorado digital broadcast center. The program signal is then scrambled (encrypted) so that the signal is unintelligible unless it is passed through the proper preauthorized decoding devices. The signal is transmitted (uplinked) by an earth station to a designated transponder on a communications satellite. The transponder receives the program signal uplinked by the earth station, amplifies the program signal and broadcasts (downlinks) it to satellite dishes located within the satellite's area of signal coverage. The signal coverage of the domestic satellite used by New Frontier Media is the continental United States, Hawaii, Alaska, and portions of the Caribbean, Mexico, and Canada.

     The Pay TV Group's programming is received by C-Band subscribers, Cable system operators and DBS providers. This programming is received in the form of a scrambled signal. In order for subscribers to receive the programming the signal must be unscrambled.

     C-Band subscribers purchase programming directly from the Pay TV Group. The satellite receivers of C-Band subscribers contain unscrambling equipment that may be authorized to decode the Pay TV Group's satellite services. Each set top box or satellite receiver has a unique electronic "address". This "address" is activated for the requisite services purchased.

     Cable system operators and DBS providers receive their programming in the same manner as a C-Band subscriber. These multi-channel distributors in turn, provide the received programming to their captive subscriber audience. The equipment utilized by Cable system operators and DBS providers is similar to that utilized by C-Band subscribers but manufactured to an industrial grade specification. The Cable system operators and DBS providers are able to remotely control each subscriber's set-top box or satellite receiver on their network, and cause it to unscramble the television signal for a specified period of time after the subscriber has made a purchase of a premium service or PPV movie or event.

TRANSPONDER AGREEMENTS

     New Frontier Media maintains satellite transponder lease agreements for two full-time analog transponders with Intelsat USA Sales Corporation ("Intelsat") on its Intelsat Americas 6 satellite and 20.5 MHz of total bandwidth allocation on a digital transponder on its Intelsat Americas 7 satellite. These transponders provide the satellite transmission necessary to broadcast each of the Pay TV Group's seven adult networks.

     In April 2000, the Pay TV Group signed a multi-year agreement with iN DEMAND L.L.C. ("iN DEMAND") for carriage of its Pleasure network. As a result of the contract, Pleasure is available to cable operators representing approximately 7.4 million digital households across the country. iN DEMAND carries Pleasure on Intelsat Americas 7, transponder 4. iN DEMAND is the world's largest provider of VOD and PPV programming, offering titles from all of the major Hollywood and independent studios, plus pay-per-view boxing, soccer and concerts, and professional sports packages from the NBA, NHL, MLB and NASCAR. iN DEMAND serves over 1,400 affiliated systems. iN DEMAND's three shareholders include Time Warner Entertainment - Advance/Newhouse Partnership, Comcast iN DEMAND Holdings, Inc., and Cox Communications, Inc.

     In June 2002, the Pay TV Group began offering its VOD service to cable MSOs via its transport agreement with TVN Entertainment ("TVN"). TVN is one of the largest privately held digital content aggregation, management, distribution, and service companies in the country. TVN offers the only single-source management and distribution solution for VOD and PPV, including content aggregation, packaging, encoding, asset management and transport via satellite to all video service providers. TVN has been chosen as a VOD solution for many Cable MSOs, including Charter, Comcast, Insight and Mediacom. As of March 31, 2004, the Pay TV Group reached approximately 6.3 million VOD households through its distribution agreement with TVN.

DIGITAL BROADCAST CENTER

     The Pay TV Group internally encodes, originates, distributes and manages its own networks. The Company has differentiated itself by developing broadcast and broadband distribution capabilities to fully control and exploit its large content library across various platforms. The Pay TV Group acquired the necessary broadcast technologies and support services from third party providers, and internally developed its own media asset management systems, for the distribution of video-based content to Cable and DBS providers.

     The Pay TV Group, through its Boulder, Colorado based Digital Broadcast Center, currently broadcasts 7 channels, with capacity to add 11 additional channels, to Cable/DBS systems and direct-to-home C-band subscribers. Broadcast of all media to air is accomplished using state-of-the-art digital technology solutions, which includes playlist automation for all channels; SeaChange MPEG 2 encoding and playout to air and MPEG 1 encoding for internet and broadband use; archiving capability on DLT data cartridges pushing and pulling the data through a StorageTek jukebox; and complete integration of the media asset management database to create automated playlists.

     The Pay TV Group has worked with its uplinking vendor, WilTel Communications, LLC ("WilTel") to secure a license to allow an 18Ghz microwave transmission in order to provide a fully redundant path from the broadcast center to its uplink facility. The Pay TV Group also runs a fiber transmission path directly to its largest customer's facility to ensure redundancy of its services in case of an outage with its primary uplinking vendor, WilTel.

     The technology team that manages the broadcast center also oversees the Pay TV Group's media asset management needs. Using its own core proprietary asset management systems, supplemented with other third party software programs, the Digital Broadcast Center catalogs, monitors, and distributes the Group's licensed content across multiple technology platforms.

NETWORK PROGRAMMING

     The Pay TV Group had contracted with an outside third party in California to screen, license, edit, and program content for most of its services. At the same time, the Pay TV Group edited and programmed content in-house for TEN*Blue, TEN*Blox, TEN*Clips, TEN*Max and the On Command VOD content. In May 2004, the Pay TV Group discontinued its relationship with the outside third party in California and brought all screening, licensing, editing and programming functions in-house.

     The Pay TV Group now has its own office in California. This office ensures that all legal documentation is obtained for each title licensed (i.e., cast lists, talent releases and two photo identifications for each cast member), screens the content to ensure the commercial and broadcast viability of the title, and once the title is deemed acceptable, ships the title, related documentation and promotional content to Boulder. The Pay TV Group's in-house programming department in Boulder, Colorado conducts preliminary screening of potentially licensable content, licenses acceptable content, conforms content into appropriate editing standards (i.e., partially edited, least edited and most edited) and programs the monthly schedules for all networks and services.

     The Pay TV Group acquires 100% of its feature-length broadcast programming for each network by licensing the exclusive and non-exclusive rights from various third party studios and independent producers within the industry for generally a five-year term. The Group does not produce any of its own adult-feature content for its networks. The Pay TV Group licenses its content on both an exclusive and non-exclusive basis from as many as fifty-four independent companies.

     The Pay TV Group acquires approximately 15 new titles per month. Once the Pay TV Group licenses a title, it will undergo several rigorous quality control processes prior to playing to air to ensure compliance with the strict broadcasting standards the Pay TV Group uses for its adult content. The Pay TV Group obtains age verification documentation for each title it licenses, including two forms of photo identification for each cast member in the film. This documentation is maintained on site for the duration of the license term.

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

CALL CENTER SERVICE

     The Pay TV Group's in-house call center receives incoming calls from customers wishing to order C-Band network programming, or having questions about their C-Band service or billing. The call center is accessible from anywhere in the U.S. via toll-free numbers. Its workstations are equipped with a networked computer, Company-owned proprietary order processing software, and telephone equipment. These components are tied into a computer telephony integrated switch which routes incoming calls and enables orders to be processed and subscriber information to be updated "on-line."

     The Pay TV Group's call center is operational 19-hours per day, seven days a week, and is staffed according to call traffic patterns, which take into account time of day, day of the week, seasonal variances, holidays, and special promotions. Customers pay for their order with credit cards and electronic checks, which are authorized and charged before the order is sent electronically to GI's Access Control Center in San Diego, California for processing. GI receives the subscriber order and the subscriber's identification information, and sends a signal to the appropriate satellite, which "unlocks" the service ordered for the applicable period of time.

MARKETING

     The Pay TV Group's marketing department has developed numerous programs and promotions to support its pay-per-view and VOD services. These include the development of detailed monthly program guides, promotional pieces, direct mail campaigns, and cross channel interstitial programming for use on a Cable or DBS systems' channel that allows for local insertion. The Pay TV Group also maintains a sales force of four full-time employees to promote and sell carriage of its programming on cable television, DBS and alternative platforms. The sales force consists of cable television industry veterans that each has more than ten years of experience in the cable television business in both operations and programming.

     The Pay TV Group's sales team attends at least four major industry trade shows per year, including the National Cable Television Association (NCTA) show, the Cable Television Advertising and Marketing (CTAM) Summit, PPV and Digital Television Summit, and DBS Summit.

     The Pay TV Group's promotions department creates interstitial programming for use on its networks between each movie to promote and market additional movies premiering in the current month, movies premiering in the following month, behind-the-scenes segments of its movies, and star and director profiles. This interstitial programming encourages appointment viewing of the Pay TV Group's networks by Cable/DBS consumers.

     The Pay TV Group brands its services to the consumer under the TEN* name and logo. The Pay TV Group seeks out low cost, high impact ways to reach its consumer audience and build brand recognition. The Pay TV Group participated in the Sturgis Motorcycle Rally, sponsored a band's summer tour, and participated in a Super Bowl promotion during the year ended March 31, 2004 in order to gain further recognition for its brand. These types of branding promotions will continue during the fiscal year ended March 31, 2005.

COMPETITION

     The Pay TV Group principally competes with Playboy Enterprises, Inc. ("Playboy") in the subscription, PPV and VOD markets. Playboy has a longer operating history and broader name recognition than the Pay TV Group. Playboy's size and market position makes it a more formidable competitor than if it did not have the resources and name recognition that it has. The Pay TV Group competes directly with Playboy with respect to the editing standards of its programming, network performance in terms of subscriber buy rates, and the license fees that the Pay TV Group offers to Cable and DBS providers. However, the Pay TV Group cannot and does not compete with Playboy in the amount of money spent on promoting its products. While there can be no assurance that the Pay TV Group will be able to maintain its current distribution and fee structures in the face of competition from Playboy or any other content provider, the Pay TV Group believes that the quality and variety of its programming, as well as the attractive revenue splits and its ability to generate higher buy rates for its programming, are the critical factors which have influenced Cable operators and DBS providers to choose the Pay TV Group's programming over its competition.

     The Pay TV Group also faces general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming.

     In addition, the Pay TV Group faces competition in the adult entertainment arena from other providers of adult programming including producers of adult content, adult video rentals and sales, books and magazines aimed at adult consumers, telephone adult chat lines, and adult-oriented Internet services.

SEASONALITY

     The Pay TV Group's business is generally not seasonal in nature.

CUSTOMER CONCENTRATION

     New Frontier Media derived 34% and 16% of its total revenue for the year ended March 31, 2004 from DISH and Time Warner Cable, respectively, through its Pay TV Group. The loss of these major customers could have a material adverse effect on the Pay TV segment and upon the Company as a whole.

INTERNET GROUP
INDUSTRY OVERVIEW

     According to Pew Internet & American Life ("Pew"), a non-profit entity whose initiative is the timely information on the Internet's growth and societal impact, adoption of high-speed Internet connections in the home grew strongly in the United States in the first several months of 2004, with home broadband penetration standing at 39% among American Internet users by the end of February 2004. This is up from 31% in the Pew's November 2003 study. Overall, Pew states that 48 million American adults had high-speed connections in the home in February 2004. Of these high-speed connections, Pew's survey shows that 54% of home broadband users connected with cable modems, 42% used digital subscriber lines ("DSL"), and 3% used wireless or fixed-satellite technology. According to NCTA, the cable industry served approximately 15 million high-speed Internet customers as of September 2003, up from 10.3 million in September 2002, an increase of 46% year-over-year.

     In anticipation of the continued increase in broadband users, during the fiscal year ended March 31, 2004 the Internet Group shifted its focus from the dial-up web surfer to creating an award-winning website targeted specifically to the broadband consumer. This site, TEN.com, features over 1,100 hours of video content, over 16,000 photos, live chat, and voyeur cams.

     TEN.com is offered to consumers on a monthly subscription basis for $19.95. Traffic to TEN.com is derived primarily from advertising on the Pay TV Group's networks. In addition, a targeted network of affiliated adult webmasters directs traffic to TEN.com and is compensated only if the traffic converts into a paying member to TEN.com. Monthly subscription revenue declined during the fiscal year ended March 31, 2004, as the Internet Group was not attracting enough new traffic to TEN.com to offset the churn of its recurring membership base. The Internet Group plans to focus its efforts on attracting a higher volume of traffic to TEN.com during the upcoming year, as it believes that it can attract profitable traffic to offset its subscriber churn.

     The Internet Group also sells TEN.com through revenue sharing partnerships with third-party gatekeepers. The Internet Group believes that creating these third party relationships will be the manner in which it will ultimately sustain and grow the revenue for this segment. The Internet Group executed its first such revenue sharing agreement with On Command during the fiscal year ended March 31, 2003. Under the terms of the agreement, the Internet Group is the exclusive provider of adult content for On Command's TV Internet Service. The Internet Group is providing a customized version of its TEN.com broadband product for delivery through On Command's TV Internet Service in its hotel rooms nationwide. The Internet Group continues to work on completing additional revenue sharing partnerships with Cable MSOs such as Wide Open West and RCN Corporation for the distribution of TEN.com.

     New Frontier Media views its Internet Group as an investment in the future. As broadband distribution grows, and as technology improves the delivery of content through wireless applications such as cell phones and Personal Digital Assistants ("PDAs"), the Internet Group will be the segment through which New Frontier Media will capitalize on these potential revenue-generating opportunities. Until then, the Internet Group will focus its efforts on deriving revenue from traffic directed to TEN.com through advertising on the Pay TV Group's networks and affiliate webmaster programs, as well as to completing new revenue sharing partnerships through which it can gain access to captive adult consumers of the Cable MSOs.

DESCRIPTION OF INTERNET REVENUE STREAMS
BUSINESS TO CONSUMER: TEN.COM

     Prior to March 31, 2003, the Internet Group owned and operated more than 10 consumer web sites in addition to owning over 1,300 vanity adult domains. These web sites were developed to convert dial-up web surfers into subscribers through various subscription models. Recurring monthly subscription rates ranged from $14.74 to $29.95. The Internet Group used to offer consumers the ability to view its web sites on a trial basis, generally three days, for a special rate of $2.97. The Internet Group discontinued offering free trials to its web sites in December 2001 and discontinued offering paid trials to its web sites during the quarter ended March 31, 2003.

     In connection with a legal settlement, the Internet Group transferred approximately 150 of its primary domain names to a third party as of March 31, 2003. At the same time, the Internet Group merged all of its dial-up web sites (and corresponding members) into its premiere broadband site, www.TEN.com. The Internet Group offers TEN.com to consumers on a recurring monthly subscription basis for $19.95. The site is targeted to adult broadband consumers and provides access to over 1,100 hours of video content.

     The Internet Group generates traffic to its web sites through three primary sources. The first, "type-in" traffic, is generated when a consumer types the name of one of the Internet Group's web sites or one of its domain names into their browser address bar. There is no cost to the Internet

Group when traffic comes to its web sites in this manner other than the initial cost to acquire the domain name. However, type-in traffic has declined over the past few years as portals such as Microsoft Corporation's MSN no longer default words typed into a browser dialogue box to the "dot-com" web site associated with such word. Currently, the Internet Group actively markets its TEN.com web site on the Pay TV Group's networks in order to drive type-in traffic to its site. Over 70% of the Internet Group's traffic is currently generated from advertising on the Pay TV Group's networks or through type-in traffic.

     The second way in which the Internet Group generates traffic is through its affiliate marketing programs utilizing banner ads, hypertext, or graphic links. The marketing programs compensate an affiliated webmaster for a referred visitor if the visitor becomes a member to TEN.com. The affiliated webmaster programs currently pay out an amount equal to the first month's membership revenue for a new member ($19.95). The Internet Group then keeps 100% of the revenue from each recurring monthly membership and any associated revenue from other products sold within the site. During the past few years, the Internet Group has decreased its reliance on affiliated webmaster programs as a way to generate traffic to its sites. However, the Internet Group does expect to create new affiliated webmaster programs during its fiscal year ended March 31, 2005 in order to generate more traffic to TEN.com. These programs will only compensate a webmaster for traffic that converts into a paying member.

     The third way in which traffic is generated to TEN.com is through search engines. Search engine traffic is generated from listings of the Internet Group's web sites in search engines and directories. The Internet Group uses discreet and proprietary technology to position (optimize) its web site within a search engine's results page so that visitors using the search engine to look for certain types of content have a higher chance of finding what they want.

BUSINESS TO BUSINESS: CONTENT, TRAFFIC SALES AND PAY-PER-CLICK

     Content Sales: The Internet Group is one of the leading licensors of adult content on the Internet. The Internet and Pay TV Groups have licensed thousands of hours of adult video content and over 500,000 still images from various adult studios, all of which have been organized thematically and, if necessary, digitized for Internet distribution. The Internet Group, in addition to using this content within its own web site, sublicenses this content to webmasters through its business-to-business programs on a flat-rate monthly basis. During the upcoming fiscal year, the Internet Group intends to outsource the sales effort for its content products in an effort to gain more visibility and generate more revenue from these products.

     Traffic Sales: The Internet Group had developed a significant source of revenue by selling traffic from its own web site to other adult web sites. Since every visitor to the Internet Group's web site does not necessarily purchase a membership, the Internet Group maximized its return on traffic by "pushing" these exiting non-member visitors to other adult web sites. In doing so, it was able to generate revenue from affiliate webmaster programs on a pay-per-member basis. While the revenue from the sale of traffic did not have the potential to generate long-term recurring revenue like the Internet Group's membership revenue, it also did not have the credit and working capital issues associated with membership revenue. Because the Internet Group has seen a significant decline in traffic to its site, it also has seen a corresponding decrease in the amount of traffic available to resell. The Internet Group does not expect any significant revenue from Traffic Sales in the future.

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

     The success of the PPC search engine was based primarily on how much traffic was pushed through it. Because the Internet Group experienced a significant decline in its traffic, the PPC search engine was abandoned as of March 31, 2003.

MARKETING

     The Internet Group currently generates 70% of its traffic to TEN.com from advertising its site on the Pay TV Group's networks and through type-in traffic.

     Prior to the fiscal year ended March 31, 2003, the Internet Group actively marketed its websites through affiliate webmaster programs which were incentive-based traffic generation programs that compensated affiliated webmasters for traffic referrals. A webmaster was compensated when a referred visitor became a member to one of the Internet Group's web sites, at an average payout of $30 - $45 per active member. During the fiscal year ended March 31, 2003, the Internet Group ceased actively marketing its traffic acquisition programs. Currently, the Internet Group has a small group of affiliated webmasters that send traffic to TEN.com and are compensated if the traffic converts into a paying member. The affiliate webmaster programs currently pay out an amount equal to the first month's membership revenue for a new member ($19.95). The Internet Group then keeps 100% of the revenue from each recurring monthly membership and any associated revenue from other products sold within the site.

DATA CENTER

     The Internet Group had its own data center in Sherman Oaks, California that provided for all of its web farm, hosting and co-location needs. The data center occupied approximately 4,400 square feet.

     The Internet Group moved its data center to Boulder, Colorado in January 2003 where it currently resides within the Pay TV Group's digital broadcast facility. This move allowed the Internet Group to significantly reduce its data center costs. Integrating the data center with the broadcast facility enables the Company to more efficiently leverage its content across multiple platforms. The data center uses leading networking hardware, high-end web and database servers, and computer software to effectively address the Internet Group's diverse systems and network integration needs.

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

     To date, the Internet Group utilizes one credit card company to process its membership revenue from TEN.com and maintains chargeback and credit ratios that are well below the 1% requirement.

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

     The Internet Group believes that the primary competitive factors in the adult Internet industry include the quality of content, technology, pricing, and sales and marketing efforts. Although the Internet Group no longer actively competes for traffic with its primary Internet competitors, the Group believes that it has a distinct competitive advantage in forming third-party gatekeeper arrangements for the distribution of TEN.com since it already has many of the same relationships through the Pay TV Group's contracts.

EMPLOYEES

     As of the date of this report, New Frontier Media and its subsidiaries had 119 employees. New Frontier Media employees are not members of a union, and New Frontier Media has never suffered a work stoppage. The Company believes that it maintains a good relationship with its employees.

GEOGRAPHIC AREAS

     Revenue for the Company is primarily derived from within the United States. Additional information required by this item is incorporated herein by reference to Note 1 "Organization and Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements that appears in Item 8 of this Form 10-K.

AVAILABLE INFORMATION

     The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document the Company files at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a web site (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC.

     The Company makes available, free of charge through its web site (www.noof.com), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on the Company's web site is not incorporated by reference into this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of New Frontier Media are as follows:

             NAME                 AGE                           POSITION
------------------------------   ------   -----------------------------------------------------

     Michael Weiner...........     61     Chairman of the Board, Chief Executive Officer,
                                          Secretary, and Director, New Frontier Media, Inc.

     Karyn L. Miller..........     38     Chief Financial Officer and Treasurer, New Frontier
                                          Media, Inc.

     Ken Boenish..............     37     President, The Erotic Networks, Inc.

     Bill Mossa...............     41     Vice President of Affiliate Sales and Marketing, The
                                          Erotic Networks, Inc.

     George Sawicki...........     44     Vice President, Legal Affairs and Assistant
                                          Secretary, New Frontier Media, Inc.

     MICHAEL WEINER. Mr. Weiner was appointed President of New Frontier Media, Inc. in February 2003 and was then appointed to the position of Chief Executive Officer in January 2004. Prior to being appointed President, he held the title of Executive Vice President and co-founded the Company in 1995. As Executive Vice President, Mr. Weiner oversaw content acquisitions, network programming, and all contract negotiations related to the business affairs of the Company. In addition, he was instrumental in securing over $20 million to finance the infrastructure build-out and key library acquisitions necessary to launch the Company's seven television networks.

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

     KARYN L. MILLER. Ms. Miller joined New Frontier Media in February 1999 as Chief Financial Officer. She began her career at Ernst & Young in Atlanta, Georgia and brings fifteen years of accounting and finance experience to the Company. Prior to joining the Company, Ms. Miller was the Corporate Controller for Airbase Services, Inc. a leading aircraft repair and maintenance company. Previous to that she was the Finance Director for Community Medical Services Organization and Controller for Summit Medical Group, P.L.L.C. Before joining Summit Medical Group, P.L.L.C., Ms. Miller was a Treasury Analyst at Clayton Homes, Inc., a former $1 billion NYSE company which was recently purchased by Warren Buffet. Ms. Miller graduated with Honors with both a Bachelors of Science degree and a Masters in Accounting from the University of Florida and is a licensed CPA in the state of Colorado.

     KEN BOENISH. Mr. Boenish is a 15-year veteran of the cable television industry. In October 2000, he was named President of The Erotic Networks, a subsidiary of New Frontier Media, and in April 2002 he began managing the day-to-day operations of the Internet Group under The Erotic Networks' umbrella. Mr. Boenish joined The Erotic Networks as the Senior Vice President of Affiliate Sales in February 1999. Prior to joining the Company, Mr. Boenish, was employed by Jones Intercable ("Jones") from 1994 - 1999. While at Jones he held the positions of National Sales Manager for Superaudio, a cable radio service serving more than 9 million cable customers. He was promoted to

Director of Sales for Great American Country a new country music video service in 1997. While at Great American Country Mr. Boenish was responsible for adding more than 5 million new customers to the service while competing directly with Country Music Television, a CBS cable network. From 1988 - 1994 he sold cable television advertising on systems owned by Time Warner, TCI, COX, Jones, Comcast and other cable systems. Mr. Boenish holds a B.S. degree in Marketing from St. Cloud State University.

     BILL MOSSA. Mr. Mossa joined The Erotic Networks as Vice President of Affiliate Sales and Marketing in 1998 and has been instrumental in growing the Company's network distribution from zero to over 60 million addressable subscribers. Prior to joining The Erotic Networks, Mr. Mossa was the Regional Director of Affiliate Sales and Marketing for Spice Entertainment, directing all affiliate sales and marketing efforts for its northeast region. Mr. Mossa has also held positions as Affiliate Marketing Manager of the SportsChannel NY, Regional Pay-Per-View Director for Century Communications, Corporate Pay-Per-View Manager for TKR Cable, and Marketing Manager for TKR Cable. Mr. Mossa holds a Bachelors Degree in Business Administration from Northeastern University in Boston, Massachusetts.

     GEORGE SAWICKI. Mr. Sawicki joined New Frontier Media in September 2003 as Vice President of Legal Affairs. He began his legal career in December 1995 with Norris, McLaughlin & Marcus, the largest law firm in Somerset County, New Jersey, and brings over twenty years of combined technology and legal experience to the Company. Prior to joining the Company, and beginning in September 2001, Mr. Sawicki was Senior Corporate Counsel for Storage Technology Corporation ("StorageTek"), a leading information storage and lifecycle management company. Previous to that, and beginning in November 2000, he was the Director of Legal for a global supply chain event management software company headquartered in Atlanta, Georgia and, beginning in October 1996, was Corporate Counsel for Oracle Corporation in its Atlanta Global Business Office.

     Before beginning his legal career, Mr. Sawicki was a Senior Chemist and Information Systems Analyst with Texaco, Inc, in Houston, Texas. Mr. Sawicki holds an A.B. degree in Chemistry from Vassar College, a Masters degree in Management Information Systems from Houston Baptist University and a J.D. from the University of Houston Law Center. He is a member of the Texas, New Jersey and Georgia bar associations and is licensed to practice before the United States Patent and Trademark Office.

     No executive officer of the Company is related to any other director or executive officer. None of the Company's executive officers hold any directorships in any other public company.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Pursuant to Section 16 of the Exchange Act, the Company's directors and executive officers and beneficial owners of more than 10% of the Company's Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities of the Company. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended March 31, 2004.

                                  RISK FACTORS

     THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THEIR USE OF THE FORWARD-LOOKING WORDS "ANTICIPATE," "ESTIMATE," "PROJECT," "LIKELY," "BELIEVE," "INTEND," "EXPECT," OR SIMILAR WORDS. THESE STATEMENTS DISCUSS FUTURE EXPECTATIONS, CONTAIN PROJECTIONS REGARDING FUTURE DEVELOPMENTS, OPERATIONS, OR FINANCIAL CONDITIONS, OR STATE OTHER FORWARD-LOOKING INFORMATION. WHEN CONSIDERING THE FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT, YOU SHOULD CONSIDER THE RISKS SET FORTH BELOW AND OTHER CAUTIONARY STATEMENTS THROUGHOUT THIS REPORT. YOU SHOULD

ALSO KEEP IN MIND THAT ALL FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S EXISTING BELIEFS ABOUT PRESENT AND FUTURE EVENTS OUTSIDE OF MANAGEMENT'S CONTROL AND ON ASSUMPTIONS THAT MAY PROVE TO BE INCORRECT. IF ONE OR MORE RISKS IDENTIFIED IN THIS REPORT OR OTHER FILING MATERIALIZES, OR ANY OTHER UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED, PROJECTED, OR INTENDED.

THE LOSS OF OUR MAJOR CUSTOMERS, DISH NETWORK AND TIME WARNER CABLE, WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR OPERATING PERFORMANCE AND FINANCIAL CONDITION.

     DISH Network, one of the leading providers of direct broadcast satellite services in the United States, and Time Warner Cable, are major customers of our Pay TV Group. The loss of DISH Network and Time Warner Cable as customers would have a material adverse effect on our business operations and financial condition. For our fiscal year ended March 31, 2004, our revenues from DISH Network and Time Warner Cable equaled approximately 34% and 16%, respectively, of our total Company-wide revenues.

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

     Our existing competitors, as well as potential new competitors, may have significantly greater financial, technical and marketing resources than we do. This may allow them to devote greater resources than we can to the development and promotion of their product offerings. These competitors may also engage in more extensive technology research and development and adopt more aggressive pricing policies for their content.

     Additionally, increased competition could result in price reductions, lower margins and negatively impact our financial results.

THE ADDITION OF NEW COMPETITORS ON THE VIDEO-ON-DEMAND DISTRIBUTION PLATFORM WOULD LIKELY HAVE A MATERIAL ADVERSE AFFECT ON OUR OPERATING PERFORMANCE.

     Revenue from our Pay TV Group's Video-on-Demand ("VOD") service became a significant part of our overall revenue mix during our fiscal year ended March 31, 2004. We believe that we currently are the exclusive provider of adult VOD content to the two largest cable MSOs in the U.S. The addition of new competitors to the VOD platform, either on platforms where we enjoy exclusivity or where we currently share the platform, would likely have a material adverse affect on our operating performance.

     We face competition on the VOD platform from established adult video producers with post-production capabilities, as well as independent companies that distribute adult entertainment. These competitors include producers such as Video Company of America, Hustler, Vivid Video, Wicked Pictures, and Metro Global Media Inc. In the event that cable companies seek to purchase adult video content for their VOD service directly from adult video producers or other independent distributors of such content, including Playgirl, our VOD business is likely to suffer.

     For the fiscal year ended March 31, 2004, revenue from our VOD service was 32% of our total Pay TV revenue.

WE MAY BE LIABLE FOR THE CONTENT WE MAKE AVAILABLE ON THE INTERNET.

     Because of the adult-oriented content of our web site, we may be subject to obscenity or other legal claims by third parties. We may also be subject to claims based upon the content that is available on our web site through links to other sites. Our business, financial condition and operating results could be harmed if we were found liable for this content. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our web site and/or its availability in various geographic areas, which would negatively impact our ability to generate revenue. Furthermore, our insurance may not adequately protect us against all of these types of claims.

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

     Cable system and DBS operators could become subject to new governmental regulations that could further restrict their ability to broadcast our programming. If new regulations make it more difficult for Cable and DBS operators to broadcast our programming, our operating performance would be adversely affected.

     The current Republican administration in Washington D.C. could result in increased government regulation of our business. It is not possible for us to predict what new governmental regulations we may be subject to in the future.

CONTINUED IMPOSITION OF TIGHTER PROCESSING RESTRICTIONS BY THE VARIOUS CREDIT CARD ASSOCIATIONS AND ACQUIRING BANKS WOULD MAKE IT MORE DIFFICULT TO GENERATE REVENUES FROM OUR WEBSITE.

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

     As a small company with approximately 119 employees, our success depends upon the contributions of our executive officers and our other key personnel. The loss of the services of any of our executive officers or other key personnel could have a significant adverse effect on our business and operating results. We cannot assure that New Frontier Media will be successful in attracting and retaining these personnel. It may also be more difficult for us to attract and recruit new personnel due to the nature of our business.

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

ITEM 2. PROPERTIES.

     The Company uses the following principal facilities in its operations:

     COLORADO: New Frontier Media occupies two buildings in Boulder, Colorado. The Airport Boulevard facility is 11,744 leased square feet and houses the Pay TV Group's digital broadcast facility, technical operations group, content conforming and quality control functions, as well as the Internet Group's data center. This facility is 80% utilized. The Winchester Circle facility is 18,000 leased square feet and is used by New Frontier Media as its corporate headquarters, as well as by the Internet Group's web production, sales and marketing departments, and by the Pay TV Group's marketing, sales, call center, promotions, and programming departments. This facility is 80% utilized.

     CALIFORNIA: As of May 1, 2004, New Frontier Media leased 1,200 square feet in Woodland Hills, California. The facility houses three employees of the Pay TV Group's content acquisitions department. This facility is 100% utilized.

     The Company believes that its facilities are adequate to maintain its existing business activities.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, there are no legal proceedings that will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for a vote of the shareholders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Beginning on April 27, 2004, the Company's Common Stock has been quoted on the NASDAQ National Market under the symbol "NOOF". Prior to April 27, 2004, the Company's common stock was quoted on the NASDAQ SmallCap Market.

     The following table sets forth the range of high and low closing prices for the Company's Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

     QUARTER ENDED         HIGH        LOW              QUARTER ENDED         HIGH        LOW
----------------------------------------------     ----------------------------------------------
June 30, 2002...........    2.30      1.87         June 30, 2003...........    1.85      0.75
September 30, 2002......    2.11      1.11         September 30, 2003......    4.90      1.65
December 31, 2002.......    1.14      0.65         December 31, 2003.......    9.30      3.73
March 31, 2003..........    0.94      0.70         March 31, 2004..........    11.38     6.61

     As of June 1, 2004, there were approximately 2,600 beneficial owners of New Frontier Media's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

               FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA(1)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          FISCAL YEAR ENDED MARCH 31,
                                            --------------------------------------------------------
                                             2004         2003        2002        2001        2000
                                            -------     --------     -------     -------     -------
Net Sales...............................    $42,878     $ 36,747     $52,435     $58,638     $45,351
Net income (loss).......................    $10,913     $(11,895)    $  (582)    $ 3,324     $ 1,082
Net income (loss) per basic common
  share.................................    $  0.53     $  (0.56)    $ (0.03)    $  0.16     $  0.06
Total assets............................    $44,762     $ 35,025     $48,132     $52,606     $36,288
Long term obligations...................    $   429     $    465     $ 1,013     $ 7,076     $ 2,003
Redeemable preferred stock..............    $     0     $  3,750     $     0     $     0     $ 4,073
Cash dividends..........................    $     0     $      0     $     0     $     0     $     0

(1) The selected consolidated financial data for 2000 includes the effect of the acquisition of IGallery, ITN, and 90% of CTI on October 27, 1999, which was accounted for as a pooling-of-interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand New Frontier Media, Inc. MD&A is provided as a supplement to -- and should be read in conjunction with -- our financial statements and the accompanying notes. This overview provides our perspective on the individual sections of MD&A. Our MD&A includes the following sections:

     O Forward-Looking Statements -- cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from the Company's historical results or our current expectations or projections.

     O Our Business -- a general description of our business, our strategy for each business segment, and goals of our business.

     O Application of Critical Accounting Policies -- a discussion of accounting policies that require critical judgments and estimates.

     O Results of Operations -- an analysis of our Company's consolidated results of operations for the three years presented in our financial statements. Our Company operates in two segments -- Pay TV and Internet. We present the discussion in this MD&A on a segment basis and, additionally, we discuss our corporate overhead expenses.

     O Liquidity, Capital Resources and Financial Position -- an analysis of cash flows, sources and uses of cash, contractual obligations, and financial position.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K includes forward-looking statements. These are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

     Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to retain our major customers that account for 34% and 16% of our total revenue; 2) our ability to compete effectively for quality content with our Pay TV

Group's primary competitor who has significantly greater resources than us; 3) our ability to compete effectively with our Pay TV Group's major competitor or any other competitors that may distribute adult content to Cable MSOs, DBS providers, or to the Hotel industry; 4) our ability to retain our key executives; 5) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 6) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

OUR BUSINESS

     Our goal is to be the leading provider in the electronic distribution of high-quality adult entertainment via Cable, Satellite and Broadband platforms. As part of our overall strategy to compete in each relevant market segment, we use the following core competencies:

     O Leveraging our technical infrastructure: We own and operate a broadcast origination facility where our licensed content is a) ingested at one central point and converted into multiple digital formats that allow for broadcast, VOD and Internet delivery, b) tagged with meta-data that allows for efficient cataloging of the elements included in the movie,
       c) edited into the proper formats required by our customers (i.e., most-edited, partially-edited, and least-edited), and d) subjected to several rigorous quality control reviews prior to airing on our PPV or VOD services or the Internet. By owning and operating our own technical infrastructure, including our proprietary media asset management software tool, we are able to quickly respond to new revenue opportunities with zero to very little capital outlay. For example: Over the years, we have worked closely with many cable MSOs in understanding and perfecting the delivery of VOD content, allowing us to become the leader in the delivery of VOD content in the adult category. We have been able to easily capitalize on new opportunities for delivering our content to the hotel industry due to our technical infrastructure. We responded to the demand for new partially edited PPV services by launching two new networks in only 90 days at very little additional cost. We believe that our technical infrastructure will allow us to respond quickly and effectively to new opportunities in the Cable, Satellite, and Broadband areas as well as any new platforms that may be discovered.

     O Content library: We license content from a network of over 54 different adult studios, allowing us access to a wider variety of directors, actors and actresses, and content niches than our primary competitor. We are committed to providing our consumers with variety, breadth and depth of content in order to appeal to the widest audience base possible. We understand that our content is purchased in an impulse environment and in order to capture those purchases we must provide a large amount of content to the consumer. Therefore, we have licensed what we believe to be the largest digital library of adult content in the world that we use to program our PPV networks, VOD service and Internet website. Content is used continuously through the life of the license term and will be repurposed in many ways, including using "clips" of the content and creating compilations or blocks of programming from several movies. We spend approximately $2.4 million annually licensing content for our PPV networks, VOD service and Internet website. The amount spent annually on licensing content has been the same for three years.

     O Expertise in aggregation of adult content: We consider ourselves to be experts in the aggregation of high-quality adult content. We ensure that we have all proper documentation required to verify that the cast members of the movies that we license are eighteen years or older. We monitor the trends in the video sales and rental market to understand what content niches are popular and program our networks to correspond to these trends. We monitor the trends of the VOD buys of our own content to understand what type of content is selling the best and adjust our programming models for these trends. We strive to provide the best performing PPV networks and VOD service to the Cable/DBS/Hotel markets. We program seven PPV networks in order to accommodate different editing standards and different programming niches to best serve our customers' needs. We also ensure that the interstitial programming that we create is entertaining, edgy, and appeals to our consumer audience.

     We operate our Company in two different segments -- Pay TV and Internet. Our core business resides within the Pay TV segment and this is where the majority of our financial and human resources are concentrated.

PAY TV SEGMENT

     Our Pay TV segment is focused on the distribution of its seven PPV networks and its Video-on-Demand ("VOD") service to cable MSOs and DBS providers. In addition, the Pay TV Group has had success in delivering its VOD service to hotel rooms through its current distribution arrangement with On Command. The Pay TV Group earns a percentage of revenue on each pay-per-view, subscription, or VOD transaction related to its services. Revenue growth occurs as the Pay TV Group launches its services to new cable MSOs or DBS providers, experiences growth in the number of digital subscribers for systems where its services are currently distributed ("on-line growth"), launches additional services to its existing cable/DBS partners, experiences new and on-line growth for its VOD service, is able to effect increases in the retail price of its products, and is able to increase the buy rates for its products. The Pay TV Group seeks to achieve distribution for at least four of its services on every digital platform in the U.S. Based on the current market of 21.6 million DBS households and 22.2 million digital cable households, the Pay TV Group currently has 36% of its defined market share.

     Revenue growth for the Pay TV Group for the year ended March 31, 2004 was driven primarily by:

        O Growth in revenue from its VOD service provided to the Cable and Hotel industries

        O Growing acceptance for its partially-edited services

     Revenue from the Pay TV Group's VOD service became a significant part of its overall revenue mix (representing 32% of total Pay TV revenue) during the fiscal year ended March 31, 2004, as cable operators upgraded their systems to deliver content in this manner. The Pay TV Group currently delivers its VOD content to 10.5 million cable network households as compared to 5.3 million a year ago, as well as to 900,000 hotel rooms through its distribution arrangement with On Command. The Company expects cable operators will continue to upgrade their systems to allow for the delivery of VOD content to the home. VOD can only be delivered in a digital, cable environment. Currently, per the NCTA, there are
22.2 million digital cable households in the U.S. We estimate that 12.5 million digital cable households are VOD enabled and, of this amount, 11.5 million provide adult content to their VOD customers. We anticipate that by the end of calendar year 2004 over 85% of digital cable households will be VOD enabled. We expect that our VOD cable revenue will increase as MSOs continue the deployment of this technology to their digital cable subscribers and as they increase the amount of space allocated on their VOD servers to the adult category (currently we provide 75 hours of programming each month). Today, we are the sole provider of adult VOD content to the two largest U.S. cable MSOs. However, we can give no assurances that we will continue to remain the exclusive provider of adult VOD content to these two cable MSOs.

     The Pay TV Group's relationship with On Command generated incremental VOD revenue for the year ended March 31, 2004. However, we do not expect significant revenue growth in fiscal year 2005 from the hospitality industry. Future revenue growth from VOD revenue generated through the hospitality industry is dependent upon the addition of new hotel properties by On Command, an increase in business traveler occupancy rates, and our ability to distribute our VOD content through other providers of in-room entertainment to the hospitality industry.

     In addition to the growth in VOD, the Pay TV Group experienced a growing acceptance for its partially edited services during the 2004 fiscal year. The Pay TV Group launched two new partially edited services in January 2003 to respond to this change. Accordingly, we are seeing a shift in our distribution away from our most-edited service - Pleasure - as more cable operators choose to launch our partially edited services - TEN, TEN*Clips, TEN*Blue and TEN*Blox.

     To date, the focus of the Pay TV Group has been on the distribution of its PPV and VOD services to Cable, DBS and Hotel platforms in the U.S. market only.

     The Pay TV Group also provides its two least-edited services to the C-Band market on a direct-to-the-consumer basis. C-Band customers contact the Pay TV Group's in-house call center directly to purchase the networks on a one-month, three-month or six-month subscription basis or PPV basis. The Pay TV Group retains 100% of the revenue from these customers and over 95% of the sales are made via credit cards. This market has been declining for several years as these consumers convert from C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS satellite systems. The Pay TV Group has been able to decrease its transponder, uplinking and call center costs related to this business over the years in order to maintain its margins. However, based on the rate of revenue decline and the expected erosion of its C-Band margins, the Pay TV Group expects that it will no longer be operating this business by the end of its 2005 fiscal year. The Pay TV Group expects continued declines in revenue from this segment of its business during 2005.

     Looking forward, management has identified certain challenges and risks that could impact the Pay TV Group's future financial results including the following:

        O Increased competition from other adult companies attempting to provide
          VOD content and PPV services to Cable providers or DBS platforms

        O Increased regulation of the adult industry

        O Loss of exclusivity on the VOD platform of certain cable operators

     We believe that many opportunities accompany these challenges and risks. Among these opportunities, we believe the following exist for the Pay TV Group:

        O Upcoming PPV and VOD launches with our newest Cable affiliates

        O Obtaining distribution for our PPV services with DIRECTV

        O Continued growth in the VOD segment from further deployment of this technology by the largest Cable operator in the U.S.

        O Implementation of technologies that will allow for distribution of our content on new platforms

        O Future international distribution opportunities

INTERNET SEGMENT

     The Internet Group generates revenue by selling monthly memberships to its website, TEN.com, by earning a percentage of revenue from third-party gatekeepers like On Command for the distribution of TEN.com to their customer base, and by selling pre-packaged video and photo content to webmasters for a monthly fee. In fiscal years 2002 and 2003, the Internet Group also generated revenue by selling traffic from its sites that did not convert into a member to other webmasters. Due to the decline in the volume of traffic to TEN.com, we no longer generate revenue from selling non-converting traffic to other webmasters.

     During the 2002 and 2003 fiscal years, we significantly restructured our Internet business. The decision to restructure our Internet business was based on a number of factors including: the large number of adult websites competing for web surfers, the lack of barriers to entry into the adult Internet business, the increased regulation from VISA and MasterCard, and the amount of free adult content available on the Internet.

     Through this restructuring we moved the Internet Group from Los Angeles, California to Boulder, Colorado, decreased staffing levels from approximately 80 employees to seven, decreased the number of websites we were creating and managing from thirty to one, discontinued the practice of purchasing large amounts of traffic, and focused the business on creating a premiere broadband website branded as TEN.com. In addition, in connection with a legal settlement, the Internet Group transferred approximately 150 of its primary domain names to a third party as of April 1, 2003. The transfer of these domain names resulted in a significant, although expected, decline in traffic volume to TEN.com.

     Once the restructuring was completed, we shifted our focus to forming long-term revenue sharing partnerships with third-party gatekeepers, such as cable companies, hospitality providers and portals for the distribution of TEN.com, whereby we could gain direct access to consumers in search of adult entertainment. We completed one such agreement with On Command for the distribution of TEN.com through their digitally wired hotel rooms, and we expect to create additional revenue sharing arrangements in the near-term with select cable operators. The success we achieve with these cable operators will dictate the revenue potential for this segment in the longer term and will serve as justification for larger MSO's to adopt this business model. Currently we do not generate any meaningful revenue from these third-party arrangements (less than 4% of total Internet revenue).

     Over 75% of revenue from the Internet Group continues to be generated from monthly memberships to TEN.com. However, we have seen this revenue erode over the past several years since the current traffic volume to TEN.com does not generate enough new monthly sign-ups to offset the churn of our renewing membership base. The decline in membership revenue has slowed over the past several quarters as new marketing efforts have increased traffic to TEN.com, generating monthly sign-ups that are close to or slightly exceeding our monthly cancellation rate. We will be focusing on other ways to generate profitable traffic during the 2005 fiscal year in order to reverse the decline in membership revenue from TEN.com.

     We have also seen a decrease in revenue generated from selling pre-packaged content to webmasters. This decrease in revenue from the sale of content is due to a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. In addition, we have not allocated any significant resources towards a sales effort for these content products during the 2004 fiscal year. We expect to contract with a third-party during the 2005 fiscal year to sell our products to the webmaster community.

     We view our Internet Group as an investment in the future, and we do not anticipate any significant revenue growth from this segment during the 2005 fiscal year. As broadband distribution grows, and as technology improves the delivery of content through wireless applications such as cell phones and Personal Digital Assistants ("PDAs"), the Internet Group will be the segment through which we will capitalize on these potential revenue-generating opportunities. Until then, the Internet Group will focus its efforts on deriving monthly subscription revenue from traffic directed to TEN.com through advertising on the Pay TV Group's networks and affiliate webmaster programs, as well as to completing new revenue sharing partnerships through which we can gain access to captive adult consumers of the Cable MSOs.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances, goodwill impairment, and prepaid distribution rights (content licensing). We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We have discussed with our Audit Committee the development, selection, and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.

REVENUE RECOGNITION

     Our revenues for the Pay TV Group are primarily related to the sale of our PPV and VOD services to Cable/DBS and Hotel affiliates. The Cable affiliates do not report actual monthly PPV or VOD sales for each of their systems to the Pay TV Group until 60-90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on the Pay TV Group's historical experience for each affiliated system. The Pay TV Group subsequently adjusts its revenue to reflect the actual amount earned upon receipt of the cash. Historically, any differences between the amounts estimated and the actual amounts received have been immaterial due to the overall predictability of pay-per-view revenues. Since VOD is such a new service, the revenue expected from new VOD cable affiliates can be more difficult to predict. The Pay TV Group believes that it is conservative in estimating the impact of the rollout of VOD households, and it continually adjusts estimates to reflect actual revenue remitted.

     The recognition of revenues for both the Pay TV and Internet Groups is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

VALUATION ALLOWANCES

     We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Judgments regarding realization of deferred tax assets and the ultimate outcome of tax-related contingencies represent key items involved in the determination of tax expense and related balance sheet accounts. We have currently recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Should we determine that a reduction in the valuation allowance is appropriate, an adjustment to our deferred tax assets would increase income in the period such determination was made.

     We maintain a reserve for chargebacks and credits for estimated refunds related to customers whose transactions were processed via credit cards for both the Pay TV and Internet Groups. Should our actual chargebacks and credits be higher than estimated we would have an additional expense for the period in which this was experienced.

GOODWILL IMPAIRMENT

     Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. Through the end of fiscal year 2002, the Company amortized its goodwill over 10 years using the straight-line method. As a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("FAS 142"), that was effective for the Company as of the beginning of fiscal year 2003, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. The Company completed the initial impairment test during the first quarter of fiscal year 2003 and concluded that the fair value of the Company's reporting unit (the Pay TV Group) exceeded its respective carrying value as of June 30, 2002 and, therefore, no impairment existed at that date.

     In addition to the initial impairment test completed during the first quarter of fiscal year 2003, we perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment process compares the fair value of the Pay TV Group to its carrying value, including the goodwill related to the Pay TV Group. We concluded for the 2003 and 2004 fiscal years that the fair value of the Company's reporting unit exceeded its carrying value and no impairment charge was required.

     If actual operating results or cash flows are different than our estimates and assumptions, we could be required to record impairment charges in future periods.

PREPAID DISTRIBUTION RIGHTS (CONTENT LICENSING)

     Our Pay TV Group's film and content library consists of newly produced and historical film licensing agreements. We account for the licenses in accordance with FAS 63 Financial Accounting by Broadcasters. Accordingly, we capitalize the costs associated with the licenses and certain editing costs and amortize the costs on a straight-line basis over the life of the licensing agreement (usually 3 to 5 years). Pursuant to FAS 63 the costs associated with the license agreements should be amortized based on the relative revenues earned for each usage of the film.

     We have determined that it is appropriate to amortize these costs on a straight-line basis under the assertion that each usage of the film is expected to generate similar revenues. We regularly review and evaluate the appropriateness of amortizing film costs on a straight-line basis and assess if an accelerated method would more appropriately reflect the revenue generation of the content. Through our analysis, we have concluded that the current policy of recognizing the costs incurred to license the film library on a straight-line basis most accurately reflects the revenue generated by each showing of the film.

     We periodically review our film library and assess if the unamortized cost approximates the fair market value of the films. In the event that the unamortized costs exceed the fair market value of the film library, we will expense the excess of the unamortized costs to reduce the carrying value of the film library to the fair market value.

                             RESULTS OF OPERATIONS

PAY TV GROUP (FORMERLY, CALLED SUBSCRIPTION/PAY-PER-VIEW TV GROUP)

     The following table outlines the current distribution environment and networks households for each network and our VOD service:

                                                       ESTIMATED NETWORK HOUSEHOLDS(3)
                                                    -------------------------------------
                                                               (IN THOUSANDS)
                                                     AS OF         AS OF         AS OF
                                                    MARCH 31,     MARCH 31,     MARCH 31,
       NETWORK             DISTRIBUTION METHOD        2004          2003          2002
---------------------    -----------------------    ---------     ---------     ---------
Pleasure                 Cable                         7,800         8,000         7,500
TEN                      Cable/DBS                    15,200        11,100         8,100
TEN*Clips                Cable/DBS                    13,700         5,800         3,600
Video-on-Demand          Cable                        10,500         5,300         1,100
TEN*Xtsy(1)              C-band/Cable/DBS             10,000         9,000         7,800
TEN*BluePlus(1)(2)       C-band/Cable                    N/A           570           800
TEN*Max(1)               C-band/Cable                    470           570           800
TEN*Blue                 Cable                         2,500           300           N/A
TEN*Blox                 Cable                         2,800           300           N/A
TOTAL NETWORK HOUSEHOLDS                              62,970        40,940        29,700

Note: "N/A" indicates that network was not launched at that time

     (1) TEN*Xtsy, TEN*BluePlus and TEN*Max addressable household numbers include 0.8 million, 0.5 million, and 0.4 million C-Band addressable households for the years ended March 31, 2002, 2003, and 2004 respectively.

     (2) The Pay TV Group discontinued providing its TEN*BluePlus network in February 2004.

     (3) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group's services, since each service represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as of March 31, 2004 to be 14.3 million cable homes and 9.4 million DBS homes.

     The following table sets forth certain financial information for the Pay TV Group for the three years ended March 31:

                                                    (IN MILLIONS)
                                                 TWELVE MONTHS ENDED
                                                      MARCH 31                    PERCENT CHANGE
                                              -------------------------      ------------------------
                                              2004      2003      2002       '04 VS '03    '03 VS '02
                                              -----     -----     -----      ----------    ----------
NET REVENUE
     Cable/DBS/Hotel.......................   $33.9     $21.4     $19.7           58%            9%
     C-Band................................     5.7       7.5       9.4          (24%)         (20%)
                                              -----     -----     -----
  TOTAL....................................   $39.6     $28.9     $29.1           37%           (1%)
                                              -----     -----     -----
COST OF SALES..............................   $15.4     $14.0     $13.4           10%            4%
                                              -----     -----     -----
GROSS PROFIT...............................   $24.2     $14.9     $15.7           62%           (5%)
                                              =====     =====     =====
GROSS MARGIN...............................      61%       52%       54%
                                              -----     -----     -----
OPERATING EXPENSES.........................     7.7       7.8       9.4           (1%)         (17%)
                                              -----     -----     -----
OPERATING INCOME...........................   $16.5     $ 7.1     $ 6.3          132%           13%
                                              =====     =====     =====

NET REVENUE
CABLE/DBS/HOTEL REVENUE 2003 TO 2004

     The increase in the Pay TV Group's Cable/DBS/Hotel revenues from 2003 to 2004 was attributable to the following items:

        O A 399% increase in VOD revenue

        O The addition of VOD revenue from the hospitality industry

        O A 10% increase in revenues generated by our three services on the DISH platform

        O An 86% increase in Cable revenue from our partially edited services

     The above items are described in more detail below.

     Revenue from our VOD service became a significant contributor to the Pay TV Group's revenue mix during the 2004 fiscal year as cable operators have aggressively upgraded their plants to deliver content in this manner to their customers. Our VOD content is available through our distribution arrangements with cable MSOs to 10.5 million cable network households, up from 5.3 million households a year ago, representing an increase of 98%. Additionally, we are currently the sole provider of adult VOD content to the two largest cable MSOs in the U.S.

     During the 2004 fiscal year, we also began delivering our VOD content to 900,000 hotel rooms through our distribution arrangement with On Command. Through this agreement we deliver up to fourteen titles on a monthly basis to On Command for use on their in-room entertainment platform which they provide to the hospitality industry.

     Our VOD revenue from both Cable households and the hospitality industry via our arrangement with On Command accounted for 37% and 10% of total Cable/DBS/Hotel revenue for the fiscal years ended March 31, 2004 and 2003, respectively.

     Revenue from our TEN, TEN*Clips and TEN*Xtsy networks on the DISH platform increased 10% year-over-year. This increase was due to an overall increase in PPV buys for each service while the number of monthly subscribers to each service increased 3%. We believe that these increases in buys and subscribers can be attributed to the increase in overall subscribers to the DISH platform.

     As discussed above, the Pay TV Group has seen a growing acceptance by its consumer base for its partially edited services, TEN, TEN*Blue, TEN*Blox, and TEN*Clips. We view this as a positive development given the higher buy rates and higher retail rates associated with this editing standard. In anticipation of the increased acceptance for partially edited programming, we launched two new networks in January 2003. These two new services, TEN*Blue and TEN*Blox, plus our legacy partially edited services, TEN and TEN*Clips, are now distributed to
34.2 million network households as compared to 17.5 million network households a year ago, representing a 95% increase. Revenue from these four networks increased 86% from 2003 to 2004.

CABLE/DBS/HOTEL REVENUE 2002 TO 2003

     The increase in the Pay TV Group's Cable/DBS/Hotel revenues from 2002 to 2003 was attributable to the following items:

        O An increase in revenue generated by TEN*Xtsy on the DISH platform

        O An increase in revenue generated by TEN*Clips as a result of an increase in distribution for this network from 2002 to 2003

        O An increase in our VOD revenue from 2002 to 2003

     The following items offset the increase in revenue from the above items:

        O A decrease in revenue from our Pleasure network due to disaffiliations by DIRECTV and DISH

        O A decrease in TEN revenue generated on the DISH platform

     The above items are described in more detail below.

     In January 2000, DISH launched TEN*Xtsy on its satellite at 110 degrees. In August 2001, DISH moved TEN*Xtsy to its satellite at 119 degrees. Significantly more addressable subscribers view DISH's satellite at 119 degrees than its satellite at 110 degrees. In addition to the satellite change, in September 2001 DISH increased its retail price for TEN*Xtsy to $10.99 for a PPV purchase and $27.99 for a monthly subscription from $9.99 and $24.99, respectively. Together, these changes resulted in an 11% increase in revenue generated by the TEN*Xtsy network on the DISH platform from 2002 to 2003.

     TEN*Clips was available to 3.6 million and 5.8 million network households as of March 31, 2002 and 2003, respectively, representing a 61% increase in distribution year-over-year. DISH also increased its retail prices for TEN*Clips in September 2001 to $9.99 for a PPV purchase and $22.99 for a monthly subscription from $8.99 and $19.99, respectively. Revenue from TEN*Clips increased 29% from 2002 to 2003 as a result of an increase in distribution and the increase in retail prices on the DISH platform.

     We experienced significant growth in revenue from our VOD service, TEN*On Demand, between 2002 and 2003 as this technology was rolled out for the first time by several cable MSOs. Revenue from our VOD service accounted for 10% of total Cable/DBS/Hotel revenue for the year ended March 31, 2003, as compared to 1% for the year ended March 31, 2002.

     During the 2002 fiscal year, both DISH and DIRECTV terminated distribution of our Pleasure network. Both DBS providers terminated distribution of Pleasure to create available bandwidth for the addition of partially edited services to their platforms. The loss of this distribution resulted in a 40% decrease in revenue from the Pleasure network from 2002 to 2003. However, this decrease was offset by an increase in revenue from new launches and online growth for our Pleasure network with several cable MSOs.

     Revenue from our TEN network declined from 2002 to 2003 because of a decrease in the number of monthly DISH subscribers. This decline in the number of monthly subscribers has been ongoing since DISH converted TEN to a PPV service in 1999. In addition, PPV buys from TEN on the DISH platform declined from 2002 to 2003 due to the addition of a competing network of the same editing standard to the DISH platform in September 2001.

C-BAND REVENUE

     The year-over-year decreases in C-Band revenue are due to the continued decline of the C-Band market as consumers convert C-Band "big dish" analog satellite systems to smaller, 18-inch digital

DBS satellite systems. The total C-Band market declined 29% from 2003 to 2004 and 38% from 2002 to 2003.

     Although the C-Band market has continued to decline, our C-Band revenue declined at a slower rate due to the fact that our only competitor on this platform went out of business during the 2004 fiscal year. Providing service to the C-Band market continues to be profitable for us, generating operating margins of approximately 37% during the 2004 fiscal year. We will continue to closely monitor this business and when margins erode to an unacceptable level we will discontinue providing our content on this platform. We anticipate that we will no longer be providing our networks on the C-Band platform by the end of the 2005 fiscal year. In an effort to minimize costs associated with this revenue stream, we discontinued selling TEN*BluePlus on the C-Band platform during the fourth quarter of our 2004 fiscal year.

COST OF SALES

     Cost of sales consists of expenses associated with our digital broadcast facility, satellite uplinking, satellite transponder leases, programming acquisition and conforming costs, VOD transport costs, amortization of content licenses, and C-Band call center costs.

     The 10% increase in cost of sales from fiscal year 2003 to 2004 is due to
a) a 20% increase in costs associated with our digital broadcast center and b) the addition of VOD transport costs during the 2004 fiscal year. The increase in costs related to our digital broadcast facility is due to the hiring of additional personnel to manage our growing VOD business. We began paying transport costs to TVN for the services they provide in delivering our VOD content to cable MSOs during the 2004 fiscal year. These fees are expected to increase during the 2005 fiscal year as our VOD business continues to grow. The increase in our cost of sales from 2003 to 2004 was offset by a 22% decrease in C-Band call center costs and a 24% decrease in transponder costs for this same period. The Pay TV Group successfully renegotiated its lease costs for its analog transponders during the fourth quarter of its 2003 fiscal year. In addition, during the fourth quarter of our 2004 fiscal year we discontinued one of our C-Band services allowing us to terminate the lease for one of our analog transponders.

     The 4% increase in cost of sales from fiscal year 2002 to 2003 is due to:
a) a 27% increase in the amortization of the Pay TV Group's content licenses and
b) a 16% increase in costs associated with the digital broadcast center related to new functionalities and redundancies added during the fiscal year. These increases were offset by a 12% decrease in transponder lease costs and a 12% decrease in C-Band call center costs. The Pay TV Group successfully renegotiated its lease cost for its four analog transponders at the end of its 2002 fiscal year.

OPERATING INCOME

     Operating income increased 132% from 2003 to 2004 largely as a result of a 37% increase in revenue year-over-year. Gross margins increased from 52% to 61% year-over-year and operating expenses declined 1% during the same period. Operating expenses as a percentage of revenue decreased to 19% for the 2004 fiscal year from 27% for the 2003 fiscal year.

     The 1% decrease in operating expenses from 2003 to 2004 is primarily related to a decrease in C-Band marketing costs during the 2004 fiscal year. At the end of the first quarter of its 2004 fiscal year, the Pay TV Group discontinued using its barker channel to market its C-Band services. The decrease in operating costs associated with the barker channel was offset by an increase in sales commissions and costs associated with the Pay TV Group's in-house promotions department. Sales commissions increased during the 2004 fiscal year due to an increase in distribution for our PPV and VOD services. Costs associated with operating our in-house promotions department increased 17% during the 2004 fiscal year as we hired more personnel to produce and edit the promotional and branding elements of our PPV and VOD programming.

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

     In addition, due to an accounting pronouncement change, goodwill and intangible assets with indefinite lives are no longer required to be amortized and are, instead, tested for impairment on an annual basis using the guidance for measuring impairment as set forth in SFAS 142, "Goodwill and Other Intangible Assets". Goodwill amortization was $0, $0 and $636,000 for the fiscal years ended March 31, 2004, 2003, and 2002, respectively.

INTERNET GROUP

     The following table sets forth certain financial information for the Internet Group for the three years ended March 31:

                                                   (IN MILLIONS)
                                                TWELVE MONTHS ENDED
                                                      MARCH 31                    PERCENT CHANGE
                                             --------------------------      ------------------------
                                             2004       2003      2002       '04 VS '03    '03 VS '02
                                             -----     ------     -----      ----------    ----------
NET REVENUE
     Net Membership.....................     $ 2.7     $  5.3     $15.3          (49%)         (65%)
     Sale of Content....................       0.6        1.2       1.9          (50%)         (37%)
     Sale of Traffic....................        --        1.3       5.6            *           (77%)
     Other..............................        --         --       0.4            *             *
                                             -----     ------     -----
  TOTAL.................................     $ 3.3     $  7.8     $23.2          (58%)         (66%)
                                             -----     ------     -----
COST OF SALES...........................     $ 1.3     $  4.2     $12.2          (69%)         (66%)
                                             -----     ------     -----
GROSS PROFIT............................     $ 2.0     $  3.6     $11.0          (44%)         (67%)
                                             =====     ======     =====
GROSS MARGIN............................        61%        46%       47%
                                             -----     ------     -----
OPERATING EXPENSES......................     $ 1.8     $  3.9     $ 8.9          (54%)         (56%)
                                             -----     ------     -----
OPERATING INCOME (LOSS).................     $ 0.2     $(0.3)     $ 2.1          167%         (114%)
                                             =====     ======     =====
     * Calculation is not meaningful

NET REVENUE

     The 49% decline in net membership revenue from 2003 to 2004 and the 65% decline in net membership revenue from 2002 to 2003 was a result of a significant decline in traffic to our web sites as we eliminated most of our traffic generating programs during the 2003 and 2004 fiscal years. We ceased actively purchasing traffic for our web sites during the fiscal year ended March 31, 2003. Instead, we depended upon our adult domain names and the advertising of TEN.com on the Pay TV Group's networks to generate type-in traffic for TEN.com. In addition, we transferred 150 domain names to a third-party in settlement of a lawsuit at the end of the 2003 fiscal year. The loss of these URLs resulted in an expected decline in the volume of traffic to TEN.com during the 2004 fiscal year such that the number of new monthly sign-ups was not enough to offset the monthly cancellation rate.

     The decrease in revenue from the sale of content during the past three fiscal years is a result of a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. In addition, we did not allocate any significant resources towards a sales effort for our content products during the 2004 fiscal year.

     Revenue from the sale of traffic was earned by forwarding exit traffic and traffic from selected vanity domains to affiliated webmaster marketing programs domestically, monetizing foreign traffic via international dialer companies, marketing affiliated webmaster sites through our double opt-in email list, and by directing traffic to our pay-per-click ("PPC") search engine, www.sexfiles.com. Due to the decline in traffic volume to TEN.com during the 2003 and 2004 fiscal years, our sale of traffic revenue decreased 77% from 2002 to 2003 and was completely eliminated during the 2004 fiscal year. In addition, we ceased the use of our opt-in email list and PPC search engines at the end of the 2003 fiscal year as a means to generate revenue from the sale of traffic.

     Our other revenue was earned from the sale of services such as hosting, co-location and bandwidth management ("ISP services") to non-affiliated companies. During the fiscal year ended March 31, 2003, we ceased selling our ISP services to outside customers and focused our data center operations solely on our internal needs.

COST OF SALES

     Cost of sales consists of variable expenses associated with credit card fees, bandwidth costs, traffic acquisition costs (purchase of traffic), web site content costs and depreciation of assets. Cost of sales, as a percentage of revenue, was 39%, 54%, and 53% for the years ended March 31, 2004, 2003, and 2002, respectively.

     The 69% decrease in cost of sales from 2003 to 2004 is related to a 67% decline in depreciation expense and bandwidth costs. These costs declined due to the data center restructuring completed during the 2003 fiscal year (See "Data Center Restructuring 2003" below) through which we wrote-off excess equipment, moved the data center to Boulder, Colorado, and negotiated more favorable bandwidth rates. In addition, we eliminated the costs associated with our PPC search engine and email program at the end of 2003 fiscal year. Variable costs related to the processing of credit cards for membership revenue also declined from 2003 to 2004 in tandem with the decrease in this revenue stream.

     The 66% decrease in costs of sales from 2002 to 2003 is related to a 95% decline in traffic acquisition costs. Traffic acquisition costs declined from 2002 to 2003 because we ceased actively purchasing traffic for our sites during the 2003 fiscal year. In addition, depreciation expense declined 47% due to the restructuring completed during the 2003 fiscal year through which we wrote off excess equipment. Variable costs related to the processing of credit cards for membership revenue also declined from 2002 to 2003 as this revenue stream declined year-over-year.

OPERATING INCOME (LOSS)

     Operating income increased from 2003 to 2004 primarily due to the fact that cost of sales and operating expenses declined by $5.0 million year-over-year while revenue for the same period declined by only $4.5 million. The 54% decline in operating expenses from 2003 to 2004 is related to decreases in payroll, benefits and other office expenses for all of our departments as a result of the final restructuring completed during the fourth quarter of the 2003 fiscal year (see "Internet Restructuring 2003" below). This restructuring resulted in a decrease in sales, marketing, data center, and web development personnel.

     Operating income decreased 114% from 2002 to 2003 primarily due to the fact that the 66% decrease in revenue year-over-year was only partially offset by a 62% decrease in cost of sales and operating expenses for the same period.

     The 56% decrease in operating expenses from 2002 to 2003 was related to
a) the elimination of our in-house customer service and credit card processing functions; b) a decrease in payroll, benefits, and facility costs related to the restructuring and relocation of the sales, marketing, engineering and web development departments to Boulder, Colorado; c) a decrease in trade show related costs; and d) a decrease in travel related costs.

RESTRUCTURING EXPENSES

                                                                            (IN MILLIONS)
                                                                         TWELVE MONTHS ENDED
                                                                               MARCH 31
                                                                     ----------------------------
                                                                      2004       2003       2002
                                                                     ------     ------     ------
Asset impairment expense........................................     $  0.0     $(1.4)     $  0.0
Restructuring expense...........................................     $  0.0     $(3.2)     $(3.2)
                                                                     ------     ------     ------
     Total Impairment and Restructuring.........................     $  0.0     $(4.6)     $(3.2)
                                                                     ======     ======     ======

INTERNET RESTRUCTURING 2002

     During the fiscal year ended March 31, 2002, we adopted a restructuring plan with respect to our Internet Group's operations. The plan provided for the consolidation of the Internet Group's engineering, web production, sales and marketing departments to our Boulder, Colorado location and the elimination of the Internet Group's customer service department due to the outsourcing of its credit card processing functions. In addition, the Internet Group vacated its office facilities in Sherman Oaks, California that were being utilized by these functions.

     Total restructuring charges of $3.2 million related to this plan were recorded during the 2002 fiscal year, of which $0.8 million related to the termination of 31 employees. In addition, 10 other positions were eliminated through attrition. Also included in the restructuring charge was $1.2 million of expenses related to the excess office space in Sherman Oaks, California and $1.0 million related to the write off of excess furniture and equipment.

DATA CENTER RESTRUCTURING 2003

     During the fiscal year ended March 31, 2003, we adopted a restructuring plan to close the Internet Group's in-house data center in Sherman Oaks, California and move its servers, bandwidth and content delivery functions to the same location as the Pay TV Group's digital broadcast facility in Boulder, Colorado. Total restructuring charges of $3.1 million related to this plan were recorded during the year, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.4 million of rent expense related to the data center space in Sherman Oaks and $2.6 million related to the write off of excess equipment.

INTERNET RESTRUCTURING 2003

     During the fiscal year ended March 31, 2003, we adopted a final restructuring plan to eliminate 13 positions within our Internet Group. Total restructuring charges of $0.3 million were recorded, of which $10,000 related to the termination of thirteen positions and $0.2 million related to the write off of excess equipment and operating leases.

ASSET IMPAIRMENT

     We recognized impairment losses on certain domain names owned by our Internet Group of $1.4 million during the fiscal year ended March 31, 2003. Management identified certain conditions, including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to the Internet Group's domain names, as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of our acquisition of the Internet Group. We revised our projections and determined that the projected results would not fully support the future amortization of the domain names associated with the Internet Group.

     In accordance with the Company's policy, management assessed the recoverability of the domain names using a cash flow projection based on the remaining amortization period of two to four years. Based on this projection, the cumulative cash flow over the remaining amortization periods was insufficient to fully recover the intangible asset balance.

CORPORATE ADMINISTRATION

     The following table sets forth certain financial information for Corporate Administration expenses for the three years ended March 31:

                                                  (IN MILLIONS)
                                               TWELVE MONTHS ENDED
                                                     MARCH 31                     PERCENT CHANGE
                                           ----------------------------      ------------------------
                                            2004       2003       2002       '04 VS '03    '03 VS '02
                                           ------     ------     ------      ----------    ----------
Operating Expenses....................     $(5.0)     $(7.2)     $(5.9)          (31%)          22%
                                           ======     ======     ======

     Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Pay TV and Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation cost, and printing costs associated with the Company's public filings.

     The 31% decrease in corporate administration expenses from 2003 to 2004 is primarily due to an 81% decrease in legal fees. Legal fees decreased from 2003 due to the settlement of a lawsuit with three former officers of our Company during the last quarter of our 2003 fiscal year. In addition, we also saw a decrease in our postage, printing and public relation expenses. These expenses were 62% higher in the 2003 fiscal year due to the proxy fight that the Company was involved in that year. Consulting costs also declined from 2003, as we were no longer using an outside corporate advisory firm. The decline in these costs was offset by an increase in our accounting and auditing costs and an increase in fees paid to our outside Board members for the 2004 fiscal year.

     The 22% increase in corporate administration expenses from 2002 to 2003 is primarily due to 1) an 82% increase in legal fees related to a lawsuit that we filed against three former officers of our Company (these lawsuits were settled by the end of the 2003 fiscal year and no additional costs were incurred going forward), 2) a 59% increase in general insurance and directors and officers insurance premiums, 3) the addition of fees paid to our outside Board members, and 4) a 99% increase in expenses related to the proxy fight that the Company defended itself against (public relations, printing and postage costs). The increase in these expenses was offset by a 27% decrease in payroll and benefit costs due to the elimination of several senior management positions and a 29% decrease in travel costs. We estimate that approximately $1.9 million of our 2003 corporate administration expenses related to the proxy fight and our lawsuit with our former officers.

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

     During the years ended March 31, 2004 and 2003, we determined that it is more likely than not that our deferred tax assets will not be realized and we, accordingly, recorded a valuation allowance against the net deferred tax assets of $6.7 million and $7.2 million, respectively. If we generate future taxable income against which these attributes may be applied, some portion of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods. However, during the 2004 fiscal year, options and warrants were exercised and certain disqualified dispositions occurred resulting in deductions for tax purposes of approximately $10.5 million. As the $3.9 million valuation allowance for these tax assets is reversed it will be credited to Additional Paid-in-Capital instead of net income.

LIQUIDITY AND CAPITAL RESOURCES
CASH FLOWS FROM OPERATING ACTIVITIES AND INVESTING ACTIVITIES:

     Our statements of cash flows are summarized as follows (in millions):

                                                                 YEAR ENDED MARCH 31,
                                                               -------------------------
                                                               2004      2003      2002
                                                               -----     -----     -----
        Net cash provided by operating activities..........    $13.9     $   0     $ 5.8
                                                               =====     =====     =====
        Cash flows used in investing activities:
             Purchases of equipment and furniture..........     (1.4)     (0.7)     (2.8)
             Purchase of investments.......................     (1.6)      0.0       0.0
             Purchase of subscriber base...................      0.0       0.0      (0.5)
                                                               -----     -----     -----
        Net cash used in investing activities..............    $(3.0)    $(0.7)    $(3.3)
                                                               =====     =====     =====

     The increase in cash provided by operating activities from 2003 to 2004 was primarily related to increased profits in 2004 versus 2003. The following items also significantly impacted cash flows from operations for 2004 versus 2003:

     O Depreciation and amortization charges decreased to $6.0 million for the 2004 fiscal year from $7.5 million for the 2003 fiscal year

     O Prepaid distribution rights related to the licensing of content declined to $2.9 million in 2004 from $4.2 million in 2003

     O Other accrued liabilities increased by $1.1 million from 2003 to 2004

     O Accounts receivable increased from $5.7 million in 2003 to $6.9 million in 2004

     The decrease in cash provided by operating activities from 2002 to 2003 was primarily related to an increase in our net loss from $0.6 million in 2002 to $11.9 million in 2003. The following items also significantly impacted cash flows from operations for 2003 versus 2002:

     O Accounts receivable increased from $4.3 million in 2002 to $5.7 million in 2003

     O Prepaid distribution rights related to the licensing of content was $4.2 million in 2003 compared to $4.8 million in 2002

     O We established a valuation allowance for our deferred tax assets in the amount of $5.3 million during our 2003 fiscal year

     O We had $4.0 million in non-cash charges related to our Internet restructurings and the impairment of certain domain names during the 2003 fiscal year

     Purchases of equipment and furniture accounted for the most significant cash outlays for investing activities in each of the three years ended March 31, 2004, 2003 and 2002. Purchases of equipment and furniture during the 2004 fiscal year related primarily to purchases of broadcast equipment, including a new broadcast cluster to allow for increased redundancy of our digital broadcast center, purchases of encrypting equipment necessary for new cable launches, and leasehold improvements necessary to upgrade our digital broadcast facility. Purchases of equipment and furniture for the 2003 fiscal year related primarily to purchases of software licenses, minor equipment upgrades to the Pay TV Group's digital broadcast facility and the purchase of encrypting equipment for new cable launches, while the purchases completed during the 2002 fiscal year were primarily related to the Internet Group's data center facility in Los Angeles. We currently estimate that purchases of equipment and furniture during the 2005 fiscal year will be less than $1.5 million, which will include approximately $0.3 million to complete the improvements we are making to our digital broadcast facility.

     Purchases of investments represented the next most significant investing activity during the 2004 fiscal year. These purchases related to certificates of deposits in which we invested during the year.

FINANCING ACTIVITIES:

     Our cash flows provided by (used in) financing activities are as follows (in millions):

                                                                 YEAR ENDED MARCH 31,
                                                               -------------------------

                                                               2004      2003      2002
                                                               -----     -----     -----

        Cash flows provided by (used in) financing activities:

             Payments on capital lease obligations.........    $(1.1)    $(1.7)    $(2.1)

             Decrease notes payable........................     (0.1)     (2.0)     (3.0)

             Stock options/warrants exercised..............      6.3       0.2       0.2

             Retirement of stock...........................     (1.5)      0.0       0.0

             Issuance of redeemable preferred stock........      2.0       2.8       0.0

             Redemption of redeemable preferred stock......     (5.3)      0.0       0.0

             Other.........................................     (0.2)     (0.2)      0.0
                                                               -----     -----     -----

        Net cash provided by (used in) financing
          activities:......................................    $ 0.1     $(0.9)    $(4.9)
                                                               =====     =====     =====

     During the 2003 fiscal year we issued 1.4 million shares of Class A Redeemable Preferred Stock at $2.00 per share. The proceeds from this offering were used to repay $2.0 million of the Company's notes payable. An additional $1.0 million in debt was converted to 0.5 million shares of Class A Redeemable Preferred Stock. During the 2004 fiscal year, we issued 2.5 million shares of Class B Redeemable Preferred Stock at $0.81 per share. The proceeds from this offering were used to redeem $1.0 million of the Company's Class A Redeemable Preferred Stock and to fund the purchase and subsequent retirement of 2,520,750 shares of New Frontier Media, Inc. common stock from Edward Bonn, a former officer of the Company.

     During the 2004 fiscal year, we redeemed $5.3 million of the Class A and Class B Redeemable Preferred Stock. In addition, during the 2004 fiscal year $0.5 million of the Class B Redeemable Preferred Stock was converted into a note payable which was then subsequently repaid.

     Much of our cash used in financing activities during the 2004 fiscal year was offset by the exercise of stock options and warrants which generated cash from financing activities of $6.3 million.

     In May 2004, we repaid our secured note payable in the amount of $0.4 million. Ongoing interest expense for our remaining capital lease obligations and debt is anticipated to be immaterial.

     If we were to lose our major customers that account for 34% and 16% of our revenue, our ability to finance our future operating requirements would be severely impaired.

     The Company did not incur any Federal income taxes for the year ended March 31, 2004, due to certain prior year restructuring charges and impairments being deductible in the current year, deductions resulting from the exercise of warrants and options, and the availability of prior year net operating loss carryforwards. Certain state taxes were unable to be offset by these deductions.

     We expect that we will be able to utilize our net operating loss carryovers from this and prior years to offset most of our taxable income for the 2005 fiscal year. However, we do expect to pay some federal and state taxes during the 2005 fiscal year. We currently estimate the cash required for these taxes to be less than $1.0 million.

     We believe that existing cash and cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures that may be incurred can be financed through our cash flows from operations.

     The following is a summary of the Company's contractual obligations for the periods indicated that existed as of March 31, 2004, and is based on information appearing in the Notes to the Consolidated Statements:

                                                         PAYMENTS DUE BY PERIOD (IN 000'S)
                                               -----------------------------------------------------
                                                          LESS THAN     1-3       3-5      MORE THAN
          CONTRACTUAL OBLIGATIONS               TOTAL      1 YEAR      YEARS     YEARS     5 YEARS
--------------------------------------------   -------     -------     ------    ------       ---
Capital Lease Obligations...................   $   570     $   408     $  162    $   --        --
Operating Lease Obligations.................     9,017       3,640      2,457     2,920        --
Long-term notes payable.....................       275           0        275        --        --
TOTAL.......................................   $ 9,862     $ 4,048     $2,894    $2,920         0

     The Company is currently renegotiating its broadcast uplinking contract with a third party provider. The current contract expires May 31, 2004. The new contract is expected to be for a three-year term with an annual cost of $900,000 per year.

NEW ACCOUNTING PRONOUNCEMENTS

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

     INTEREST RATE RISK. As of June 1, 2004, the Company had cash in checking and money market accounts and certificates of deposit. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company's borrowings are at fixed interest rates, limiting the Company's exposure to interest rate risk.

     FOREIGN CURRENCY EXCHANGE RISK. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of New Frontier Media, Inc. and its subsidiaries, including the notes thereto and the report of independent accountants therein, commence at page F-2 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

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

     In connection with its audit of the Company's consolidated financial statements for the year ended March 31, 2004, Grant Thornton, LLP ("Grant Thornton") the Company's independent registered accountants, advised the Audit Committee and management of an internal control matter with respect to deferred revenue that they considered to be a reportable condition as that term is defined under standards established by the American Institute of Certified Public Accountants. The Company considered these matters in connection with the year end closing process and the preparation of the March 31, 2004 consolidated financial statements included in this Form 10-K and also determined that no prior period financial statements were materially affected by such matters. In response to the observations made by Grant Thornton, in fiscal 2005 the Company will (i) expand the scope of the review of the deferred revenue calculation on a monthly and quarterly basis, and (ii) will implement certain enhancements to its internal controls and procedures, which it believes will address the matter raised by Grant Thornton.

     As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report. This evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's controls and procedures were effective, except as noted above.

     Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held in August 2004, which will be filed within 120 days after the close of our fiscal year ended March 31, 2004, and is incorporated herein by reference, pursuant to General Instruction G(3). Please see "Executive Officers of the Registrant" in
Part I of this form.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held in August 2004, which will be filed within 120 days after the close of our fiscal year ended March 31, 2004, and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held in August 2004, which will be filed within 120 days after the close of our fiscal year ended March 31, 2004, and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held in August 2004, which will be filed within 120 days after the close of our fiscal year ended March 31, 2004, and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held in August 2004, which will be filed within 120 days after the close of our fiscal year ended March 31, 2004, and is incorporated herein by reference, pursuant to General Instruction G(3).

                                    PART IV.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

     The following documents are filed as part of this report:

     1) FINANCIAL STATEMENTS

        The financial statements listed in the Table of Contents to Consolidated Financial Statements are filed as part of this report.

     2) FINANCIAL STATEMENT SCHEDULES -- All schedules have been included in the Consolidated Financial Statements or Notes thereto.

     3) EXHIBITS

   EXHIBITS
   NUMBER                                       DESCRIPTION
   ------    ---------------------------------------------------------------------------------
    3.01     --Articles of Incorporation of Company, with Amendment(1)
    3.02     --First Amended ByLaws of Company(1)
    4.01     --Form of Common Stock Certificate(1)
   10.01     --Office Lease Agreement, dated August 12, 1998, for premises at 5435 Airport
               Boulevard, Boulder CO.(2)
   10.02     --Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet
               Concerning Skynet Transponder Service(4)
   10.03     --Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet
               Concerning Skynet Space Segment Service(4)
   10.04     --Amendment No. 1 to Agreement between Colorado Satellite Broadcasting, Inc. and
               Loral Skynet Concerning Skynet Space Segment Service(4)
   10.05     --Teleport Services Agreement Between Colorado Satellite Broadcasting, Inc. and
               Williams Vyvx Services(4)
   10.06     --Amendment No. 1 to Teleport Services Agreement Between Colorado Satellite
               Broadcasting, Inc. and Williams Vyvx Services(4)
   10.07     --Amendment No. 2 to Teleport Services Agreement Between Colorado Satellite
               Broadcasting, Inc. and Williams Vyvx Services(4)
   10.08     --Amendment No. 3 to Teleport Services Agreement Between Colorado Satellite
               Broadcasting, Inc. and Williams Vyvx Services(4)
   10.09     --Employment Agreement between New Frontier Media, Inc. and Karyn L. Miller(4)
   10.10     --License Agreement between Colorado Satellite Broadcasting, Inc. and Metro
               Global Media, Inc.(4)
   10.11     --Employment Agreement between Ken Boenish and Colorado Satellite
               Broadcasting, Inc.(5)
   10.12     --Amendment IV to Teleport Services Agreement Between Colorado Satellite
               Broadcasting, Inc. and Williams Vyvx Services(5)
   10.13     --Amendment Number Two to the Agreement between Colorado Satellite Broadcasting,
               Inc. and Loral Skynet Concerning Skynet Space Segment Service(5)

   EXHIBITS
   NUMBER                                       DESCRIPTION
   ------    ---------------------------------------------------------------------------------
   10.14     --Amendment Number 1 between Colorado Satellite Broadcasting, Inc. and Loral
               Skynet Concerning Skynet Transponder Service(6)
   10.15     --Amendment Number 4 between Colorado Satellite Broadcasting, Inc. and Loral
               Skynet Concerning Skynet Space Segment Service(9)
   10.16     --Employment Agreement between Michael Weiner and New Frontier Media, Inc.(7)
   10.17     --Separation and Consulting Agreement between Mark Kreloff and New Frontier
               Media, Inc.(7)
   10.18     --Amendment to Employment Agreement between Michael Weiner and New Frontier
               Media, Inc.(8)
   10.19     --Amendment to Employment Agreement between Ken Boenish and Colorado Satellite
               Broadcasting, Inc.(8)
   10.20     --Amendment to Employment Agreement between Karyn Miller and New Frontier Media,
               Inc.(8)
   10.21     --Office Lease Agreement dated April 11, 2001 between New Frontier Media, Inc.
               and Northview Properties, LLC(9)
   10.22     --Lease Modification Agreement between New Frontier Media, Inc. and LakeCentre
               Plaza Limited, LLP dated July 2003(9)
   10.23     --Catalog License Agreement between Pleasure Productions, Inc. and Colorado
               Satellite Broadcasting, Inc.(9)
   14.00     --Code of Ethics for New Frontier Media, Inc.'s Financial Management(7)
   21.01     --Subsidiaries of the Company(3)
   23.01     --Consent of Grant Thornton LLP(9)
   31.01     --Certification by President Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
   31.02     --Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(9)
   32.03     --Certification by President Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)
   32.04     --Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(9)

1 Incorporated by reference to the Company's Registration Statement on Form SB-2
  (File No. 333-35337).

2 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999.

3 Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 2000.

4 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

5 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

6 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

7 Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended March 31, 2003.

8 Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

9 Filed herewith.

REPORTS ON FORM 8-K

     The Company did not file any Form 8-Ks during the quarter ended March 31, 2004.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, New Frontier Media has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NEW FRONTIER MEDIA, INC.

                                          /s/ Michael Weiner

                                          Michael Weiner
                                          Chief Executive Officer

               NAME AND CAPACITY                                      DATE
-----------------------------------------------   --------------------------------------------

/s/ MICHAEL WEINER                                June 14, 2004
 ..............................................
Name: Michael Weiner
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ KARYN MILLER                                  June 14, 2004
 ..............................................
Name: Karyn Miller
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ MATT ARMSTRONG                                June 14, 2004
 ..............................................
Name: Matt Armstrong
Title: Director

/s/ MELISSA HUBBARD                               June 14, 2004
 ..............................................
Name: Melissa Hubbard
Title: Director

/s/ ALAN ISAACMAN                                 June 14, 2004
 ..............................................
Name: Alan Isaacman
Title: Director

/s/ HIRAM WOO                                     June 14, 2004
 ..............................................
Name: Hiram Woo
Title: Director

/s/ DAVID NICHOLAS                                June 14, 2004
 ..............................................
Name: David Nicholas
Title: Director

/s/ SKENDER FANI                                  June 14, 2004
 ..............................................
Name: Skender Fani
Title: Director

                      [This page intentionally left blank]

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               -----

          Report of Registered Public Accounting Firm........................   F-2

          Consolidated Balance Sheets........................................   F-3

          Consolidated Statements of Operations..............................   F-5

          Consolidated Statements of Comprehensive Income (Loss).............   F-6

          Consolidated Statements of Changes in Shareholders' Equity.........   F-7

          Consolidated Statements of Cash Flows..............................   F-8

          Notes to Consolidated Financial Statements.........................  F-10

          SUPPLEMENTAL INFORMATION

          Valuation and Qualifying Accounts -- Schedule II...................  F-32

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors of
  NEW FRONTIER MEDIA INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheets of New Frontier Media, Inc. and Subsidiaries as of March 31, 2004 and March 31, 2003, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the New Frontier Media Inc. and Subsidiaries as of March 31, 2004 and March 31, 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, New Frontier Media, Inc. and Subsidiaries adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," on January 1, 2002.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule included in the accompanying supplementary information section is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. For the years ended March 31, 2004 and 2003, this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

GRANT THORNTON LLP

New York, New York
May 20, 2004

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)
                                     ASSETS

                                                                               MARCH 31,
                                                                          --------------------
                                                                           2004         2003
                                                                          -------      -------
CURRENT ASSETS:
  Cash and cash equivalents...........................................    $15,352      $ 4,264
  Accounts receivable, net of allowance for doubtful
     accounts of $68 and $90, respectively............................      6,872        5,680
  Investments.........................................................      1,478           --
  Prepaid expenses....................................................        497          610
  Other...............................................................        236          452
                                                                          -------      -------
          TOTAL CURRENT ASSETS........................................     24,435       11,006
                                                                          -------      -------

EQUIPMENT AND FURNITURE, net..........................................      3,727        3,951
                                                                          -------      -------

OTHER ASSETS:
  Prepaid distribution rights, net....................................     11,627       11,520
  Goodwill............................................................      3,743        3,743
  Other identifiable intangible assets, net...........................        356        1,124
  Deposits............................................................        156          567
  Investments.........................................................        100           --
  Other...............................................................        618        3,114
                                                                          -------      -------
          TOTAL OTHER ASSETS..........................................     16,600       20,068
                                                                          -------      -------
          TOTAL ASSETS................................................    $44,762      $35,025
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (IN 000S EXCEPT PER SHARE DATA)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               MARCH 31,
                                                                          --------------------
                                                                           2004         2003
                                                                          -------      -------
CURRENT LIABILITIES:
  Accounts payable....................................................    $ 1,767      $ 2,606
  Current portion of obligations under capital lease..................        356          996
  Deferred revenue....................................................      1,304        2,223
  Current portion of notes payable....................................        653           --
  Accrued restructuring expense.......................................      1,026        1,304
  Accrued compensation................................................        952          478
  Accrued liabilities.................................................      1,259          747
                                                                          -------      -------
          TOTAL CURRENT LIABILITIES...................................      7,317        8,354
                                                                          -------      -------

LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current portion............        154          465
  Notes payable, net of current portion...............................        275           --
  Redeemable preferred stock..........................................         --        3,750
                                                                          -------      -------
          TOTAL LONG-TERM LIABILITIES.................................        429        4,215
                                                                          -------      -------
          TOTAL LIABILITIES...........................................      7,746       12,569
                                                                          -------      -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Common stock, $.0001 par value, 50,000,000 shares authorized,
     22,386,008 and 21,322,816 shares issued and outstanding,
     respectively.....................................................          2            2
  Preferred stock, $.10 par value, 5,000,000 shares authorized:
     Class A, no shares issued and outstanding........................         --           --
     Class B, no shares issued and outstanding........................         --           --
  Additional paid-in capital..........................................     49,590       45,943
  Accumulated deficit.................................................    (12,576)     (23,489)
                                                                          -------      -------
          TOTAL SHAREHOLDERS' EQUITY..................................     37,016       22,456
                                                                          -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................    $44,762      $35,025
                                                                          =======      =======

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN 000S EXCEPT PER SHARE DATA)

                                                                     YEAR ENDED MARCH 31,
                                                             ------------------------------------
                                                               2004          2003          2002
                                                             --------      --------      --------
NET SALES................................................    $ 42,878      $ 36,747      $ 52,435
COST OF SALES............................................      16,696        18,197        25,634
                                                             --------      --------      --------
GROSS MARGIN.............................................      26,182        18,550        26,801
                                                             --------      --------      --------
OPERATING EXPENSES:
  Sales and marketing....................................       4,653         6,135         7,906
  General and administrative.............................       9,813        12,837        15,729
  Impairment expense.....................................          --         1,341            --
  Goodwill amortization..................................          --            --           636
  Restructuring expense..................................          --         3,230         3,158
                                                             --------      --------      --------
          TOTAL OPERATING EXPENSES.......................      14,466        23,543        27,429
                                                             --------      --------      --------
          OPERATING INCOME (LOSS)........................      11,716        (4,993)         (628)
                                                             --------      --------      --------

OTHER INCOME (EXPENSE):
  Interest income........................................          50            62           193
  Interest expense.......................................      (1,157)       (1,633)       (1,842)
  Litigation reserve.....................................          --            --         1,680
  Other..................................................         311           (60)          341
                                                             --------      --------      --------
          TOTAL OTHER INCOME (EXPENSE)...................        (796)       (1,631)          372
                                                             --------      --------      --------
INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME
  TAXES..................................................      10,920        (6,624)         (256)
                                                             --------      --------      --------
  Minority interest in loss of subsidiary................          --            --          (171)
                                                             --------      --------      --------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES...........................................      10,920        (6,624)         (427)
  Provision for income taxes.............................          (7)       (5,271)         (155)
                                                             --------      --------      --------
NET INCOME (LOSS)........................................    $ 10,913      $(11,895)     $   (582)
                                                             ========      ========      ========
Basic income (loss) per share............................    $   0.53      $  (0.56)     $  (0.03)
                                                             ========      ========      ========
Diluted income (loss) per share..........................    $   0.50      $  (0.56)     $  (0.03)
                                                             ========      ========      ========

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (IN 000'S)

                                                                     YEAR ENDED MARCH 31,
                                                             ------------------------------------
                                                               2004          2003          2002
                                                             --------      --------      --------
  Net income (loss)......................................    $ 10,913      $(11,895)     $   (582)
  Other comprehensive loss
     Unrealized loss on available-for-sale marketable
       securities, net of tax............................          --            --           (13)
                                                             --------      --------      --------
          Total comprehensive income (loss)..............    $ 10,913      $(11,895)     $   (595)
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                          (IN 000S EXCEPT SHARE DATA)

                                                   COMMON STOCK                        ACCUMULATED
                                                 $.0001 PAR VALUE        ADDITIONAL      OTHER
                                              ----------------------      PAID-IN      COMPREHENSIVE    ACCUMULATED
                                                SHARES       AMOUNTS      CAPITAL        LOSS            DEFICIT         TOTAL
                                              ----------     -------     ----------    -------------    -----------    ----------
BALANCES, March 31, 2001...................   20,938,420      $   2       $ 43,929         $ (93)        $ (11,012)     $ 32,826
 Exercise of stock options/warrants........      168,693         --            306                                           306
 Issuance of warrants for consulting.......           --         --            145                                           145
 Issuance of stock for other...............       54,466         --            151                                           151
 Issuance of stock for purchase of
   subscriber base.........................       94,137         --            250                                           250
 Issuance of warrants for license
   agreement...............................           --         --            861                                           861
 Retirement of stock.......................       (8,800)        --            (16)                                          (16)
 Unrealized losses on available-for-sale
   securities..............................                                                  (13)                            (13)
 Net loss..................................                                                                   (582)         (582)
                                              ----------      -----       --------         -----         ---------      --------
BALANCES, March 31, 2002...................   21,246,916          2         45,626          (106)          (11,594)       33,928
 Exercise of stock options/warrants........       75,900         --            111                                           111
 Permanent impairment to investment........                                                  106                             106
 Issuance of warrants for consulting.......                      --             72                                            72
 Legal settlement..........................                      --            134                                           134
 Net loss..................................                                                                (11,895)      (11,895)
                                              ----------      -----       --------         -----         ---------      --------
BALANCES, March 31, 2003...................   21,322,816          2         45,943            --           (23,489)       22,456
 Exercise of stock options/warrants........    2,391,414                     6,239                                         6,239
 Cashless exercise of warrants.............      675,347                        --                                            --
 Legal settlement..........................       60,000                        45                                            45
 Retirement of stock.......................   (2,520,750)                   (1,500)                                       (1,500)
 Cancellation of warrants associated with
   license agreement.......................                                 (1,152)                                       (1,152)
 Elimination of inter-company investment...                                   (558)                                         (558)
 Stock issued in connection with
   financing...............................      500,000                       410                                           410
 Other.....................................      (42,819)                      163                                           163
 Net income................................                                                                 10,913        10,913
                                              ----------      -----       --------         -----         ---------      --------
BALANCES, March 31, 2004...................   22,386,008      $   2       $ 49,590         $  --         $ (12,576)     $ 37,016
                                              ==========      =====       ========         =====         =========      ========

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                      YEAR ENDED MARCH 31,
                                                                 -------------------------------
                                                                   2004        2003       2002
                                                                 --------    --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................................   $ 10,913    $(11,895)   $  (582)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
     Conversion of interest to common stock...................         --         115        336
     Stock/warrants issued for services, interest and legal
       settlement.............................................        597         490        410
     Amortization of deferred debt offering costs.............        173         305        555
     Depreciation and amortization............................      5,976       7,479      8,867
     Asset impairment related to restructuring charge.........         --       2,676      1,087
     Asset impairment.........................................         --       1,341         --
     Deferred income taxes....................................         --       5,251        114
     Decrease in legal reserve................................         --          --     (2,500)
     Minority interest in subsidiary..........................         --          --        171
     Other....................................................        129          10         --
     Write-off of marketable securities -- available for
       sale...................................................         --         118         --
     (Increase) Decrease in operating assets
            Accounts receivable...............................     (1,192)     (1,427)     1,494
            Receivables and prepaid expenses..................        158         252      1,441
            Prepaid distribution rights.......................     (2,945)     (4,177)    (4,841)
            Other assets......................................        455         689       (369)
     Increase (Decrease) in operating liabilities
            Accounts payable..................................       (213)        436        538
            Deferred revenue, net.............................       (919)       (696)      (940)
            Reserve for chargebacks/credits...................        (61)       (265)      (104)
            Accrued restructuring cost........................       (279)       (438)     1,851
            Other accrued liabilities.........................      1,103        (211)    (1,718)
                                                                 --------    --------    -------
          NET CASH PROVIDED BY
            OPERATING ACTIVITIES..............................     13,895          53      5,810
                                                                 --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment and furniture......................     (1,367)       (667)    (2,772)
     Purchase of domain names.................................         --          --        (33)
     Purchase of subscriber base..............................         --          --       (500)
     Purchase of investments..................................     (1,578)         --         --
                                                                 --------    --------    -------
          NET CASH USED IN INVESTING ACTIVITIES...............     (2,945)       (667)    (3,305)
                                                                 --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations....................     (1,125)     (1,696)    (2,099)
     Repayment (issuance) of related party notes receivable...         --           6        (10)
     Decrease in notes payable................................       (100)     (2,000)    (3,000)
     Proceeds from stock options and warrant exercises........      6,258         245        235
     Retirement of stock......................................     (1,500)         --         --
     Redemption of redeemable preferred stock.................     (5,250)         --         --
     Issuance of redeemable preferred stock...................      2,000       2,750         --
     Increase in debt offering cost...........................         --        (225)        --
     Decrease in other financing obligations..................       (145)         --         --
                                                                 --------    --------    -------
          NET CASH PROVIDED BY (USED IN) FINANCING
            ACTIVITIES........................................        138        (920)    (4,874)
                                                                 --------    --------    -------

    The accompanying notes are an integral part of the audited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (IN 000S)

                                                                       YEAR ENDED MARCH 31,
                                                                   -----------------------------
                                                                    2004       2003       2002
                                                                   -------    -------    -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............   $11,088    $(1,534)   $(2,369)
CASH AND CASH EQUIVALENTS, beginning of year....................     4,264      5,798      8,167
                                                                   -------    -------    -------
CASH AND CASH EQUIVALENTS, end of year..........................   $15,352    $ 4,264    $ 5,798
                                                                   =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid..............................................   $ 1,280    $   949    $   948
                                                                   =======    =======    =======
     Income taxes paid..........................................   $     7    $    20    $    52
                                                                   =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
     Purchase of equipment via capital lease obligation.........   $   135    $   537    $ 2,225
                                                                   =======    =======    =======
     Warrants issued for equity raising.........................   $    --    $  (196)   $    --
                                                                   =======    =======    =======
     Warrants issued for debt raising...........................   $    --    $  (187)   $    --
                                                                   =======    =======    =======
     Common stock issued for subscriber base....................   $    --    $    --    $   250
                                                                   =======    =======    =======
     Conversion of notes payable to Class A Redeemable Preferred
       Stock....................................................   $    --    $ 1,000    $    --
                                                                   =======    =======    =======
     Conversion of Class B Redeemable Preferred Stock to notes
       payable..................................................   $   500    $    --    $    --
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     New Frontier Media, Inc. ("New Frontier Media"), is a publicly traded holding company for its operating subsidiaries. Colorado Satellite Broadcasting, Inc. ("CSB"), d/b/a The Erotic Networks, ("TEN") is a leading provider of adult programming to multi-channel television providers and low-powered direct-to-home households. Through its VOD service and its networks--Pleasure, TEN, TEN*Clips, TEN*Xtsy, TEN*Blue, TEN*Blox, and TEN*Max--TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult consumers. Ten Sales, Inc. formed in April 2003, is responsible for marketing the products for TEN.

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

     IGI aggregates and resells adult content via the Internet. IGI sells content to monthly subscribers through its broadband site, www.TEN.com, partners with third-party gate-keepers for the distribution of www.TEN.com and wholesales pre-packaged content to various web masters. ITN and CTI have been inactive since March 31, 2002.

     The majority of the Company's sales are derived from the United States. International sales were approximately $524,000, $1,022,000 and $3,101,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid instruments with original maturities of less than 90 days. The Company maintains cash deposits with major banks which exceed federally insured limits. At March 31, 2004, the Company exceeded the federally insured limits by approximately $15,252,000. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

INVESTMENTS

     Short and long-term investments are classified as `held to maturity' securities and are stated at cost. Investments consist of certificates of deposits with varying maturity lengths and approximates fair market value. These are recorded at fair value on the Consolidated Balance Sheet.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of cash and cash equivalents, accounts receivable, investments, accounts payable, accrued expenses and other liabilities approximate their carrying value due to their short maturities. The fair value of obligations under capital leases and preferred stock approximate the carrying value and is estimated based on the current interest rates offered to the Company for debt of similar maturity.

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

PREPAID DISTRIBUTION RIGHTS

     The Company's Pay TV Group's film and content library consists of newly produced and historical film licensing agreements. The Company accounts for the licenses in accordance with FAS 63 Financial Accounting by Broadcasters. Accordingly, the Company capitalizes the costs associated with the licenses and certain editing costs and amortizes these costs on a straight-line basis over the life of the licensing agreement (generally 5 years). Pursuant to FAS 63 the costs associated with the license agreements should be amortized based on the relative revenues earned for each usage of the film. Management has determined that it is appropriate to amortize these costs on a straight-line basis under the assertion that each usage of the film is expected to generate similar revenues. The Company regularly reviews and evaluates the appropriateness of amortizing film costs on a straight-line basis and assesses if an accelerated method would more appropriately reflect the revenue generation of the content. Through its analysis, management has concluded that the current policy of recognizing the costs incurred to license the film library on a straight-line basis most accurately reflects the revenue generated by each usage of the film.

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

EQUIPMENT AND FURNITURE

     Equipment and furniture are stated at cost less accumulated depreciation. The cost of maintenance and repairs is charged to operations as incurred; significant additions and betterments are capitalized. Depreciation is computed using the straight-line method over the estimated useful life of the assets.

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

     Other identifiable intangible assets primarily include amounts paid to acquire domain names, trademarks and customer lists. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives that range from 3 to 15 years.

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

DEBT ISSUE COSTS

     Fees and warrants issued in connection with the issuance of notes payable and preferred stock were capitalized and are being amortized using the straight-line method over the term of the notes. As of March 31, 2004 and 2003, the Company capitalized debt issue costs of approximately $0 and $101,000 net of accumulated amortization of approximately $0 and $482,000, respectively. These amounts are included in other assets on the balance sheet.

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

REVENUE RECOGNITION

     The Pay TV Group's Cable/DBS revenues are recognized based on pay-per-view buys and monthly subscriber counts reported each month by its cable and DBS affiliates. The cable/DBS affiliates do not report actual monthly sales for each of their systems to the Pay TV Group until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on the Pay TV Group's historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt by the Pay TV Group. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

     Revenue from sales of C-Band network subscriptions, ranging from one to twelve months, is recognized monthly on a straight line basis over the term of the subscription.

     Revenue from hotel VOD is recognized on a monthly basis based on buy counts reported each month by a third party provider. The third party provider does not report actual monthly sales for its hotels until approximately 30 days after the month of service. This practice requires management to make monthly revenue estimates based on the third party provider's historical experience. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

     Revenue from internet membership fees is recognized over the life of the membership, which is typically one month. The Company provides an allowance for refunds based on expected membership cancellations, credits and chargebacks. Revenue from processing fees is recorded in the period services are rendered.

     Revenue from advertising of products on the Company's PPV networks is recognized in the month the product is sold as reported by the Company's third party partners. Revenue from spot advertising is recognized in the month the spot is run on the Pay TV Group's networks.

ADVERTISING COSTS

     The Company expenses advertising costs as incurred. Advertising costs for the years ended March 31, 2004, 2003 and 2002 were approximately $875,000, $1,573,000, and $2,529,000, respectively.

INSURANCE PROGRAMS

     In general, the Company is fully insured for costs of casualty claims and medical claims.

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

     Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation" and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2004, 2003 and 2002, respectively: risk free interest rates of 2.78% - 4.62%, 4.62% - 5.93% and 4.75% - 5.25%, respectively; dividend yields of 0%; expected lives of 2 to 5 years, 10 years and 3 years, respectively; and expected volatility of 95%, 95% and 105%, respectively.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income (loss), and net income (loss) per common share had compensation costs for the Company's stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the years ended March 31, 2004, 2003 and 2002 is as follows (in thousands, except share data):

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                   YEAR ENDED
                                                                    MARCH 31,
                                                      -------------------------------------
                                                        2004           2003          2002
                                                      ---------      ---------      -------
        Net income (loss)
             As reported...........................   $  10,913      $ (11,895)     $  (582)
        Deduct:
             Total stock-based employee
             compensation expense determined under
             fair value based method for awards
             granted, modified, or settled, net of
             tax...................................        (877)          (937)      (1,698)
                                                      ---------      ---------      -------
             Pro forma.............................   $  10,036      $ (12,832)     $(2,280)
                                                      =========      =========      =======
        Basic earnings (loss) per common share
             As reported...........................   $    0.53      $   (0.56)     $ (0.03)
             Pro forma.............................   $    0.49      $   (0.60)     $ (0.11)
        Diluted earnings (loss) per common share
             As reported...........................   $    0.50      $   (0.56)     $ (0.03)
             Pro Forma.............................   $    0.46      $   (0.60)     $ (0.11)

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INCOME (LOSS) PER SHARE

     The components of basic and diluted income (loss) per share are as follows (in thousands):

                                                                    YEAR ENDED
                                                                     MARCH 31,
                                                         ---------------------------------
                                                           2004         2003        2002
                                                         --------     --------     -------
      Net income (loss)..............................    $ 10,913     $(11,895)    $  (582)
                                                         ========     ========     =======
      Average outstanding shares of common stock.....      20,522       21,319      21,128
      Dilutive effect of Warrants/Employee Stock
        Options......................................       1,370           --          --
                                                         --------     --------     -------
      Common stock and common stock equivalents......      21,892       21,319      21,128
                                                         ========     ========     =======
      Basic income (loss) per share..................    $   0.53     $  (0.56)    $ (0.03)
                                                         ========     ========     =======
      Diluted income (loss) per share................    $   0.50     $  (0.56)    $ (0.03)
                                                         ========     ========     =======

     Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares and/or because the Company reported a net loss during the period were approximately 485,750, 7,054,000 and 7,489,000 for the years ended March 31, 2004, 2003 and 2002, respectively. Inclusion of these options and warrants would be antidilutive.

NOTE 3 -- EQUIPMENT AND FURNITURE

     Equipment and furniture at March 31, consisted of the following (in thousands):

                                                                         2004        2003
                                                                       --------    --------
    Furniture and fixtures.........................................    $    964    $    978
    Computers, equipment and servers...............................       7,922       7,295
    Leasehold improvements.........................................       1,467         967
                                                                       --------    --------
    Equipment and furniture, at cost...............................      10,353       9,240
    Less accumulated depreciation..................................     (6,626)     (5,289)
                                                                       --------    --------
    EQUIPMENT AND FURNITURE, NET...................................       3,727    $  3,951
                                                                       ========    ========

     Depreciation expense was approximately $1,731,000, $2,706,000 and $3,997,000 for the years ended March 31, 2004, 2003 and 2002, respectively.

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

     The Company has the following two reportable segments:

     O Pay TV Group -- distributes branded adult entertainment programming networks and VOD content through electronic distribution platforms including cable television, C-Band, and Direct Broadcast Satellite ("DBS")

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     O Internet Group -- aggregates and resells adult content via the Internet.
       The Internet Group sells content to monthly subscribers through its broadband site, www.TEN.com, partners with third-party gatekeepers for the distribution of www.TEN.com and wholesales pre-packaged content to various web masters.

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

     The following tables represent financial information by reportable segment (in thousands):

                                                                        YEAR ENDED
                                                                         MARCH 31,
                                                             ---------------------------------
                                                              2004         2003         2002
                                                             -------      -------      -------
NET SALES
     Pay TV..............................................    $39,594      $28,870      $29,118
     Internet Group......................................      3,284        7,877       23,234
     Corporate Administration............................         --           --           83
                                                             -------      -------      -------
          Total..........................................    $42,878      $36,747      $52,435
                                                             =======      =======      =======
SEGMENT PROFIT (LOSS)
     Pay TV..............................................    $16,417      $ 6,951      $ 6,132
     Internet Group......................................        204       (5,082)      (1,432)
     Corporate Administration............................     (5,701)      (8,493)      (4,956)
                                                             -------      -------      -------
          Total..........................................    $10,920      $(6,624)     $  (256)
                                                             =======      =======      =======
INTEREST INCOME
     Pay TV..............................................    $    --      $    --      $     7
     Internet Group......................................          3            1            5
     Corporate Administration............................         47           61          181
                                                             -------      -------      -------
          Total..........................................    $    50      $    62      $   193
                                                             =======      =======      =======
INTEREST EXPENSE
     Pay TV..............................................    $   138      $   140      $   176
     Internet Group......................................        183          296          391
     Corporate Administration............................        836        1,197        1,275
                                                             -------      -------      -------
          Total..........................................    $ 1,157      $ 1,633      $ 1,842
                                                             =======      =======      =======
DEPRECIATION AND AMORTIZATION
     Pay TV..............................................    $ 5,610      $ 5,853      $ 5,302
     Internet Group......................................        351        1,613        3,545
     Corporate Administration............................         15           13           20
                                                             -------      -------      -------
          Total..........................................    $ 5,976      $ 7,479      $ 8,867
                                                             =======      =======      =======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  YEAR ENDED
                                                                  MARCH 31,
                                                             --------------------
                                                              2004         2003
                                                             -------      -------
IDENTIFIABLE ASSETS
     Pay TV..............................................    $36,232      $28,487
     Internet Group......................................      2,790        4,067
     Corporate Administration............................     20,008       22,590
     Eliminations........................................    (14,268)     (20,119)
                                                             -------      -------
          Total..........................................    $44,762      $35,025
                                                             =======      =======

     Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Pay TV and Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation costs, and printing costs associated with the Company's public filings.

NOTE 5 -- INCOME TAXES

     The components of the income tax provision (benefit) for the years ended March 31 were as follows:

                                                                 (IN 000S)     (IN 000S)     (IN 000S)
                                                                   2004          2003          2002
                                                                 ---------     ---------     ---------
Current
  Federal....................................................     $    --       $    --       $    --
  State......................................................           7            20            41
                                                                  -------       -------       -------
     Total Current...........................................           7            20            41
                                                                  -------       -------       -------
Deferred
  Federal....................................................          --         5,251          (131)
  State......................................................          --            --           245
                                                                  -------       -------       -------
     Total Deferred..........................................          --         5,251           114
                                                                  -------       -------       -------
          TOTAL..............................................     $     7       $ 5,271       $   155
                                                                  =======       =======       =======

     A reconciliation of the expected income tax (benefit) computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended March 31:

                                                                   2004        2003        2002
                                                                  -------     -------     -------
Income tax computed at federal statutory tax rate.............         34%      (34.0)%     (34.0)%
State taxes, net of federal benefit...........................        .06          .1       42.67
Change in valuation allowance.................................     (36.87)     108.86          --
Non-deductible items..........................................       2.87         4.1       30.59
Other.........................................................         --         .51       (2.97)
                                                                  -------     -------     -------
          TOTAL...............................................        .06%      79.57%      36.29%
                                                                  =======     =======     =======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows:

                                                                 (IN 000S)     (IN 000S)     (IN 000S)
                                                                   2004          2003          2002
                                                                 ---------     ---------     ---------
Deferred tax liabilities:
  Depreciation...............................................     $(1,102)      $  (938)      $  (964)
  Change in accounting method................................          --           (32)          (26)
                                                                  -------       -------       -------
     Total deferred tax liabilities                                (1,102)         (970)         (990)
                                                                  -------       -------       -------
Deferred tax assets:
  Net operating loss carryforward............................       6,334         4,591         2,534
  Deferred revenue...........................................         483           823         1,168
  Accrued restructuring reserve..............................         380           483           683
  Impairment of long lived assets............................          --         1,002           288
  Loss on write-off of stock.................................          --           232           203
  Allowance for doubtful accounts and reserve for sales
     returns.................................................          25            61           279
  Goodwill...................................................         113           371           377
  Capital loss carryforward..................................         221           157           170
  Other......................................................         199           461           539
                                                                  -------       -------       -------
     Total deferred tax assets                                      7,755         8,181         6,241
                                                                  -------       -------       -------
Total deferred tax assets and liabilities....................       6,653         7,211         5,251
Valuation allowance for deferred tax assets and
  liabilities................................................      (6,653)       (7,211)           --
                                                                  -------       -------       -------
  NET DEFERRED TAX ASSET.....................................     $    --       $    --       $ 5,251
                                                                  =======       =======       =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

     The Company has deferred tax assets that have arisen primarily as a result of operating losses incurred and other temporary differences between book and tax accounting. Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," requires the establishment of a valuation allowance when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets. During the years ended March 31, 2004 and 2003, the Company determined that it is more likely than not that its deferred tax assets will not be realized and accordingly has recorded a valuation allowance against the net deferred tax assets of $6.7 million and $7.2 million, respectively. If the Company generates future taxable income against which these tax attributes may be applied, some portion or all of the valuation allowance would be reversed and a corresponding increase in net income would be reported in future periods except as explained below.

     The Company has net operating loss carryforwards of approximately $17,200,000 for Federal Income Tax purposes, which expire through 2024. For tax purposes there is an annual limitation of approximately $208,000 for the remaining 15 years on $4,600,000 of the Company's net operating losses generated prior to the year ended March 31, 1999 under Internal Revenue Code Section 382. The remaining net operating loss carryforwards are not currently limited under IRC 382.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Internal Revenue Code Section 382 places a limitation on the utilization of net operating losses carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. When a change occurs the actual utilization of net operating loss carryforwards, for tax purposes, is limited annually to a percentage of the fair market value of the Company at the time of such change.

     During the year ended March 31, 2004, options and warrants were exercised and certain disqualified dispositions occurred resulting in deductions for tax purposes of approximately $10,500,000. The net operating losses reflected in the table above include a benefit of $3,900,000 that will be credited to Additional Paid in capital as the valuation allowance is reversed.

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

                              SUMMARY INFORMATION

     The following table describes certain information related to the Company's compensatory stock option and warrant activity for the years ending March 31, 2004, 2003, and 2002:

                                                                                               APPROXIMATE
                                                                                 WEIGHTED-      WEIGHTED-
                                                                                 AVERAGE         AVERAGE
                          STOCK                                    EXERCISE      EXERCISE     FAIR VALUE OF
                         OPTIONS       WARRANTS       TOTAL       PRICE RANGE     PRICE       OPTIONS GRANTED
                        ----------    ----------    ----------    -----------    ---------    ---------------
Balances at March 31,
  2001...............    4,336,883     5,316,448     9,653,331    $1.00-10.25      $3.32
     Granted.........      841,000       105,000       946,000    $2.00- 4.61      $3.06        $      1.38
     Exercised.......      (46,361)     (114,332)     (160,693)   $1.00- 2.00      $1.53
  Expired/Forfeited..     (962,551)     (341,666)   (1,304,217)   $1.00- 7.31      $2.95
                        ----------    ----------    ----------
Balance at March 31,
  2002...............    4,168,971     4,965,450     9,134,421    $1.00-10.25      $3.15
     Granted.........      540,000        50,000       590,000    $2.00- 3.00      $2.20        $      1.05
     Exercised.......      (75,900)           --       (75,900)   $1.00- 2.00      $1.46
  Expired/Forfeited..   (1,072,115)   (1,033,142)   (2,105,257)   $1.00-10.00      $3.77
                        ----------    ----------    ----------
Balance at March 31,
  2003...............    3,560,956     3,982,308     7,543,264    $1.00-10.25      $3.20
     Granted.........      250,000       350,000       600,000    $1.00- 4.67      $2.43        $      2.10
     Exercised.......     (968,606)   (2,098,155)   (3,066,761)   $1.00- 6.90      $2.75
  Expired/Forfeited..     (446,800)   (1,316,153)   (1,762,953)   $1.00- 7.13      $2.73
                        ----------    ----------    ----------
Balance at March 31,
  2004...............    2,395,550       918,000     3,313,550    $1.00-10.25      $3.64
                        ==========    ==========    ==========
Number of options and
  warrants
  exercisable at
  March 31, 2003.....    2,746,766     2,333,141     5,079,907    $1.00-10.25      $2.78
                        ==========    ==========    ==========
Number of options and
  warrants
  exercisable at
  March 31, 2004.....    1,884,550       918,000     2,802,550    $1.00-10.25      $3.68
                        ==========    ==========    ==========

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes additional information regarding all stock options and warrants outstanding.

                               OPTIONS AND WARRANTS OUTSTANDING                       OPTIONS AND WARRANTS
                    ------------------------------------------------------                EXERCISABLE
                                           WEIGHTED-                           ----------------------------------
                       NUMBER               AVERAGE         WEIGHTED-             NUMBER           WEIGHTED-
   RANGE OF         OUTSTANDING AT         REMAINING         AVERAGE           EXERCISABLE AT       AVERAGE
EXERCISE PRICES     MARCH 31, 2004     CONTRACTUAL LIFE     EXERCISE PRICE     MARCH 31, 2004      EXERCISE PRICE
---------------     --------------     -----------------    --------------     ---------------     --------------
 $1.00- $2.00          1,248,000             6.77               $ 1.77            1,248,000            $ 1.77
 $2.01- $3.00            417,700             6.73               $ 2.20              204,300            $ 2.17
 $3.01- $5.00            966,850             6.71               $ 4.08              669,250            $ 3.99
 $5.01- $7.00            195,250             3.04               $ 6.03              195,250            $ 6.03
 $7.01-$10.25            485,750             0.74               $ 7.87              485,750            $ 7.87
                      ----------                                                  ---------
                       3,313,550                                                  2,802,550
                      ==========                                                  =========

NOTE 7 -- MAJOR CUSTOMER

     The Company's major customers (revenues in excess of 10% of total sales) are EchoStar Communications Corporation ("EchoStar") and Time Warner Cable ("Time Warner"). EchoStar and Time Warner are included in the Pay TV Segment. Revenue from EchoStar's DISH Network and Time Warner as a percentage of total revenue for each of the three years ended March 31 are as follows:

                                                          2004         2003         2002
                                                          ----         ----         ----
          EchoStar...................................      34%          36%          27%
          Time Warner................................      16%           8%           3%

     At March 31, 2004 and 2003, accounts receivable from EchoStar was approximately $3,333,000 and $3,462,000, respectively. At March 31, 2004 and 2003, accounts receivable from Time Warner was approximately $880,000 and $606,000, respectively.

     The loss of its major customers could have a materially adverse effect on the Company's business, operating results or financial condition.

NOTE 8 -- DEFERRED REVENUE

     The Company recognizes deferred revenue from the Pay TV and Internet Group. Revenue can be deferred up to six and twelve months for the years ended March 31, 2004 and 2003, respectively.

                                                                                        BALANCE,
                             BALANCE, BEGINNING        REVENUE          REVENUE          END OF
                             OF THE YEAR             RECOGNIZED        DEFERRED           YEAR
                             ------------------     -------------    -------------    -------------
March 31, 2004...........          $2,223           $  (1,518)       $    599         $       1,304
March 31, 2003...........          $2,920           $    (987)       $    290         $       2,223

NOTE 9 -- COMMITMENTS & CONTINGENCIES

LEASES
     The Company maintains non-cancelable leases for office space and equipment under various operating and capital leases. Included in property and equipment at March 31, 2004 and 2003 is approximately $1,567,000 and $2,077,000, respectively, of equipment under capital leases. Accumulated depreciation relating to these leases under property and equipment was approximately $534,000 and $790,000, respectively. Included in restructuring expenses at March 31, 2004 and 2003 is approximately $0 and $2,485,000, respectively, of equipment under capital leases. Accumulated depreciation related

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to equipment under capital leases in restructuring expenses at March 31, 2004 and 2003 was approximately $0 and $1,516,000, respectively.

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

     Rent expense for the years ended March 31, 2004, 2003 and 2002 was approximately $3,427,000, $6,232,000, and $6,597,000 respectively, which includes transponder payments. The Company is currently renegotiating its uplinking contract, which expires in May 2004, with a third party provider. The contract is expected to have a yearly cost of approximately $900,000 and a term of three years.

     Future minimum lease payments under these leases as of March 31, 2004 were as follows (in thousands):

      YEAR ENDED                                                  OPERATING         CAPITAL
      MARCH 31,                                                    LEASES           LEASES
                                                                  ---------         -------
      2005....................................................     $ 3,640          $   408
      2006....................................................       1,352              162
      2007....................................................         545               --
      2008....................................................         560               --
      2009....................................................         581               --
      Thereafter..............................................       2,339               --
                                                                   -------          -------
                Total minimum lease payments..................     $ 9,017          $   570
                                                                   =======
      Less amount representing interest.......................                          (60)
                                                                                    -------
      Present value of minimum lease payments.................                          510
      Less current portion of obligations under capital
      leases..................................................                         (356)
                                                                                    -------
                Long-term portion of obligations under capital
                leases........................................                      $   154
                                                                                    =======

EMPLOYMENT CONTRACTS

     The Company employs certain key executives under non-cancelable employment contracts in Colorado. These employment contracts expire through March 31, 2006.

     Commitments under these obligations at March 31, 2004 were as follows (in thousands):

      YEAR ENDED
      MARCH 31,
      2005........................................................        $  810
      2006........................................................        $  809
                                                                          ------
                TOTAL OBLIGATION UNDER EMPLOYMENT CONTRACTS.......        $1,619
                                                                          ======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- NOTES PAYABLE

     Notes payable at March 31 consisted of the following (in thousands):

                                                                             2004        2003
                                                                            ------      ------
  Secured note payable bearing interest at 7.5% per annum. The principal is payable in cash on May 29, 2004. This note is secured by 930,000 shares of the company's common stock. Interest is payable in cash on a quarterly basis, in arrears, commencing July
     10, 2003..........................................................     $  400      $   --
  Unsecured note payable bearing interest at an imputed rate of 7.5%
     per annum. The principal is payable in cash. The final monthly
     installment is payable in December 2005...........................        528          --
                                                                            ------      ------
  Total notes payable..................................................        928          --
  Less portion of notes payable due within one year....................       (653)         --
                                                                            ------      ------
          LONG-TERM NOTES PAYABLE......................................     $  275      $   --
                                                                            ======      ======

     During the quarter ended December 31, 2003, the Company converted $500,000 of its Class B Redeemable Preferred Stock into a note payable with an unrelated third party. The loan matures in October 2004 and bears interest at 5% per annum payable on a quarterly basis. This loan was paid in full during the quarter ended March 31, 2004.

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

     In June 2003, the Company entered into a licensing agreement with Pleasure Productions. Pursuant to the agreement, the Company secured the exclusive broadcast rights for 5.5 years to 2,000 titles from the Pleasure Productions' catalog and up to 83 new titles. See the Litigation Note for further discussion.

NOTE 12 -- DEFERRED COMPENSATION PLAN

     The Company sponsors a 401(k) retirement plan. The plan covers substantially all eligible employees of the Company. Employee contributions to the plan are elective, and the Company has discretion to match employee contributions. All contributions by the Company are vested over a three-year period. Contributions by the Company for the years ended March 31, 2004, 2003, and 2002 were approximately $138,000, $101,000 and $208,000, respectively.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Total restructuring charges of $3.2 million related to this plan were recorded in 2002, of which $0.8 million related to the termination of 31 employees. In addition, 10 other positions were eliminated through attrition. Also included in the restructuring charge were $1.2 million of expenses related to the excess office space in Sherman Oaks, California and $1.0 million of expenses related to excess furniture and equipment.

     During the year ended March 31, 2003 the Company lowered the accrued restructuring charges related to this restructuring approximately $256,000 due to a change in estimate with respect to several employment contracts.

                   SELECTED INTERNET RESTRUCTURING 2002 DATA:
                                   (In 000s)

                                                                          SEVERANCE
                                                                            AND
                                             ASSET         EXCESS         TERMINATION    WIND
                                           IMPAIRMENT    OFFICE SPACE     BENEFITS       DOWN     TOTAL
                                           ----------    -------------    -----------    ----    -------
Fiscal Year 2002 Provision..............    $  1,087        $ 1,235          $ 822       $14     $ 3,158
Fiscal Year 2002 Activity...............      (1,087)            --           (207)      (13)     (1,307)
                                            --------        -------          -----       ----    -------
Balance at March 31, 2002...............          --          1,235            615         1       1,851
Fiscal Year 2003 Adjustment.............          --            286           (397)       --        (111)
Fiscal Year 2003 Activity...............          --           (592)          (218)       (1)       (811)
                                            --------        -------          -----       ----    -------
Balance at March 31, 2003...............          --            929             --        --         929
Fiscal Year 2004 Adjustment.............          --             --             --        --          --
Fiscal Year 2004 Activity...............          --           (167)            --        --        (167)
                                            --------        -------          -----       ----    -------
Balance at March 31, 2004...............    $     --        $   762          $  --       $--     $   762
                                            ========        =======          =====       ====    =======

DATA CENTER RESTRUCTURING 2003

     During the fiscal year ended March 31, 2003 the Company adopted a restructuring plan to close the Internet Group's in-house data center in Sherman Oaks, California and move its servers, bandwidth and content delivery functions to the same location as the Pay TV Group's digital broadcast facility in Boulder, Colorado. Total restructuring charges of $3.1 million related to this plan were recorded during the year, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.4 million of rent expense related to the data center space in Sherman Oaks and $2.6 million for excess equipment written off as a result of this restructuring.

INTERNET RESTRUCTURING 2003

     During the fourth quarter of the fiscal year ended March 31, 2003, the Internet Group adopted a final restructuring plan to eliminate 13 positions. Total restructuring charges of $0.3 million were recorded, of which $10,000 related to the termination of the thirteen positions and $0.2 million related to the write off of excess equipment and operating leases.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

 SELECTED DATA CENTER RESTRUCTURING 2003 AND INTERNET RESTRUCTURING 2003 DATA:
                                   (In 000s)

                                                                 SEVERANCE
                                                                   AND
                                    ASSET         EXCESS         TERMINATION    OPERATING    WIND
                                  IMPAIRMENT    OFFICE SPACE     BENEFITS       LEASES       DOWN    TOTALS
                                  ----------    -------------    -----------    ---------    ----    -------
Fiscal Year 2003 Provision.....    $  2,662        $   331          $  28         $  81      $20     $ 3,122
Fiscal Year 2003 Provision
  Adjustment...................          --            108            (11)          122       --         219
Fiscal Year 2003 Activity......      (2,662)          (137)           (17)         (130)     (20)     (2,966)
                                   --------        -------          -----         -----      ----    -------
Balance at March 31, 2003......          --            302             --            73       --         375
Fiscal Year 2004 Provision
  Adjustment...................          --        $    --             --            --       --          --
Fiscal Year 2004 Activity......          --            (67)            --           (44)      --        (111)
                                   --------        -------          -----         -----      ----    -------
Balance at March 31, 2004......    $     --        $   235          $  --         $  29      $--     $   264
                                   ========        =======          =====         =====      ====    =======

NOTE 14 -- REDEEMABLE PREFERRED STOCK

     During the year ending March 31, 2003, the Company authorized a series of shares of 2 million Class A Redeemable Preferred Stock, par value $2 per share, of which 1.875 million shares were issued. The Company recorded the Class A Redeemable Preferred Stock at its redemption value of $3.75 million. The proceeds of the Class A Redeemable Preferred Stock were used to satisfy outstanding notes payable of approximately $3,000,000 and for working capital purposes. Holders of the Class A Redeemable Preferred Stock were entitled to receive cumulative cash dividends at a rate of 15.5% per annum per share payable in quarterly or monthly installments. Such dividends had preference over all other dividends of stock issued by the Company. The dividends were reported as interest expense. Shares were subject to mandatory redemption on or before January 2, 2004 at a redemption price of face value plus accrued dividends.

     During the quarter ended June 30, 2003, the Company issued 2.5 million shares of Class B Redeemable Preferred Stock ("Class B") at $0.81 per share. The proceeds from this offering of $2,000,000 were used to redeem $1.0 million of the Company's Class A Redeemable Preferred Stock and to fund the purchase and subsequent retirement of 2,520,750 shares of New Frontier Media, Inc. common stock as part of a legal settlement (see Note 18). The Class B paid dividends at 10% per year on a quarterly basis.

     As of March 31, 2004, all Class A Redeemable Preferred Stock and all Class B Redeemable Preferred Stock were fully redeemed.

NOTE 15 -- GOODWILL AND INTANGIBLE ASSETS

     On April 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets with indefinite lives are no longer being amortized, but are tested for impairment using the guidance for measuring impairment set forth in this statement.

     Through the end of fiscal year 2002, the Company amortized its goodwill over 10 years using the straight-line method. As a result of the adoption of SFAS No. 142, that was effective for the Company as of the beginning of fiscal year 2003, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. The Company completed the initial impairment test during the first quarter of fiscal year 2003 and concluded that the fair value of

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
the Company's reporting unit (Pay TV Group) exceeded its respective carrying value as of June 30, 2002 and, therefore, no impairment existed at that date.

     In addition to the initial impairment test completed during the first quarter of fiscal year 2003, the Company performed annual impairment tests during the fourth quarter of fiscal year 2004 and 2003, and concluded for both fiscal years that the fair value of the Company's reporting unit exceeded its carrying value and no impairment charge was required.

     The following presents a comparison of net (loss) income and (loss) income per share for the year ended March 31, 2004 to the respective adjusted amounts for the years ended March 31, 2003 and 2002, respectively, that would have been reported had SFAS No. 142 been in effect during the prior years (in 000s).

                                                                          YEAR ENDED
                                                                          MARCH 31,
                                                              ----------------------------------
                                                                2004          2003         2002
                                                              --------      --------      ------
Reported net income (loss)...............................     $ 10,913      $(11,895)     $ (582)
Goodwill amortization....................................           --            --         636
                                                              --------      --------      ------
Adjusted net income (loss)...............................     $ 10,913      $(11,895)     $   54
                                                              ========      ========      ======

Net income (loss) per share--basic
Reported net income (loss)...............................     $   0.53      $  (0.56)     $(0.03)
Goodwill amortization....................................         0.00          0.00        0.03
                                                              --------      --------      ------
Adjusted net income (loss) per share--basic..............     $   0.53      $  (0.56)     $ 0.00
                                                              ========      ========      ======

Net income (loss) per share--diluted
Reported net income (loss)...............................     $   0.50      $  (0.56)     $(0.03)
Goodwill amortization....................................         0.00          0.00        0.03
                                                              --------      --------      ------
Adjusted net income (loss) per share--diluted............     $   0.50      $  (0.56)       0.00
                                                              ========      ========      ======

OTHER INTANGIBLE ASSETS

The components of prepaid distribution rights are as follows (in 000s):

                                                                        MARCH 31,
                                                                   --------------------
                                                                    2004         2003
                                                                   -------      -------
Prepaid Distribution Rights
     Gross Carrying Amount....................................     $24,597      $21,352
     Accumulated Amortization.................................     (12,970)      (9,832)
                                                                   -------      -------
       Net Carrying Amount....................................     $11,627      $11,520
                                                                   =======      =======

     Amortization expense for prepaid distribution rights in each of the next five years is estimated to be approximately $3,679,000, $2,942,000, $1,867,000, $1,014,000 and $419,000, based on balances as of March 31, 2004.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The components of other identifiable intangible assets are as follows (in 000s):

                                                                                  OTHER INTANGIBLE
                                                              DOMAIN NAMES             ASSETS
                                                               MARCH 31,             MARCH 31,
                                                            ----------------      ----------------
                                                             2004      2003        2004      2003
                                                            ------    ------      ------    ------

Amortized Intangible Assets

     Gross Carrying Amount.............................     $   52    $2,688      $  775    $  775

     Accumulated Amortization..........................        (49)   (2,121)       (422)     (218)
                                                            ------    ------      ------    ------

       Net Carrying Amount.............................     $    3    $  567      $  353    $  557
                                                            ======    ======      ======    ======

     Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be approximately $255,000, $85,000, $2,000, $2,000 and $2,000, respectively. The average weighted life of domain names and other intangible assets is approximately 4 years at inception.

     See Note 18 for explanation regarding decline of carrying amount of Domain Names.

ASSET IMPAIRMENT CHARGES

     During the year ended March 31, 2003, the Company recognized impairment losses on certain domain names of approximately $1,341,000 in connection with the Internet Group. Management identified certain conditions including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to certain of the Company's domain names as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company's acquisition of IGI, ITN, and CTI. The Company revised its projections and determined that the projected results would not fully support the future amortization of the domain names associated with IGI, ITN, and CTI. In accordance with the Company's policy, management assessed the recoverability of the domain names using a cash flow projection based on the remaining amortization period of two to four years. Based on this projection, the undiscounted sum of the estimated cash flow over the remaining amortization periods was insufficient to fully recover the intangible asset balance.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 17 -- QUARTERLY INFORMATION (UNAUDITED)

     The consolidated results of operations on a quarterly basis were as follows (in thousands of dollars, except per share amounts).

                                                                                   EARNINGS (LOSS) PER
                                                                                      COMMON SHARE
                                                                   NET INCOME      -------------------
                                    REVENUE      GROSS MARGIN       (LOSS)         BASIC       DILUTED
                                    -------      ------------      ----------      ------      -------
2004
First quarter.................      $10,081        $  6,188         $  2,022       $ 0.10      $  0.10
Second quarter................      10,919            6,624            2,832         0.15         0.14
Third quarter.................      10,779            6,559            2,730         0.13         0.12
Fourth quarter................      11,099            6,811            3,329         0.15         0.14
                                    -------        --------         --------       ------      -------
Total.........................      $42,878        $ 26,182         $ 10,913       $ 0.53      $  0.50
                                    =======        ========         ========       ======      =======
2003
First quarter.................      $9,597         $  4,356         $ (5,640)      $ (.27)     $  (.27)
Second quarter................       9,280            4,793           (1,019)        (.05)        (.05)
Third quarter.................       8,590            4,177           (5,948)        (.28)        (.28)
Fourth quarter................       9,280            5,224              712          .04          .04
                                    -------        --------         --------       ------      -------
Total.........................      $36,747        $ 18,550         $(11,895)      $ (.56)     $  (.56)
                                    =======        ========         ========       ======      =======
2002
First quarter.................      $14,974        $  7,694         $    241       $ 0.01      $  0.01
Second quarter................      13,847            7,107              270         0.01         0.01
Third quarter.................      12,400            6,296            1,263         0.06         0.06
Fourth quarter................      11,214            5,704           (2,356)       (0.11)       (0.11)
                                    -------        --------         --------       ------      -------
Total.........................      $52,435        $ 26,801         $   (582)      $(0.03)     $ (0.03)
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

     On June 12, 2003, the Company settled its litigation with Pleasure Productions. This litigation related to a complaint filed by the Company on August 3, 1999 in District Court for the city and county of Denver (Colorado Satellite Broadcasting, Inc. et al. vs. Pleasure Licensing LLC, et al., case no 99CV4652) against Pleasure Licensing LLC and Pleasure Productions, Inc. (collectively, "Pleasure"), alleging breach of contract, breach of express warranties, breach of implied warranty of fitness for a particular purposes, and rescission, seeking the return of 700,000 shares of New Frontier Media stock and warrants for an additional 700,000 New Frontier Media shares which were issued to Pleasure in connection with a motion picture licensing agreement. In the settlement, the Company secured the exclusive broadcast rights to 2,000 titles from Pleasure Productions' catalog and up to 83 new releases. In addition, Pleasure Productions agreed to the cancellation of 700,000 warrants issued

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

to it in 1999 to purchase New Frontier common stock at $1.12 a share. As a result of the transaction, the Company reduced the carrying value of the underlying assets and equity for an amount that approximates the value of the warrants.

NOTE 19 -- SUBSEQUENT EVENTS

     In June 2004, the Company secured a $3 million Line of Credit with a bank.

     In June 2004, the company paid in full the $400,000 note payable. In connection with this transaction, the Company received the return of the collateral of 929,250 shares of New Frontier Media stock. The Company has retired these shares.

                            SUPPLEMENTAL INFORMATION

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS -- SCHEDULE II
                                   (in 000s)

                                                             ADDITIONS       ADDITIONS
                                                BALANCE,     (DEDUCTIONS)    (DEDUCTIONS)      BALANCE,
                                                BEGINNING    CHARGED TO         FROM             END
                                                OF YEAR      OPERATIONS       RESERVE          OF YEAR
                                                ---------    ------------    ------------      --------
Allowance for doubtful accounts
  March 31, 2004.............................    $    90       $    (10)       $    (12)       $     68
                                                 =======       ========        ========        ========
  March 31, 2003.............................    $   369       $    170        $   (449)       $     90
                                                 =======       ========        ========        ========
  March 31, 2002.............................    $   363       $    120        $   (114)       $    369
                                                 =======       ========        ========        ========


                                                             ADDITIONS       ADDITIONS
                                                BALANCE,     (DEDUCTIONS)    (DEDUCTIONS)      BALANCE,
                                                BEGINNING    CHARGED TO         FROM             END
                                                OF YEAR      OPERATIONS       RESERVE          OF YEAR
                                                 -------       --------        --------        --------
Valuation allowance for deferred tax asset
  March 31, 2004.............................    $ 7,211       $ (4,492)       $  3,934        $  6,653
                                                 =======       ========        ========        ========
  March 31, 2003.............................    $     0       $  5,271        $  1,940        $  7,211
                                                 =======       ========        ========        ========
  March 31, 2002.............................    $    --       $     --        $     --        $     --
                                                 =======       ========        ========        ========

                                                             ADDITIONS       ADDITIONS
                                                BALANCE,     (DEDUCTIONS)    (DEDUCTIONS)      BALANCE,
                                                BEGINNING    CHARGED TO         FROM             END
                                                OF YEAR      OPERATIONS       RESERVE          OF YEAR
                                                 -------       --------        --------        --------
Reserve for chargebacks/credits
  March 31, 2004.............................    $    74       $      1        $    (62)       $     13
                                                 =======       ========        ========        ========
  March 31, 2003.............................    $   339       $    154        $   (419)       $     74
                                                 =======       ========        ========        ========
  March 31, 2002.............................    $   443       $  2,004        $ (2,108)       $    339
                                                 =======       ========        ========        ========

                                                             ADDITIONS       ADDITIONS
                                                BALANCE,     (DEDUCTIONS)    (DEDUCTIONS)      BALANCE,
                                                BEGINNING    CHARGED TO         FROM             END
                                                OF YEAR      OPERATIONS       RESERVE          OF YEAR
                                                ---------    ------------    ------------      --------
Accrued restructuring expense
  March 31, 2004.............................    $ 1,304       $      0        $   (278)       $  1,026
                                                 =======       ========        ========        ========
  March 31, 2003.............................    $ 1,851       $  3,230        $ (3,777)       $  1,304
                                                 =======       ========        ========        ========
  March 31, 2002.............................    $ --          $  3,158        $ (1,307)       $  1,851
                                                 =======       ========        ========        ========