Form 10-Q
period 2004-06-30
NEW FRONTIER MEDIA INC
filed 2004-08-05
CIK 847383

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

For the quarterly period ended June 30, 2004

/ /   Transition Report under Section 13 or 15(d) of the Exchange Act.

      For the transition period from __________________ to __________________

                                    0-23697
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

As of August 2, 2004, 21,963,508 shares of Common Stock, par value $.0001, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                            NEW FRONTIER MEDIA, INC.
                                     Index

                                                                                     PAGE
                                                                                    NUMBER
                                                                                  --------------
     PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated Balance Sheets as of June 30, 2004 (Unaudited) and
             March 31, 2004....................................................          3-4

             Consolidated Statements of Operations for the quarter ended June
             30, 2004 and 2003 (Unaudited).....................................            5

             Consolidated Statements of Cash Flows for the quarter ended June
             30, 2004 and 2003 (Unaudited).....................................            6

             Notes to Consolidated Financial Statements (Unaudited)............            7

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations.............................................           11

     Item 3. Quantitative and Qualitative Disclosures about Market Risk........           20

     Item 4. Controls and Procedures...........................................           20

     PART II.OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K..................................           21

     SIGNATURES................................................................           22

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)

                                     ASSETS

                                                                     (UNAUDITED)
                                                                      JUNE 30,            MARCH 31,
                                                                        2004                2004
                                                                     ------------         ---------
CURRENT ASSETS:
  Cash and cash equivalents.....................................       $ 18,999            $15,352
  Investments...................................................          2,946              1,478
  Accounts receivable, net of allowance for doubtful accounts of
     $68 and $68, respectively..................................          6,148              6,872
  Prepaid expenses..............................................            479                497
  Other.........................................................            284                236
                                                                       --------            -------
       TOTAL CURRENT ASSETS.....................................         28,856             24,435
                                                                       --------            -------

FURNITURE AND EQUIPMENT, net....................................          3,742              3,727
                                                                       --------            -------

OTHER ASSETS:
  Prepaid distribution rights, net..............................         10,823             11,627
  Goodwill......................................................          3,743              3,743
  Other identifiable intangible assets, net.....................            292                356
  Deposits......................................................            155                156
  Deferred tax asset............................................            165                 --
  Other.........................................................            619                718
                                                                       --------            -------
       TOTAL OTHER ASSETS.......................................         15,797             16,600
                                                                       --------            -------
TOTAL ASSETS....................................................       $ 48,395            $44,762
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000S)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    (UNAUDITED)
                                                                     JUNE 30,            MARCH 31,
                                                                       2004                2004
                                                                    ------------         ---------
CURRENT LIABILITIES:
  Accounts payable.............................................       $  1,242           $   1,767
  Current portion of obligations under capital leases..........            306                 356
  Deferred revenue.............................................            959               1,304
  Current portion of notes payable.............................            273                 653
  Taxes payable................................................            115                  --
  Accrued restructuring expenses...............................          1,022               1,026
  Accrued compensation.........................................            846                 952
  Accrued liabilities..........................................          1,176               1,259
                                                                      --------           ---------
       TOTAL CURRENT LIABILITIES...............................          5,939               7,317
                                                                      --------           ---------
LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current portion.....            100                 154
  Notes payable, net of current portion........................            205                 275
                                                                      --------           ---------
       TOTAL LONG-TERM LIABILITIES.............................            305                 429
                                                                      --------           ---------
          TOTAL LIABILITIES....................................          6,244               7,746
                                                                      --------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.0001 par value, 50,000,000 shares authorized,
     21,954,458 and 22,386,008 respectively, shares issued and
     outstanding...............................................              2                   2
  Preferred stock, $.10 par value, 5,000,000 shares authorized:
     Class A, no shares issued and outstanding.................             --                  --
     Class B, no shares issued and outstanding.................             --                  --
  Additional paid-in capital...................................         51,997              49,590
  Accumulated deficit..........................................         (9,848)            (12,576)
                                                                      --------           ---------
       TOTAL SHAREHOLDERS' EQUITY..............................         42,151              37,016
                                                                      --------           ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................       $ 48,395           $  44,762
                                                                      ========           =========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000S)

                                                                               (UNAUDITED)
                                                                              QUARTER ENDED
                                                                                JUNE 30,
                                                                           -------------------
                                                                            2004        2003
                                                                           -------     -------
NET SALES.............................................................     $11,476     $10,081
COST OF SALES.........................................................       3,945       3,893
                                                                           -------     -------
GROSS MARGIN..........................................................       7,531       6,188
                                                                           -------     -------
OPERATING EXPENSES:
  Sales and marketing.................................................       1,079       1,507
  General and administrative..........................................       2,553       2,423
                                                                           -------     -------
       TOTAL OPERATING EXPENSES.......................................       3,632       3,930
                                                                           -------     -------
OPERATING INCOME......................................................       3,899       2,258
                                                                           -------     -------
OTHER INCOME (EXPENSE):
  Interest income.....................................................          33          11
  Interest expense....................................................         (34)       (310)
  Other income........................................................          --          63
                                                                           -------     -------
       TOTAL OTHER EXPENSES...........................................          (1)       (236)
                                                                           -------     -------
NET INCOME BEFORE PROVISION FOR INCOME TAXES..........................       3,898       2,022
                                                                           -------     -------
  Provision for income taxes..........................................      (1,170)         --
                                                                           -------     -------
NET INCOME............................................................     $ 2,728     $ 2,022
                                                                           -------     -------
Basic/Diluted income per share........................................     $  0.12     $  0.10
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                                       (UNAUDITED)
                                                                                      QUARTER ENDED
                                                                                        JUNE 30,
                                                                                -------------------------
                                                                                  2004             2003
                                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................      $  2,728         $  2,022
    Adjustments to reconcile net income to net cash provided by operating activities:
    Warrants issued/amortized for services and financing..................            --              212
    Amortization of deferred debt offering costs..........................            --               58
    Depreciation and amortization.........................................         1,481            1,584
    Tax benefit from option/warrant exercise..............................         1,269               --
    (Increase) Decrease in operating assets
         Accounts receivable..............................................           724             (804)
         Receivables and prepaid expenses.................................            24               41
         Prepaid distribution rights......................................          (289)            (360)
         Deferred tax asset...............................................          (216)              --
         Other assets.....................................................            (5)             211
    Increase (Decrease) in operating liabilities
         Accounts payable.................................................          (463)            (469)
         Deferred revenue, net............................................          (346)            (144)
         Taxes payable....................................................           115               --
         Accrued restructuring cost.......................................            (4)            (206)
         Other accrued liabilities........................................          (189)             471
                                                                                --------         --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES....................         4,829            2,616
                                                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of furniture and equipment...................................          (399)            (163)
    Purchase of investments...............................................        (1,368)              --
                                                                                --------         --------
         NET CASH USED IN INVESTING ACTIVITIES............................        (1,767)            (163)
                                                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations.................................          (103)            (324)
    Increase (decrease) in note payable...................................          (400)             400
    Issuance of common stock..............................................         1,138              100
    Retirement of common stock............................................            --           (1,500)
    Issuance of redeemable preferred stock................................            --              750
    Decrease in other financing obligations...............................           (50)              --
                                                                                --------         --------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..............           585             (574)
                                                                                --------         --------
NET INCREASE IN CASH......................................................         3,647            1,879
CASH AND CASH EQUIVALENTS, beginning of period............................        15,352            4,264
                                                                                --------         --------
CASH AND CASH EQUIVALENTS, end of period..................................      $ 18,999         $  6,143
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

The accompanying financial statements have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes these statements include all adjustments considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in the latest annual report on Form 10-K.

The results of operations for the three-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

BUSINESS

New Frontier Media, Inc. ("New Frontier Media"), is a publicly traded holding company for its operating subsidiaries.

Colorado Satellite Broadcasting, Inc. ("CSB"), d/b/a The Erotic Networks, ("TEN") is a leading provider of adult programming to multi-channel television providers and low-powered direct-to-home households. Through its VOD service and its networks -- Pleasure, TEN, TEN*Clips, TEN*Xtsy, TEN*Blue, TEN*Blox, and TEN*Max -- TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult consumers. Ten Sales, Inc., formed in April 2003, is responsible for selling TEN's services.

Interactive Gallery, Inc. ("IGI") aggregates and resells adult content over the Internet. IGI sells content to monthly subscribers through its broadband site, www.TEN.com, partners with third-party gate-keepers for the distribution of www.TEN.com and wholesales pre-packaged content to various webmasters.

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

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended June 30, 2004: risk free interest rate of 3.85%; dividend yield of 0%, expected lives of 2 to 4 years; and expected volatility of 82%. No options were granted during the quarter ended June 30, 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per common share had compensation costs for the Company's stock option plans been determined based on fair value at the date of grant consistent with the provisions of SFAS No. 123 for the quarters ended June 30, 2004 and 2003 are as follows (in thousands, except share data):

                                                                              (UNAUDITED)
                                                                             QUARTER ENDED
                                                                               JUNE 30,
                                                                           -----------------
                                                                            2004       2003
                                                                           ------     ------
Net income
  As reported...........................................................   $2,728     $2,022
                                                                           ------     ------
Deduct:
  Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of
  tax...................................................................      (70)       (71)
                                                                           ------     ------
  Pro Forma.............................................................   $2,658     $1,951
                                                                           ======     ======
Basic income per common share
  As reported...........................................................   $ 0.12     $ 0.10
  Pro Forma.............................................................   $ 0.12     $ 0.10
Diluted income per common share
  As reported...........................................................   $ 0.12     $ 0.10
  Pro Forma.............................................................   $ 0.11     $ 0.10

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands):

                                                                             (UNAUDITED)
                                                                            QUARTER ENDED
                                                                              JUNE 30,
                                                                         -------------------
                                                                          2004        2003
                                                                         -------     -------
Net income............................................................   $ 2,728     $ 2,022
                                                                         =======     =======
Average outstanding shares of common stock............................    22,101      19,750
Dilutive effect of stock based compensation...........................       855         236
Incremental shares for assumed conversion of debt.....................        --         205
                                                                         -------     -------
Common stock and common stock equivalents.............................    22,956      20,191
                                                                         =======     =======
Basic/Diluted income per share........................................   $  0.12     $  0.10
                                                                         =======     =======

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants were greater than the average market price of the common shares were approximately 471,000 and 5,961,000 for the quarters ended June 30, 2004 and 2003, respectively. Inclusion of these options and warrants would be antidilutive.

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

The Company has the following two reportable segments:

     * Pay TV Group -- distributes branded adult entertainment programming networks and Video-on-Demand ("VOD") content through electronic distribution platforms including cable television, C-Band, and Direct Broadcast Satellite ("DBS")

     * Internet Group -- aggregates and resells adult content via the Internet. The Internet Group sells content to monthly subscribers through its broadband site, www.ten.com, partners with third-party gatekeepers for the distribution of www.ten.com, and wholesales pre-packaged content to various webmasters.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The following tables represent financial information by reportable segment (in thousands):

                                                                                (UNAUDITED)
                                                                               QUARTER ENDED
                                                                                 JUNE 30,
                                                                           ---------------------
                                                                            2004         2003
                                                                           -------     ---------
NET SALES
     Pay TV Group......................................................    $10,788      $ 9,083
     Internet Group....................................................        688          998
                                                                           -------      -------
          Total........................................................    $11,476      $10,081
                                                                           =======      =======
SEGMENT PROFIT (LOSS)
     Pay TV Group......................................................    $ 5,279      $ 3,407
     Internet Group....................................................        (64)         132
     Corporate Administration..........................................     (1,317)      (1,517)
                                                                           -------      -------
          Total........................................................    $ 3,898      $ 2,022
                                                                           =======      =======
INTEREST INCOME
     Internet Group....................................................    $    --      $     3
     Corporate Administration..........................................         33            8
                                                                           -------      -------
          Total........................................................    $    33      $    11
                                                                           =======      =======
INTEREST EXPENSE
     Pay TV Group......................................................    $    25      $    34
     Internet Group....................................................          7           46
     Corporate Administration..........................................          2          230
                                                                           -------      -------
          Total........................................................    $    34      $   310
                                                                           =======      =======
DEPRECIATION AND AMORTIZATION
     Pay TV Group......................................................    $ 1,396      $ 1,480
     Internet Group....................................................         83          101
     Corporate Administration..........................................          2            3
                                                                           -------      -------
          Total........................................................    $ 1,481      $ 1,584
                                                                           =======      =======

                                                                                (UNAUDITED)
                                                                           ---------------------
                                                                            JUNE
                                                                             30,       MARCH 31,
                                                                            2004         2004
                                                                           -------     ---------
IDENTIFIABLE ASSETS
     Pay TV Group......................................................    $40,260      $36,232
     Internet Group....................................................      3,439        2,790
     Corporate Administration..........................................     25,040       20,008
     Eliminations......................................................    (20,344)     (14,268)
                                                                           -------      -------
          Total........................................................    $48,395      $44,762
                                                                           =======      =======

During the quarter ended June 30, 2004, the Company moved certain prepaid distribution rights, totaling $1 million, from the Pay TV Group to the Internet Group. The Company determined that these certain prepaid distribution rights will be used exclusively by the Internet Group and have, therefore, reclassified them accordingly.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 4 -- MAJOR CUSTOMER

The Company's major customers (revenues in excess of 10% of total sales) are EchoStar Communications Corporation ("EchoStar") and Time Warner, Inc. ("Time Warner"). EchoStar and Time Warner are included in the Pay TV Group. Revenue from Echostar's DISH Network and Time Warner as a percentage of total revenue for each of the quarters ended June 30 are as follows:

                                                                      2004       2003
                                                                      -----      -----
          EchoStar...............................................      34%        35%
          Time Warner............................................      20%        13%

At June 30, 2004 and March 31, 2004, accounts receivable from EchoStar was approximately $2,638,000 and $3,333,000, respectively. At June 30, 2004 and March 31, 2004, accounts receivable from Time Warner was approximately $986,000 and $880,000, respectively. The loss of its major customers could have a materially adverse effect on the Company's business, operating results and/or financial condition.

NOTE 5 -- STOCK OPTIONS

During the quarter ended June 30, 2004, the Company granted 330,000 options to certain employees from the 1999 Incentive Stock Option Plan.

NOTE 6 -- STOCK RETIREMENT

During the quarter ended June 30, 2004, the Company cancelled 929,250 shares of common stock. The Company acquired these shares in exchange for certain domain names as part of a legal settlement with a former officer in April 2003. Subsequent to this, these shares were encumbered as security for a note payable. This note was repaid during the quarter ended June 30, 2004, and the company cancelled the shares.

NOTE 7 -- FINANCIAL ARRANGEMENTS

During the quarter ended June 30, 2004, the company obtained a $3 million line of credit from an outside financial institution. The line of credit expires in June of 2005 and is secured by the Pay TV Group's trade accounts receivable. The interest rate applied on the line of credit is variable based on the current prime rate. The line of credit requires that the Company maintain certain restrictive financial covenants and ratios. The Company had not drawn down on the line of credit during and as of the quarter ended June 30, 2004.

NOTE 8 -- INCOME TAXES

The Company's effective tax rate of 30% reflects the use of net operating losses ("NOLs") in the current year as well as establishing deferred tax assets for all temporary differences other than net operating losses which may expire due to the statutory limitations imposed by the IRS. Because the statutory maximum percentage of taxable income subject to Alternative Minimum Tax ("AMT") exceeded the NOLs, the Company anticipates paying AMT for the current year. The Company also anticipates paying certain State Income taxes in jurisdictions for which there are not enough NOLs to offset the Company's taxable income.

During the quarter ended June 30, 2004, the Company recorded a deferred tax benefit of $1,269,000 related to the tax deductions in connection with stock option exercises as a component of Additional Paid-In Capital.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to retain our two major customers that account for approximately 34% and 20% of our total revenue, respectively; 2) our ability to compete effectively for quality content with our Pay TV Group's primary competitor who has significantly greater resources than us; 3) our ability to compete effectively with our Pay TV Group's major competitor or any other competitors that may distribute adult content to Cable MSOs, DBS providers, or to the Hotel industry; 4) our ability to retain our key executives; 5) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 6) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

                               EXECUTIVE SUMMARY

Our goal is to be the leading provider in the electronic distribution of high-quality adult entertainment via Cable, Satellite and Broadband platforms. We operate our Company in two different segments -- Pay TV and Internet. Our core business resides within the Pay TV segment and this is where the majority of our financial and human resources are concentrated.

PAY TV SEGMENT

Our Pay TV segment is focused on the distribution of its seven PPV networks and its Video-on-Demand ("VOD") service to cable multiple system operators ("MSOs") and direct broadcast satellite ("DBS") providers. In addition, the Pay TV Group has had success in delivering its VOD service to hotel rooms through its current distribution arrangement with On Command Corporation ("On Command"). The Pay TV Group earns a percentage of revenue on each pay-per-view ("PPV"), subscription, or VOD transaction related to its services. Revenue growth occurs as the Pay TV Group launches its services to new cable MSOs or DBS providers, experiences growth in the number of digital subscribers for systems where its services are currently distributed ("on-line growth"), and launches additional services to its existing cable/DBS partners. Revenue growth also occurs as the Pay TV Group experiences new and on-line growth for its VOD service, is able to effect increases in the retail price of its products, and is able to increase the buy rates for its products. The Pay TV Group seeks to achieve distribution for at least four of its services on every digital platform in the U.S. Based on the current market of 22.4 million DBS households and 22.9 million digital cable households, the Pay TV Group currently has 37% of its defined market share.

Revenue growth for the Pay TV Group for the quarter ended June 30, 2004 was driven primarily by:

     * Growth in revenue from its VOD service

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

     * Growth in its PPV revenue primarily attributable to its most recent agreement with Time Warner, Inc.

Revenue from the Pay TV Group's VOD service became a significant part of its overall revenue mix during the fiscal year ended March 31, 2004, as cable operators upgraded their systems to deliver content in this manner. The Pay TV Group currently delivers its VOD content to 13.2 million cable network households as compared to 7.0 million a year ago, as well as to 900,000 hotel rooms through its distribution arrangement with On Command. The Company expects cable operators to continue to upgrade their systems to allow for the delivery of VOD content to the home. VOD can only be delivered in a digital, cable environment. Currently, per the National Cable and Television Association ("NCTA"), there are 22.9 million digital cable households in the U.S. We estimate that 15.4 million digital cable households are VOD enabled and, of this amount, 14.2 million provide adult content to their VOD customers. We anticipate that by the end of calendar year 2004 over 85% of digital cable households will be VOD enabled. We expect that our VOD cable revenue will increase as MSOs continue the deployment of this technology to their digital cable subscribers and as they increase the amount of space allocated on their VOD servers to the adult category (currently we provide 75 hours of programming each month). Today, we are the sole provider of adult VOD content to the two largest U.S. cable MSOs. However, we can give no assurances that we will continue to remain the exclusive provider of adult VOD content to these two cable MSOs, and we do expect to share the VOD platform with our major competitor during this fiscal year on at least one of these two major platforms.

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

During the 2002 and 2003 fiscal years, we significantly restructured our Internet business. The decision to restructure our Internet business was based on a number of factors including: the large number of adult websites competing for web surfers, the lack of barriers to entry into the adult web business, the increased regulation from VISA and MasterCard, and the amount of free adult content available on the Internet.

Once the restructuring was completed, we shifted our focus to forming long-term revenue sharing partnerships with third-party gatekeepers, such as cable companies, hospitality providers and portals for the distribution of TEN.com, whereby we could gain direct access to consumers in search of adult entertainment and leverage the gatekeepers' billing platform. We completed one such agreement with On Command for the distribution of TEN.com through their digitally wired hotel rooms, and we expect to create additional revenue sharing arrangements in the near-term with select cable operators. The success we achieve with these cable operators will dictate the revenue potential for this segment in the longer term and will serve as justification for larger MSO's to adopt this business model.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

Currently we do not generate a material amount of revenue from these third-party arrangements (less than 5% of our total Internet revenue).

Over 75% of our revenue from the Internet Group continues to be generated from monthly memberships to TEN.com. However, we have seen this revenue erode over the past several years since the traffic volume to TEN.com has not generated enough new monthly sign-ups to offset the cancellations in our membership base. The decline in membership revenue has slowed over the past several quarters as new marketing efforts have increased traffic to TEN.com, generating monthly sign-ups that are close to or slightly exceeding our monthly cancellation rate. We will continue to focus on ways to generate profitable traffic during the 2005 fiscal year in order to reverse the decline in membership revenue from TEN.com.

We have also seen a decrease in revenue generated from selling pre-packaged content to webmasters. This decrease in revenue from the sale of content is due to a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. In addition, we have not allocated any significant resources towards a sales effort for these content products in recent quarters. We expect to contract with a third-party marketing company during the 2005 fiscal year to sell our products on our behalf to the webmaster community in an attempt to gain more exposure in the marketplace and increase the revenue from this business.

We view our Internet Group as an investment in the future, and we do not anticipate any significant revenue growth from this segment during the 2005 fiscal year. As technology advances, we expect to leverage our existing Internet infrastructure to take advantage of new distribution opportunities such as interactive TV applications, wireless distribution, and digital subscriber line ("DSL") delivery to the set-top box. Until then, the Internet Group will focus its efforts on deriving monthly subscription revenue from traffic directed toTEN.com through advertising on the Pay TV Group's networks and affiliate webmaster programs, as well as to completing new revenue sharing partnerships through which we can gain access to captive adult consumers of the Cable MSOs.

                                  PAY TV GROUP

The following table outlines the current distribution environment and network households for each network:

                                              ESTIMATED NETWORK HOUSEHOLDS(2)
                                            -----------------------------------
                                                      (IN THOUSANDS)
                                             AS OF        AS OF
                                            JUNE 30,     JUNE 30,
     NETWORK         DISTRIBUTION METHOD     2004         2003        % CHANGE
-----------------    -------------------    --------     --------     ---------
Pleasure             Cable/DBS                7,900        8,700          (9%)
TEN                  Cable/DBS               15,800       11,600          36%
TEN*Clips            Cable/DBS               14,300       10,300          39%
Video On Demand      Cable                   13,200        7,000          89%
TEN*Xtsy             C-band/Cable/DBS        10,400        9,000          16%(1)
TEN*Blue             Cable                    2,600          620         319%
TEN*Blox             Cable                    2,900          600         383%
TEN*Blue Plus (3)    C-band/Cable                 0          570         N/A
TEN*Max              C-band/Cable               400          570         (30%)(1)
                                             ------       ------
TOTAL NETWORK HOUSEHOLDS                     67,500       48,960
                                             ======       ======

     (1) Percentage change gives effect to a 33% decline in the C-band market's total addressable households. Total addressable C-Band households declined from 500,000 as of June 30, 2003 to 335,000 as of June 30, 2004.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

     (2) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group's channels, since each network represents an incremental revenue stream. The Group estimates its unique household distribution as 16.9 million and 11.6 million digital cable homes as of June 30, 2004 and 2003, respectively, and 9.8 million and 8.3 million DBS homes as of June 30, 2004 and 2003, respectively.

     (3) The Pay TV Group discontinued providing its TEN*BluePlus network in February 2004.

The following table sets forth certain financial information for the Pay TV Group for the quarters ended June 30, 2004 and 2003:

                                                           (IN MILLIONS)
                                                           QUARTER ENDED          PERCENT
                                                              JUNE 30,             CHANGE
                                                          ----------------      ------------
                                                          2004       2003       '04 VS '03
                                                          -----      -----      ------------
        NET REVENUE
             Cable/DBS/Hotel..........................    $ 9.7      $ 7.2            35%
             C-Band...................................      1.1        1.9           (42%)
                                                          -----      -----
          TOTAL.......................................    $10.8      $ 9.1            19%
                                                          -----      -----
        COST OF SALES.................................    $ 3.6      $ 3.5             3%
                                                          -----      -----
        GROSS PROFIT..................................    $ 7.2      $ 5.6            29%
                                                          =====      =====
        GROSS MARGIN..................................      67%        62%
                                                          -----      -----
        OPERATING EXPENSES............................      1.9        2.2           (14%)
                                                          -----      -----
        OPERATING INCOME (LOSS).......................    $ 5.3      $ 3.4            56%
                                                          =====      =====

NET REVENUE

CABLE/DBS/HOTEL REVENUE

The 35% increase in our cable/DBS/hotel revenue year-over-year for the quarter was attributable to the following items:

     * An 80% increase in VOD revenue

     * A 33% increase in our cable PPV revenue

     * A 9% increase in revenues generated by our three services on the DISH platform

The above items are described in more detail below.

Revenue from our VOD service continued to be a significant contributor to our growth year-over-year for the quarter. Revenue from our cable and hotel VOD service was 40% of our total cable/DBS/ hotel revenue for the quarter ended June 30, 2004, as compared to 29% for the quarter ended June 30, 2003. Our VOD content is available through our distribution arrangements with cable MSOs to
13.2 million cable network households as of June 30, 2004, as compared to 7. 0 million cable network households for the quarter ended June 30, 2003, as well as to 900,000 On Command hotel rooms. In addition, we have also benefited from an increase in the acceptance of partially edited VOD content during the past year. The use of partially edited content results in higher buy rates and higher retail rates.

We are currently the sole provider of adult VOD content to the two largest cable MSOs in the U.S. We expect that we will share at least one of these platforms with our major competitor sometime during our current fiscal year. The effect of additional competition on this platform cannot be

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

determined at this time, but we do not anticipate any significant change in our VOD revenue as we have always operated in a competitive environment on cable/DBS distribution platforms.

The 33% increase in our cable PPV revenues is primarily attributable to our new distribution deal with Time Warner, Inc. that provides for the distribution of up to five of our networks on their affiliated systems. Through this deal, we have added 8.7 million new network households for our TEN, TEN*Clips, TEN*Blue and TEN*Blox services since July 2003.

The 9% increase in revenues from our three services on the DISH platform is attributable to the increase in the number of subscribers to the DISH platform and to certain changes that DISH has made to the way it prices and packages its adult programming networks.

C-BAND REVENUE

The 42% decline in C-Band revenue is a result of the continued decline in the C-Band market as consumers convert C-Band "big dish" analog satellite systems to smaller, 18-inch digital DBS systems. The total C-Band market declined 33% from 500,000 households as of June 30, 2003 to 335,000 households as of June 30, 2004. During the quarter ended March 31, 2004, we discontinued selling TEN*BluePlus on the C-Band platform.

Providing our other two networks to the C-Band market continues to be profitable for us, generating operating margins of approximately 47% for the quarter ended June 30, 2004 as compared to margins of 51% for the quarter ended June 30, 2003. We will continue to closely monitor this business and when margins erode to an unacceptable level we will discontinue providing our content on this platform.

COST OF SALES

Cost of sales consists of expenses associated with our digital broadcast facility, satellite uplinking, satellite transponder leases, programming acquisition and conforming costs, VOD transport costs, amortization of content licenses, and the Pay TV Group's C-Band call center operations.

The 3% increase in costs of sales is related primarily to an increase in transport costs for the delivery of our VOD content to cable MSOs as our VOD distribution has increased year-over-year for the quarter. The increase in this cost was offset by a decrease in our satellite transponder lease costs, a decrease in payroll costs related to our C-Band call center operations, and a decrease in our programming and conforming costs. Our satellite transponder lease costs declined year-over-year for the quarter because we terminated the delivery of TEN*BluePlus in February 2004 resulting in the cancellation of the transponder lease for this network. Our programming and conforming costs declined year-over-year for the quarter because we no longer outsource these services to a third party. We have developed in-house programming and conforming departments that now perform these same services at much lower operating costs for us.

We are currently renegotiating our uplink service contract with our current provider. Our new three-year contract will save approximately $0.5 million annually for these services.

OPERATING INCOME

Operating income increased 56% year-over-year for the quarter primarily as a result of the 19% increase in net revenue for the same period. Gross margins increased to 67% for the quarter ended June 30, 2004 as compared to 62% for the quarter ended June 30, 2003. Operating expenses as a percentage of revenue declined to 18% for the quarter ended June 30, 2004 from 24% for the same quarter a year ago.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

The 14% decline in operating expenses year-over-year for the quarter is related primarily to a decrease in sales and marketing costs. Our quarterly sales and marketing costs decreased because we discontinued using our barker channel to market our C-Band services during the quarter ended June 30, 2003. In addition, during the quarter ended June 30, 2004 the Company did not incur trade show expenses that were incurred during the comparable quarter ended June 30, 2003.

                                 INTERNET GROUP

The following table sets forth certain financial information for the Internet Group for the quarters ended June 30, 2004 and 2003.

                                                           (IN MILLIONS)
                                                           QUARTER ENDED          PERCENT
                                                              JUNE 30,             CHANGE
                                                          ----------------      ------------
                                                          2004       2003       '04 VS '03
                                                          -----      -----      ------------
        NET REVENUE
             Net Membership...........................    $ 0.6      $ 0.8           (25%)
             Sale of Content..........................      0.1        0.2           (50%)
                                                          -----      -----
          TOTAL.......................................    $ 0.7      $ 1.0           (30%)
                                                          -----      -----
        COST OF SALES.................................    $ 0.3      $ 0.4           (25%)
                                                          -----      -----
        GROSS PROFIT..................................    $ 0.4      $ 0.6           (33%)
                                                          =====      =====
        GROSS MARGIN..................................      57%        60%
                                                          -----      -----
        OPERATING EXPENSES............................    $ 0.5      $ 0.5             0%
                                                          -----      -----
        OPERATING INCOME (LOSS).......................    $(0.1)     $ 0.1          (200%)
                                                          =====      =====

NET REVENUE

The 30% decrease in total net revenue for the Internet Group is related to the following:

     * A 25% decline in net membership revenue and,

     * A 50% decline in revenue from the wholesale of content products created by the Internet Group

The 25% decline in net membership revenue year-over-year for the quarter is related to the continued erosion of the sale of monthly memberships to our website www.TEN.com. We continue to advertise our website on the Pay TV Group's networks in order to drive type-in traffic to the site. In addition, we are marketing our site on select adult review sites, where it is consistently ranked as the number one adult site on the Internet. By ensuring that our affiliate marketing programs are more targeted, we are experiencing an increase in our conversion rates and number of monthly sign-ups, resulting in a slowing of the erosion of our monthly membership revenue. We are also experimenting with new price points such as a day pass for $9.99 and a monthly membership for $29.95. We will continue to monitor the results of our new price points and affiliate marketing programs.

The 50% decline in revenue from the sale of content products is due to a continued softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. In addition, we have not allocated any significant resources towards a sales effort for our content products. However, during the 2005 fiscal year, we expect to contract with a third-party marketing company to sell our products on our behalf to the webmaster community in an attempt to gain more exposure in the marketplace and increase the revenue from this business.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

COST OF SALES

Cost of sales consists of fixed and variable expenses associated with the processing of credit cards, bandwidth, traffic acquisition costs, content costs and the depreciation of assets related to our Internet infrastructure. Costs of sales, as a percentage of revenue, was 43% and 40% for the quarters ended June 30, 2004 and 2003, respectively.

The 25% decrease in our costs of sales year-over-year for the quarter is related to a 19% decrease in credit card processing costs as our revenue has declined, a 22% decrease in bandwidth costs related to renegotiating our bandwidth contracts, and a 64% decrease in the depreciation of assets related to our infrastructure as these assets are now fully depreciated. The decrease in these costs was partially offset by an increase in content costs and traffic acquisition costs for the quarter. Traffic acquisition costs were 4.5% of net membership revenues for the current year quarter.

OPERATING INCOME (LOSS)

The 200% decrease in operating income year-over-year for the quarter is primarily related to a non-recurring $0.2 million charge for the settlement of a lawsuit during the quarter ended June 30, 2004. Excluding this charge, operating expenses would have declined 40% from the quarter ended June 30, 2003, as a result of a decrease in our sales and marketing costs and a decrease in property taxes.

                            CORPORATE ADMINISTRATION

The following table sets forth certain financial information for Corporate Administration expenses for the quarters ended June 30, 2004 and 2003:

                                                           (IN MILLIONS)
                                                           QUARTER ENDED          PERCENT
                                                              JUNE 30,             CHANGE
                                                          ----------------      ------------
                                                          2004       2003       '04 VS '03
                                                          -----      -----      ------------
        Operating Expenses............................    $(1.3)     $(1.3)            0%
                                                          =====      =====

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

We experienced no change in our corporate administration expenses year-over-year for the quarter. Consulting fees declined by approximately $0.2 million year-over-year for the quarter. This decline in consulting fees, which was related to fees paid to our former Chief Executive Officer and a non-cash expense related to the extension of his options during the quarter ended June 30, 2003, was offset by an increase in listing fees paid in connection with the acceptance of our phase-up application to the NASDAQ National Market during the quarter ended June 30, 2004, and an increase in payroll costs for the current year quarter.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES AND INVESTING ACTIVITIES:

Our statements of cash flows are summarized as follows (in millions):

                                                                         QUARTER ENDED
                                                                            JUNE 30,
                                                                       ------------------
                                                                        2004        2003
                                                                       ------      ------
        Net cash provided by operating activities.................     $  4.8      $  2.6
                                                                       ======      ======
        Cash flows used in investing activities:
             Purchases of furniture and equipment.................       (0.4)       (0.2)
             Purchase of investments..............................       (1.4)        0.0
                                                                       ------      ------
        Net cash used in investing activities.....................     $ (1.8)     $ (0.2)
                                                                       ======      ======

The increase in cash provided from operating activities year-over-year for the quarter was primarily related to increased profits for the quarter ended June 30, 2004 versus the quarter ended June 30, 2003. The following items also impacted our cash flows from operations for the quarter ended June 30, 2004:

     * A $1.3 million tax benefit from the exercise of options/warrants

     * Accounts receivable decreased $0.7 million

     * Other accrued liabilities declined $0.2 million

The increase in cash used in investing activities year-over-year for the quarter was primarily related to the purchase of investments during the quarter ended June 30, 2004. These investments related to the purchase of $1.4 million in certificates of deposits. In addition, we purchased $0.4 million in equipment and furniture during the quarter ended June 30, 2004. These purchases related to the final improvements made to our broadcast facility in the amount of $0.2 million, purchases of servers in the amount of $0.1 million and other equipment and upgrades related to our broadcast facility and conforming activities in the amount of $0.1 million.

Cash used in investing activities for the quarter ended June 30, 2003 was primarily related to purchases by our Pay TV Group of broadcast equipment, including descrambling equipment necessary for new cable launches and increased storage capacity, as well as to upgrades to our broadcast facility, which was an ongoing effort during the 2004 fiscal year.

Our cash flows provided by (used in) financing activities are as follows (in millions):

                                                                          QUARTER ENDED
                                                                             JUNE 30,
                                                                         ----------------
                                                                         2004       2003
                                                                         -----      -----
        Cash flows provided by (used in) financing activities:
             Payments on capital lease obligations..................      (0.1)      (0.3)
             Increase (decrease) notes payable......................      (0.4)       0.4
             Stock options/warrants exercised.......................       1.1        0.1
             Retirement of stock....................................       0.0       (1.5)
             Issuance of redeemable preferred stock.................       0.0        0.7
                                                                         -----      -----
        Net cash provided by (used in) financing activities:........       0.6       (0.6)
                                                                         =====      =====

During the quarter ended June 30, 2004 we repaid our $0.4 million secured note payable which was due to an unrelated third party. Our remaining debt is primarily related to capital leases and other financing obligations. Interest expense is expected to be immaterial during the current fiscal year.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

Cash used in financing activities for the quarter ended June 30, 2003 was related to the purchase and subsequent retirement of 2.5 million shares of New Frontier Media, Inc. stock acquired for $1.5 million as part of a lawsuit settlement with one of our former officers and $0.3 million in capital lease obligations. This cash used in financing activities was offset by an increase in borrowings of $0.4 million and a net increase in Redeemable Preferred Stock of $0.7 million.

We currently have a $3 million line of credit available with a bank that expires in June 2005. The interest rate applied to the line of credit is variable based on the current prime rate. The balance on the line of credit is $0. The line of credit is secured by the Pay TV Group's trade accounts receivables, and it requires that we comply with certain financial covenants and ratios.

If we were to lose our two major customers that account for 34% and 20% of our revenue, respectively, our ability to finance our operating requirements would be severely impaired.

We do not expect to pay any significant federal income taxes until later in the current fiscal year, as we expect to utilize our net operating loss carryovers for tax purposes. We continue to anticipate requiring cash of less than $1 million to satisfy our tax obligations for the current fiscal year.

We believe that cash and cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures that may be incurred can be financed through our cash flows from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of June 30, 2004, the Company had cash in checking and money market accounts and certificates of deposits. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company's borrowings are at fixed interest rates, limiting the Company's exposure to interest rate risk.

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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's controls and procedures were effective.

Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions were required with regard to significant deficiencies or material weaknesses in such controls.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

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

b) Reports on Form 8-K

None.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          NEW FRONTIER MEDIA, INC.
                                          /s/ Karyn L. Miller
                                          Karyn L. Miller
                                          Chief Financial Officer
                                          (Principal Accounting Officer)
Dated: August 5, 2004