Form 10-Q
period 2004-09-30
NEW FRONTIER MEDIA INC
filed 2004-11-10
CIK 847383

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -----------------
                                   FORM 10 -Q

/X/ Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2004

/ /   Transition Report under Section 13 or 15(d) of the Exchange Act.

      For the transition period from ______________ to ______________

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

As of November 9, 2004, 22,250,530 shares of Common Stock, par value $.0001, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q
                            NEW FRONTIER MEDIA, INC.
                                     Index

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
       PART I.  FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed Consolidated Balance Sheets as of September
               30, 2004 (Unaudited) and March 31, 2004.............        3-4

               Condensed Consolidated Statements of Operations
               (Unaudited) for the quarter and six months ended
               September 30, 2004 and 2003.........................          5

               Condensed Consolidated Statements of Cash Flows
               (Unaudited) for the six months ended September 30,
               2004 and 2003.......................................          6

               Condensed Consolidated Statements of Comprehensive
               Income (Unaudited) for the quarter and six months
               ended September 30, 2004 and 2003...................          7

               Condensed Consolidated Statements of Changes in
               Shareholders' Equity (Unaudited) for the six months
               ended September 30, 2004 and 2003...................          8

               Notes to Consolidated Financial Statements
               (Unaudited).........................................          9

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................         16

       Item 3. Quantitative and Qualitative Disclosures about
               Market Risk.........................................         24

       Item 4. Controls and Procedures.............................         24

       PART II. OTHER INFORMATION

       Item 4. Submission of Matters to a Vote of Security
               Holders.............................................         26

       Item 6. Exhibits............................................         26

       SIGNATURES..................................................         27

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                   (IN 000S)

                                     ASSETS

                                                                    (UNAUDITED)
                                                                   SEPTEMBER 30,          MARCH 31,
                                                                        2004                2004
                                                                   -------------          ---------
CURRENT ASSETS:
  Cash and cash equivalents.................................          $16,515              $15,352
  Investments...............................................            7,736                1,478
  Accounts receivable, net of allowance for doubtful
    accounts of $68 and $68, respectively...................            7,854                6,872
  Prepaid expenses..........................................              422                  497
  Other.....................................................              538                  236
                                                                      -------              -------
      TOTAL CURRENT ASSETS..................................           33,065               24,435
                                                                      -------              -------

FURNITURE AND EQUIPMENT, net................................            3,527                3,727
                                                                      -------              -------

OTHER ASSETS:
  Prepaid distribution rights, net..........................           10,311               11,627
  Goodwill..................................................            3,743                3,743
  Investments...............................................            2,127                   --
  Other identifiable intangible assets, net.................              229                  356
  Deposits..................................................               43                  156
  Other.....................................................              618                  718
                                                                      -------              -------
      TOTAL OTHER ASSETS....................................           17,071               16,600
                                                                      -------              -------
TOTAL ASSETS................................................          $53,663              $44,762
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                   (IN 000S)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                    (UNAUDITED)
                                                                   SEPTEMBER 30,          MARCH 31,
                                                                        2004                2004
                                                                   -------------          ---------
CURRENT LIABILITIES:
  Accounts payable..........................................          $  1,392            $  1,767
  Current portion of obligations under capital leases.......               248                 356
  Deferred revenue..........................................               912               1,304
  Current portion of notes payable..........................               279                 653
  Taxes payable.............................................               356                  --
  Accrued restructuring expenses............................             1,018               1,026
  Accrued compensation......................................             1,054                 952
  Accrued liabilities.......................................             1,595               1,259
                                                                      --------            --------
      TOTAL CURRENT LIABILITIES.............................             6,854               7,317
                                                                      --------            --------
LONG-TERM LIABILITIES:
  Obligations under capital leases, net of current
    portion.................................................                60                 154
  Notes payable, net of current portion.....................               133                 275
  Deferred tax liability....................................                42                  --
                                                                      --------            --------
      TOTAL LONG-TERM LIABILITIES...........................               235                 429
                                                                      --------            --------
        TOTAL LIABILITIES...................................             7,089               7,746
                                                                      --------            --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, $.0001 par value, 50,000,000 shares
    authorized, 22,116,506 and 22,386,008 respectively,
    shares issued and outstanding...........................                 2                   2
  Preferred stock, $.10 par value, 5,000,000 shares
    authorized:
    Class A, no shares issued and outstanding...............                --                  --
    Class B, no shares issued and outstanding...............                --                  --
  Additional paid-in capital................................            53,361              49,590
  Accumulated deficit.......................................            (6,786)            (12,576)
  Accumulated other comprehensive loss......................                (3)                 --
                                                                      --------            --------
      TOTAL SHAREHOLDERS' EQUITY............................            46,574              37,016
                                                                      --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................          $ 53,663            $ 44,762
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (IN 000S)

                                                          (UNAUDITED)                      (UNAUDITED)
                                                         QUARTER ENDED                   SIX MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                     ----------------------           ----------------------
                                                       2004          2003               2004          2003
                                                     --------      --------           --------      --------
NET SALES.....................................       $12,026       $10,919            $23,502       $20,999
COST OF SALES.................................         4,133         4,295              8,078         8,187
                                                     -------       -------            -------       -------
GROSS MARGIN..................................         7,893         6,624             15,424        12,812
                                                     -------       -------            -------       -------
OPERATING EXPENSES:
  Sales and marketing.........................         1,248         1,030              2,326         2,536
  General and administrative..................         2,331         2,457              4,884         4,881
                                                     -------       -------            -------       -------
      TOTAL OPERATING EXPENSES................         3,579         3,487              7,210         7,417
                                                     -------       -------            -------       -------
OPERATING INCOME..............................         4,314         3,137              8,214         5,395
                                                     -------       -------            -------       -------
OTHER INCOME (EXPENSE):
  Interest income.............................            81             8                114            20
  Interest expense............................           (28)         (361)               (62)         (671)
  Other income................................            25            49                 25           112
                                                     -------       -------            -------       -------
      TOTAL OTHER INCOME (EXPENSE)............            78          (304)                77          (539)
                                                     -------       -------            -------       -------
NET INCOME BEFORE PROVISION FOR INCOME
  TAXES.......................................         4,392         2,833              8,291         4,856
                                                     -------       -------            -------       -------
  Provision for income taxes..................        (1,330)           (1)            (2,501)           (2)
                                                     -------       -------            -------       -------
NET INCOME....................................       $ 3,062       $ 2,832            $ 5,790       $ 4,854
                                                     -------       -------            -------       -------
Basic income per share........................       $  0.14       $  0.15            $  0.26       $  0.25
                                                     =======       =======            =======       =======
Diluted income per share......................       $  0.13       $  0.14            $  0.25       $  0.23
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

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN 000S)

                                                                          (UNAUDITED)
                                                                       SIX MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                   -------------------------
                                                                     2004             2003
                                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................       $  5,790         $  4,854
    Adjustments to reconcile net income to net cash provided
      by operating activities:
    Warrants issued/amortized for services and financing....             --              292
    Amortization of deferred debt offering costs............             --              116
    Tax Provision for capital transaction...................           (657)              --
    Depreciation and amortization...........................          2,963            3,178
    Other...................................................             --               38
    Tax benefit from option/warrant exercise................          2,863               --
    (Increase) Decrease in operating assets
        Accounts receivable.................................           (981)          (1,087)
        Prepaid expenses and other current assets...........           (122)             198
        Prepaid distribution rights.........................           (813)          (1,069)
        Deferred tax asset..................................           (108)              --
        Other assets........................................            114              335
    Increase (Decrease) in operating liabilities
        Accounts payable....................................           (306)            (668)
        Deferred revenue, net...............................           (392)            (502)
        Taxes payable.......................................            356               --
        Deferred tax liability..............................             42               --
        Accrued restructuring cost..........................             (7)            (295)
        Accrued liabilities and other current liabilities...            437              868
                                                                   --------         --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES.......          9,179            6,258
                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investments.................................        (10,185)              --
    Purchase of equipment and furniture.....................           (574)            (313)
    Sale/Redemption of investments..........................          1,897               --
                                                                   --------         --------
        NET CASH USED IN INVESTING ACTIVITIES...............         (8,862)            (313)
                                                                   --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations...................           (202)            (731)
    Increase (decrease) in note payable.....................           (400)             400
    Issuance of common stock................................          1,565            1,294
    Retirement of common stock..............................             --           (1,500)
    Redemption of redeemable preferred stock................             --           (1,750)
    Decrease in other financing activities..................           (117)             (60)
                                                                   --------         --------
        NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES........................................            846           (2,347)
                                                                   --------         --------
NET INCREASE IN CASH........................................          1,163            3,598
CASH AND CASH EQUIVALENTS, beginning of period..............         15,352            4,264
                                                                   --------         --------
CASH AND CASH EQUIVALENTS, end of period....................       $ 16,515         $  7,862
                                                                   ========         ========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (IN 000S)

                                                             (UNAUDITED)                    (UNAUDITED)
                                                            QUARTER ENDED                 SIX MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                        ----------------------        ------------------------
                                                          2004          2003            2004            2003
                                                        --------      --------        --------        --------
Net income........................................       $3,062        $2,832          $5,790          $4,854
Other comprehensive loss
  Unrealized loss on available-for-sale marketable
  securities, net of tax..........................           (3)           --              (3)             --
                                                         ------        ------          ------          ------
    Total comprehensive income....................       $3,059        $3,832          $5,787          $4,854
                                                         ======        ======          ======          ======

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (IN 000S)

                                                                          (UNAUDITED)
                                                                        SIX MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     ----------------------
                                                                       2004          2003
                                                                     --------      --------
NEW FRONTIER MEDIA, INC. COMMON STOCK
    Balance at beginning of year............................         $     2       $      2
                                                                     -------       --------
    Balance at end of period................................               2              2
                                                                     -------       --------
ADDITIONAL PAID-IN CAPITAL
    Balance at beginning of period..........................          49,590         45,943
    Exercise of stock options/warrants......................           1,565          1,294
    Tax provision for capital transaction...................            (657)            --
    Tax benefit for stock option/warrant exercise...........           2,863             --
    Retirement of stock.....................................              --         (1,500)
    Legal settlement........................................              --             45
    Cancellation of warrants associated with license
      agreement.............................................              --         (1,152)
    Stock issued in connection with financing...............              --            410
    Elimination of inter-company investment.................              --           (558)
    Other...................................................              --            144
                                                                     -------       --------
    Balance at end of period................................          53,361         44,626
                                                                     -------       --------
ACCUMULATED DEFICIT
    Balance at beginning of year............................         (12,576)       (23,489)
    Net income..............................................           5,790          4,854
                                                                     -------       --------
    Balance at end of period................................          (6,786)       (18,635)
                                                                     -------       --------
ACCUMULATED COMPREHENSIVE LOSS
    Balance at beginning of year............................              --             --
    Unrealized losses on available-for-sale securities......              (3)            --
                                                                     -------       --------
    Balance at end of period................................              (3)            --
                                                                     -------       --------
TOTAL SHAREHOLDERS' EQUITY..................................         $46,574       $ 25,993
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

The results of operations for the six-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

BUSINESS

New Frontier Media, Inc. (New Frontier Media), is a publicly traded holding company for its operating subsidiaries.

Colorado Satellite Broadcasting, Inc. (CSB), d/b/a The Erotic Networks, (TEN) is a leading provider of adult programming to multi-channel television providers and low-powered direct-to-home households. Through its VOD service and its networks -- Pleasure, TEN, TEN*Clips, TEN*Xtsy, TEN*Blue, TEN*Blox, and TEN*Max -- TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult consumers. Ten Sales, Inc., formed in April 2003, is responsible for selling TEN's services.

Interactive Gallery, Inc. (IGI) aggregates and resells adult content over the Internet. IGI sells content to monthly subscribers through its broadband site, www.TEN.com, partners with third-party gate-keepers for the distribution of www.TEN.com and wholesales pre-packaged content to various webmasters.

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

STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB Opinion No. 25) and related interpretations in accounting for its plans and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company's common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company's stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company's common stock at the date of the grant. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of operations for its stock-based compensation plans.

Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average for the quarter and six months ended September 30, 2004: risk free interest rate of 3.47% and 3.73%, respectively; dividend yield of 0%; expected lives of 3 years and 1 year, respectively; and expected volatility of 68% and 78%, respectively; for the quarter and six months ended September 30, 2003; risk free interest rate of 2.96%; dividend yield of 0%; expected lives of 5 years; and expected volatility of 95%.

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

                                                         (UNAUDITED)                    (UNAUDITED)
                                                        QUARTER ENDED                 SIX MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ----------------------        ------------------------
                                                      2004          2003            2004            2003
                                                    --------      --------        --------        --------
Net income
  As reported.................................      $ 3,062       $ 2,832         $ 5,790         $ 4,854
                                                    -------       -------         -------         -------
Deduct:
  Total stock-based employee compensation
  expense determined under fair value based
  method for awards granted, modified, or
  settled, net of tax.........................         (129)         (225)           (199)           (296)
                                                    -------       -------         -------         -------
  Pro forma...................................      $ 2,933       $ 2,607         $ 5,591         $ 4,558
                                                    =======       =======         =======         =======
Basic income per common share
  As reported.................................      $  0.14       $  0.15         $  0.26         $  0.25
  Pro forma...................................      $  0.13       $  0.13         $  0.25         $  0.23
Diluted income per common share
  As reported.................................      $  0.13       $  0.14         $  0.25         $  0.23
  Pro forma...................................      $  0.13       $  0.13         $  0.24         $  0.22

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands):

                                                         (UNAUDITED)                    (UNAUDITED)
                                                        QUARTER ENDED                 SIX MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ----------------------        ------------------------
                                                      2004          2003            2004            2003
                                                    --------      --------        --------        --------
Net income....................................      $ 3,062       $ 2,832         $ 5,790         $ 4,854
                                                    =======       =======         =======         =======
Average outstanding shares of common stock....       22,002        19,436          22,174          19,584
Dilutive effect of Warrants/Employee Stock
  Options.....................................          807         1,312             831           1,183
                                                    -------       -------         -------         -------
Common stock and common stock equivalents.....       22,809        20,748          23,005          20,767
                                                    =======       =======         =======         =======
Basic income per share........................      $  0.14       $  0.15         $  0.26         $  0.25
                                                    =======       =======         =======         =======
Diluted income per share......................      $  0.13       $  0.14         $  0.25         $  0.23
                                                    =======       =======         =======         =======

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants was greater than the average market price of the common shares were approximately 371,000 and 3,396,000 for the quarter ended September 30, 2004 and 2003, respectively; and 371,000 and 3,525,000 for the six months ended September 30, 2004 and 2003, respectively. Inclusion of these options and warrants would be antidilutive.

NOTE 3 -- SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

The Company has the following two reportable segments:

  * Pay TV Group -- distributes branded adult entertainment programming networks and Video-On-Demand (VOD) content through electronic distribution platforms including cable television, C-Band, and Direct Broadcast Satellite (DBS)

  * Internet Group -- aggregates and resells adult content via the Internet. The Internet Group sells content to monthly subscribers through its broadband site, www.ten.com, partners with third-party gatekeepers for the distribution of www.ten.com, and wholesales pre-packaged content to various webmasters.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

The following tables represent financial information by reportable segment (in thousands):

                                                             (UNAUDITED)                  (UNAUDITED)
                                                            QUARTER ENDED               SIX MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                        ----------------------       ----------------------
                                                          2004          2003           2004          2003
                                                        --------      --------       --------      --------
NET SALES
    Pay TV........................................      $11,349       $10,079        $22,138       $19,161
    Internet Group................................          677           840          1,364         1,838
                                                        -------       -------        -------       -------
        Total.....................................      $12,026       $10,919        $23,502       $20,999
                                                        -------       -------        -------       -------
SEGMENT PROFIT
    Pay TV........................................      $ 5,505       $ 4,244        $10,784       $ 7,652
    Internet Group................................           38          (101)           (26)           31
    Corporate Administration......................       (1,151)       (1,310)        (2,467)       (2,827)
                                                        -------       -------        -------       -------
        Total.....................................      $ 4,392       $ 2,833        $ 8,291       $ 4,856
                                                        =======       =======        =======       =======
INTEREST INCOME
    Internet Group................................      $    --       $    --        $    --       $     3
    Corporate Administration......................           81             8            114            17
                                                        -------       -------        -------       -------
        Total.....................................      $    81       $     8        $   114       $    20
                                                        =======       =======        =======       =======
INTEREST EXPENSE
    Pay TV........................................      $    21       $    29        $    46       $    63
    Internet Group................................            2           108              9           154
    Corporate Administration......................            5           224              7           454
                                                        -------       -------        -------       -------
        Total.....................................      $    28       $   361        $    62       $   671
                                                        =======       =======        =======       =======
DEPRECIATION AND AMORTIZATION
    Pay TV........................................      $ 1,399       $ 1,498        $ 2,795       $ 2,978
    Internet Group................................           81            91            164           192
    Corporate Administration......................            2             5              4             8
                                                        -------       -------        -------       -------
        Total.....................................      $ 1,482       $ 1,594        $ 2,963       $ 3,178
                                                        =======       =======        =======       =======

                                                        (UNAUDITED)
                                                       SEPTEMBER 30,    MARCH 31,
                                                           2004            2004
                                                       -------------   ------------
IDENTIFIABLE ASSETS
    Pay TV.........................................      $ 46,476        $ 36,232
    Internet Group.................................         3,428           2,790
    Corporate Administration.......................        29,429          20,008
    Eliminations...................................       (25,670)        (14,268)
                                                         --------        --------
        Total......................................      $ 53,663        $ 44,762
                                                         ========        ========

During the quarter ended June 30, 2004, the Company moved certain prepaid distribution rights, totaling $1 million, from the Pay TV Group to the Internet Group. The Company determined that these certain prepaid distribution rights will be used exclusively by the Internet Group and have, therefore, reclassified them accordingly. As of the quarter and six months ended September 30, 2003, included in the Pay TV segment, is amortization related to these certain prepaid distribution rights of approximately $52,000.

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

NOTE 4 -- MAJOR CUSTOMER

The Company's major customers (revenues in excess of 10% of total sales) are EchoStar Communications Corporation (EchoStar), Time Warner, Inc. (Time Warner) and Comcast Corporation (Comcast). EchoStar, Time Warner and Comcast are included in the Pay TV Group. Revenue from Echostar's DISH Network, Time Warner and Comcast as a percentage of total revenue for each of the quarters and six months ended September 30 are as follows:

                                                                                                      (UNAUDITED)
                                                       (UNAUDITED)                                    SIX MONTHS
                                                      QUARTER ENDED                                      ENDED
                                                      SEPTEMBER 30,                                  SEPTEMBER 30,
                                                 -----------------------                        -----------------------
                                                   2004           2003                            2004           2003
                                                 --------       --------                        --------       --------
            EchoStar......................         35%            34%                             34%            35%
            Time Warner...................         20%            15%                             20%            14%
            Comcast.......................         11%             3%                             10%             4%

At September 30, 2004 and March 31, 2004, accounts receivable from EchoStar was approximately $3,425,000 and $3,333,000, respectively. At September 30, 2004 and March 31, 2004, accounts receivable from Time Warner was approximately $1,223,000 and $880,000, respectively. At September 30, 2004 and March 31, 2004, accounts receivable from Comcast was approximately $1,144,000 and $799,000, respectively. The loss of its major customers could have a materially adverse effect on the Company's business, operating results and/or financial condition.

NOTE 5 -- STOCK OPTIONS

During the quarter ended June 30, 2004, the Company granted 330,000 options to certain employees from the 1999 Incentive Stock Option Plan.

During the quarter ended September 30, 2004, the Company granted 155,000 options to certain employees and members of the Board of Directors from the 1999 incentive stock option plan.

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

NOTE 7 -- FINANCIAL ARRANGEMENTS

During the quarter ended June 30, 2004, the company obtained a $3 million line of credit from an outside financial institution. The line of credit expires in June of 2005 and is secured by the Pay TV Group's trade accounts receivable. The interest rate applied on the line of credit is variable based on the current prime rate. The line of credit requires that the Company maintain certain restrictive financial covenants and ratios. The Company did not draw down on the line of credit during the six months ended September 30, 2004.

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8 -- INCOME TAXES

The Company's effective tax rate of 30% reflects the use of net operating losses
(NOLs) in the current year as well as establishing deferred tax assets for all temporary differences other than net operating losses which may expire due to the statutory limitations. Because the Company anticipates generating taxable income that exceeds available NOLs, the Company expects to pay federal income taxes for the current year. The Company also anticipates paying certain State Income taxes in jurisdictions for which there are not enough NOLs to offset the Company's taxable income. During the quarter ended September 30, 2004, the Company recorded a tax benefit of $1.6 million related to the tax deductions in connection with stock option exercises as a component of Additional Paid-In Capital.

NOTE 9 -- COMMITMENTS

SERVICE CONTRACT

During the quarter ended September 30, 2004, the Company entered into a service contract with an unrelated party for uplinking services. The service contract expires in May 2007.

Future minimum payments under this contract as of September 30, 2004 are as follows (in thousands):

                               YEAR ENDED                              SERVICE
                                MARCH 31,                              CONTRACT
                               ----------                              --------
          2005...................................................       $  424
          2006...................................................          849
          2007...................................................          849
          2008...................................................          141
                                                                        ------
          Total minimum payments.................................       $2,263
                                                                        ======

EMPLOYMENT CONTRACTS

During the quarter ended September 30, 2004, the Company entered into non-cancelable employment contracts with certain key employees. The employment contracts expire in August 2006.

Future minimum payments under these contracts as of September 30, 2004 are as follows (in thousands):

                               YEAR ENDED                             EMPLOYMENT
                                MARCH 31,                              CONTRACT
                               ----------                             ----------
          2005...................................................       $  268
          2006...................................................          537
          2007...................................................          224
                                                                        ------
          Total minimum obligation under employment contracts....       $1,029
                                                                        ======

                            NEW FRONTIER MEDIA, INC.
                                AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 -- INVESTMENTS

Investments in debt securities are required to be categorized as either trading, available-for-sale or held-to-maturity. On September 30, 2004, the Company had no trading or held-to-maturity securities. Debt securities categorized as available-for-sale are reported at fair value as follows:

                                                        GROSS            GROSS UNREALIZED
                                                      AMORTIZED       -----------------------       ESTIMATED
                                                        COST           GAINS          LOSSES        FAIR VALUE
                                                      ---------       --------       --------       ----------
    Available-for-sale securities..............
        Bank Debt..............................       $   2,951       $     --       $     --         $2,951
        Mortgage-backed securities.............           2,077              1             --          2,078
        Corporate debt securities..............           2,245             --            (3)          2,242
        Debt securities issued by the US
          Treasury.............................           2,592             --             --          2,592
                                                      ---------       --------       --------         ------
            Total Available-for-sale
            Securities.........................       $   9,865       $      1       $    (3)         $9,863
                                                      =========       ========       ========         ======

The contractual maturities of these investments as of September 30, 2004, were as follows (in thousands):

                                                                          AVAILABLE-FOR-SALE
                                                                              SECURITIES
                                                                      ---------------------------
                                 YEAR ENDED                               GROSS
                                 MARCH 31,                            AMORTIZED COST   FAIR VALUE
                                 ----------                           --------------   ----------
          2005......................................................      $6,176         $6,177
          2006......................................................       3,062          3,061
          2007......................................................         627            625
                                                                          ------         ------
          Total Available-for-Sale Securities.......................      $9,865         $9,863
                                                                          ======         ======

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                           FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. These are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words believe, expect, anticipate, optimistic, intend, will, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to retain our three major customers that account for approximately 34%, 20% and 10% of our total revenue, respectively; 2) our ability to compete effectively for quality content with our Pay TV Group's primary competitor who has significantly greater resources than us; 3) our ability to compete effectively with our Pay TV Group's major competitor or any other competitors that may distribute adult content to Cable MSOs, DBS providers, or to the Hotel industry; 4) our ability to retain our key executives; 5) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 6) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

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

PAY TV SEGMENT

Our Pay TV segment is focused on the distribution of its seven pay-per-view
(PPV) networks and its Video-on-Demand (VOD) service to cable multiple system operators (MSOs) and direct broadcast satellite (DBS) providers. In addition, the Pay TV Group has had success in delivering its VOD service to hotel rooms through its current distribution arrangement with On Command Corporation (On Command). The Pay TV Group earns a percentage of revenue on each PPV, subscription, or VOD transaction related to its services. Revenue growth is expected to occur as the Pay TV Group launches its services to new cable MSOs or DBS providers, experiences growth in the number of digital subscribers for systems where its services are currently distributed (on-line growth), and launches additional services with its existing cable/DBS partners. Revenue growth is also expected to occur as the Pay TV Group experiences new and on-line growth for its VOD service, is able to effect increases in the retail price of its products, and is able to increase the buy rates for its products. The Pay TV Group seeks to achieve distribution for at least four of its services on every digital platform in the U.S. Based on the current market of 22.4 million DBS households and 22.9 million digital cable households, the Pay TV Group currently has 40% of its defined market share.

Revenue growth for the Pay TV Group for the quarter ended September 30, 2004 was driven primarily by:

  * Growth in revenue from its VOD service provided to the Cable and Hotel industries, and

  * Growth in its PPV revenue primarily attributable to its most recent agreement with Time Warner, Inc.

Revenue from the Pay TV Group's VOD service became a significant part of its overall revenue mix during the fiscal year ended March 31, 2004, as cable operators upgraded their systems to deliver content in this manner. The Pay TV Group currently delivers its VOD content to 14.2 million cable network households as compared to 8.0 million a year ago, as well as to 840,000 hotel rooms through its distribution arrangement with On Command.

The Company expects cable operators to continue to upgrade their digital cable systems to allow for the delivery of VOD content to the home. According to the National Cable and Television Association (NCTA), as of March 31, 2004 there were 22.9 million digital cable households in the U.S. We estimate that 17.3 million digital cable households are VOD enabled and, of this amount, 15.2 million provide adult content to their VOD customers. Kagan Research, LLC (Kagan) estimates that there will be 19.8 million and 23.9 million VOD enabled households by the end of calendar years 2004 and 2005, respectively. We expect that our VOD cable revenue will increase as MSOs continue the deployment of this technology to their digital cable subscribers and as they increase the amount of space allocated on their VOD servers to the adult category (currently we provide 75 hours of programming each month). Today, we are the sole provider of adult VOD content to the largest U.S. cable MSO. However, we can give no assurances that we will continue to remain the exclusive provider of adult VOD content to this cable MSO.

The Pay TV Group also provides its two least-edited services to the C-Band market on a direct-to-the-consumer basis. C-Band customers contact the Pay TV Group's in-house call center directly to purchase the networks on a one-month, three-month or six-month subscription basis or PPV basis. The Pay TV Group retains 100% of the revenue from these customers and over 95% of the sales are made via credit cards. This market has been declining for several years as these consumers convert from C-Band big dish analog satellite systems to smaller, 18-inch digital DBS satellite systems. The Pay TV Group has been able to decrease its transponder, uplinking and call center costs related to this business over the years in order to maintain its margins. However, based on the rate of revenue decline and the expected erosion of its C-Band margins, the Pay TV Group expects that it will no longer be operating this business after the first quarter of its 2006 fiscal year. The Pay TV Group expects continued declines in revenue from this segment of its business during its 2005 fiscal year.

INTERNET SEGMENT

The Internet Group generates revenue by selling monthly memberships to its website, TEN.com, by earning a percentage of revenue from third-party gatekeepers for the distribution of TEN.com, and by selling pre-packaged video and photo content to webmasters for a monthly fee.

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

Once the restructuring was completed, we shifted our focus to forming long-term revenue sharing partnerships with third-party gatekeepers such as cable companies, hospitality providers and portals for the distribution of TEN.com, whereby we could gain direct access to consumers in search of adult entertainment and leverage the gatekeepers' billing platform. We completed one such agreement with On Command for the distribution of TEN.com through their digitally wired hotel rooms, and we expect to create additional revenue sharing arrangements in the near-term with select cable operators. The success we achieve with these cable operators will dictate the revenue potential for this segment in the longer term and will serve as justification for larger MSO's to adopt this business model. Currently, we do not generate material revenue from these third-party arrangements (less than 5% of our total Internet revenue).

Over 80% of our revenue from the Internet Group continues to be generated from monthly memberships to TEN.com. However, we have seen this revenue erode over the past several years since the traffic volume to TEN.com did not generate enough new monthly sign-ups to offset the cancellations in our membership base. The decline in membership revenue has slowed over the past several quarters as new marketing efforts have increased traffic to TEN.com, generating monthly sign-ups that are close to or slightly exceeding our monthly cancellation rate. We will continue to focus on ways to generate profitable traffic during the 2005 fiscal year in order to reverse the decline in membership revenue from TEN.com.

We have also seen a decrease in revenue generated from selling pre-packaged content to webmasters. This decrease in revenue from the sale of pre-packaged content is due to a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. In addition, in the past, we have not allocated any significant resources towards a sales effort for these content products. However, we contracted with a third-party marketing company at the end of this current quarter to sell our products on our behalf to the webmaster community in an attempt to gain more exposure in the marketplace and increase the revenue from this business.

We view our Internet Group as an investment in the future, and we do not anticipate any significant revenue growth from this segment during the 2005 fiscal year. As technology advances, we expect to leverage our existing Internet infrastructure to take advantage of new distribution opportunities such as interactive TV applications, wireless distribution, and digital subscriber line
(DSL) delivery to the set-top box. Until then, the Internet Group will focus its efforts on deriving monthly subscription revenue from traffic directed to TEN.com through advertising on the Pay TV Group's networks and affiliate webmaster programs, as well as to completing new revenue sharing partnerships through which we can gain access to captive adult consumers of the Cable MSOs.

                                  PAY TV GROUP

The following table outlines the current distribution environment and network households for each network:

                                                ESTIMATED NETWORK HOUSEHOLDS(2)
                                           -----------------------------------------
                                                        (IN THOUSANDS)
                                               AS OF           AS OF
                                           SEPTEMBER 30,   SEPTEMBER 30,
    NETWORK         DISTRIBUTION METHOD        2004            2003        % CHANGE
    -------         -------------------    -------------   -------------   ---------
Pleasure          Cable/DBS                    8,600           8,100            6%
TEN               Cable/DBS                   16,100          13,500           19%
TEN*Clips         Cable/DBS                   15,900          11,900           34%
Video-On-Demand   Cable                       14,200           8,000           78%
TEN*Blue          Cable                        2,700           1,600           69%
TEN*Blox          Cable                        4,200           1,700          147%
TEN*Xtsy          C-band/Cable/DBS            10,600           9,400           13%(1)
TEN*Blue Plus(3)  C-band/Cable                     0             500          N/A
TEN*Max           C-band/Cable                   380             500          (24%)(1)
TOTAL NETWORK HOUSEHOLDS                      72,680          55,200

    (1) % change gives effect to a 32% decline in the C-band market's total addressable households. Total addressable C-Band households declined from 466,000 as of September 30, 2003 to 316,000 as of September 30, 2004.

    (2) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group's channels, since each network represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as 19.7 million and 12.8 million digital cable homes as of September 30, 2004 and 2003, respectively, and 10 million and 8.8 million DBS homes as of September 30, 2004 and 2003, respectively.

    (3) The Pay TV Group discontinued providing its TEN*BluePlus network in February 2004.

The following table sets forth certain financial information for the Pay TV Group for the quarter and six months ended September 30, 2004 and 2003:

                                                                                                                    YEAR-TO-
                                         (IN MILLIONS)             QUARTERLY             (IN MILLIONS)                DATE
                                         QUARTER ENDED              PERCENT              YEAR-TO-DATE               PERCENT
                                         SEPTEMBER 30,               CHANGE              SEPTEMBER 30,               CHANGE
                                    -----------------------       ------------      -----------------------       ------------
                                      2004           2003          '04 VS '03         2004           2003          '04 VS '03
                                    --------       --------       ------------      --------       --------       ------------
NET REVENUE
    Cable/DBS/Hotel...........       $10.3          $ 8.4               23%          $20.0          $15.6               28%
    C-Band....................         1.0            1.7              (41%)           2.1            3.6              (42%)
                                     -----          -----                            -----          -----
  TOTAL.......................       $11.3          $10.1               12%          $22.1          $19.2               15%
                                     -----          -----                            -----          -----
COST OF SALES.................       $ 3.8          $ 4.0               (5%)         $ 7.4          $ 7.5               (1%)
                                     -----          -----                            -----          -----
GROSS PROFIT..................       $ 7.5          $ 6.1               23%          $14.7          $11.7               26%
                                     =====          =====                            =====          =====
GROSS MARGIN..................         66%            60%                              67%            61%
                                     -----          -----                            -----          -----
OPERATING EXPENSES............         2.0            1.8               11%            3.9            4.0               (3%)
                                     -----          -----                            -----          -----
OPERATING INCOME..............       $ 5.5          $ 4.3               28%          $10.8          $ 7.7               40%
                                     =====          =====                            =====          =====

NET REVENUE
CABLE/DBS/HOTEL REVENUE

The 23% and 28% increase in our cable/DBS/hotel revenue for the quarter and six months ended September 30, 2004 was attributable to the following items:

  * A 32% and 51% increase in VOD revenue for the quarter and six month period, respectively

  * A 36% and 35% increase in our cable PPV revenue for the quarter and six month period, respectively

  * A 13% and 11% increase in revenues generated by our three services on the DISH platform for the quarter and six month period, respectively

Revenue from our VOD service continues to be a significant contributor to our revenue growth year-over-year for the quarter and six month period. Revenue from our cable and hotel VOD service was 38% and 37% of our total Pay TV revenue for the quarter and six months ended September 30, 2004, as compared to 32% and 28% of total Pay TV revenue for the quarter and six months ended September 30, 2003. Our VOD content is available through our distribution arrangements with cable MSOs to 14.2 million cable network households as of September 30, 2004, as compared to 8.0 million for the quarter a year ago, as well as to 840,000 hotel rooms through our distribution arrangement with On Command.

We are currently the sole provider of VOD content to the largest cable MSO in the U.S. Prior to the current quarter, we were also the sole provider of adult VOD content to the second largest cable MSO in the U.S. However, we will begin to share this platform with our largest competitor in future quarters. At this time, we cannot determine what the effect of additional competition on this MSO's platform will be. However, we do not anticipate any significant changes in our VOD revenue from this MSO because we have always operated in a competitive environment on cable/DBS platforms.

The 36% and 35% increase in our cable PPV revenue for the quarter and six months ended September 30, 2004 is primarily related to our new distribution deal with Time Warner, Inc. that provides for the distribution of up to five of our networks on their affiliated systems. Through this deal we have added 3.8 million new network households for our TEN, TEN*Clips, TEN*Blue and TEN*Blox services since September 2003.

The 13% and 11% increase in revenues from our three services on the DISH platform for the quarter and six months ended September 30, 2004 is attributable to the increase in the number of subscribers to the DISH platform and to certain changes that DISH has made to the way it prices and packages its adult programming networks.

C-BAND REVENUE

The 41% and 42% decline in C-Band revenue for the quarter and six months ended September 30, 2004 is a result of the continued decline of the C-Band market as consumers convert from C-Band big dish analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has decreased 32% since September 30, 2003, from 466,000 addressable subscribers to 316,000 addressable subscribers as of September 30, 2004.

During the quarter ended March 31, 2004, we discontinued selling TEN*BluePlus on the C-Band platform. Providing our other two networks to the C-Band market continues to be profitable for us, generating operating margins of 52% and 49% for the quarter and six months ended September 30, 2004, respectively, as compared to 52% for the quarter and six months ended September 30, 2003. We will continue to closely monitor this business, and we will discontinue providing our content on this platform when margins erode to an unacceptable level.

COST OF SALES

Our cost of sales consists of expenses associated with our digital broadcast facility, satellite uplinking, satellite transponder leases, programming acquisition and conforming costs, VOD transport costs, amortization of content licenses, and our in-house call center operations related to our C-Band business.

The 5% and 1% decline in our cost of sales year-over-year for the quarter and six months is primarily related to a decline in call center and programming acquisition and conforming costs. Call center costs have decreased due to staff layoffs necessitated by declining call volume as the C-Band market continues to erode. Programming acquisition and conforming costs have decreased because we no longer outsource these services to a third-party. We have developed in-house programming and conforming departments that perform these same services at a much lower cost for us.

We also experienced a decrease in our transponder lease and uplinking costs for the quarter and six months ended September 30, 2004. Our satellite transponder lease costs declined year-over-year because we terminated the delivery of our TEN*BluePlus network in February 2004, resulting in the cancellation of the transponder lease for this network. Our uplinking costs declined for this same period due to the renegotiation of our uplink service contract with our current provider. The decline in these costs was offset by an increase in transport costs for the quarter and six-months ended September 30, 2004, related to the delivery of our VOD content to cable MSOs.

OPERATING INCOME

Operating income increased 28% and 40% for the quarter and six months ended September 30, 2004, primarily as a result of a 12% and 15% increase in revenue for the same periods, respectively. Gross margins increased to 66% for the quarter ended September 30, 2004, from 60% for the quarter a year ago, and to 67% for the six months ended September 30, 2004, from 61% for the six month period a year ago.

Operating expenses increased 11% for the quarter ended September 30, 2004 as a result of an increase in marketing costs incurred in connection with a consumer outreach event to promote the TEN* brand and services. We expect to continue to incur similar costs for promotional events in future quarters in an effort to increase recognition for the TEN* brand within our consumer base.

The 3% decline in operating expense for the six months ended September 30, 2004 was related to a decrease in C-Band marketing costs, as we are no longer utilizing a barker channel to promote these services, and a decrease in trade show expenses year-over-year for the six month period. The decline in these expenses was offset by an increase in brand promotion expenses incurred during the current year quarter as discussed above.

                                 INTERNET GROUP

The following table sets forth certain financial information for the Internet Group for the quarter and six months ended September 30, 2004 and 2003:

                                                                                                                    YEAR-TO-
                                         (IN MILLIONS)             QUARTERLY             (IN MILLIONS)                DATE
                                         QUARTER ENDED              PERCENT              YEAR-TO-DATE               PERCENT
                                         SEPTEMBER 30,               CHANGE              SEPTEMBER 30,               CHANGE
                                    -----------------------       ------------      -----------------------       ------------
                                      2004           2003          '04 VS '03         2004           2003          '04 VS '03
                                    --------       --------       ------------      --------       --------       ------------
NET REVENUE
    Net Membership............       $ 0.6          $ 0.6                0%          $ 1.2          $ 1.4              (14%)
    Sale of Content...........         0.1            0.2              (50%)           0.2            0.4              (50%)
                                     -----          -----                            -----          -----
  TOTAL.......................       $ 0.7          $ 0.8              (13%)         $ 1.4          $ 1.8              (22%)
                                     -----          -----                            -----          -----
COST OF SALES.................       $ 0.3          $ 0.3                0%          $ 0.6          $ 0.7              (14%)
                                     -----          -----                            -----          -----
GROSS PROFIT..................       $ 0.4          $ 0.5              (20%)         $ 0.8          $ 1.1              (27%)
                                     =====          =====                            =====          =====
GROSS MARGIN..................         57%            63%                              57%            61%
                                     -----          -----                            -----          -----
OPERATING EXPENSES............       $ 0.3          $ 0.6              (50%)         $ 0.8          $ 1.1              (27%)
                                     -----          -----                            -----          -----
OPERATING INCOME (LOSS).......       $ 0.1          $(0.1)            (200%)         $  --          $  --                0%
                                     =====          =====                            =====          =====

NET REVENUE

The 13% decline in total net revenue for the quarter and 22% decline in net revenue for the six months are related to the following:

  * Net membership revenue being flat to slightly down for the quarter and six months ended September 30, 2004, and

  * A 50% decline in revenue from the wholesale of content products created by the Internet Group

Net membership revenue was flat to slightly down for the quarter and six months ended September 30, 2004 as we continue to experience the erosion of the sale of monthly memberships to our website, www.ten.com. We are implementing new pricing and marketing strategies in an effort to slow the decline in our membership revenue. During the current quarter we increased the price of a monthly membership to $29.95 from $19.95. In addition, we are now offering a three-month membership for $74.95. This price increase applies only to new members joining our site. This price increase will, therefore, have only a minimal effect on our revenue as old members are billed at the rate in effect at the time they joined the site.

We continue to market www.ten.com on the Pay TV Group's networks. Additionally, we have implemented new affiliate marketing programs for webmasters sending traffic to our site. These webmasters are paid a fee for any traffic sent to our website that converts into a paying member. The amount paid to the webmaster is a one-time fee of 40%- 67% of the first month's membership revenue. The effect of these new affiliate marketing programs has been to attract additional traffic to our site, resulting in a reduction in our churn rate. At the same time, we are experiencing an increase in the number of chargebacks and credits, which is to be expected as we grow our gross revenue. Chargebacks and credits have increased from 0% to 5% of our gross membership revenue for both the quarter and six months ended September 30, 2004.

The 50% decline in revenue from the sale of content products is due to a continued softening in demand for content by third-party webmasters. Webmasters continue to decrease their reliance on outside sources for content and are demanding lower prices for the content that they do purchase. In addition, we have not allocated any significant resources towards a sales effort for our content products. However, during the current quarter, we contracted with a third-party marketing company to sell our content products on our behalf. We expect that this company will be successful in increasing the revenue from the sale of these products.

COST OF SALES

Cost of sales consists of fixed and variable expenses associated with the processing of credit cards, bandwidth, traffic acquisition costs, content costs and depreciation of assets related to our Internet infrastructure.

Cost of sales was flat year-to-year for the quarter. We did experience an increase in our content costs and traffic acquisition costs during this period. Traffic acquisition costs increased from 0% to 11% of net membership revenue for the current year quarter. The increase in these costs was fully offset by a 61% decrease in depreciation expense and a 35% decrease in bandwidth costs due to the renegotiation of these contracts during the year.

The 14% decrease in cost of sales for the six months ended September 30, 2004 was related to a 62% decline in depreciation expense and a 29% decrease in bandwidth costs. The decline in these costs was partially offset by an increase in content and traffic acquisition costs. Traffic acquisition costs for the six month period increased from 0% to 8% of net membership revenue.

OPERATING INCOME (LOSS)

The 200% increase in operating income year-over-year for the quarter is related to a 50% decrease in operating expenses which offset the 20% decline in gross profit during the current year quarter. The 50% decrease in operating expenses for the quarter was primarily related to a 63% decrease in legal expenses. Legal expenses declined due to the settlement of a lawsuit during the first quarter of the current fiscal year.

Operating income was $0 for the six months ended September 30, 2004 and 2003. Operating expenses declined 27% year-over-year for the six-month period, which offset the 27% decline in gross profit for the same period. The decline in operating expenses for the current six-month period was related to a decrease in legal expenses. However, legal expenses for the six months ended September 30, 2004 included a non-recurring $0.2 million charge for the settlement of a lawsuit during the first quarter of the current fiscal year.

                            CORPORATE ADMINISTRATION

The following table sets forth certain financial information for our Corporate Administration expenses for the quarter and six months ended September 30, 2004 and 2003:

                                                                                                           YEAR-TO-
                                (IN MILLIONS)             QUARTERLY             (IN MILLIONS)                DATE
                                QUARTER ENDED              PERCENT              YEAR-TO-DATE               PERCENT
                                SEPTEMBER 30,               CHANGE              SEPTEMBER 30,               CHANGE
                           -----------------------       ------------      -----------------------       ------------
                             2004           2003          '04 VS '03         2004           2003          '04 VS '03
                           --------       --------       ------------      --------       --------       ------------
Operating Expenses...       $(1.2)         $(1.1)              9%           $(2.5)         $(2.4)              4%
                            =====          =====                            =====          =====

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

The $0.1 million increase in our Corporate Administration fees for the quarter and six months ended September 30, 2004 is related to an increase in our accounting and professional fees for the implementation of Section 404 of the Sarbanes-Oxley Act with respect to our internal controls over our financial reporting. We have hired an outside consulting firm to assist us with this project, and we expect to continue to incur additional fees for this during the next six months.

Additionally, consulting fees for the six months ended September 30, 2004 declined $0.2 million. This decline in consulting fees, which was related to fees paid to our former Chief Executive Officer and a non-cash expense related to the extension of his options during the quarter ended June 30, 2003, was offset by an increase in listing fees paid in connection with the acceptance of our phase-up application to the NASDAQ National Market during the quarter ended June 30, 2004, and an increase in payroll costs for that same quarter.

                        LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES AND INVESTING ACTIVITIES:

Our statements of cash flows are summarized as follows (in millions):

                                                                    SIX MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 -----------------------
                                                                   2004           2003
                                                                 --------       --------
Net cash provided by operating activities.................       $    9.2       $    6.3
                                                                 ========       ========
Cash flows used in investing activities:
    Purchases of equipment and furniture..................           (0.6)          (0.3)
    Purchase of investments...............................          (10.2)           0.0
    Sale/Redemption of investments........................            1.9            0.0
                                                                 --------       --------
Net cash used in investing activities.....................       $   (8.9)      $   (0.3)
                                                                 ========       ========

The increase in cash provided by operating activities year-over-year for the six-month period is primarily related to increased profits for the period as well as to a $2.9 million tax benefit from the exercise of options and warrants. Accounts receivable increased $0.9 million from March 31, 2004 and our content licensing costs were $0.8 million for the six months ended September 30, 2004.

The increase in cash used in investing activities year-over-year for the six-month period is related to the purchase of investments in the amount of $10.2 million. These investments relate to certificates of deposits and fixed income debt instruments with average maturities of less than eight months. In addition, we purchased $0.6 million in equipment for the six months ended September 30, 2004. These purchases relate to the final improvements made to our broadcast facility in the amount of $0.2 million and the purchase of servers, computers, conforming and broadcast equipment in the amount of $0.4 million.

Cash used in investing activities for the six months ended September 30, 2003 related to the purchase of broadcast equipment, encrypting equipment for new cable launches, storage capacity and upgrades to our broadcast facility.

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Our cash flows provided by (used in) financing activities are as follows (in millions):

                                                                    SIX MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                 -----------------------
                                                                   2004           2003
                                                                 --------       --------
Cash flows provided by (used in) financing activities:
    Payments on capital lease obligations.................       $   (0.2)      $   (0.7)
    Increase (Decrease) notes payable.....................           (0.4)           0.4
    Issuance of Common Stock..............................            1.6            1.3
    Retirement of stock...................................            0.0           (1.5)
    Net redemption of redeemable preferred stock..........            0.0           (1.8)
    Decrease in other financing obligations...............           (0.1)           0.0
                                                                 --------       --------
Net cash provided by (used in) financing activities:......       $    0.9       $   (2.3)
                                                                 ========       ========

During the six months ended September 30, 2004 we repaid our $0.4 million secured note payable that was due to an unrelated third party. Our remaining debt is primarily related to capital lease obligations and other financing obligations. Interest expense is expected to be immaterial during the current fiscal year.

Cash used in financing activities for the six months ended September 30, 2003 related to payments on capital lease obligations, the repayment of $3.8 million of our Class A Redeemable Preferred Stock, and the purchase and subsequent retirement of 2.5 million shares of our stock acquired from a former officer of the Company as part of a legal settlement. The use of this cash was offset by the issuance of 2.5 million shares of Class B Redeemable Preferred Stock, the receipt of $1.3 million in proceeds from the exercise of stock options and warrants, and an increase in net borrowings of $0.4 million.

We currently have a $3 million line of credit available with a bank that expires in June 2005. The interest rate applied to the line of credit is variable based on the current prime rate. The balance on the line of credit is $0. The line of credit is secured by the Pay TV Group's trade account receivables and requires that we comply with certain financial covenants and ratios.

If we were to lose our three major customers that account for 34%, 20%, and 10% of our revenue, respectively, our ability to fund our operating requirements would be severely impaired.

We do not expect to pay any federal income taxes until later in the fiscal year, as we expect to utilize our net operating loss carryovers for tax purposes. We anticipate requiring cash of less than $0.5 million to satisfy our tax obligations for the current fiscal year.

Our Pay TV Group executed a new agreement with our uplink service provider during the quarter ended September 30, 2004. This contract commits us to $2.5 million over 36 months for these services.

We believe that our current cash balances and cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures that may be incurred can be financed through our cash flows from operations. We anticipate total capital expenditures for the current fiscal year to be less than $1.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company's exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of September 30, 2004, the Company had cash in checking and money market accounts, certificates of deposits, and fixed income debt instruments. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company's borrowings are at fixed interest rates, limiting the Company's exposure to interest rate risk.

Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities and Exchange
(SEC) reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company's are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

                         PART II. -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held an annual meeting of its shareholders on August 24, 2004 (the Annual Meeting).

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

The votes were cast for this matter as follows:

                                                                                      BROKER
                                    FOR        AGAINST      ABSTAIN     WITHHELD     NON-VOTE
                                -----------  -----------  -----------  -----------  -----------
Michael Weiner                  18,298,258        0        2,691,420        0
Alan L. Isaacman                18,298,258        0        2,691,420        0            0
Hiram J. Woo                    18,298,258        0        2,691,420        0            0
David Nicholas                  18,298,258        0        2,691,420        0            0
Melissa Hubbard                 18,298,258        0        2,691,420        0            0
Dr. Skender Fani                18,298,258        0        2,691,420        0            0

       (ii) The ratification of the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending March 31, 2005.

The votes were cast for this matter as follows:

                                                                                      BROKER
                                    FOR        AGAINST      ABSTAIN     WITHHELD     NON-VOTE
                                -----------  -----------  -----------  -----------  -----------
                                20,915,486     69,500        4,692          0            0

ITEM 6. EXHIBITS

a) Exhibits

    31.01 Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.02 Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.01 Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.02 Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    10.01 Telecommunications Services Agreement between WilTel Communications, LLC and Colorado Satellite Broadcasting, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          NEW FRONTIER MEDIA, INC.

                                          /s/ Karyn L. Miller
                                          -------------------------------
                                          Karyn L. Miller
                                          Chief Financial Officer
                                          (Principal Accounting Officer)
Dated: November 10, 2004