Form 10-Q
period 2004-12-31
NEW FRONTIER MEDIA INC
filed 2005-02-11
CIK 847383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

For the quarterly period ended December 31, 2004

☐   Transition Report under Section 13 or 15(d) of the Exchange Act.

For the transition period from                          to

000-23697
(Commission file number)

NEW FRONTIER MEDIA, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1084061
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

7007 Winchester Circle, Suite 200, Boulder, CO 80301
(Address of principal executive offices)

(303) 444-0900
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of February 8, 2005, 22,545,195 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q
NEW FRONTIER MEDIA, INC.
Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in 000s)

ASSETS

	(Unaudited) December 31, 2004	March 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$17,448	$15,352
Investments	9,854	1,478
Accounts receivable, net of allowance for doubtful accounts of $68 and $68, respectively	7,438	6,872
Prepaid expenses	456	497
Deferred tax asset	534	—
Note receivable	400	—
Other	311	236

TOTAL CURRENT ASSETS	36,441	24,435

FURNITURE AND EQUIPMENT, net	3,623	3,727

OTHER ASSETS:
Prepaid distribution rights, net	9,974	11,627
Goodwill	3,743	3,743
Investments	3,255	—
Other identifiable intangible assets, net	165	356
Deposits	41	156
Other	618	718

TOTAL OTHER ASSETS	17,796	16,600

TOTAL ASSETS	$57,860	$44,762

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in 000s)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited) December 31, 2004	March 31, 2004
CURRENT LIABILITIES:
Accounts payable	$1,449	$1,767
Current portion of obligations under capital leases	201	356
Deferred revenue	717	1,304
Current portion of notes payable	344	653
Taxes payable	2,392	—
Accrued restructuring expense	494	1,026
Accrued compensation	1,221	952
Accrued liabilities	1,175	1,259

TOTAL CURRENT LIABILITIES	7,993	7,317

LONG-TERM LIABILITIES:
Obligations under capital leases, net of current portion	19	154
Notes payable, net of current portion	—	275
Deferred tax liability	170	—

TOTAL LONG-TERM LIABILITIES	189	429

TOTAL LIABILITIES	8,182	7,746

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.0001 par value, 50,000,000 shares authorized, 22,290,028 and 22,386,008 respectively, shares issued and outstanding	2	2
Preferred stock, $.10 par value, 5,000,000 shares authorized:
Class A, no shares issued and outstanding	—	—
Class B, no shares issued and outstanding	—	—
Additional paid-in capital	53,580	49,590
Accumulated deficit	(3,862)	(12,576)
Accumulated other comprehensive loss	(42)	—

TOTAL SHAREHOLDERS’ EQUITY	49,678	37,016

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$57,860	$44,762

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s)

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2004	2003	2004	2003
SALES, net	$11,991	$10,779	$35,493	$31,778
COST OF SALES	4,000	4,220	12,078	12,407

GROSS MARGIN	7,991	6,559	23,415	19,371

OPERATING EXPENSES:
Sales and marketing	1,084	944	3,410	3,480
General and administrative	2,615	2,609	7,499	7,490
Restructuring expense	(146)	—	(146)	—

TOTAL OPERATING EXPENSES	3,553	3,553	10,763	10,970

OPERATING INCOME	4,438	3,006	12,652	8,401

OTHER INCOME (EXPENSE):
Interest income	120	11	235	31
Interest expense	(23)	(416)	(85)	(1,087)
Other income	21	129	45	241

TOTAL OTHER INCOME (EXPENSE)	118	(276)	195	(815)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	4,556	2,730	12,847	7,586

Provision for income taxes	(1,632)	—	(4,133)	(2)

NET INCOME	$2,924	$2,730	$8,714	$7,584

Basic income per share	$0.13	$0.13	$0.39	$0.38

Diluted income per share	$0.13	$0.12	$0.38	$0.35

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s)

	(Unaudited) Nine Months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,714	$7,584
Adjustments to reconcile net income to net cash provided by operating activities:
Warrants issued/amortized for services and financing	—	597
Tax provision for capital transaction	(1,122)	—
Amortization of deferred debt offering costs	—	173
Depreciation and amortization	4,403	4,814
Write-off of marketable securities available for sale	—	90
Tax benefit from option/warrant exercise	3,221	—
Other	—	39
(Increase) Decrease in operating assets
Accounts receivable	(566)	(1,333)
Receivables and prepaid expenses	(448)	335
Prepaid distribution rights	(1,489)	(2,073)
Deferred tax asset	(534)	—
Other assets	127	(247)
Increase (Decrease) in operating liabilities
Accounts payable	(249)	(90)
Deferred revenue, net	(587)	(941)
Taxes payable	2,392	—
Deferred tax liability	170	—
Accrued restructuring cost	(532)	(274)
Other accrued liabilities	186	983

NET CASH PROVIDED BY OPERATING ACTIVITIES	13,686	9,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(17,512)	—
Redemption of investments	5,939	—
Purchase of equipment and furniture	(1,034)	(751)

NET CASH USED IN INVESTING ACTIVITIES	(12,607)	(751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(290)	(929)
Increase (decrease) in note payable	(400)	400
Issuance of common stock	1,891	4,812
Retirement of stock	—	(1,500)
Issuance of redeemable preferred stock	—	2,000
Redemption of redeemable preferred stock	—	(5,250)
Decrease in other financing activities	(184)	(120)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,017	(587)

NET INCREASE IN CASH	2,096	8,319
CASH AND CASH EQUIVALENTS, beginning of period	15,352	4,264

CASH AND CASH EQUIVALENTS, end of period	$17,448	$12,583

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in 000s)

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2004	2003	2004	2003
Net income	$2,924	$2,730	$8,714	$7,584
Other comprehensive loss Unrealized loss on available-for-sale marketable securities, net of tax	(39)	—	(42)	—

Total comprehensive income	$2,885	$2,730	$8,672	$7,584

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in 000s)

	(Unaudited) Nine Months Ended December 31,
	2004	2003
NEW FRONTIER MEDIA, INC. COMMON STOCK
Balance at beginning of year	$2	$2

Balance at end of period	2	2

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	49,590	45,943
Exercise of stock options/warrants	1,891	4,811
Tax provision for capital transaction	(1,122)	—
Tax benefit for stock option/warrant exercise	3,221	—
Retirement of stock	—	(1,500)
Legal settlement	—	45
Cancellation of warrants associated with license agreement	—	(1,152)
Stock issued in connection with financing	—	410
Elimination of inter-company investment	—	(558)
Other	—	144

Balance at end of period	53,580	48,143

ACCUMULATED DEFICIT
Balance at beginning of year	(12,576)	(23,489)
Net income	8,714	7,584

Balance at end of period	(3,862)	(15,905)

ACCUMULATED COMPREHENSIVE LOSS
Balance at beginning of year	—	—
Unrealized losses on available-for-sale securities	(42)	—

Balance at end of period	(42)	—

TOTAL SHAREHOLDERS’ EQUITY	$49,678	$32,240

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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

The results of operations for the nine-month period ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Business

New Frontier Media, Inc. is a publicly traded holding company for its operating subsidiaries.

Colorado Satellite Broadcasting, Inc. ( “CSB”), d/b/a The Erotic Networks ( “TEN”), is a leading provider of adult programming to multi-channel television providers and low-powered direct-to-home households. Through its VOD service and its networks — Pleasure, TEN, TEN*Clips, TEN*Xtsy, TEN*Blue, TEN*Blox, and TEN*Max — TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult consumers. Ten Sales, Inc., formed in April 2003, is responsible for selling TEN’s services.

Interactive Gallery, a division of New Frontier Media ( “IGI”), aggregates and resells adult content over the Internet. IGI sells content to monthly subscribers through its broadband site, www.TEN.com, partners with third-party gatekeepers for the distribution of www.TEN.com, and wholesales pre-packaged content to various webmasters.

Significant Accounting Policies
Principles of Consolidation

The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. and its majority owned subsidiaries (collectively hereinafter referred to as “New Frontier Media” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

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

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” ( “APB Opinion No. 25”), and related interpretations in accounting for its plans and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” ( “SFAS No. 123”). Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company’s stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company’s common stock at the date of the grant. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of operations for its stock-based compensation plans.

Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-averages for the nine months ended December 31, 2004: risk free interest rate of 3.73%; dividend yield of 0%; expected life of 2 years, and expected volatility of 78%. The fair value was estimated using the following for the quarter and nine months ended December 31, 2003: risk free interest rate of 2.78% and 2.96%, respectively; dividend yield of 0%; expected life of 5 years; and expected volatility of 95%. No grants were issued during the quarter ended December 31, 2004.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per common share had compensation costs for the Company’s stock option plans been determined based on fair value at the date of grant consistent with the provisions of SFAS No. 123 for the quarter and nine months ended December 31, 2004 and 2003, is as follows (in thousands, except per-share amounts):

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2004	2003	2004	2003
Net income
As reported	$2,924	$2,730	$8,714	$7,584
Deduct:
Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of tax	(61)	(322)	(260)	(618)

Pro forma	$2,863	$2,408	$8,454	$6,966

Basic income per common share
As reported	$0.13	$0.13	$0.39	$0.38
Pro forma	$0.13	$0.12	$0.38	$0.35
Diluted income per common share
As reported	$0.13	$0.12	$0.38	$0.35
Pro forma	$0.12	$0.11	$0.37	$0.32

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” ( “SFAS 123R”). This Statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” ( “APB 25”), and its related implementation guidance and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. This Statement addresses the acounting for transactions in which an entity exchanges its equity intruments for goods or services. It also addresses transactions in which an entity, in an exchange for goods or services, incurs liabilitites that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company has not yet determined what effect SFAS 123R will have on the Company’s consolidated results of operation or financial position. (The Company’s accounting for shared-based compensation transactions using APB 25 is included in Note 1 above.)

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands, except per-share amounts):

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2004	2003	2004	2003
Net income	$2,924	$2,730	$8,714	$7,584

Average outstanding shares of common stock	21,995	20,603	22,194	19,998
Dilutive effect of Warrants/Employee Stock Options	1,022	1,987	895	1,708

Common stock and common stock equivalents	23,017	22,590	23,089	21,706

Basic income per share	$0.13	$0.13	$0.39	$0.38

Diluted income per share	$0.13	$0.12	$0.38	$0.35

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants was greater than the average market price of the common shares were approximately 10,750 and 485,750 for the quarter and nine months ended December 31, 2004 and 2003, respectively. Inclusion of these options and warrants would be antidilutive.

NOTE 3 — SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which establishes reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has the following two reportable segments:

      • Pay TV Group — distributes branded adult entertainment programming networks and Video-On-Demand ( “VOD”) content through electronic distribution platforms including cable television, C-Band, and Direct Broadcast Satellite ( “DBS”)

      • Internet Group — aggregates and resells adult content via the Internet. The Internet Group sells content to monthly subscribers through its broadband site, www.ten.com, partners with third-party gatekeepers for the distribution of www.ten.com, and wholesales pre-packaged content to various webmasters.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables represent financial information by reportable segment (in thousands):

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2004	2003	2004	2003
NET SALES
Pay TV	$11,278	$10,025	$33,416	$29,186
Internet Group	713	754	2,077	2,592

Total	$11,991	$10,779	$35,493	$31,778

SEGMENT PROFIT (LOSS)
Pay TV	$5,669	$4,299	$16,453	$11,951
Internet Group	308	71	282	102
Corporate Administration	(1,421)	(1,640)	(3,888)	(4,467)

Total	$4,556	$2,730	$12,847	$7,586

INTEREST INCOME
Internet Group	$—	$—	$—	$3
Corporate Administration	120	11	235	28

Total	$120	$11	$235	$31

INTEREST EXPENSE
Pay TV	$16	$22	$62	$85
Internet Group	2	16	11	170
Corporate Administration	5	378	12	832

Total	$23	$416	$85	$1,087

DEPRECIATION AND AMORTIZATION
Pay TV	$1,361	$1,544	$4,156	$4,527
Internet Group	79	89	242	276
Corporate Administration	—	3	5	11

Total	$1,440	$1,636	$4,403	$4,814

	(Unaudited) December 31, 2004	March 31, 2004
IDENTIFIABLE ASSETS
Pay TV	$51,175	$36,232
Internet Group	3,137	2,790
Corporate Administration	34,628	20,008
Eliminations	(31,080)	(14,268)

Total	$57,860	$44,762

During the quarter ended June 30, 2004, the Company moved certain prepaid distribution rights, totaling $1 million, from the Pay TV Group to the Internet Group. The Company determined that these certain prepaid distribution rights will be used exclusively by the Internet Group and have, therefore, reclassified them accordingly.

Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Pay TV Group and Internet Group. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation costs, and printing costs associated with the Company’s public filings.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — MAJOR CUSTOMER

The Company’s major customers (revenues in excess of 10% of total sales) are EchoStar Communications Corporation ( “EchoStar”), Time Warner, Inc. ( “Time Warner”) and Comcast Corporation ( “Comcast”). EchoStar, Time Warner and Comcast are included in the Pay TV Group. Revenue from Echostar’s DISH Network, Time Warner and Comcast as a percentage of total revenue for each of the quarters and nine months ended December 31 are as follows:

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2004	2003	2004	2003
EchoStar	34%	34%	34%	34%
Time Warner	17%	17%	19%	15%
Comcast	12%	3%	10%	3%

At December 31, 2004 and March 31, 2004, accounts receivable from EchoStar were approximately $4,145,000 and $3,333,000, respectively. At December 31, 2004 and March 31, 2004, accounts receivable from Time Warner were approximately $1,114,000 and $880,000, respectively. At December 31, 2004 and March 31, 2004, accounts receivable from Comcast were approximately $527,000 and $799,000, respectively. Loss of any of its major customers could have a materially adverse effect on the Company’s business, operating results and/or financial condition.

NOTE 5 — STOCK OPTIONS

During the quarter ended June 30, 2004, the Company granted 330,000 options to certain employees from the 1999 Incentive Stock Option Plan.

During the quarter ended September 30, 2004, the Company granted 155,000 options to certain employees and members of the Board of Directors from the 1999 incentive stock option plan.

NOTE 6 — STOCK RETIREMENT

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

NOTE 7 — FINANCIAL ARRANGEMENTS

During the quarter ended June 30, 2004, the Company obtained a $3 million line of credit from an outside financial institution. The line of credit expires in June 2005 and is secured by the Pay TV Group’s trade accounts receivable. The interest rate applied on the line of credit is variable based on the current prime rate. The line of credit requires that the Company maintain certain restrictive financial covenants and ratios. The Company did not draw down on the line of credit during the nine months ended December 31, 2004.

NOTE 8 — INCOME TAXES

The Company’s effective tax rate of 32% reflects the use of net operating losses ( “NOLs”) in the current year as well as establishing deferred tax assets for all temporary differences other than net operating losses which may expire due to the statutory limitations. During the nine months ended

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004, the Company recorded as a component of Additional Paid-In Capital a deferred tax benefit of $3.2 million related to tax deductions in connection with stock option exercises in the accompanying condensed consolidated balance sheets.

NOTE 9 — COMMITMENTS

Service Contract

During the quarter ended September 30, 2004, the Company entered into a service contract with an unrelated party for uplinking services. The service contract expires in May 2007.

Future minimum payments under this contract as of December 31, 2004 are as follows (in thousands):

Year Ended March 31,	Service Contract
2005	$424
2006	849
2007	849
2008	141

Total minimum payments	$2,263

Employment Contracts

During the quarter ended September 30, 2004, the Company entered into non-cancelable employment contracts with certain key employees. The employment contracts expire in August 2006.

During the quarter ended December 31, 2004, the Company extended the employment contracts of certain key executives into the fiscal year of 2007 and made salary modifications for fiscal year 2006.

Future minimum payments pursuant to these modified contracts as of December 31, 2004 are as follows (in thousands):

Year Ended March 31,	Employment Contract
2005	$268
2006	741
2007	1,283

Total minimum obligation under employment contracts	$2,292

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 — INVESTMENTS

Investments in debt securities are required to be categorized as either trading, available-for-sale or held-to-maturity. On December 31, 2004, the Company had no trading or held-to-maturity securities. Debt securities categorized as available-for-sale are reported at fair value as follows:

		Gross Unrealized
	Gross Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$3,255	$—	$(11)	$3,244
Mortgage-backed securities	4,024	—	(11)	4,013
Corporate debt securities	2,734	—	(12)	2,722
Debt securities issued by the US Treasury	3,138	—	(8)	3,130

Total available-for-sale securities	$13,151	$—	$(42)	$13,109

The contractual maturities of these investments as of December 31, 2004, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2005	$2,055	$2,053
2006	8,726	8,694
2007	2,370	2,362

Total available-for-sale securities	$13,151	$13,109

NOTE 11 — RESTRUCTURING EXPENSE

As part of the Internet Group restructurings that were completed during the fiscal years ended March 31, 2002 and 2003, the Company had accrued approximately $1.6 million for excess office space in Sherman Oaks, California. During the quarter ended December 31, 2004, the Company reached a final settlement with the landlord on this space. As part of the settlement, the Company paid $375,000 to the landlord and was released from any ongoing obligations for this space. Approximately $146,000 accrued for the rent restructuring reserve was reversed into income during this quarter.

NOTE 12 — NOTE RECEIVABLE

During the quarter ended December 31, 2004, the Company entered into a note receivable with an unrelated third party who was a former employee and board member. The note for $400,000 bears interest at 8% and matures in June 2005.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to retain our three major customers, who account for approximately 34%, 19% and 10% of our total revenue for the nine months ended 12/31/04, respectively; 2) our ability to compete effectively for quality content with our Pay TV Group’s primary competitor; 3) our ability to compete effectively with our Pay TV Group’s major competitor or any other competitors that may distribute adult content to Cable MSOs, DBS providers, or to the Hotel industry; 4) our ability to retain our key executives; 5) our ability to successfully manage our credit-card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 6) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

EXECUTIVE SUMMARY

Our goal is to be the leading provider in the electronic distribution of high-quality adult entertainment via cable, satellite and broadband platforms. We operate our Company in two different segments — Pay TV and Internet. Our core business resides within the Pay TV segment and this is where the majority of our financial and human resources are concentrated.

Pay TV Segment

Year-over year revenue growth for the Pay TV Group for the quarter ended December 31, 2004 was driven primarily by:

      • Growth in revenue from its Video-on-Demand (VOD) service provided to the cable and hotel industries

      • Growth in its Pay-Per-View (PPV) revenue primarily attributable to its most recent agreements with Cox Communications, Inc. and Time Warner, Inc., as well as to growth in revenue from its services on the DISH Network platform

The Pay TV Group currently delivers its VOD content to 16.2 million cable network households as compared to 8.9 million a year ago, as well as to 840,000 hotel rooms through its distribution arrangement with On Command.

The Company expects cable operators to continue to upgrade their digital cable systems to allow for the delivery of VOD content to the home. According to the National Cable and Television Association (NCTA), as of September 30, 2004 there were 24.3 million digital cable households in the U.S. We estimate that 20 million digital cable households are VOD enabled and, of this amount, 17.7 million provide adult content to their VOD customers. Kagan Research, LLC (Kagan) estimates that there will be 23.9 million VOD enabled households by the end of calendar year 2005. We expect that our VOD cable revenue will increase as MSOs continue the deployment of this technology to their digital cable subscribers and as they increase the amount of space allocated on their VOD servers to the adult category (we currently provide an average of 75 hours of programming each month).

During this current fiscal year we have experienced two shifts in our business that may impact our future revenue:

      • Increased competition on the VOD platform — Our primary competitor as well as several smaller competitors are expected to obtain carriage on the VOD platform of the largest cable MSO in the U.S. The second largest cable MSO has recently added our primary competitor to its VOD platform.

      • Migration away from offering adult content on the PPV platform — Some cable MSOs are starting to delete some or all of their adult offerings from their PPV platforms, as they move toward offering adult only on VOD.

As we are still in the early stages of these two shifts, it is too early to assess what the full impact will be on our PPV and VOD revenues. We expect that the shifting of adult content from the PPV platform to the VOD platform will not have a negative impact on our overall revenue. Additionally, it has been our experience that adding additional content to the adult platform generally tends to increase the number of PPV or VOD buys each month in the adult category.

We have begun to focus more of our attention on creating unique VOD content packages in order to encourage cable MSOs to increase the amount of space that they allocate to us on their VOD servers and to help differentiate our content from that of our competitors. We believe that our content acquisition and programming strategies, in conjunction with our vast experience in providing content to the VOD platform, will provide us a competitive advantage over those content providers who are just now entering the VOD market.

Due to both increased competition and our growing U.S. market penetration, the Pay TV Group intends to spend additional marketing resources actively promoting its TEN* brand in an effort to increase consumer awareness. This strategy will focus on “seldom”, “first-time”, and female adult content buyers, as well as increasing demand from existing buyers of adult content. Initiatives will target brand impressions and brand differentiation of TEN* through mainstream media experiences. In addition, we will focus more resources on marketing to cable and DBS affiliates through increasing our presence at trade shows and industry events during the 2006 fiscal year. The Pay TV Group will also focus on marketing TEN* to the adult video content production industry, beginning with the Adult Video News Awards in January 2005.

In addition to its cable/DBS business, the Pay TV Group also provides its two least-edited services to the C-Band market on a direct-to-the-consumer basis. This market has been declining for several years as these consumers convert from C-Band big dish analog satellite systems to smaller, 18-inch digital DBS satellite systems. The Pay TV Group has been able to decrease its transponder, uplinking and call center costs related to this business over the years in order to maintain its margins. However, based on the rate of revenue decline and the expected erosion of its C-Band margins, the Pay TV Group expects that it will no longer be operating this business after the third quarter of its 2006 fiscal year. The Pay TV Group expects continued declines in revenue from this segment of its business during the remainder of its 2005 fiscal year.

Internet Segment

The Internet Group generates revenue by selling monthly memberships to its website, TEN.com, by earning a percentage of revenue from third-party gatekeepers for the distribution of TEN.com, and by selling pre-packaged video and photo content to webmasters for a monthly fee.

Over 80% of our revenue from the Internet Group continues to be generated from monthly memberships to TEN.com. However, we have seen this revenue erode over the past several years since the traffic volume to TEN.com is not generating enough new monthly sign-ups to offset the cancellations in our membership base. The decline in membership revenue has slowed over the past several quarters as new marketing efforts have increased traffic to TEN.com, generating monthly sign-ups that are close to or slightly exceeding our monthly cancellation rate. We are continuing to focus on ways to attract profitable traffic to our site in order to reverse the decline in membership revenue from TEN.com.

We have also seen a decrease in revenue generated from selling pre-packaged content to webmasters. This decrease in revenue from the sale of pre-packaged content is due to a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. In addition, in the past, we have not allocated any significant resources towards a sales effort for these content products. However, during the prior fiscal quarter, we contracted with a third-party marketing company to sell our content products to the webmaster community on our behalf. We continue to believe that utilizing an outside third party to provide sales and marketing services for our content products will help to increase our revenue for these products.

We view our Internet Group as an investment in the future, and we do not anticipate any significant revenue growth from this segment during the remainder of our 2005 fiscal year. As technology advances, we expect to leverage our existing Internet infrastructure to take advantage of new distribution opportunities such as interactive TV applications, wireless distribution, and digital subscriber line (DSL) delivery to the set-top box.

During the fourth quarter of our 2005 fiscal year, the Internet Group will begin preparing to deliver its content to the wireless market. We will begin working to gain carriage with both domestic and international mobile carriers to deliver still photos, video content and ring tones to their customers. Statistics such as the following support that the worldwide market for this content is quite large:

      • Juniper Research believes erotica over mobile will generate $1.9 billion in worldwide revenues by 2008

      • Ringtones generated $80 million in revenue in 2003 in the U.S. and is expected to grow to $1 billion by 2008 (The Yankee Group)

      • Gartner Group predicts adult content over mobile phones in western Europe will generate $1.3 billion in 2005

We are currently unable to determine what our potential revenue will be from the marketing of ring tones, photo and video content to the mobile industry. But we believe that adult content, as it has done with other new technologies, will help to drive the sale of content on mobile devices.

PAY TV GROUP

The following table outlines the current distribution environment and network households for each network:

		Estimated Network Households(1) (in thousands)
Network	Distribution Method	As of December 31, 2004	As of December 31, 2003	% change
Pleasure	Cable/DBS	8,100	7,700	5%
TEN	Cable/DBS	15,900	14,200	12%
TEN*Clips	Cable/DBS	16,200	12,600	29%
Video-On-Demand	Cable	16,200	8,900	82%
TEN*Blue	Cable	2,800	2,000	40%
TEN*Blox	Cable	5,000	2,300	117%
TEN*Xtsy	C-band/Cable/DBS	11,000	9,400	17	%(2)
TEN*Blue Plus (3)	C-band/Cable	0	500	N/A
TEN*Max	C-band/Cable	300	500	(40	%)(2)
Total Network Households		75,500	58,100

(1) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group’s channels, since each network represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as 21.0 million and 13.1 million digital cable homes as of December 31, 2004 and 2003, respectively, and 10.5 million and 8.8 million DBS homes as of December 31, 2004 and 2003, respectively.

(2) % change gives effect to a 39% decline in the C-band market’s total addressable households. Total addressable C-Band households declined from 428,000 as of December 31, 2003 to 261,000 as of December 31, 2004.

(3) The Pay TV Group discontinued providing its TEN*BluePlus network in February 2004.

The following table sets forth certain financial information for the Pay TV Group for the quarter and nine months ended December 31, 2004 and 2003:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to-Date Percent Change
	2004	2003	’04 vs’03	2004	2003	’04 vs’03
Net Revenue
Cable/DBS/Hotel	$10.4	$8.6	21%	$30.4	$24.2	26%
C-Band	0.9	1.4	(36%)	3.0	5.0	(40%)

Total	$11.3	$10.0	13%	$33.4	$29.2	14%

Cost of Sales	$3.7	$3.9	(5%)	$11.1	$11.4	(3%)

Gross Profit	$7.6	$6.1	25%	$22.3	$17.8	25%

Gross Margin	67%	61%		67%	61%

Operating Expenses	1.9	1.8	6%	5.8	5.8	0%

Operating Income	$5.7	$4.3	33%	$16.5	$12.0	40%

NET REVENUE
Cable/DBS/Hotel Revenue

The 21% and 26% increase in our cable/DBS/hotel revenue for the quarter and nine months ended December 31, 2004, was attributable to the following items:

      • A 30% and 43% increase in VOD revenue for the quarter and nine-month period, respectively

      • A 17% and 28% increase in our cable PPV revenue for the quarter and nine-month period, respectively

      • A 13% and 12% increase in revenues generated by our three services on the DISH platform for the quarter and nine-month period, respectively

Revenue from our VOD service continues to be a significant contributor to our revenue growth year-over-year for the quarter and nine-month period. Revenue from our cable and hotel VOD service was 36% and 37% of our total Pay TV revenue for the quarter and nine-months ended December 31, 2004, respectively, as compared to 32% and 29% of total Pay TV revenue for the quarter and nine-months ended December 31, 2003, respectively. Our VOD content is available through our distribution arrangements with cable MSOs to 16.2 million cable network households as of December 31, 2004, as compared to 8.9 million for the quarter a year ago, as well as to 840,000 hotel rooms through our distribution arrangement with On Command.

We are currently the sole provider of VOD content to the largest cable MSO in the U.S. We expect that we will share this VOD platform with other content providers in the future. In addition, we expect to move the VOD editing standard from our most edited content to our partially edited content within this MSO’s platform. When cable operators move to a more explicit editing standard we typically experience an increase in revenue. However, because of the addition of competing content, we cannot currently determine what the effect these combined changes will have on our future VOD revenue. We do expect that the impact to our revenue from the editing standard change would offset any potentially negative consequences that may occur from the addition of competition on this platform.

Prior to the second quarter of our current fiscal year, we were also the sole provider of adult VOD content to the second largest cable MSO in the U.S. However, we are now sharing this platform with our primary competitor. Because of the lag time between the actual month of service and the time that buys are reported to us, we are still unable to determine the exact effect that this additional competition has had on our VOD revenue.

The 17% and 28% increase in our cable PPV revenue for the quarter and nine-months ended December 31, 2004, respectively, is primarily related to our new distribution deals with Cox Communications, Inc. and Time Warner, Inc. Through these two new distribution deals we have added 4.7 million network households for our TEN, TEN*Clips, TEN*Blue and TEN*Blox services since December 2003.

The 13% and 12% increase in revenues from our three services on the DISH platform for the quarter and nine-months ended December 31, 2004, respectively, is attributable to the increase in the number of subscribers to the DISH platform and to certain changes that DISH has made to the way it prices and packages its adult programming networks.

C-Band Revenue

The 36% and 40% decline in C-Band revenue for the quarter and nine-months ended December 31, 2004, respectively, is a result of the continued decline of the C-Band market as consumers convert from C-Band big dish analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has decreased 39% since December 31, 2003, from 428,000 addressable subscribers to 261,000 addressable subscribers as of December 31, 2004.

During the quarter ended March 31, 2004, we discontinued selling TEN*BluePlus on the C-Band platform. Providing our other two networks to the C-Band market continues to be profitable for us, generating operating margins of 49% for both the quarter and nine-months ended December 31, 2004, respectively, as compared to 46% and 50% for the quarter and nine-months ended December 31, 2003. We will continue to closely monitor this business, and we will discontinue providing our content on this platform when margins erode to an unacceptable level.

COST OF SALES

Our cost of sales consists of expenses associated with our digital broadcast facility, satellite uplinking, satellite transponder leases, programming acquisition and conforming costs, VOD transport costs, amortization of content licenses, and our in-house call center operations related to our C-Band business.

The 5% and 3% decline in our cost of sales year-over-year for the quarter and nine months ended December 31, 2004, respectively, is primarily related to a decline in call center and programming acquisition and conforming costs. Call center costs have decreased due to staff layoffs necessitated by declining call volume as the C-Band market continues to erode. Programming acquisition and conforming costs have decreased because we no longer outsource these services to a third-party. We have developed in-house programming and conforming departments that perform these same services at a much lower cost for us.

We also experienced a decrease in our transponder lease and uplinking costs for the quarter and nine months ended December 31, 2004. Our satellite transponder lease cost declined because we terminated the delivery of our TEN*BluePlus network in February 2004, resulting in the cancellation of the transponder lease for this network. Our uplinking costs declined for this same period due to the renegotiation of our uplink service contract with our current provider. The decline in these costs was offset by an increase in transport costs for the quarter and nine-months ended December 31, 2004, related to the delivery of our VOD content to cable MSOs.

We have successfully negotiated a decrease in our C-Band satellite transponder costs beginning in the fourth quarter of our current fiscal year. We expect to save approximately $345,000 annually as a result of this new contract. In addition, we are anticipating the ability to utilize a new VOD transport provider for a portion of our VOD delivery during the fourth quarter of our current fiscal year which should result in a lower cost for this service.

OPERATING INCOME

Operating income increased 33% and 40% for the quarter and nine months ended December 31, 2004, primarily as a result of a 13% and 14% increase in revenue for the same periods, respectively. Gross margins increased to 67% for the quarter and nine-months ended December 31, 2004, from 61% for the same periods a year ago. Operating expenses as a percentage of revenue were 17% for both the quarter and nine-months ended December 31, 2004, down from 18% and 20% for the quarter and nine-months ended December 31, 2003, respectively.

Operating expenses increased 6% for the quarter ended December 31, 2004 as a result of an increase in sales and marketing costs. The increase in our sales costs is due to a) an increase in salaries required to remain competitive within the market and b) an increase in commission costs for our sales team related to digital cable launches with our newest cable affiliates. The increase in our marketing costs is due to an increase in payroll for additional staff hired by our promotions groups during the year.

Operating expenses for the nine-months ended December 31, 2004, were flat year-over-year. We did experience a decrease in marketing costs year-over-year for this period, as we are no longer utilizing a barker channel to promote our C-Band services. In addition, our trade show expenses declined year-over-year for the nine-month period. The decline in these expenses was offset by an increase in brand promotion expenses incurred for a consumer outreach event to promote the TEN* brand and services. We expect to continue to incur similar costs for promotional events in future quarters in an effort to increase recognition for the TEN* brand within our consumer base.

INTERNET GROUP

The following table sets forth certain financial information for the Internet Group for the quarter and nine months ended December 31, 2004 and 2003:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to-Date Percent Change
	2004	2003	’04 vs’03	2004	2003	’04 vs’03
Net Revenue
Net Membership	$0.6	$0.6	0%	$1.8	$2.1	(14%)
Sale of Content	0.1	0.2	(50%)	0.3	0.5	(40%)

Total	$0.7	$0.8	(13%)	$2.1	$2.6	(19%)

Cost of Sales	$0.3	$0.3	0%	$0.9	$1.0	(10%)

Gross Profit	$0.4	$0.5	(20%)	$1.2	$1.6	(25%)

Gross Margin	57%	63%		57%	62%

Operating Expenses	$0.3	$0.4	(25%)	$1.1	$1.5	(27%)
Restructuring Reserve Recovery	$(0.1)	$0.0		(0.1)	0.0

Operating Income	$0.2	$0.1	100%	$0.2	$0.1	100%

NET REVENUE

The 13% and 19% decline in total net revenue for the quarter and nine months ended December 31, 2004, respectively, are primarily attributable to the following:

      • Net membership revenue being flat to slightly down for the quarter and nine months ended December 31, 2004

      • A 50% and 40% decline in revenue from the wholesale of content products created by the Internet Group for the quarter and nine months ended December 31, 2004, respectively

Net membership revenue was flat to slightly down for the quarter and nine months ended December 31, 2004 as we continue to experience the erosion of the sale of monthly memberships to our website, www.ten.com. We have successfully implemented new pricing and marketing strategies in an effort to slow the decline in our membership revenue. During the prior fiscal quarter we increased the price of a monthly membership to $29.95 from $19.95. In addition, we are now offering a three-month membership for $74.95. This price increase applies only to new members joining our site. Accordingly, this price increase will initially have only a minimal effect on our revenue as old members continue to be billed at the rate in effect at the time they joined the site.

We continue to market www.ten.com on the Pay TV Group’s networks. Additionally, we have implemented new affiliate marketing programs for webmasters sending traffic to our site. These webmasters are paid a fee for any traffic sent to our website that converts into a paying member. The amount paid to the webmaster is a one-time fee of 40%- 67% of the first month’s membership revenue. The effect of these new affiliate marketing programs has been to attract additional traffic to our site, resulting in a reduction in our churn rate. At the same time, we are experiencing an increase in the number of chargebacks and credits, which is to be expected as we grow our gross revenue. Chargebacks and credits have increased from 0% to 3% of our gross membership revenue for the quarter ended December 31, 2004, while chargebacks and credits have increased from 0% to 4% of gross membership revenue for the nine months ended December 31, 2004.

The 50% and 40% decline in revenue from the sale of content products for the quarter and nine months ended December 31, 2004 is due to a continued softening in demand for content by third-party webmasters. Webmasters continue to decrease their reliance on outside sources for content and are demanding lower prices for the content that they do purchase. In addition, we have not allocated any significant resources towards a sales effort for our content products. However, during the prior fiscal quarter, we contracted with a third-party marketing company to sell our content products to the webmaster community on our behalf. We continue to believe that utilizing an outside third party to provide sales and marketing services for our content products will help to increase our revenue for these products.

COST OF SALES

Cost of sales consists of fixed and variable expenses associated with the processing of credit cards, bandwidth, traffic acquisition costs, content costs and depreciation of assets related to our Internet infrastructure.

Cost of sales was flat year-over-year for the quarter. We did experience an increase in our content costs and traffic acquisition costs during this period. Traffic acquisition costs increased from 2% to 7% of net membership revenue for the current year quarter. The increase in these costs was fully offset by a 70% decrease in depreciation expense and a 45% decrease in bandwidth costs due to the renegotiation of these contracts during the year.

The 10% decrease in cost of sales for the nine months ended December 31, 2004 was related to a 68% decline in depreciation expense and a 34% decrease in bandwidth costs. The decline in these costs was partially offset by an increase in content and traffic acquisition costs. Traffic acquisition costs for the nine-month period increased from 0% to 8% of net membership revenue.

RESTRUCTURING RESERVE RECOVERY

As part of the Internet Group restructurings that were completed during the fiscal years ended March 31, 2002 and 2003, we had accrued approximately $1.6 million for excess office space in Sherman Oaks, California. During the quarter ended December 31, 2004, we reached a final settlement with the landlord on this space. As part of the settlement, we paid $375,000 to the landlord and we were released from any ongoing obligations for this space. Approximately $0.1 million accrued for the rent restructuring reserve was reversed into income during this quarter.

OPERATING INCOME

Operating income was flat for both the quarter and nine-months ended December 31, 2004, after excluding the restructuring rent reserve recovery, due to a decline in operating expenses, which helped to offset the decline in gross profit. Quarterly operating expenses as a percentage of revenue declined from 50% of revenue for the quarter ended December 31, 2003 to 43% for the quarter ended December 31, 2004. Overall operating expenses declined 25% year-over-year for the quarter. This decline is primarily related to a 63% decrease in legal expenses and a decrease in advertising expenses. Legal expenses declined year-over-year for the quarter due to the settlement of a lawsuit in the first quarter of the current fiscal year.

Operating expenses as a percentage of revenue declined from 58% of revenue for the nine-months ended December 31, 2003 to 52% for the nine-months ended December 31, 2004. The 27% decline in operating expenses year-over-year for the nine-month period was related to a decrease in legal, sales and marketing, and property tax expenses. Legal expenses for the nine months ended December 31, 2004, which decreased 33% from the same period a year ago, include a non-recurring $0.2 million charge for the settlement of a lawsuit during the first quarter of the current fiscal year.

CORPORATE ADMINISTRATION

The following table sets forth certain financial information for our Corporate Administration expenses for the quarter and nine months ended December 31, 2004 and 2003:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to-Date Percent Change
	2004	2003	’04 vs’03	2004	2003	’04 vs’03
Operating Expenses	$(1.5)	$(1.3)	15%	$(4.1)	$(3.7)	11%

Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Pay TV and Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relations costs, and printing costs associated with the Company’s public filings.

The 15% increase in corporate administration operating expenses for the quarter ended December 31, 2004 is primarily related to an increase in our outside accounting and professional fees as well as to an increase in payroll costs for our in-house accounting department. The increase in these costs is directly related to the implementation of Section 404 of the Sarbanes-Oxley Act ( “Section 404”) with respect to our internal control over our financial reporting. We have hired an outside consulting firm to assist us with this project, we have expanded our in-house accounting department, and we have incurred costs with our external auditors in our efforts to comply with Section 404. We expect to continue to incur additional fees for this Section 404 project during the next three months. The increase in these costs for the current year quarter was slightly offset by a decrease in our legal expenses for the same period.

The 11% increase in corporate administration operating costs for the nine months ended December 31, 2004 is primarily related to an increase in accounting and professional fees for the implementation of Section 404 as discussed above, an increase in listing fees paid in connection with the acceptance of our phase-up application to the NASDAQ National Market during the first quarter of the current fiscal year, and an increase in payroll costs related to additional personnel added to the accounting and legal departments. The increase in these expenses was slightly offset by a decrease in consulting fees for the nine months ended December 31, 2004. This decline in consulting fees was related to fees paid to our former Chief Executive Officer and a non-cash expense related to the extension of his options during the quarter ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from Operating Activities and Investing Activities:

Our statements of cash flows are summarized as follows (in millions):

	Nine Months Ended December 31,
	2004	2003
Net cash provided by operating activities	$13.7	$9.7

Cash flows used in investing activities:
Purchases of equipment and furniture	(1.0)	(0.8)
Purchase of investments	(17.5)	0.0
Sale/redemption of investments	5.9	0.0

Net cash used in investing activities	$(12.6)	$(0.8)

The increase in cash provided by operating activities year-over-year for the nine months ended December 31, 2004, is primarily related to increased profits for the period as well as to a $3.2 million tax benefit from the exercise of options and warrants. Accounts receivable increased $0.6 million from March 31, 2004, taxes payable increased by $2.4 million, and our content licensing costs were $1.5 million for the nine months ended December 31, 2004. Additionally, we decreased our restructuring expense reserve by $0.5 million during the current year quarter due to the settlement of a lease obligation in the amount of $0.4 million and a partial release of the remaining rent related reserve.

The increase in cash used in investing activities year-over-year for the nine-month period is related to the purchase of investments in the amount of $17.5 million. These investments relate to certificates of deposits and fixed income debt instruments with average maturities of less than one year. In addition, we purchased $1.0 million in equipment for the nine months ended December 31, 2004. These purchases relate to the final improvements made to our broadcast facility in the amount of $0.2 million and the purchase of storage, servers, computers, conforming and broadcast equipment in the amount of $0.8 million.

Cash used in investing activities for the nine months ended December 31, 2003 related to the purchase of broadcast equipment, encrypting equipment for new cable launches, storage capacity and upgrades to our broadcast facility.

Cash flows Provided by (Used in) Financing Activities

Our cash flows provided by (used in) financing activities are as follows (in millions):

	Nine Months Ended December 31,
	2004	2003
Cash flows provided by (used in) financing activities:
Payments on capital lease obligations	$(0.3)	$(0.9)
Increase (Decrease) notes payable	(0.4)	0.4
Issuance of common stock	1.9	4.8
Retirement of stock	0.0	(1.5)
Redemption of redeemable preferred stock	0.0	(5.3)
Issuance of redeemable preferred stock	0.0	2.0
Decrease in other financing obligations	(0.2)	(0.1)

Net cash provided by (used in) financing activities:	$1.0	$(0.6)

During the nine months ended December 31, 2004 we repaid our $0.4 million secured note payable that was due to an unrelated third party. Our remaining debt is primarily related to capital lease obligations and other financing obligations. Interest expense is expected to be immaterial during the current fiscal year.

Cash used in financing activities for the nine months ended December 31, 2003 related to payments on capital lease obligations, the repayment of $5.3 million of our Class A and Class B Redeemable Preferred Stock, and the purchase and subsequent retirement of 2.5 million shares of our stock acquired from a former officer of the Company as part of a legal settlement. The use of this cash was offset by the issuance of 2.5 million shares of Class B Redeemable Preferred Stock, the receipt of $4.8 million in proceeds from the exercise of stock options and warrants, and an increase in net borrowings of $0.4 million.

We currently have a $3 million line of credit available with a bank that expires in June 2005. The interest rate applied to the line of credit is variable based on the current prime rate. The balance on the line of credit is $0. The line of credit is secured by the Pay TV Group’s trade account receivables and requires that we comply with certain financial covenants and ratios.

If we were to lose one or more of our three major customers that account for 34%, 19%, and 10% of our revenue, respectively, our ability to fund our operating requirements would be severely impaired.

Our Pay TV Group executed a new agreement with our uplink service provider during the quarter ended September 30, 2004. This contract commits us to pay $2.5 million over 36 months for these services.

We believe that our current cash balances and cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures that may be incurred can be financed through our cash flows from operations. We anticipate total capital expenditures for the current fiscal year to be approximately $1.3 million and our current fiscal year federal and state tax liabilities to be approximately $3.0 million. In addition, we expect to purchase real estate of $0.3 million during the fourth quarter of our fiscal year.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” ( “SFAS 123R”). This Statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” ( “APB 25”), and its related implementation guidance and is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. This Statement addresses the acounting for transactions in which an entity exchanges its equity intruments for goods or services. It also addresses transactions in which an entity, in an exchange for goods or services, incurs liabilitites that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company has not yet determined what effect SFAS 123R will have on the Company’s consolidated results of operation or financial position. (The Company’s accounting for shared-based compensation transactions using APB 25 is included in Note 1 above.)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company’s exposure to market risk is principally confined to cash in bank accounts, money market accounts, and notes payable, which have short maturities and, therefore, involve minimal and immaterial market risk.

Interest Rate Sensitivity. As of December 31, 2004, the Company had cash in checking and money market accounts, certificates of deposits, and fixed income debt instruments. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company’s borrowings are at fixed interest rates, limiting the Company’s exposure to interest rate risk.

Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities and Exchange (SEC) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by the SEC rules, we have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s controls and procedures were effective.

Subsequent to the date of this evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART II. — OTHER INFORMATION

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

Karyn L. Miller
Chief Financial Officer
(Principal Accounting Officer)

Dated: February 10, 2005