Form 10-K
period 2005-03-31
NEW FRONTIER MEDIA INC
filed 2005-06-14
CIK 847383

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Year Ended March 31, 2005

Commission File Number: 0-23697

NEW FRONTIER MEDIA, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1084061
(State of Incorporation)	(I.R.S. Employer I.D. Number)

7007 Winchester Circle, Suite 200, Boulder, CO 80301
(Address of principal executive offices and Zip Code)

(303) 444-0632
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   ☒ YES   ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:   ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ YES   ☐ NO

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of September 30, 2004 was approximately $169,557,857. On such date, the closing price of the Registrant’s common stock, as quoted on the NASDAQ National Market, was $7.71.

The Registrant had 22,657,916 shares of its common stock outstanding on June 9, 2005.

Documents Incorporated by Reference

The information required in response to Part III of Form 10-K is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Stockholders to be held on August 11, 2005.

Form 10-K
Form 10-K for the Fiscal Year ended March 31, 2005
Table of Contents

PART I.

ITEM 1. BUSINESS

Cautionary Statement Pursuant To Safe Harbor Provisions Of The Private Securities Litigation Reform Act Of 1995

      THIS ANNUAL REPORT ON FORM 10-K AND THE INFORMATION INCORPORATED BY REFERENCE INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY INTENDS FOR THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY’S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE WORDS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “OPTIMISTIC”, “INTEND”, “WILL”, AND SIMILAR EXPRESSIONS ALSO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD- LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. SOME OF THESE RISKS ARE DETAILED IN PART I, ITEM 1 “RISK FACTORS” AND ELSEWHERE IN THIS FORM 10-K.

      READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

General

      On February 18, 1998, New Frontier Media, Inc. and its subsidiaries (“New Frontier Media” or “the Company”) acquired the adult satellite television assets of Fifth Dimension Communications (Barbados), Inc. and its related entities (“Fifth Dimension”). As a result of the Fifth Dimension acquisition, New Frontier Media, through its wholly owned subsidiary Colorado Satellite Broadcasting, Inc., d/b/a The Erotic Networks, (“TEN”) became a leading provider of adult programming to low-powered (“C-Band”) direct-to-home (“DTH”) households through its networks TEN*Xtsy (“Xtsy”) and TEN*Max (“Max”). Subsequent to this purchase, the Company launched five networks targeted specifically to cable television system operators and high-powered DTH satellite service providers (Direct Broadcast Satellite or “DBS”): TEN, Pleasure, TEN*Clips (“Clips”), TEN*Blue (“Blue”), and TEN*Blox (“Blox”).

      On October 27, 1999, New Frontier Media completed an acquisition of three related Internet companies: Interactive Gallery, Inc. (“IGallery”), Interactive Telecom Network, Inc. (“ITN”) and Card Transactions, Inc. (“CTI”). ITN and CTI are currently inactive subsidiaries. IGallery was liquidated into New Frontier Media, Inc. during the fiscal year ended March 31, 2005, and now operates as a division of this Company.

      New Frontier Media is organized into two reportable segments:

• Pay TV Group — distributes branded adult entertainment programming via Pay-Per-View (“PPV”) networks and Video-on-Demand (“VOD”) content through electronic distribution platforms including cable television, DBS, hotels and C-Band.

• Internet Group — aggregates and resells adult content via the Internet. The Internet Group sells content to monthly subscribers through its broadband web site, www.TEN.com, partners with third-party gatekeepers for the distribution of www.TEN.com, and wholesales pre-packaged content to various web masters. The Internet Group is also the key company asset that will be used to exploit opportunities on new and emerging platforms, including interactive television applications, VOD delivered via the Internet, and wireless. The Internet Group will begin to provide content to the wireless market, both domestically and internationally, during the 2006 fiscal year.

      Information concerning revenue and profit attributable to each of the Company’s business segments is found in Part II, Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and in Part IV, Item 15 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.

PAY TV GROUP
Industry Overview

      New Frontier Media, through its wholly owned subsidiary TEN (also referred to as “Pay TV Group”), is focused on the distribution of adult entertainment programming through electronic distribution platforms including cable television, DBS, hotels and C-band. Adult entertainment content distribution has evolved over the past twenty-five years from home video platforms (video cassette) to cable television systems and DBS providers, and most recently to the Internet. Cable television operators began offering subscription and PPV adult programming from network providers such as Playboy Enterprises, Inc. (“Playboy”) in the early 1980’s.

      Conditional access technology enables cable television operators or satellite providers to sell content as PPV (i.e., individual movie), a timed block of programming, or as an event for a set fee. In addition, it also permits cable television operators or satellite providers to sell the Pay TV Group’s programming on a monthly, quarterly, semiannual and annual basis. PPV and VOD programming competes well with other forms of entertainment because of its relatively low price point. Kagan World Media (“Kagan”) estimates that adult PPV and VOD revenue generated by cable systems and DBS providers in 2004 was $761 million. As more cable operators add adult and distributors continue to expand their offerings, Kagan projects revenues from the adult category will grow to $1.4 billion by the year 2014.

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

      The Pay TV Group provides programming on both a PPV and subscription basis to home satellite dish viewers through large backyard satellite dishes receiving a low-power analog or digital signal (C-Band). According to General Instrument Corporation’s (“GI”) Access Control Center reports, the U.S. C-Band market has declined 38% year-over-year, from 375,683 households as of April 2004 to 232,746 as of April 2005.

      The Pay TV Group also provides PPV and subscription programming to small dish viewers receiving a high-power digital signal (via DBS providers such as EchoStar Communications Corporation’s DISH Network). As of March 31, 2005, EchoStar Communications Corporation (“DISH”) and DIRECTV Group, Inc. (“DIRECTV”) had 11.23 million and 14.4 million subscribers, respectively, according to public filings made by each company. Kagan estimates that the number of DBS subscribers will grow to 32.6 million by the year 2014.

      In addition, the Pay TV Group provides its programming on a PPV, subscription and VOD basis through large multiple system operators (“MSOs”) and their affiliated cable systems, as well as independent, privately-held cable systems. As of April 2005, the Pay TV Group maintained distribution arrangements with nine of the ten largest domestic cable MSOs that control access to 55.7 million, or 76%, of the total basic cable household market. According to the National Cable and Telecommunications Association (“NCTA”), Cable MSOs delivered service to 73.2 million basic households in the United States as of February 2005 (the most recent statistics available). In addition, Kagan indicates that as of December 2004, total analog and digital addressable cable service (i.e., basic cable households that have the capability of receiving PPV or subscription services) was provided to 36.8 million households.

      Growth in the PPV market is expected to result in part from cable system upgrades utilizing fiber-optic, digital compression technologies or other bandwidth expansion methods that provide cable operators additional channel capacity. Cable operators have shifted from analog to digital technology in order to upgrade their cable systems and to respond to competition from DBS providers who offer programming in a 100% digital environment. When implemented, digital compression technology increases channel capacity, improves audio and video quality, provides fully secure scrambled signals, allows for advanced set-top boxes for increased interactivity, and provides for integrated electronic programming guides (“EPG”). The Pay TV Group expects that all of its future cable launches will be on a digital platform.

      According to the NCTA, as of December 31, 2004 over 34% of U.S. Cable customers, or approximately 25.0 million households, received digital cable service. This represents an increase of 13% over the number of digital subscribers receiving service at the end of 2003 (22.2 million). Kagan estimates that the number of digital cable subscribers will grow to 64.9 million by the year 2014, which will represent an 89.8% digital penetration rate.

      Cable operators are also using their upgraded plants to provide their digital customers with VOD services (due to technology constraints, DBS providers are not able to provide VOD service to their customers at this time). VOD is a more advanced form of pay-per-view service which provides a digital video subscriber with the ability to watch movies, TV shows, infomercials, and other content on demand with full VCR functionality, in contrast to watching programs at preset times. The Pay TV Group currently provides programming to over 18.0 million VOD enabled households. Kagan estimates that there were 19.8 million VOD enabled households at the end of 2004, compared to only 12.6 million VOD enabled households at the end of 2003. Kagan projects that there will be 62.9 million VOD enabled households by the end of 2014.

Description of Networks

      The Pay TV Group provides seven, 24-hour per day adult programming networks: Pleasure, TEN, TEN*Clips, TEN*Blue, TEN*Blox, TEN*Xtsy, and TEN*Max. The following table outlines the current distribution environment for each service:

TABLE 1
Summary of Networks

		ESTIMATED NETWORK HOUSEHOLDS(3) (in thousands)
NETWORK	DISTRIBUTION METHOD	As of March 31, 2005	As of March 31, 2004	As of March 31, 2003
Pleasure	Cable	8,400	7,800	8,000
TEN	Cable/DBS	16,600	15,200	11,100
TEN*Clips	Cable/DBS	16,900	13,700	5,800
Video-on-Demand	Cable	18,300	10,500	5,300
TEN*Xtsy(1)	C-band/Cable/DBS	11,600	10,000	9,000
TEN*BluePlus(1)(2)	C-band/Cable	N/A	N/A	570
TEN*Max(1)	C-band/Cable	233	470	570
TEN*Blue	Cable	2,900	2,500	300
TEN*Blox	Cable	5,200	2,800	300
Total Network Households		80,133	62,970	40,940

(1) TEN*Xtsy, TEN*BluePlus and TEN*Max addressable household numbers include 0.5 million, 0.4 million, and 0.2 million C-Band addressable households for the years ended March 31, 2003, 2004, and 2005, respectively.

(2) The Pay TV Group discontinued providing its TEN*BluePlus network in February 2004.

(3) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group’s services, since each service represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as of March 31, 2005 and 2004 to be 23.1 million and 14.3 million cable homes, respectively, and 11.0 million and 9.4 million DBS homes, respectively.

TEN* Family of Networks — Programming Strategy

      The TEN* family of networks is designed to be offered together as one cohesive programming package. The counter-programming strategy employed between each of the seven PPV networks and VOD service provides the widest variety of content to the consumer while at the same time supporting an efficient use of TEN’s vast content library. Premiere titles are programmed on VOD first and then flow through to the PPV networks. Because TEN does not duplicate titles across its PPV channels or between PPV and VOD in a single month, TEN is able to give its consumers access to more unique titles, a wider variety of talent, and a greater variety of studio representation than any of its competitors. TEN focuses on prime time viewing blocks and programs specific types of content in those blocks to create an appointment-viewing calendar with the intent of driving viewers to traditionally less popular nights of the week for viewing adult content. All networks are counter-programmed to one another, creating an even greater level of variety for the consumer with multiple channels. Ultimately, this strategy is responsible for the fact that TEN has 2.35 services per unique addressable home. Following are individual descriptions of each network.

Pleasure

      On June 1, 1999, the Pay TV Group launched Pleasure, a 24-hour per day adult network that incorporates the most edited standard available in the category. Pleasure is distributed via cable television operators. Pleasure’s programming consists of adult feature-length film and video productions and is programmed to deliver subscription and PPV households up to 21 monthly premiere adult movies with a total of up to 110 adult movies per month. Pleasure was specifically designed to provide adult content programming to operators that have not yet embraced a less inhibited adult programming philosophy and for those operators that wish to use the service to “upsell” subscription or PPV households to a less edited network such as TEN or TEN*Clips. Pleasure is distributed via Cable system operators on either a pay-per-view or pay-per-block basis at prices ranging from $5.95 to $11.95.

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

TEN*Clips

      The Pay TV Group launched TEN*Clips on May 17, 2000. The unique formatting of this network provides for thematically organized clips that are compiled into 90-minute blocks of programming in order to provide more variety in a single viewing block and encourage appointment viewing by the PPV adult consumer. Through the Pay TV Group’s proprietary database technology, approximately eight scenes are organized thematically and programmed into one 90-minute block. TEN*Clips delivers 240 unique thematic blocks with over 500 different adult film scenes during a typical month. This “clips” format is the most differentiated service in the adult category and consistently generates higher buy rates than feature-driven adult services. TEN*Clips is distributed via Cable system operators and DBS providers on a pay-per-view and pay-per-block basis at retail prices ranging from $7.95 to $11.95 and on a monthly subscription basis for $24.95.

TEN*Blue

      TEN*Blue was launched on January 1, 2003 as the Pay TV Group’s newest, partially edited network. This network is programmed to deliver up to 110 movies each month. TEN*Blue offers adult consumers feature-length amateur, ethnic, and urban content. TEN*Blue was developed to capitalize on the number of cable operators/DBS providers now willing to carry partially edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers. Additionally, TEN*Blue was designed specifically to achieve broader market acceptance by appealing to people with different ethnic backgrounds and interests. TEN*Blue is distributed via Cable system operators on a PPV or pay-per-block basis at retail prices ranging from $7.95 to $11.95.

TEN*Blox

      TEN*Blox was launched on January 1, 2003 as the Pay TV Group’s newest, partially edited “clips” network (similar in formatting to TEN*Clips). This network is programmed to compliment TEN*Blue by utilizing thematically organized clips from the network’s amateur, ethnic, and urban feature-length programs. TEN*Blox was developed to capitalize on the number of cable operators/ DBS providers now willing to carry partially edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers. Additionally, TEN*Blox was designed specifically to achieve broader market acceptance by appealing to people with different ethnic backgrounds and interests. TEN*Blox is distributed via Cable system operators on a pay-per-view or pay-per-block basis at retail prices ranging from $7.95 to $11.95.

TEN*On Demand (Video-On-Demand)

      TEN*On Demand is the brand under which the Pay TV Group delivers its VOD service. This service is available to Cable operators in each of the Pay TV Group’s three editing standards. TEN provides a standard content package of 40 titles in addition to several 5-title add-on packages of specialized content. Content is refreshed on a monthly basis and provides for a 30-day early release window to the PPV services. Accordingly, there is no duplication of content between the PPV networks and the VOD content in any one month. Most Cable MSO’s are currently accepting 75 to 100 hours of TEN*On Demand content. TEN*On Demand is distributed via Cable operators on a per-movie basis at retail prices ranging from $7.95 to $11.95.

      In addition, the Pay TV Group provides its TEN*On Demand service to On Command Corporation (“On Command”), the leading provider of in-room interactive entertainment for the hotel industry and its guests. The Pay TV Group provides up to 23 titles a month to On Command’s 840,000 VOD enabled hotel rooms in four different editing formats.

TEN*Xtsy

      TEN*Xtsy’s programming consists of feature-length adult film and video productions and is programmed with up to 21 monthly premieres and 130 adult movies per month. TEN*Xtsy’s programming is “least edited”, which is similar to the editing standard employed in the home video market. The network offers a diverse programming mix with movies and specials that appeal to a wide variety of tastes and interests. TEN*Xtsy is distributed via C-band DTH, Cable system operators and DBS providers. Cable operators and DBS providers distribute TEN*Xtsy on a pay-per-view or pay-per block basis at retail prices ranging from $8.95 to $11.95 and on a monthly subscription basis for $27.99.

      TEN*Xtsy had 34,618, 23,580 and 11,727 active C-Band subscriptions as of March 31, 2003, 2004 and 2005, respectively. C-Band retail prices range from $24.99 to $49.99 for monthly and quarterly subscriptions.

TEN*Blueplus

      TEN*BluePlus was primarily provided to the C-Band DTH market. Given the continued decline in the number of addressable households in the C-Band market and the continued decline in the Pay TV Group’s revenue from this market, the Pay TV Group made the decision to discontinue this service in February 2004.

TEN*Max

      TEN*Max incorporates the same editing standard as TEN*Xtsy and is programmed to compliment this network by utilizing thematically organized clips (similar to the TEN*Clips format) from TEN*Xtsy’s premieres, network specials and compilations. TEN*Max is distributed via C-band DTH and Cable operators. C-band retail prices range from $24.99 to $49.99 for monthly and quarterly subscriptions. TEN*Max had 33,606, 22,923, and 11,442 active C-Band subscriptions as of March 31, 2003, 2004, and 2005, respectively.

Satellite Transmission

      The Pay TV Group delivers its video programming via satellite transmission. Satellite delivery of video programming is accomplished as follows:

      Video programming is played directly from the Pay TV Group’s Boulder, Colorado digital broadcast center. The program signal is then scrambled (encrypted) so that the signal is unintelligible unless it is passed through the proper preauthorized decoding devices. The signal is transmitted (uplinked) by an earth station to a designated transponder on a communications satellite. The transponder receives the program signal uplinked by the earth station, amplifies the program signal and broadcasts (downlinks) it to satellite dishes located within the satellite’s area of signal coverage. The signal coverage of the domestic satellite used by New Frontier Media is the continental United States, Hawaii, Alaska, and portions of the Caribbean, Mexico, and Canada.

      The Pay TV Group’s programming is received by C-Band subscribers, Cable system operators and DBS providers. This programming is received in the form of a scrambled signal. In order for subscribers to receive the programming the signal must be unscrambled.

      C-Band subscribers purchase programming directly from the Pay TV Group. The satellite receivers of C-Band subscribers contain unscrambling equipment that may be authorized to decode the Pay TV Group’s satellite services. Each set top box or satellite receiver has a unique electronic “address”. This “address” is activated for the requisite services purchased.

      Cable system operators and DBS providers receive their programming in the same manner as a C-Band subscriber. These multi-channel distributors in turn, provide the received programming to their captive subscriber audience. The equipment utilized by Cable system operators and DBS providers is similar to that utilized by C-Band subscribers but manufactured to an industrial grade specification. The Cable system operators and DBS providers are able to remotely control each subscriber’s set-top box or satellite receiver on their network, and cause it to unscramble the television signal for a specified period of time after the subscriber has made a purchase of a premium service or PPV/VOD movie or event.

Transponder and VOD Transport Agreements

      New Frontier Media maintains satellite transponder lease agreements for two full-time analog transponders with Intelsat USA Sales Corporation (“Intelsat”) on its Intelsat Americas 6 satellite and 20.5 MHz of total bandwidth allocation on a digital transponder on its Intelsat Americas 13 satellite. These transponders provide the satellite transmission necessary to broadcast each of the Pay TV Group’s seven adult networks.

      In April 2000, the Pay TV Group signed a multi-year agreement with iN DEMAND L.L.C. (“iN DEMAND”) for carriage of its Pleasure network. As a result of the contract, Pleasure is available to cable operators representing approximately 4.3 million digital households across the country. iN DEMAND carries Pleasure on Intelsat Americas 7, transponder 4. iN DEMAND also provides transport for our VOD content to certain Cable MSOs.

      iN DEMAND is the world’s largest provider of VOD and PPV programming, offering titles from all of the major Hollywood and independent studios, plus pay-per-view boxing, soccer and concerts, and professional sports packages from the NBA, NHL, MLB and NASCAR. iN DEMAND serves over 1,400 affiliated systems. iN DEMAND’s three shareholders include Time Warner Entertainment - Advance/Newhouse Partnership, Comcast iN DEMAND Holdings, Inc., and Cox Communications, Inc.

      In June 2002, the Pay TV Group began offering its VOD service to cable MSOs via its transport agreement with TVN Entertainment (“TVN”). TVN is one of the largest privately held digital content aggregation, management, distribution, and service companies in the country. TVN offers the only single-source management and distribution solution for VOD, including content aggregation, packaging, encoding, asset management and transport via satellite to all video service providers. As of March 31, 2005, the Pay TV Group reached approximately 7.0 million VOD households through its distribution agreement with TVN.

      In March 2005, the Pay TV Group began offering its VOD service to cable MSOs via Comcast Media Center (“CMC”). CMC is a business unit of Comcast Cable, which is a division of Comcast Corporation (“Comcast”). CMC encodes and delivers content to headends currently serving Comcast’s VOD-enabled cable systems. The CMC VOD platform helps to optimize resources at the local level by providing operators the ability to centrally manage the delivery and quality control of on-demand content. CMC’s unique VOD platform provides superior delivery speed to customers’ homes, is able to encrypt content at the national level, saving cable operators time and money at the local level, and provides encoding, metadata creation and storage. As of March 31, 2005, the Pay TV Group reached approximately 2.7 million VOD households through its distribution agreement with CMC.

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

      The Pay TV Group, through its Boulder, Colorado based Digital Broadcast Center, currently broadcasts 7 channels, with capacity to add 11 additional channels, to Cable/DBS systems and direct-to-home C-band subscribers. Broadcast of all media to air is accomplished using state-of-the-art digital technology solutions, which includes playlist automation for all channels; SeaChange MPEG 2 encoding and playout to air and MPEG 1 encoding for broadband use; a storage area network for near-line content movement and storage; archiving capability on DLT data cartridges; and complete integration of its media asset management database for playlist automation and program scheduling.

      The Pay TV Group has worked with its uplinking vendor, WilTel Communications, LLC (“WilTel”) to secure a license to allow an 18Ghz microwave transmission in order to provide a fully redundant path from the broadcast center to its uplink facility.

      The technology team that manages the broadcast center also oversees the Pay TV Group’s media asset management needs. Using its own core proprietary asset management systems, supplemented with other third party software programs, the Digital Broadcast Center catalogs, monitors, and distributes the Group’s licensed content across multiple technology platforms.

Network Programming

      Prior to May 2004, the Pay TV Group had contracted with an outside third party in California to screen, license, edit, and program content for most of its services. At the same time, the Pay TV Group edited and programmed content in-house for TEN*Blue, TEN*Blox, TEN*Clips, TEN*Max and the On Command VOD content. In May 2004, the Pay TV Group discontinued its relationship with the outside third party in California and brought all screening, licensing, editing and programming functions in-house.

      The Pay TV Group now has its own office in California. This office ensures that all legal documentation is obtained for each title licensed (i.e., cast lists, talent releases and two photo identifications for each cast member), screens the content to ensure the commercial and broadcast viability of the title, and, once the title is deemed acceptable, ships the title, related documentation and promotional content to Boulder. The Pay TV Group’s in-house programming/editing department in Boulder, Colorado conducts preliminary screening of potentially licensable content, licenses acceptable content, conforms content into appropriate editing standards (i.e., partially edited, least edited and most edited) and programs the monthly schedules for all networks and VOD services.

      The Pay TV Group acquires 100% of its feature-length broadcast programming for each network by licensing the exclusive and non-exclusive rights from over forty-five third party studios and independent producers within the industry for generally a five-year term. The Group does not produce any of its own adult-feature content for its networks.

      The Pay TV Group acquires approximately 25 premiere titles per month. In addition, the Pay TV Group may license library content on an as needed basis. Library content are titles that have generally been produced within the last three years but have never been broadcast on a cable television or DBS platform. Once the Pay TV Group licenses a title, it will undergo several rigorous quality control processes prior to playing to air to ensure compliance with the strict broadcasting standards the Pay TV Group uses for its adult content. The Pay TV Group obtains age verification documentation for each title it licenses, including two forms of photo identification for each cast member in the film. This documentation is maintained on site for the duration of the license term.

      In July 1999, the Company licensed the rights for seven years to Metro Global Media, Inc.’s (“Metro”) 3,000 title adult film and video library and multi-million still image archive in exchange for 500,000 shares of its common stock at $7.875 per share and 100,000 warrants to purchase its common stock at an exercise price equal to the market value of the stock on the date the warrants were issued. In June 2003, New Frontier Media reached an agreement to license all of the broadcast and electronic distribution rights to approximately 2,000 adult films under a Content License Agreement with Pleasure Productions, Inc.

Call Center Service

      The Pay TV Group’s in-house call center receives incoming calls from customers wishing to order C-Band network programming, or having questions about their C-Band service or billing. The call center is accessible from anywhere in the U.S. via toll-free numbers. Its workstations are equipped with a networked computer, Company-owned proprietary order processing software, and telephone equipment. These components are tied into a computer telephony integrated switch which routes incoming calls and enables orders to be processed and subscriber information to be updated “on-line.”

      The Pay TV Group’s call center is operational 17-hours per day, seven days a week, and is staffed according to call traffic patterns, which take into account time of day, day of the week, seasonal variances, holidays, and special promotions. Customers pay for their order with credit cards and electronic checks, which are authorized and charged before the order is sent electronically to GI’s Access Control Center in San Diego, California for processing. GI receives the subscriber order and the subscriber’s identification information, and sends a signal to the appropriate satellite, which “unlocks” the service ordered for the applicable period of time.

Marketing

      The Pay TV Group’s marketing department has developed numerous programs and promotions to support its pay-per-view and VOD services. These include the development of detailed monthly program guides, promotional pieces, direct mail campaigns, and cross channel interstitial programming for use on a Cable or DBS systems’ channel that allows for local insertion. The Pay TV Group also maintains a sales force of five full-time employees to promote and sell carriage of its programming on cable television, DBS and alternative platforms. The sales force consists of cable television industry veterans that each has more than ten years of experience in the cable television business in both operations and programming.

      The Pay TV Group’s sales team attends at least three major industry trade shows per year, including the National Cable Television Association (NCTA) show, DISH Summit, and the Cable Television Advertising and Marketing (CTAM) Summit, along with various local trade shows.

      The Pay TV Group’s promotions department creates interstitial programming for use on its networks between each movie to promote and market additional movies premiering in the current month, movies premiering in the following month, behind-the-scenes segments of its movies, and star and director profiles. This interstitial programming encourages appointment viewing of the Pay TV Group’s networks by Cable/DBS consumers.

      The Pay TV Group brands its services to the consumer under the TEN* name and logo. The Pay TV Group seeks out low cost, high impact ways to reach its consumer audience and build brand recognition.

Competition

      The Pay TV Group principally competes with Playboy Enterprises, Inc. (“Playboy”) in the subscription, PPV and VOD markets. Playboy has a longer operating history and broader name recognition than the Pay TV Group. Playboy’s size and market position makes it a more formidable competitor than if it did not have the resources and name recognition that it has. The Pay TV Group competes directly with Playboy with respect to the editing standards of its programming, network performance in terms of subscriber buy rates, and the license fees that the Pay TV Group offers to Cable operators and DBS providers. However, the Pay TV Group cannot and does not compete with Playboy in the amount of money spent on programming and promoting its products. While there can be no assurance that the Pay TV Group will be able to maintain its current distribution and fee structures in the face of competition from Playboy or any other content provider, the Pay TV Group believes that the quality and variety of its programming, as well as the attractive revenue splits and its ability to generate higher buy rates for its programming, are the critical factors which have influenced Cable operators and DBS providers to choose the Pay TV Group’s programming over its competition.

      The Pay TV Group also faces general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming.

      In addition, the Pay TV Group faces competition in the adult entertainment arena from other providers of adult programming including producers of adult content, adult video/DVD rentals and sales, books and magazines aimed at adult consumers, telephone adult chat lines, adult-oriented Internet services and adult-oriented wireless services.

Seasonality

      The Pay TV Group’s business is generally not seasonal in nature.

Customer Concentration

      New Frontier Media derived 35%, 18%, and 11% of its total revenue for the year ended March 31, 2005 from DISH, Time Warner Cable and Comcast Corporation, respectively, through its Pay TV Group. The loss of any of these major customers could have a material adverse effect on the Pay TV segment and upon the Company as a whole.

INTERNET GROUP
Industry Overview

      According to Pew Internet & American Life (“Pew”), a non-profit entity whose initiative is the timely information on the Internet’s growth and societal impact, nearly 60 million American adults have high-speed connections in the home and 63% of the online population in the U.S. is made up of adults age 18 or older. Pew also cites data that shows that Americans are behind in comparison to other parts of the world with respect to broadband penetration. According to the most recent data from the Federal Communications Commission, in 2002 South Korea ranked first in the world in broadband penetration with 21.3% of its citizens having a broadband connection at home; Hong Kong was second with 14.9%; Canada was third with 11.2%; and the United States was eleventh with 6.9%.

      According to NCTA, the U.S. cable industry served approximately 21 million high-speed Internet customers as of December 2004, up from 16.1 million in December 2003, an increase of 30% year-over-year. According to Jupiter Research, a leading research advisory organization, 31.9 million U.S. households have broadband access. This is predicted to grow to 69 million households, or 80% of online households, by 2010.

      In anticipation of the continued increase in broadband users, during the fiscal year ended March 31, 2004 the Internet Group shifted its focus from the dial-up web surfer to creating an award-winning website targeted specifically to the broadband consumer. This site, TEN.com, features over 2,000 hours of video content, over 25,000 photos, live chat, and voyeur cams.

      TEN.com is offered to consumers on a monthly subscription basis for $29.95 or a three-month subscription for $74.95. Traffic to TEN.com is derived from advertising on the Pay TV Group’s networks. In addition, a targeted network of affiliated adult webmasters directs traffic to TEN.com and is compensated only if the traffic converts into a paying member to TEN.com. Monthly subscription revenue declined during the fiscal year ended March 31, 2005, as the Internet Group was not attracting enough new traffic to TEN.com to offset the churn of its recurring membership base.

      The Internet Group also sells TEN.com through revenue sharing partnerships with third-party gatekeepers. The Internet Group executed its first such revenue sharing agreement with On Command during the fiscal year ended March 31, 2003. Under the terms of the agreement, the Internet Group is the exclusive provider of adult content for On Command’s TV Internet Service. The Internet Group is providing a customized version of its TEN.com broadband product for delivery through On Command’s TV Internet Service in its hotel rooms nationwide.

      During the 2006 fiscal year, the Internet Group will be focused on the development of a wireless product for distribution both domestically and internationally. Based on a February 8, 2005 press release, Juniper Research, an entity that provides analytical research reports and consultancy services to the telecommunications industry, is predicting the following with respect to the mobile adult content market: a) The value of mobile adult content will increase by more than 50% to $1.01 billion in 2005; b) this growth will come from video-clips and streaming video; c) the majority of revenues will be derived from Europe and the Asia-Pacific region; and d) North American mobile adult revenues will pass the $400 million mark by the end of the decade. In addition, this same press release stated that a) the value of the global mobile adult market will reach $2.1 billion by 2009; b) the scale of content available directly from operators in the UK and mainland Europe will likely rise dramatically in the short and medium term; c) more than half the net additions to the user base of adult text-based services will come from Asia; and d) European customers are currently the biggest spenders on adult content, with an average annual revenue per user of more than $34.

      Juniper Research also suggests that the U.S. market size will initially be limited because the wireless operators are reluctant to offer this type of content for fear of regulatory or consumer backlash. However, wireless customers in the U.S. will still be able to access this content by browsing wireless Internet sites, such as the one that our Internet Group has developed over the past several months. According to CTIA, the wireless trade association, the number of wireless subscribers in the U.S. has increased 15% since 2003 to approximately 182 million.

      The wireless product currently being developed will include a wireless enabled web site, photo and video content, and ring “moans”. The product will be sold on a subscription and a la carte basis. Product pricing and revenue sharing agreements with the carriers are still being developed. Launches for the wireless product are anticipated to occur in the U.S., South America and Europe within the next three to six months.

      The Internet Group will also be working to develop interactive adult games for distribution on Cable, DBS and Hotel platforms during the 2006 fiscal year.

Description of Internet Revenue Streams
Business to Consumer: TEN.com

      The Internet Group offers TEN.com to consumers on a recurring monthly subscription basis for $29.95 or for three months at $74.95. The site is targeted to adult broadband consumers and provides access to over 2,000 hours of video content.

      The Internet Group generates traffic to its web sites through two primary sources. The first, “type-in” traffic, is generated when a consumer types the name of the Internet Group’s web site into their browser address bar. There is no cost to the Internet Group when traffic comes to its web site in this manner. Currently, the Internet Group actively markets its TEN.com web site on the Pay TV Group’s networks in order to drive type-in traffic to its site. Approximately 45% of the Internet Group’s traffic is currently generated from advertising on the Pay TV Group’s networks or through type-in traffic.

      The second way in which the Internet Group generates traffic is through its affiliate marketing programs utilizing banner ads, hypertext, or graphic links. The marketing programs compensate an affiliated webmaster for a referred visitor if the visitor becomes a member to TEN.com. The affiliated webmaster programs currently pay out an amount equal to 40 - 67% of the first month’s membership revenue for a new member. The Internet Group then keeps 100% of the revenue from each recurring monthly membership. During the past few years, the Internet Group has decreased its reliance on affiliated webmaster programs as a way to generate traffic to its sites.

Business to Business: Content and Traffic Sales

      Content Sales: The Internet and Pay TV Groups have licensed thousands of hours of adult video content and over 500,000 still images from various adult studios, all of which have been organized thematically and, if necessary, digitized for Internet distribution. The Internet Group, in addition to using this content within its own web site, sublicenses this content to webmasters through its business-to-business programs on a flat-rate monthly basis.

      Traffic Sales: The Internet Group had developed a significant source of revenue by selling traffic from its own web site to other adult web sites. Since every visitor to the Internet Group’s web site does not necessarily purchase a membership, the Internet Group maximized its return on traffic by “pushing” these exiting non-member visitors to other adult web sites. In doing so, it was able to generate revenue from affiliate webmaster programs on a pay-per-member basis. While the revenue from the sale of traffic did not have the potential to generate long-term recurring revenue like the Internet Group’s membership revenue, it also did not have the credit and working capital issues associated with membership revenue. Because the Internet Group has seen a significant decline in traffic to its site, it also has seen a corresponding decrease in the amount of traffic available to resell. The Internet Group does not expect any significant revenue from Traffic Sales in the future.

Marketing

      The Internet Group currently generates approximately 45% of its traffic to TEN.com from advertising its site on the Pay TV Group’s networks and through type-in traffic.

      Prior to the fiscal year ended March 31, 2003, the Internet Group actively marketed its websites through affiliate webmaster programs which were incentive-based traffic generation programs that compensated affiliated webmasters for traffic referrals. During the fiscal year ended March 31, 2003, the Internet Group ceased actively marketing its traffic acquisition programs. Currently, the Internet Group has a small group of affiliated webmasters that send traffic to TEN.com and are compensated if the traffic converts into a paying member. The affiliate webmaster programs currently pay out an amount equal to 40 - 67% of the first month’s membership revenue for a new member ($29.95). The Internet Group then keeps 100% of the revenue from each recurring monthly membership.

Data Center

      The Internet Group had its own data center in Sherman Oaks, California that provided for all of its web farm, hosting and co-location needs. The data center occupied approximately 4,400 square feet.

      The Internet Group moved its data center to Boulder, Colorado in January 2003 where it has been integrated with the Pay TV Group’s digital broadcast facility. This move allowed the Internet Group to significantly reduce its data center costs. Integrating the data center with the broadcast facility enables the Company to more efficiently leverage its content across multiple platforms. The data center uses leading networking hardware, high-end web and database servers, and computer software to effectively address the Internet Group’s diverse systems and network integration needs.

E-Commerce Billing

      Historically, credit card purchases, primarily through VISA and MasterCard, have been face-to-face paper transactions. This has evolved into face-to-face swipe transactions with the advent of point-of-sale terminals and a magnetic stripe on the back of the card storing the cardholder’s information. The credit card system, however, was never designed for non face-to-face transactions such as those that occur on the Internet.

      Because the credit card system was not designed for non face-to-face transactions, it is understandable that most fraud originates in this area. The credit card networks were not engineered to verify a valid card in a “card not present” environment such as the Internet.

      The card associations, instead of investing in modifications of its legacy networks necessary to operate in this changing environment, have combated fraud in “card not present” environments by charging high chargeback fees and penalties to merchants and banks. In the past few years the number of banking relationships available for merchant banking has dropped, the cost of chargebacks has increased, and the acceptable level allowed for chargeback rates has also been dramatically reduced.

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

      The Internet Group believes that the primary competitive factors in the adult Internet industry include the quality of content, technology, pricing, and sales and marketing efforts. Although the Internet Group no longer actively competes for traffic with its primary Internet competitors, the Group believes that it has a distinct competitive advantage in forming third-party gatekeeper arrangements for the distribution of TEN.com since it already has many of the same relationships through the Pay TV Group’s contracts.

Employees

      As of the date of this report, New Frontier Media and its subsidiaries had 121 employees. New Frontier Media employees are not members of a union, and New Frontier Media has never suffered a work stoppage. The Company believes that it maintains a good relationship with its employees.

Geographic Areas

      Revenue for the Company is primarily derived from within the United States. Additional information required by this item is incorporated herein by reference to Note 1 “Organization and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements that appears in Item 8 of this Form 10-K.

Available Information

      The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document the Company files at the SEC’s public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a web site (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC.

      The Company makes available, free of charge through its web site (www.noof.com), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on the Company’s web site is not incorporated by reference into this report.

Executive Officers of the Registrant

      The executive officers of New Frontier Media are as follows:

Name	Age	Position
Michael Weiner	62	Chairman of the Board, Chief Executive Officer, Secretary, and Director, New Frontier Media, Inc.
Karyn L. Miller	39	Chief Financial Officer and Treasurer, New Frontier Media, Inc.
Ken Boenish	38	President, The Erotic Networks, Inc.
Bill Mossa	42	Vice President of Affiliate Sales and Marketing, The Erotic Networks, Inc.
George Sawicki	45	Vice President, Legal Affairs and Assistant Secretary, New Frontier Media, Inc.

      Michael Weiner. Mr. Weiner was appointed President of New Frontier Media, Inc. in February 2003 and was then appointed to the position of Chief Executive Officer in January 2004. Prior to being appointed President, he held the title of Executive Vice President and co-founded the Company in 1995. As Executive Vice President, Mr. Weiner oversaw content acquisitions, network programming, and all contract negotiations related to the business affairs of the Company. In addition, he was instrumental in securing over $20 million to finance the infrastructure build-out and key library acquisitions necessary to launch the Company’s seven television networks.

      Mr. Weiner’s experience in entertainment and educational software began with the formation of Inroads Interactive, Inc. in May 1995. Inroads Interactive, based in Boulder, Colorado, was a reference software publishing company dedicated to aggregating still picture, video, and text to create interactive, educational-based software. Among Inroad Interactive’s award winning releases were titles such as Multimedia Dogs, Multimedia Photography, and Exotic Pets. These titles sold over 1 million copies throughout the world through its affiliate label status with Broderbund Software and have been translated into ten different languages. Mr. Weiner was instrumental in negotiating the sale of Inroads Interactive to Quarto Holdings PLC, a UK-based book publishing concern.

      Prior to this, Mr. Weiner was in the real estate business for 20 years, specializing in shopping center development and redevelopment in the Southeast and Northwest United States. He was involved as an owner, developer, manager, and syndicator of real estate in excess of $250 million.

      Karyn L. Miller. Ms. Miller joined New Frontier Media in February 1999 as Chief Financial Officer. She began her career at Ernst & Young in Atlanta, Georgia and brings sixteen years of accounting and finance experience to the Company. Prior to joining the Company, Ms. Miller was the Corporate Controller for Airbase Services, Inc. a leading aircraft repair and maintenance company. Previous to that she was the Finance Director for Community Medical Services Organization and Controller for Summit Medical Group, P.L.L.C. Before joining Summit Medical Group, P.L.L.C., Ms. Miller was a Treasury Analyst at Clayton Homes, Inc., a former $1 billion NYSE company which was purchased by Warren Buffet. Ms. Miller graduated with Honors with both a Bachelors of Science degree and a Masters in Accounting from the University of Florida and is a licensed CPA in the state of Colorado.

      Ken Boenish. Mr. Boenish is a 16-year veteran of the cable television industry. In October 2000, he was named President of The Erotic Networks, a subsidiary of New Frontier Media, and in April 2002 he began managing the day-to-day operations of the Internet Group under The Erotic Networks’ umbrella. Mr. Boenish joined The Erotic Networks as the Senior Vice President of Affiliate Sales in February 1999. Prior to joining the Company, Mr. Boenish, was employed by Jones Intercable (“Jones”) from 1994 - 1999. While at Jones he held the positions of National Sales Manager for Superaudio, a cable radio service serving more than 9 million cable customers. He was promoted to Director of Sales for Great American Country a new country music video service in 1997. While at Great American Country Mr. Boenish was responsible for adding more than 5 million new customers to the service while competing directly with Country Music Television, a CBS cable network. From 1988 - 1994 he sold cable television advertising on systems owned by Time Warner, TCI, COX, Jones, Comcast and other cable systems. Mr. Boenish holds a B.S. degree in Marketing from St. Cloud State University.

      Bill Mossa. Mr. Mossa joined The Erotic Networks, a subsidiary of New Frontier Media, Inc., as Vice President of Affiliate Sales and Marketing in 1998 and has been instrumental in growing the Company’s network distribution from zero to almost 80 million addressable subscribers. Prior to joining The Erotic Networks, Mr. Mossa was the Regional Director of Affiliate Sales and Marketing for Spice Entertainment, directing all affiliate sales and marketing efforts for its northeast region. Mr. Mossa has also held positions as Affiliate Marketing Manager of the SportsChannel NY, Regional Pay-Per-View Director for Century Communications, Corporate Pay-Per-View Manager for TKR Cable, and Marketing Manager for TKR Cable. Mr. Mossa holds a Bachelors Degree in Business Administration from Northeastern University in Boston, Massachusetts.

      George Sawicki. Mr. Sawicki joined New Frontier Media in September 2003 as Vice President of Legal Affairs. He began his legal career in December 1995 with Norris, McLaughlin & Marcus, LLC, and brings over twenty years of combined technology and legal experience to the Company. Prior to joining the Company, and beginning in September 2001, Mr. Sawicki was Senior Corporate Counsel for Storage Technology Corporation (“StorageTek”), a leading information storage and lifecycle management company. Previous to that, and beginning in November 2000, he was the Director of Legal for a global supply chain event management software company headquartered in Atlanta, Georgia and, beginning in October 1996, was Corporate Counsel for Oracle Corporation in its Atlanta Global Business Office.

      Mr. Sawicki holds an A.B. degree in Chemistry from Vassar College, a Masters degree in Management Information Systems from Houston Baptist University and a J.D. from the University of Houston Law Center. He is a member of the Texas, New Jersey and Georgia bar associations and is licensed to practice before the United States Patent and Trademark Office.

No executive officer of the Company is related to any other director or executive officer. None of the Company’s executive officers hold any directorships in any other public company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Pursuant to Section 16 of the Exchange Act, the Company’s directors and executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities of the Company. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended March 31, 2005.

RISK FACTORS

      THIS REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS. YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY THEIR USE OF THE FORWARD-LOOKING WORDS “ANTICIPATE,” “ESTIMATE,” “PROJECT,” “LIKELY,” “BELIEVE,” “INTEND,” “EXPECT,” OR SIMILAR WORDS. THESE STATEMENTS DISCUSS FUTURE EXPECTATIONS, CONTAIN PROJECTIONS REGARDING FUTURE DEVELOPMENTS, OPERATIONS, OR FINANCIAL CONDITIONS, OR STATE OTHER FORWARD-LOOKING INFORMATION. WHEN CONSIDERING THE FORWARD-LOOKING STATEMENTS MADE IN THIS REPORT, YOU SHOULD CONSIDER THE RISKS SET FORTH BELOW AND OTHER CAUTIONARY STATEMENTS THROUGHOUT THIS REPORT. YOU SHOULD ALSO KEEP IN MIND THAT ALL FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S EXISTING BELIEFS ABOUT PRESENT AND FUTURE EVENTS OUTSIDE OF MANAGEMENT’S CONTROL AND ON ASSUMPTIONS THAT MAY PROVE TO BE INCORRECT. IF ONE OR MORE RISKS IDENTIFIED IN THIS REPORT OR OTHER FILING MATERIALIZES, OR ANY OTHER UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED, PROJECTED, OR INTENDED.

      The loss of any of our major customers, Dish Network, Time Warner Cable, and Comcast Corporation, would have a material adverse affect on our operating performance and financial condition.

      DISH Network, one of the leading providers of direct broadcast satellite services in the United States, Time Warner Cable and Comcast Corporation, are major customers of our Pay TV Group. The loss of any of DISH Network, Time Warner Cable, and Comcast Corporation as customers would have a material adverse effect on our business operations and financial condition. For our fiscal year ended March 31, 2005, our revenues from DISH Network, Time Warner Cable, and Comcast Corporation were approximately 35%, 18%, and 11%, respectively, of our total Company-wide revenues.

      DISH Network is not contractually required to carry our programming and can cancel its broadcast of our programming at any time. Management considers its long-standing personal contacts with its counterparts at DISH Network to be critically important to maintaining DISH Network as a major customer, especially given the nature of our content and the importance of DISH Network’s reliance on our judgment and ability in assuring that all of its programming has been pre-screened and appropriately edited in accordance with established guidelines.

      Limits to our access to distribution channels could cause us to lose subscriber revenues and adversely affect our operating performance.

      Our satellite uplink provider’s services are critical to us. If our satellite uplink provider fails to provide the contracted uplinking services, our satellite programming operations would in all likelihood be suspended, resulting in a loss of substantial revenue to the Company. If our satellite uplink provider improperly manages its uplink facilities, we could experience signal disruptions and other quality problems that, if not immediately addressed, could cause us to lose subscribers and subscriber revenues.

      Our continued access to satellite transponders is critical to us. Our satellite programming operations require continued access to satellite transponders to transmit programming to our subscribers. We also use satellite transponders to transmit programming to cable operators and DBS providers. Material limitations to satellite transponder capacity could materially adversely affect our operating performance. Access to transponders may be restricted or denied if:

• we or the satellite owner is indicted or otherwise charged as a defendant in a criminal proceeding;

• the FCC issues an order initiating a proceeding to revoke the satellite owner’s authorization to operate the satellite;

• the satellite owner is ordered by a court or governmental authority to deny us access to the transponder;

• we are deemed by a governmental authority to have violated any obscenity law; or

• our satellite transponder provider determines that the content of our programming is harmful to its name or business.

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

      Our ability to increase subscriber revenues and operate profitably is directly related to our ability to compete effectively with Playboy, our principal competitor. Playboy has significantly greater financial, sales, marketing and other resources to devote to the development, promotion and sale of its cable programming products, as well as a longer operating history and broader name recognition, than we do. We compete with Playboy as to the editing standards of its programming, network performance in terms of subscriber buy rates, and the license fees that we offer to Cable operators and DBS providers.

      Failure to maintain our agreements with Cable MSOs on favorable terms could adversely affect our business, financial condition, or results of operations.

      We currently have agreements with the nation’s five largest Cable MSOs. Our agreements with these operators may be terminated on short notice without penalty. If one or more Cable MSOs terminates or does not renew our agreements, or does not renew the agreement on terms as favorable as those of our current agreements, our business, financial condition, or results of operations could be materially adversely affected.

      If we are unable to compete effectively with other forms of adult and non-adult entertainment, we will also not be able to increase subscriber revenue.

      Our ability to increase revenue is also related to our ability to compete effectively with other forms of adult and non-adult entertainment. We face competition in the adult entertainment industry from other providers of adult programming, adult video rentals and sales, books and magazines aimed at adult consumers, adult oriented telephone chat lines, adult oriented Internet services, and adult oriented wireless services. To a lesser extent, we also face general competition from other forms of non-adult entertainment, including sporting and cultural events, other premium pay services, other television networks, feature films and other programming.

      Our ability to compete depends on many factors, some of which are outside of our control. These factors include the quality and appeal of our competitors’ content, the technology utilized by our competitors, the effectiveness of their sales and marketing efforts and the attractiveness of their product offerings.

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

      The continued addition of new competitors to the Video-On-Demand distribution platform will likely have a material adverse affect on our operating performance.

      Revenue from our Pay TV Group’s Video-on-Demand (“VOD”) service became a significant part of our overall revenue mix during our fiscal year ended March 31, 2004. The continued addition of new competitors to the VOD platform, either on platforms where we have previously enjoyed exclusivity or where we currently share the platform, may continue to have an adverse affect on our operating performance.

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

      For the fiscal year ended March 31, 2005, revenue from our VOD service was 36% of our total Pay TV revenue.

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

      New laws or regulations, or the new application of existing laws could prevent us from making our content available in various jurisdictions or otherwise have a material adverse effect on our business, financial condition and operating results. These new laws or regulations may relate to liability for information retrieved from or transmitted over the Internet, taxation, user privacy and other matters relating to our products and services. Moreover, the application to the Internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, employment and personal privacy is still developing.

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

      Our ability to accept credit cards as a form of payment for our products and services has been or could further be restricted or denied for a number of reasons, including but not limited to:

• Visa Tier 1 capital ratio requirements for financial institutions have significantly restricted the level of adult-related Internet activity a particular bank may be allowed to process in any given month;

• if we experience excessive chargebacks and/or credits;

• if we experience excessive fraud ratios;

• if there is a change in policy of the acquiring banks and/or card associations with respect to the processing of credit card charges for adult-related content;

• continued tightening of credit card association chargeback regulations in international areas of commerce;

• association requirements for new technologies that consumers are less likely to use;

• an increasing number of European and U.S. banks will not take accounts with adult-related content

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

      As a small company with approximately 121 employees, our success depends upon the contributions of our executive officers and our other key personnel. The loss of the services of any of our executive officers or other key personnel could have a significant adverse effect on our business and operating results. We cannot assure that New Frontier Media will be successful in attracting and retaining these personnel. It may also be more difficult for us to attract and recruit new personnel due to the nature of our business.

      Our inability to identify, fund the investment in, and commercially exploit new technology could have an adverse impact on our financial condition.

      We are engaged in a business that has experienced tremendous technological change over the past several years. As a result, we face all the risks inherent in businesses that are subject to rapid technological advancement, such as the possibility that a technology that we have invested in may become obsolete. In that event, we may be required to invest in new technology. Our inability to identify, fund the investment in, and commercially exploit such new technology could have an adverse impact on our financial condition. Our ability to implement our business plan and to achieve the results projected by management will be dependent upon management’s ability to predict technological advances and implement strategies to take advantage of such changes.

      Negative publicity, lawsuits or boycotts by opponents of adult content could adversely affect our operating performance and discourage investors from investing in our publicly traded securities.

      We could become a target of negative publicity, lawsuits or boycotts by one or more advocacy groups who oppose the distribution of “adult entertainment.” These groups have mounted negative publicity campaigns, filed lawsuits and encouraged boycotts against companies whose businesses involve adult entertainment. The costs of defending against any such negative publicity, lawsuits or boycotts could be significant, could hurt our finances and could discourage investors from investing in our publicly traded securities. To date, we have not been a target of any of these advocacy groups. As a leading provider of adult entertainment, we cannot assure you that we may not become a target in the future.

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

ITEM 2. PROPERTIES.

      The Company uses the following principal facilities in its operations:

      Colorado: New Frontier Media leases space in two office buildings in Boulder, Colorado. The Airport Boulevard facility is 11,744 square feet and houses the Pay TV Group’s digital broadcast facility, encoding and technical operations groups, screening and programming functions, content conforming and quality control functions, as well as the Internet Group’s data center. This facility is 80% utilized. The Winchester Circle facility is 18,000 square feet and is used by New Frontier Media as its corporate headquarters, as well as by the Internet Group’s web production department, and by the Pay TV Group’s marketing, sales, call center, branding, and promotions departments. This facility is 80% utilized.

      California: New Frontier Media leases 1,200 square feet in Woodland Hills, California. The facility houses three employees of the Pay TV Group’s content acquisitions department. This facility is 100% utilized.

      The Company believes that its facilities are adequate to maintain its existing business activities.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, there are no legal proceedings that will have a material adverse effect on the Company’s results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted for a vote of the shareholders during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Beginning on April 27, 2004, the Company’s Common Stock has been quoted on the NASDAQ National Market under the symbol “NOOF”. Prior to April 27, 2004, the Company’s common stock was quoted on the NASDAQ SmallCap Market.

      The following table sets forth the range of high and low closing prices for the Company’s Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

Quarter Ended	High	Low	Quarter Ended	High	Low
June 30, 2004	8.87	5.77	June 30, 2003	1.85	0.75
September 30, 2004	9.02	6.82	September 30, 2003	4.90	1.65
December 31, 2004	8.64	7.68	December 31, 2003	9.30	3.73
March 31, 2005	10.00	6.79	March 31, 2004	11.38	6.61

      As of June 1, 2005, there were approximately 2,600 beneficial owners of New Frontier Media’s Common Stock.

      New Frontier Media has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. New Frontier Media intends to retain any earnings for use in New Frontier Media operations and to finance the expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2005	2004	2003	2002	2001
Net Sales	$46,277	$42,878	$36,747	$52,435	$58,638
Net income (loss)	$11,122	$10,913	$(11,895)	$(582)	$3,324
Net income (loss) per basic common share	$0.50	$0.53	$(0.56)	$(0.03)	$0.16
Net income (loss) per fully diluted share	$0.48	$0.50	($0.56)	$(0.03)	$0.14
Weighted average diluted shares outstanding	23,067	21,892	21,319	21,128	23,063
Total assets	$59,528	$44,762	$35,025	$48,132	$52,606
Long term obligations	$5	$429	$465	$1,013	$7,076
Redeemable preferred stock	$0	$0	$3,750	$0	$0
Cash dividends	$0	$0	$0	$0	$0
Cash flows from Operating Activities	$14,992	$13,895	$53	$5,810	$566
Pay TV Group Network Households	80,133	63,970	40,940	29,700	31,100

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative discussion about our business. The MD&A is provided as a supplement to — and should be read in conjunction with — our financial statements and the accompanying notes. This overview provides our perspective on the individual sections of MD&A. Our MD&A includes the following sections:

• Forward-Looking Statements — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical results or our current expectations or projections.

• Our Business — a general description of our business, our strategy for each business segment, and goals of our business.

• Application of Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.

• Results of Operations — an analysis of our Company’s consolidated results of operations for the three years presented in our financial statements. Our Company operates in two segments — Pay TV and Internet. We present the discussion in this MD&A on a segment basis and, additionally, we discuss our corporate overhead expenses.

• Liquidity, Capital Resources and Financial Position — an analysis of cash flows, sources and uses of cash, contractual obligations, and financial position.

Forward-Looking Statements

      This annual report on Form 10-K includes forward-looking statements. These are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

      Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to retain our major customers that account for 35%, 18%, and 11% of our total revenue; 2) our ability to compete effectively for quality content with our Pay TV Group’s primary competitor who has significantly greater resources than us; 3) our ability to compete effectively with our Pay TV Group’s major competitor or any other competitors that may distribute adult content to Cable MSOs, DBS providers, or to the Hotel industry; 4) our ability to retain our key executives; 5) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 6) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

Our Business

      Our goal is to be the leading provider in the electronic distribution of high-quality adult entertainment via Cable, satellite, broadband, hotel and wireless platforms. As part of our overall strategy to compete in each relevant market segment, we use the following core competencies:

• Leveraging our technical infrastructure: We own and operate a broadcast origination facility where our licensed content is a) ingested at one central point and converted into multiple digital formats that allow for broadcast, VOD, Internet and wireless delivery, b) tagged with meta-data that allows for efficient cataloging of the elements included in the movie, c) edited into the proper formats required by our customers (i.e., most-edited, partially-edited, and least-edited), and d) subjected to several rigorous quality control reviews prior to airing on any platform. By owning and operating our own technical infrastructure, including our proprietary media asset management software tool, we are able to quickly respond to new revenue opportunities with zero to very little capital outlay. For example, over the years, we have worked closely with many Cable MSOs in understanding and perfecting the delivery of VOD content, allowing us to become the leader in the delivery of VOD content in the adult category. We have been able to easily capitalize on new opportunities for delivering our content to the hotel industry due to our technical infrastructure. We responded to the demand for new partially edited PPV services by launching two new networks in only 90 days at very little additional cost. We launched our first wireless enabled web site in two months. We believe that our technical infrastructure will allow us to respond quickly and effectively to new opportunities in the Cable, satellite, broadband, hotel, and wireless markets, as well as any new platforms that may be discovered.

• Content library: We license content from a network of over forty-five different adult studios, allowing us access to a wider variety of directors, actors and actresses, and content niches than our primary competitor. We are committed to providing our consumers with variety, breadth and depth of content in order to appeal to the widest audience base possible. We understand that our content is purchased in an impulse environment and that in order to capture those purchases we must provide a large amount of compelling content to the consumer. We use our extensive library to program our PPV networks, VOD service, Internet website, and wireless product. Content is used continuously through the life of the license term and will be repurposed in many ways, including using “clips” of the content and creating compilations or blocks of programming from several movies. We spend approximately $2.4 million annually licensing content for our PPV, VOD, Internet and wireless products. The amount spent annually on licensing content has been relatively flat for the past four years.

• Expertise in aggregation and editing of adult content: We consider ourselves to be experts in the aggregation and editing of high-quality adult content. We ensure that we have all proper documentation required to verify that the cast members of the movies that we license are eighteen years or older. We have developed processes and procedures to edit our content into various predetermined standards and censor that content for community standards. We believe that the value we provide is insuring the existence of all age verification documents and appropriate content censorship in order to protect the brand equity of our distribution partners.

We monitor the trends in the video sales and rental market to understand what content niches are popular and program our networks to correspond to these trends. We monitor the trends of the VOD buys of our own content to understand what type of content is selling the best and adjust our programming models for these trends. We understand how to create compelling VOD content packages for our customers to launch on their systems, including TEN*Latinas, TEN*Hunks, “four” play (four feature length movies sold as one asset), “quick-n-nasty”, and double features. We strive to provide the best performing PPV networks and VOD service to the Cable/DBS/Hotel markets. We program seven PPV networks in order to accommodate different editing standards and different programming niches to best serve our customers’ needs. We also ensure that the interstitial programming that we create is entertaining, edgy, and appeals to our consumer audience.

• Reliable cash flows: We consider our ability to generate reliable, recurring cash flows from operations to reinvest in our business to be a strength of our business. We are able to reinvest these cash flows into capital expenditures to ensure that we are operating at maximum efficiency, that our broadcast operations are fully redundant, that our increasing storage needs are met, and that we are able to rapidly respond to changing technology requirements or platforms through which to distribute our products. In addition, we are able to reinvest our cash flows into acquiring compelling, unique, quality content for our products. We also believe that our ability to generate reliable, recurring cash flows, as well as our current cash balances, will help us with the challenges of increasing competition in the VOD market and with any regulatory issues that may arise from the current conservative administration.

• Our people: We consider our employees to be a key driver to our business. We are fortunate to be able to attract high quality marketing, branding, sales and technology employees who share our desire to use technology to make ourselves as efficient and effective as possible, who share our desire to build a worldwide recognizable brand, and who share our desire to obtain distribution on all electronic platforms willing to distribute adult content.

      We operate our Company in two different segments — Pay TV and Internet. Our core business resides within the Pay TV segment and this is where the majority of our financial and human resources are concentrated.

Pay TV Segment

      Our Pay TV segment is focused on the distribution of its seven PPV networks and its Video-on-Demand (“VOD”) service to cable MSOs and DBS providers. In addition, the Pay TV Group has had success in delivering its VOD service to hotel rooms through its current distribution arrangement with On Command. The Pay TV Group earns a percentage of revenue on each pay-per-view, subscription, or VOD transaction related to its services. Revenue growth occurs as the Pay TV Group launches its services to new cable MSOs or DBS providers, experiences growth in the number of digital subscribers for systems where its services are currently distributed (“on-line growth”), launches additional services to its existing cable/DBS partners, experiences new and on-line growth for its VOD service, is able to effect increases in the retail price of its products, and is able to increase the buy rates for its products. The Pay TV Group seeks to achieve distribution for at least four of its services on every digital platform in the U.S. Based on the current market of 25.63 million DBS households and 25.0 million digital cable households, the Pay TV Group currently has 40% of its defined market share.

      Revenue growth for the Pay TV Group for the year ended March 31, 2005 was driven primarily by:

• Growth in revenue from its VOD service provided to the Cable industry

• Growth in the distribution of its partially-edited services

      Revenue from the Pay TV Group’s VOD service became a significant part of its overall revenue mix during the fiscal year ended March 31, 2004, as cable operators upgraded their systems to deliver content in this manner. The Pay TV Group currently delivers its VOD content to 18.3 million cable network households as compared to 11.5 million a year ago, as well as to 840,000 hotel rooms through its distribution arrangement with On Command. The Company expects that the majority of cable operators will continue to upgrade their systems to allow for the delivery of VOD content to the home. VOD can only be delivered in a digital, cable environment. Currently, per the NCTA, there are 25.0 million digital cable households in the U.S. We estimate that 21.0 million digital cable households are currently VOD enabled and, of this amount, 19.0 million provide adult content to their VOD customers.

      Prior to our 2005 fiscal year, we were the sole provider of adult VOD content to the two largest U.S. Cable MSOs. During the third quarter of our 2005 fiscal year, our primary competitor in this market was added to the Time Warner VOD adult platform. Although our primary competitor was added to this platform, it did not negatively impact the number of hours of VOD content that we provide to the Time Warner affiliates. In fact, during the fourth quarter of our 2005 fiscal year, we increased the number of VOD hours provided to over 100. Since our primary competitor was added to the platform, however, our VOD revenue from Time Warner has declined 50%.

      During our 2006 fiscal year, the largest Cable MSO in the U.S. will begin transitioning the editing standard on its VOD platform from most edited to partially edited. At the same time, this Cable MSO will add adult content provided by two smaller competitors to its VOD platform. We anticipate that our primary competitor will also be added to this MSO’s VOD platform during our 2006 fiscal year. At this time it is impossible for us to determine the exact effect this change will have on our revenue. However, we do anticipate that any decline in revenue from the addition of competition will be more than offset by the increase in revenue expected from transitioning the editing standard of the content from most edited to partially edited.

      We do anticipate that the addition of competition to VOD platforms where we have enjoyed exclusivity in the past will slow our VOD revenue growth in the short term. However, we expect that our VOD cable revenue will increase as MSOs a) continue the deployment of this technology to their digital cable subscribers; b) increase the number of digital customers (annual growth of digital cable households has been 10 - 15% per year); c) increase the amount of space allocated on their VOD servers to the adult category (currently we provide over 100 hours of programming each month); d) begin to actively market VOD to their consumer base; and e) improve the consumer’s user interface to make the product easier to use.

      The Pay TV Group’s relationship with On Command generated incremental VOD revenue for the year ended March 31, 2004. However, revenue from On Command declined during our 2005 fiscal year. The decline was a result of On Command sourcing some content from our competitors instead of exclusively through us. We continue to provide over 50% of the content to the On Command platform. Future growth from VOD revenue generated through the hospitality industry is dependent upon the addition of new hotel properties by On Command and an increase in business traveler occupancy rates.

      In addition to the growth in VOD, the Pay TV Group continued to experience growing acceptance for its partially edited services during the 2005 fiscal year. Accordingly, we are seeing a shift in our distribution away from our most-edited service — Pleasure — as more cable operators choose to launch our partially edited services — TEN, TEN*Clips, TEN*Blue and TEN*Blox.

      During our 2005 fiscal year we did experience one instance in which an affiliate system of a Cable MSO removed all adult content from its PPV platform and distributed adult content via its VOD platform exclusively. The result was a decrease in overall revenue from the adult category, as the buys from their PPV platform did not fully transition to the VOD platform. As such, this MSO has decided not to pursue this action in any of their other systems. We do not anticipate that other Cable MSOs will remove adult entirely from their PPV platforms until VOD becomes a more generally accepted manner by which to watch video content. We believe this shift from PPV to VOD will occur slowly over a three to six year period, in the same manner in which Cable MSOs transitioned their consumer base from analog cable to digital cable. We continue to launch our PPV services to Cable MSOs, and we are anticipating new launches of our partially edited services to the largest Cable MSO in the U.S. as it transitions its editing standard from most edited to partially edited.

      To date, the focus of the Pay TV Group has been on the distribution of its PPV and VOD services to Cable, DBS and Hotel platforms in the U.S. market only.

      The Pay TV Group also provides its two least-edited services to the C-Band market on a direct-to-the-consumer basis. C-Band customers contact the Pay TV Group’s in-house call center directly to purchase the networks on a one-month or three-month subscription, or PPV basis. The Pay TV Group retains 100% of the revenue from these customers and over 95% of the sales are made via credit cards. This market has been declining for several years as these consumers convert from C-Band “big dish” analog satellite systems to smaller, 18-inch digital DBS satellite systems. The Pay TV Group has been able to decrease its transponder, uplinking, marketing, and call center costs related to this business over the years in order to maintain its margins. However, based on the rate of revenue decline and the expected erosion of its C-Band margins, the Pay TV Group expects that it will no longer be operating this business by the end of its 2006 fiscal year. The Pay TV Group expects continued declines in revenue from this segment of its business during 2006.

      Looking forward, management has identified certain challenges and risks that could impact the Pay TV Group’s future financial results including the following:

• Increased competition from other adult companies attempting to provide VOD content and PPV services to Cable providers or DBS platforms

• Increased regulation of the adult industry

• Increased competition attempting to acquire compelling adult content

      Each of these challenges and risks has the potential to have a material adverse effect on our business. However, we believe that our Company is well positioned to appropriately address these challenges and risks.

      We believe that many opportunities accompany these challenges and risks. Among these opportunities, we believe the following exist for the Pay TV Group:

• Continued growth in the VOD market, including potential distribution by DISH Network

• Obtaining distribution with the regional bell operating companies (“RBOC”) as they begin to deploy video content to their consumers

• Obtaining distribution for our PPV services with DIRECTV

• Implementation of technologies that will allow for distribution of our content on new platforms

• Future international distribution opportunities

Internet Segment

      The Internet Group generates revenue by selling monthly memberships to its website, TEN.com, by earning a percentage of revenue from third-party gatekeepers like On Command for the distribution of TEN.com to their customer base, and by selling pre-packaged video and photo content to webmasters for a monthly fee. In fiscal year 2003, the Internet Group also generated revenue by selling traffic from its sites that did not convert into a member to other webmasters. Due to the decline in the volume of traffic to TEN.com, we no longer generate revenue from selling non-converting traffic to other webmasters.

      During our 2002 and 2003 fiscal years, we significantly restructured our Internet business. The decision to restructure our Internet business was based on a number of factors including: the large number of adult websites competing for web surfers, the lack of barriers to entry into the adult Internet business, the increased regulation from VISA and MasterCard, and the amount of free adult content available on the Internet.

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

      Once the restructuring was completed, we shifted our focus to forming long-term revenue sharing partnerships with third-party gatekeepers for the distribution of TEN.com, whereby we could gain direct access to consumers in search of adult entertainment. We completed one such agreement with On Command for the distribution of TEN.com through their digitally wired hotel rooms.

      Over 85% of revenue from the Internet Group continues to be generated from monthly memberships to TEN.com. However, we have seen this revenue erode over the past several years since the current traffic volume to TEN.com does not generate enough new monthly sign-ups to offset the churn of our renewing membership base. The decline in our membership revenue slowed during our 2005 fiscal year as new marketing efforts increased traffic to TEN.com, generating monthly sign-ups that were close to or slightly exceeding our monthly cancellation rate. In addition, we increased the retail price for our website from $19.95 to $29.95 during the 2005 fiscal year. We are working on implementing new pricing strategies to increase revenues generated by our website, including selling our searchable library of content on a pay-per-view and pay-per-minute basis.

      We have also seen a decrease in revenue generated from selling pre-packaged content to webmasters during the past three fiscal years. This decrease in revenue from the sale of content is due to a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. In addition, we have not allocated any significant resources towards a sales effort for these content products. During our 2006 fiscal year we will be implementing usage based pricing as an alternative to our current flat monthly rate pricing. We believe that this will be a more attractive alternative for our webmaster customers.

      During the 2006 fiscal year, our Internet Group will be focused on the development of a wireless product for distribution both domestically and internationally. This wireless product will include a wireless enabled web site, photo and video content, and ring “moans”. We anticipate selling our product on a subscription and a la carte basis. Product pricing and revenue sharing agreements with the carriers are still being developed. We anticipate initial launches to occur in the U.S., South America and Europe within the next three to six months. We are unable to project the revenues associated with our wireless product at this time.

      Our Internet Group will also be working to develop interactive adult games for distribution on Cable, DBS and Hotel platforms during our 2006 fiscal year. We anticipate launches for these products in the second half of that fiscal year. We are unable to project the revenues associated with our interactive products at this time.

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

Revenue Recognition

      Our revenues for the Pay TV Group are primarily related to the sale of our PPV and VOD services to Cable/DBS and Hotel affiliates. The Cable affiliates do not report actual monthly PPV or VOD sales for each of their systems to the Pay TV Group until 60-90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on the Pay TV Group’s historical experience for each affiliated system. The Pay TV Group subsequently adjusts its revenue to reflect the actual amount earned upon receipt of the cash. Historically, any differences between the amounts estimated and the actual amounts received have been immaterial due to the overall predictability of pay-per-view revenues. Since VOD is such a new service, the revenue expected from new VOD cable affiliates can be more difficult to predict. The Pay TV Group believes that it is conservative in estimating the impact of the rollout of VOD households, and it continually adjusts estimates to reflect actual revenue remitted.

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

Income Tax Expense and Accruals

      Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves at the time that we determine that it is probable that we will be liable to pay additional taxes related to certain matters. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.

      A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we record a reserve when we determine the likelihood of loss is probable. Such liabilities are recorded in the line item income taxes payable/receivable in the Company’s consolidated balance sheets. Settlement of any particular issue would usually require the use of cash. Favorable resolutions of tax matters for which we have previously established reserves are recognized as a reduction to our income tax expense, or Additional Paid in Capital when appropriate, when the amounts involved become known.

      Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, our annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, the Company recognizes future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

      We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset.

Accounting for Investments in Debt and Equity Securities

      We hold investments in debt securities that are classified as available-for-sale under the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). In accordance with SFAS 115, available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of the related tax effect, excluded from earnings and initially recorded as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheet. Adjustments to the Available for Sale Securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders’ equity. Realized gains and losses are determined on the specific identification method and are reflected in income.

Goodwill Impairment

      Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. Through the end of fiscal year 2002, the Company amortized its goodwill over 10 years using the straight-line method. As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), that was effective for the Company as of the beginning of fiscal year 2003, goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually. The Company completed the initial impairment test during the first quarter of fiscal year 2003 and concluded that the fair value of the Company’s reporting unit (the Pay TV Group) exceeded its respective carrying value as of June 30, 2002 and, therefore, no impairment existed at that date.

      In addition to the initial impairment test completed during the first quarter of fiscal year 2003, we perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment process compares the fair value of the Pay TV Group to its carrying value, including the goodwill related to the Pay TV Group. We concluded for the 2003, 2004, and 2005 fiscal years that the fair value of the Company’s reporting unit exceeded its carrying value and no impairment charge was required.

      If actual operating results or cash flows are different than our estimates and assumptions, we could be required to record impairment charges in future periods.

Prepaid Distribution Rights (Content Licensing)

      Our Pay TV and Internet Group’s film and content libraries consist of newly produced and historical film licensing agreements. We account for the licenses in accordance with SFAS 63 Financial Accounting by Broadcasters. Accordingly, we capitalize the costs associated with the licenses and certain editing costs and amortize the costs on a straight-line basis over the life of the licensing agreement (usually 1 to 5 years). Pursuant to SFAS 63, the costs associated with the license agreements should be amortized in a manner that is consistent with expected revenues to be derived from such films.

      We have determined that it is appropriate to amortize these costs on a straight-line basis under the assertion that each usage of the film is expected to generate similar revenues. We regularly review and evaluate the appropriateness of amortizing film costs on a straight-line basis and assess if an accelerated method would more appropriately reflect the revenue generation of the content. Through our analysis, we have concluded that the current policy of recognizing the costs incurred to license the film library on a straight-line basis most accurately reflects the revenue generated by each film.

      We periodically review our film library and assess if the unamortized cost approximates the fair market value of the films. In the event that the unamortized costs exceed the fair market value of the film library, we will expense the excess of the unamortized costs to reduce the carrying value of the film library to the fair market value.

RESULTS OF OPERATIONS

PAY TV GROUP

      The following table outlines the current distribution environment and network households for each network and our VOD service:

		ESTIMATED NETWORK HOUSEHOLDS(3) (in thousands)
NETWORK	DISTRIBUTION METHOD	As of March 31, 2005	As of March 31, 2004	As of March 31, 2003
Pleasure	Cable	8,400	7,800	8,000
TEN	Cable/DBS	16,600	15,200	11,100
TEN*Clips	Cable/DBS	16,900	13,700	5,800
Video-on-Demand	Cable	18,300	10,500	5,300
TEN*Xtsy(1)	C-band/Cable/DBS	11,600	10,000	9,000
TEN*BluePlus(1)(2)	C-band/Cable	N/A	N/A	570
TEN*Max(1)	C-band/Cable	233	470	570
TEN*Blue	Cable	2,900	2,500	300
TEN*Blox	Cable	5,200	2,800	300
Total Network Households		80,133	62,970	40,940

(1) TEN*Xtsy, TEN*BluePlus and TEN*Max addressable household numbers include 0.5 million, 0.4 million, and 0.2 million C-Band addressable households for the years ended March 31, 2003, 2004, and 2005, respectively.

(2) The Pay TV Group discontinued providing its TEN*BluePlus network in February 2004.

(3) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group’s services, since each service represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as of March 31, 2005 and 2004 to be 23.1 million and 14.3 million cable homes, respectively, and 11.0 million and 9.4 million DBS homes, respectively.

      The following table sets forth certain financial information for the Pay TV Group for the three years ended March 31:

	(In Millions) Twelve Months ended March 31			Percent Change
	2005	2004	2003	’05 vs’04	’04 vs’03
NET REVENUE
PPV-Cable/DBS	$24.0	$21.3	$19.2	13%	11%
VOD-Cable/Hotel	15.6	12.6	2.2	24%	473%
C-Band	3.9	5.7	7.5	(32%)	(24%)

TOTAL	$43.5	$39.6	$28.9	10%	37%

COST OF SALES	$14.8	$15.4	$14.0	(4%)	10%

GROSS PROFIT	$28.7	$24.2	$14.9	19%	62%

GROSS MARGIN	66%	61%	52%

OPERATING EXPENSES	7.9	7.7	7.8	3%	(1%)

OPERATING INCOME	$20.8	$16.5	$7.1	26%	132%

NET REVENUE
PPV — Cable/DBS Revenue 2004 to 2005

      The 13% increase in the Pay TV Group’s PPV revenues from 2004 to 2005 was attributable to the following items:

• An 11% increase in revenues generated by our three services on the DISH platform

• A 31% increase in Cable PPV revenues from our partially edited services

      Revenue from our TEN, TEN*Clips and TEN*Xtsy networks on the DISH platform increased 11% year-over-year. We attribute this to an increase in the number of subscribers to the DISH platform as well as to certain changes that DISH has made to the way it prices and packages its adult programming networks.

      The 31% increase in revenue from our partially edited services is related to the continued growing acceptance by our consumer base for our partially edited services, TEN, TEN*Blue, TEN*Blox, and TEN*Clips. We view this as a positive development given the higher buy rates and higher retail rates associated with this editing standard. In anticipation of the increased acceptance for partially edited programming, we launched two new networks, TEN*Blue and TEN*Blox, in January 2003.

      The distribution of our four partially edited services increased to 41.6 million network households as of March 31, 2005 from 34.2 million network households as of March 31, 2004, representing an increase of 22%. Approximately half of this increased distribution during our 2005 fiscal year can be attributed to our newest distribution agreement with Cox Communications, Inc.

      At the same time that we are experiencing an increase in the distribution of our partially edited services, we are experiencing a decline in the distribution of our most edited service, Pleasure, by certain MSOs. Revenue from our Pleasure service declined 17% year-over-year as one of our largest customers transitioned from distributing primarily Pleasure in 2004 to primarily distributing our partially edited services in 2005. Additionally, during the 2006 fiscal year we anticipate the loss of additional Pleasure distribution as the largest cable MSO in the U.S. transitions its services from most edited to partially edited. However, this loss in distribution should be offset by this MSO adding one or more of our partially edited services.

VOD — Cable/Hotel Revenue 2004 to 2005

      The 24% increase in the Pay TV Group’s VOD revenue from 2004 to 2005 is attributable to the following:

• An increase in the number of households to which TEN*On Demand is available

      Distribution for TEN*On Demand increased to 18.3 million households as of March 31, 2005 from 11.5 million households as of March 31, 2004, representing an increase of 59%. Much of the increase in this distribution was attributable to the largest Cable MSO in the U.S. upgrading its affiliate systems to be VOD capable.

      During the current fiscal year, we were the exclusive provider of adult VOD content to this MSO’s platform. The editing standard for this content was our most edited, resulting in lower average revenues per subscriber. Beginning in the first quarter of our 2006 fiscal year, this Cable MSO will be transitioning its VOD content to partially edited. At the same time, we will begin to share the VOD platform with two competitors. It is too soon to determine the exact impact to our revenue as a result of the changes being implemented by this Cable MSO. We anticipate that any decline in revenue from additional competition will be more than offset by the increase in revenue generally associated with distributing partially edited content instead of most edited content. Additionally, during our 2006 fiscal year, we anticipate that our largest competitor will also be added to this platform. We do not know when this will occur during the year or what the impact to our revenues will be at that time.

      Until the third quarter of our current fiscal year, we were the exclusive provider of adult VOD content to the Time Warner affiliate systems. At that time, our largest competitor was added to the VOD platform. Although competition has been added to the platform, we do continue to retain the largest share of VOD content, providing over 100 hours of VOD content to the Time Warner systems. However, our revenue has declined 50% since competition was added to the platform. We do not anticipate any further declines in our revenue as a result of the additional competition.

      Revenue from our hotel VOD service provided to On Command declined 28% from 2004. This decline was a result of On Command adding content from our competitors during our 2005 fiscal year. We continue to provide over 50% of the content to this platform.

PPV — Cable/DBS Revenue 2003 to 2004

      The 11% increase in the Pay TV Group’s PPV revenues from 2003 to 2004 was attributable to the following items:

• A 10% increase in revenue generated by our three services on the DISH platform

• An 86% increase in Cable revenue from our partially edited services

      Revenue from our TEN, TEN*Clips and TEN*Xtsy networks on the DISH platform increased 10% year-over-year. This increase was due to an overall increase in PPV buys for each service while the number of monthly subscribers to each service increased 3%. We believe that the increases in buys and subscribers can be attributed to the increase in overall subscribers to the DISH platform.

      The 86% increase in Cable revenue from our partially edited services is related to the growing acceptance for our partially edited services, as discussed above. Our four partially edited services were distributed to 34.2 million network households as of March 31, 2004, as compared to 17.5 million network households as of March 31, 2003, representing a 95% increase.

VOD — Cable/Hotel Revenue 2003 to 2004

The increase in the Pay TV Group’s VOD revenues from 2003 to 2004 was attributable to the following items:

• An increase in the number of VOD households to which TEN*On Demand is available

• The addition of VOD revenue from the hospitality industry

      Revenue from our VOD service became a significant contributor to the Pay TV Group’s revenue mix during the 2004 fiscal year as cable operators aggressively upgraded their plants to deliver content in this manner to their customers. Our VOD content was available through our distribution arrangements with cable MSOs to 10.5 million cable network households as of March 31, 2004, up from 5.3 million households as of March 31, 2003, representing an increase of 98%.

      During the 2004 fiscal year, we also began delivering our VOD content to over 840,000 hotel rooms through our distribution arrangement with On Command. Through this agreement we deliver up to 23 titles on a monthly basis to On Command for use on their in-room entertainment platform, which they provide to the hospitality industry.

C-Band Revenue

      The year-over-year decreases in C-Band revenue are due to the continued decline of the C-Band market as consumers convert C-Band “big dish” analog satellite systems to smaller, 18-inch digital DBS satellite systems. The total C-Band market declined 38% from 2004 to 2005 and 29% from 2003 to 2004.

      Although the C-Band market has continued to decline, our C-Band revenue has declined at a slightly slower rate due to the fact that our only competitor on this platform went out of business during the 2004 fiscal year. Providing service to the C-Band market continues to be profitable for us, generating operating margins of approximately 51% during the 2005 fiscal year. We will continue to closely monitor this business and when margins erode to an unacceptable level we will discontinue providing our content on this platform. We anticipate that we will no longer be providing our networks on the C-Band platform by the end of the 2006 fiscal year. In an effort to minimize costs associated with this revenue stream, we discontinued selling TEN*BluePlus on the C-Band platform during the fourth quarter of our 2004 fiscal year.

Cost of Sales

      Cost of sales consists of expenses associated with our digital broadcast facility, satellite uplinking, satellite transponder leases, programming acquisition and conforming costs, VOD transport costs, amortization of content licenses, and C-Band call center costs.

      The 4% decrease in costs of sales from fiscal year 2004 to 2005 is due to a) a 40% decline in costs associated with our in-house call center; b) a 42% decrease in our C-Band transponder costs; c) a 28% decrease in our uplinking costs; and d) a 20% decrease in our programming and editing costs. These decreases were partially offset by a 65% increase in our VOD transport costs. Our call center costs decreased year-over-year due to staff layoffs necessitated by declining call volume as the C-Band market continues to erode. Our C-Band transponder costs have decreased year-over-year due to the termination of the transponder lease related to our TEN*BluePlus network, which we ceased broadcasting during the fourth quarter of our 2004 fiscal year, as well as to the renegotiation of our existing analog transponders during the fourth quarter of our 2005 fiscal year. We anticipate annual savings of $345,000 under the new pricing structure for our remaining two analog transponders.

      Our uplinking costs declined year-over-year due to the renegotiation of this contract with our current provider during the first quarter of our 2005 fiscal year. Our programming and editing costs have decreased year-over-year because we are no longer outsourcing these services to a third-party. Our own in-house programming and editing departments are able to perform these services at a much lower cost. VOD transport costs have increased year-over-year in line with the increase in our VOD distribution and the number of programming hours that we are providing to Cable MSOs. As of the beginning of our 2006 fiscal year we will be utilizing a new VOD transport provider to deliver our VOD content to the largest Cable operator in the U.S. We are anticipating annual savings of over $1 million once this change is fully implemented.

      The 10% increase in cost of sales from fiscal year 2003 to 2004 is due to a) a 20% increase in costs associated with our digital broadcast center and b) the addition of VOD transport costs during the 2004 fiscal year. The increase in costs related to our digital broadcast facility is due to the hiring of additional personnel to manage our growing VOD business. We also began paying transport costs to TVN for the services they provide in delivering our VOD content to Cable MSOs during the 2004 fiscal year. The increase in these costs was partially offset by a 22% decrease in C-Band call center costs and a 24% decrease in transponder costs from 2003 to 2004. The Pay TV Group successfully renegotiated the lease costs for its analog transponders during the fourth quarter of our 2003 fiscal year. In addition, during the fourth quarter of our 2004 fiscal year we discontinued one of our C-Band services allowing us to terminate the lease for one of our analog transponders.

Operating Income

      Operating income increased 26% from 2004 to 2005 primarily as a result of an increase in our gross margins. Gross margins increased to 66% from 61% year-over-year due to a 10% increase in revenue combined with a 4% decrease in cost of sales.

      Operating expenses as a percentage of revenue declined from 19% of revenue during our 2004 fiscal year to 18% of revenue during our 2005 fiscal year. Overall, operating expenses increased 3%. This 3% increase in operating expenses is a result of an increase in our brand promotion costs. During the 2005 fiscal year we incurred costs for several consumer outreach events to promote the TEN* brand and services. In addition, we incurred increased costs for a brand-marketing event at the major adult industry trade show held annually in January. The increase in our brand promotion costs was partially offset by a decline in marketing costs associated with our C-Band barker channel, which we discontinued using during the first quarter of our 2004 fiscal year. We anticipate that our operating costs will increase during the 2006 fiscal year as we intend to have a much larger presence at many of our major Cable and DBS trade shows due to the increased competitive pressures. In addition, we anticipate operating costs will increase in 2006 due to salary adjustments given to many of our staff in order to remain competitive in the market place.

      Operating income increased 132% from 2003 to 2004 largely as a result of a 37% increase in revenue year-over-year. Gross margins increased from 52% to 61% year-over-year and operating expenses declined 1% during the same period. Operating expenses as a percentage of revenue decreased to 19% for the 2004 fiscal year from 27% for the 2003 fiscal year.

      The 1% decrease in operating expenses from 2003 to 2004 is primarily related to a decrease in C-Band marketing costs during the 2004 fiscal year. At the end of the first quarter of our 2004 fiscal year, the Pay TV Group discontinued using its barker channel to market its C-Band services. The decrease in operating costs associated with the barker channel was offset by an increase in sales commissions and costs associated with the Pay TV Group’s in-house promotions department. Sales commissions increased during the 2004 fiscal year due to an increase in distribution for our PPV and VOD services. Costs associated with operating our in-house promotions department increased 17% during the 2004 fiscal year as we hired more personnel to produce and edit the promotional and branding elements of our PPV and VOD programming.

Internet Group

      The following table sets forth certain financial information for the Internet Group for the three years ended March 31:

	(In Millions) Twelve Months ended March 31			Percent Change
	2005	2004	2003	’05 vs’04	’04 vs’03
NET REVENUE
Net Membership	$2.4	$2.7	$5.3	(11%)	(49%)
Sale of Content	0.3	0.6	1.2	(50%)	(50%)
Sale of Traffic	—	—	1.3

TOTAL	$2.7	$3.3	$7.8	(18%)	(58%)

COST OF SALES	$1.2	$1.3	$4.2	(8%)	(69%)

GROSS PROFIT	$1.5	$2.0	$3.6	(25%)	(44%)

GROSS MARGIN	56%	61%	46%

OPERATING EXPENSES	$1.3	$1.7	$3.9	(24%)	(56%)

OPERATING INCOME (LOSS)	$0.2	$0.3	$(0.3)	(33%)	200%

Net Revenue

      The 11% decline in net membership revenue from 2004 to 2005 and the 49% decline in net membership revenue from 2003 to 2004 was a result of a decline in traffic to our web sites as we eliminated most of our traffic generating programs during the 2003 and 2004 fiscal years. We ceased actively purchasing traffic for our web sites during the fiscal year ended March 31, 2003. Instead, we depended primarily upon our adult domain names and the advertising of TEN.com on the Pay TV Group’s networks to generate type-in traffic for TEN.com. At the end of the 2003 fiscal year, we transferred 150 domain names to a third-party in settlement of a lawsuit. The loss of these URLs resulted in an expected decline in the volume of traffic to TEN.com during the 2004 fiscal year such that the number of new monthly sign-ups was not enough to offset the monthly cancellation rate.

      During the 2005 fiscal year we implemented new pricing and marketing strategies that helped to slow the decline in our membership revenue. During the year we increased our monthly membership to $29.95 from $19.95. In addition, we now offer a three-month membership for $74.95. This price increase applies only to new members joining our site. Accordingly, the price increase will initially have a minimal effect on our revenue as old members continue to be billed at the rate in effect at the time that they joined the site. In addition, we are investigating alternative pricing methodologies for our website, including pay-per-minute and pay-per-view. We believe that offering unique payment terms for our website content will increase revenues.

      The decrease in revenue from the sale of content during the past three fiscal years is a result of a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. In addition, we did not allocate any significant resources towards a sales effort for our content products during the 2004 and 2005 fiscal years. During the 2005 fiscal year we contracted with a third-party marketing company to sell our content products to the webmaster community. We terminated this relationship during the year because we were not experiencing any increases in the sale of our content products. We are currently investigating other ways to price our webmaster products, including selling content on a bandwidth usage basis rather than a flat, recurring monthly fee.

      Revenue from the sale of traffic was earned by forwarding exit traffic and traffic from selected vanity domains to affiliated webmaster marketing programs domestically, monetizing foreign traffic via international dialer companies, marketing affiliated webmaster sites through our double opt-in email list, and by directing traffic to our pay-per-click (“PPC”) search engine, www.sexfiles.com. Due to the decline in traffic volume to TEN.com, our sale of traffic revenue was completely eliminated during the 2004 fiscal year.

Cost of Sales

      Cost of sales consists of variable expenses associated with credit card fees, bandwidth costs, traffic acquisition costs (purchase of traffic), web site content costs and depreciation of assets. Cost of sales, as a percentage of revenue, was 44%, 39%, and 54% for the years ended March 31, 2005, 2004, and 2003, respectively.

      The 8% decrease in cost of sales from 2004 to 2005 is primarily related to a decline in depreciation expense and bandwidth costs. The decline in these costs was partially offset by an increase in content amortization and traffic acquisition costs. Depreciation costs have declined from 2004 as much of our equipment has reached the end of its depreciable life. Bandwidth costs have declined due to the continued renegotiation of these services with our vendors. Traffic acquisition costs have increased due to new marketing programs implemented during the 2005 fiscal year. These marketing programs pay webmasters a one-time fee of 40% - 67% of the first month’s membership revenue. The effect of these marketing programs has been to attract additional traffic to our site, resulting in a slight reduction in our churn rate. As a result of these new marketing programs, traffic acquisition costs increased from 0% of net membership revenue in 2004 to 7% of net membership revenue in 2005. Content amortization costs increased during 2005 because we are fully allocating the amortization of the Pleasure library to the Internet Group since this content is primarily utilized within the TEN.com website.

      The 69% decrease in cost of sales from 2003 to 2004 is related to a 67% decline in depreciation expense and bandwidth costs. These costs declined due to the data center restructuring completed during the 2003 fiscal year (See “Data Center Restructuring 2003” below) through which we wrote-off excess equipment, moved the data center to Boulder, Colorado, and negotiated more favorable bandwidth rates. In addition, we eliminated the costs associated with our pay-per-click search engine and email program at the end of 2003 fiscal year. Variable costs related to the processing of credit cards for membership revenue also declined from 2003 to 2004 in tandem with the decrease in this revenue stream.

Operating Income (Loss)

      The 33% decline in operating income from 2004 to 2005 is primarily due to the fact that our cost of sales and operating expenses declined by $0.5 million while our revenue declined by $0.6 million year-over-year. The 24% decline in operating expenses from 2004 to 2005 was primarily related to a decrease in legal, advertising, payroll, and property tax expenses. Legal expenses during 2005, which declined 34% from 2004, included a non-recurring $0.2 million charge for the settlement of a lawsuit during the year.

      We expect to incur additional costs during the 2006 fiscal year with respect to our entry into the wireless market. We anticipate operating costs related to the wireless market to be less than $0.5 million during the 2006 fiscal year. Costs will relate to product creation, consulting, sales and marketing.

      Operating income increased 200% from 2003 to 2004 primarily due to the fact that cost of sales and operating expenses declined by $5.0 million year-over-year while revenue for the same period declined by only $4.5 million. The 56% decline in operating expenses from 2003 to 2004 is related to decreases in payroll, benefits and other office expenses for all of our departments as a result of the final restructuring completed during the fourth quarter of the 2003 fiscal year (see “Internet Restructuring 2003” below). This restructuring resulted in a decrease in sales, marketing, data center, and web development personnel.

Restructuring (Expenses)/Recovery

	(In Millions) Twelve Months ended March 31
	2005	2004	2003
Asset impairment expense	$0.0	$0.0	$(1.4)
Restructuring (expense)/recovery	$0.6	$0.0	$(3.2)

Total Impairment and Restructuring	$0.6	$0.0	$(4.6)

Data Center Restructuring 2003

      During the fiscal year ended March 31, 2003, we adopted a restructuring plan to close the Internet Group’s in-house data center in Sherman Oaks, California and move its servers, bandwidth and content delivery functions to the same location as the Pay TV Group’s digital broadcast facility in Boulder, Colorado. Total restructuring charges of $3.1 million related to this plan were recorded during the year, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.4 million of rent expense related to the data center space in Sherman Oaks and $2.6 million related to the write off of excess equipment.

Internet Restructuring 2003

      During the fiscal year ended March 31, 2003, we adopted a final restructuring plan to eliminate 13 positions within our Internet Group. Total restructuring charges of $0.3 million were recorded, of which $10,000 related to the termination of thirteen positions and $0.2 million related to the write off of excess equipment and operating leases.

Asset Impairment

      We recognized impairment losses on certain domain names owned by our Internet Group of $1.4 million during the fiscal year ended March 31, 2003. Management identified certain conditions, including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to the Internet Group’s domain names, as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of our acquisition of the Internet Group. We revised our projections and determined that the projected results would not fully support the future amortization of the domain names associated with the Internet Group.

      In accordance with the Company’s policy, management assessed the recoverability of the domain names using a cash flow projection based on the remaining amortization period of two to four years. Based on this projection, the cumulative cash flow over the remaining amortization periods was insufficient to fully recover the intangible asset balance.

Restructuring Recovery

      During the fiscal year ended March 31, 2005, we reached a settlement with the landlord of the space used by our Internet Group in Sherman Oaks, California. The settlement required that we pay the landlord $375,000. We were subsequently released from any ongoing obligations for this space. As part of this transaction, we reversed the remaining rent restructuring reserve of $0.6 million into income.

Corporate Administration

      The following table sets forth certain financial information for Corporate Administration expenses for the three years ended March 31:

	(In Millions) Twelve Months ended March 31			Percent Change
	2005	2004	2003	’05 vs’04	’04 vs’03
Operating Expenses	$(5.8)	$(5.0)	$(7.2)	16%	(31)%

      Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Pay TV and Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation cost, and printing costs associated with the Company’s public filings.

      The 16% increase in corporate administration expenses from 2004 to 2005 is primarily due to a) an increase in outside accounting fees; b) an increase in listing fees; and c) an increase in payroll costs. These costs were partially offset by declines in consulting and legal fees. Outside accounting fees increased 84% from 2004 due to our efforts to comply with Section 404 of the Sarbanes-Oxley Act (“Section 404”). During the current fiscal year, we hired an outside consulting firm to assist us with documenting and testing our internal control over financial reporting as required by Section 404. In addition, our external audit fees increased as a result of the additional audit work required for Section 404. Listing fees increased from 2004 due to the payment of a one-time fee for our application to the NASDAQ National Market during the fiscal year ended March 31, 2005. Payroll costs increased from 2004 as a result of additional personnel hired by our accounting and legal departments as well as to an increase in executive bonuses. The decline in consulting expense is related to fees paid during 2004 to our former Chief Executive Officer and to a non-cash expense related to the extension of his stock options. Outside legal fees declined due to the addition of an in-house attorney who was able to internally manage many legal issues that we had outsourced in past years.

      The 31% decrease in corporate administration expenses from 2003 to 2004 is primarily due to an 81% decrease in legal fees. Legal fees decreased from 2003 due to the settlement of a lawsuit with three former officers of our Company during the last quarter of our 2003 fiscal year. In addition, we also saw a decrease in our postage, printing and public relation expenses. These expenses were 62% higher in the 2003 fiscal year due to the proxy fight that the Company was involved in during that year. Consulting costs also declined from 2003, as we were no longer using an outside corporate advisory firm. The decline in these costs was offset by an increase in our accounting and auditing costs and an increase in fees paid to our outside Board members for the 2004 fiscal year.

Deferred Taxes

      SFAS 109, “Accounting for Income Taxes” requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. The Company routinely evaluates its recorded deferred tax assets to determine whether it is still more likely than not that such deferred tax assets will be realized.

      During the year ended March 31, 2005, we recognized a net deferred tax asset of $377,000 related to our net operating loss carryforwards. In addition, we determined that it was more likely than not that $0.6 million of our net deferred tax assets would not be realized and, accordingly, we recorded a valuation allowance for this amount. The $0.6 million relates to potentially expiring net operating loss carryforwards.

      During the years ended March 31, 2004 and 2003, we determined that it is more likely than not that our deferred tax assets will not be realized and we, accordingly, recorded a valuation allowance against the net deferred tax assets of $6.7 million and $7.2 million, respectively.

      During the current year, the Company generated taxable income against which these tax attributes were applied, and accordingly, reversed a portion of the valuation allowance except as explained below.

      During the year ended March 31, 2004, options and warrants were exercised and certain disqualifying dispositions occurred resulting in deductions for tax purposes. Similar benefits were included in the Company’s net operating losses. These deductions resulted in a benefit of $4.0 million to Additional Paid in Capital during the current year.

Liquidity and Capital Resources
Cash Flows from Operating Activities and Investing Activities:

      Our statements of cash flows are summarized as follows (in millions):

	Year Ended March 31,
	2005	2004	2003
Net cash provided by operating activities	$15.0	$13.9	$0.0

Cash flows used in investing activities:
Purchases of equipment and furniture	(1.2)	(1.4)	(0.7)
Redemption of available-for-sale securities	8.9	0.0	0.0
Purchase of available-for-sale securities	(21.0)	(1.6)	0.0
Other	(0.3)	0.0	0.0

Net cash used in investing activities	$(13.6)	$(3.0)	$(0.7)

      The increase in cash provided by operating activities from 2004 to 2005 was primarily related to:

• Prepaid distribution rights related to licensing content declining to $2.3 million for the 2005 fiscal year from $2.9 million for the 2004 fiscal year.

• $4.0 million of tax benefits from the exercise of options and warrants during the 2005 fiscal year.

• An increase in net income from 2004

      The increase in cash provided by operating activities from 2003 to 2004 was primarily related to increased profits in 2004 versus 2003. The following items also significantly impacted cash flows from operations for 2004 versus 2003:

• Prepaid distribution rights related to the licensing of content declined to $2.9 million in 2004 from $4.2 million in 2003

• Other accrued liabilities increased by $1.1 million from 2003 to 2004

• Accounts receivable increased from $5.7 million in 2003 to $6.9 million in 2004

      The increase in cash used in investing activities from 2004 to 2005 was primarily related to the investment of our excess cash balances in certificates of deposits and fixed income debt instruments with limited maturities. In addition, our capital expenditures of $1.2 million were related to the final leasehold improvements made to our digital broadcast facility, the purchase of a new storage area network solution to allow for increased redundancy and efficient future storage expansion, and various servers, computers, editing and broadcasting equipment.

      Purchases of equipment and furniture accounted for the significant cash outlays for investing activities in each of the two years ended March 31, 2004 and 2003. Purchases of equipment and furniture during the 2004 fiscal year related primarily to purchases of broadcast equipment, including a new broadcast cluster to allow for increased redundancy of our digital broadcast center, purchases of encrypting equipment necessary for new cable launches, and leasehold improvements necessary to upgrade our digital broadcast facility. Purchases of equipment and furniture for the 2003 fiscal year related primarily to purchases of software licenses, minor equipment upgrades to the Pay TV Group’s digital broadcast facility and the purchase of encrypting equipment for new cable launches.

      Purchases of investments represented the next most significant investing activity during the 2004 fiscal year. These purchases related to certificates of deposits in which we invested during the year.

Financing Activities:

      Our cash flows provided by (used in) financing activities are as follows (in millions):

	Year Ended March 31,
	2005	2004	2003
Cash flows provided by (used in) financing activities:
Payments on capital lease obligations	$(0.4)	$(1.1)	$(1.7)
Decrease notes payable	(0.4)	(0.1)	(2.0)
Stock options/warrants exercised	2.7	6.3	0.2
Retirement of stock	0.0	(1.5)	0.0
Issuance of redeemable preferred stock	0.0	2.0	2.8
Redemption of redeemable preferred stock	0.0	(5.3)	0.0
Other	(0.2)	(0.2)	(0.2)

Net cash provided by (used in) financing activities:	$1.7	$0.1	$(0.9)

      During the 2005 fiscal year, we received $2.7 million from the exercise of stock options and warrants. This cash from financing activities was offset by the repayment of a $0.4 million secured note payable that was due to an unrelated third party. Our remaining debt is related to capital lease and other financing obligations. Interest expense is expected to remain immaterial during the 2006 fiscal year.

      During the 2003 fiscal year we issued 1.4 million shares of Class A Redeemable Preferred Stock at $2.00 per share. The proceeds from this offering were used to repay $2.0 million of the Company’s notes payable. An additional $1.0 million in debt was converted to 0.5 million shares of Class A Redeemable Preferred Stock. During the 2004 fiscal year, we issued 2.5 million shares of Class B Redeemable Preferred Stock at $0.81 per share. The proceeds from this offering were used to redeem $1.0 million of the Company’s Class A Redeemable Preferred Stock and to fund the purchase and subsequent retirement of 2,520,750 shares of New Frontier Media, Inc. common stock from Edward Bonn, a former officer of the Company.

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

      If we were to lose our major customers that account for 35%, 18%, and 11% of our revenue, our ability to finance our future operating requirements would be severely impaired.

      We currently have a $3.0 million line of credit available through a commercial banking relationship. This line of credit expires in June 2005, although we anticipate renewing it at that time. The interest rate applied to the line of credit is variable based on the current prime rate. The balance on the line of credit is currently $0 and we have not drawn down on it during our 2005 fiscal year. The line of credit, if utilized, would be secured by our Pay TV Group’s trade accounts receivable and it requires that we comply with certain financial covenants and ratios.

      We paid approximately $2.7 million in federal and state income taxes during the 2005 fiscal year. We anticipate that our effective tax rate will be 38% for our 2006 fiscal year and that we will pay more federal and state income taxes in 2006 due to the full utilization of our available net operating losses and deductions from the exercise of stock options and warrants during our 2005 fiscal year.

      In addition, we anticipate capital expenditures to be no more than $1.2 million during our 2006 fiscal year and that our content licensing expenditures will be no more than $3.0 million.

      We believe that existing cash and cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures that may be incurred can be financed through our cash flows from operations.

      The following is a summary of the Company’s contractual obligations for the periods indicated that existed as of March 31, 2005, and is based on information appearing in the Notes to the Consolidated Statements:

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Capital Lease Obligations	$154	$154	$—	$—	—
Operating Lease Obligations	8,089	3,071	2,097	1,187	1,734
Total	$8,243	$3,225	$2,097	$1,187	$1,734

      The above table does not include obligations for employment contracts that expire through March 31, 2007. The Company’s obligations under employment agreements total $1.2 million and $1.1 million for years ended March 31, 2006 and 2007, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”). This Statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance and is effective as of the beginning of the annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity, in an exchange for goods or services, incurs liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company has not yet determined what effect SFAS 123R will have on the Company’s consolidated results of operation or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Market Risk. The Company’s exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

      Interest Rate Risk. As of June 1, 2005, the Company had cash in checking and money market accounts, certificates of deposits, and fixed income debt securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company’s borrowings are at fixed interest rates, limiting the Company’s exposure to interest rate risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

      The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

      The report called for by Item 308(a) of Regulation S-K is incorporated herein by reference to Report of Management on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.

      The attestation report called for by Item 308(b) of Regulation S-K is incorporated by reference to Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, included in Part II, Item 8 of this report.

      There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by Item 10 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held on August 11, 2005, which will be filed within 120 days after the close of our fiscal year ended March 31, 2005, and is incorporated herein by reference, pursuant to General Instruction G(3). Please see “Executive Officers of the Registrant” in Part I of this form.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by Item 11 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held on August 11, 2005, which will be filed within 120 days after the close of our fiscal year ended March 31, 2005, and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held on August 11, 2005, which will be filed within 120 days after the close of our fiscal year ended March 31, 2005, and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held on August 11, 2005, which will be filed within 120 days after the close of our fiscal year ended March 31, 2005, and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by Item 14 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held on August 11, 2005, which will be filed within 120 days after the close of our fiscal year ended March 31, 2005, and is incorporated herein by reference, pursuant to General Instruction G(3).

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      The following documents are filed as part of this report:

      1) FINANCIAL STATEMENTS

The financial statements listed in the Table of Contents to Consolidated Financial Statements are filed as part of this report.

      2) FINANCIAL STATEMENT SCHEDULES — All schedules have been included in the Consolidated Financial Statements or Notes thereto.

      3) EXHIBITS

Exhibits Number	Description
3.01	—Articles of Incorporation of Company, with Amendment(1)
3.02	—First Amended ByLaws of Company(1)
4.01	—Form of Common Stock Certificate(1)
10.01	—Office Lease Agreement, dated August 12, 1998, for premises at 5435 Airport Boulevard, Boulder CO.(2)
10.02	—Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(4)
10.03	—Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(4)
10.04	—Amendment No. 1 to Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(4)
10.05	—Employment Agreement between New Frontier Media, Inc. and Karyn L. Miller(4)
10.06	—License Agreement between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc.(4)
10.07	—Employment Agreement between Ken Boenish and Colorado Satellite Broadcasting, Inc.(5)
10.08	—Amendment Number Two to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(5)
10.09	—Amendment Number 1 between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(6)
10.10	—Amendment Number 4 between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(9)

10.11	—Employment Agreement between Michael Weiner and New Frontier Media, Inc.(7)
10.12	—Separation and Consulting Agreement between Mark Kreloff and New Frontier Media, Inc.(7)
10.13	—Amendment to Employment Agreement between Michael Weiner and New Frontier Media, Inc.(8)
10.14	—Amendment to Employment Agreement between Ken Boenish and Colorado Satellite Broadcasting, Inc.(8)
10.15	—Amendment to Employment Agreement between Karyn Miller and New Frontier Media, Inc.(8)
10.16	—Office Lease Agreement dated April 11, 2001 between New Frontier Media, Inc. and Northview Properties, LLC(9)
10.17	—Lease Modification Agreement between New Frontier Media, Inc. and LakeCentre Plaza Limited, LLP dated July 2003(9)
10.18	—Catalog License Agreement between Pleasure Productions, Inc. and Colorado Satellite Broadcasting, Inc.(9)
10.19	—Telecommunications Services Agreement between WilTel Communications, LLC and Colorado Satellite Broadcasting, Inc.(10)
10.20	—Employment Agreement between Bill Mossa, VP of Affiliate Sales and Marketing, and TEN Sales, Inc.(11)
10.21	—January 11, 2005 Amendment to the Employment Agreement between New Frontier Media, Inc. and Michael Weiner dated February 17, 2003, as amended.(12)
10.22	—January 11, 2005 Amendment to the Employment Agreement between New Frontier Media, Inc. and Karyn Miller dated August 1, 2002, as amended.(12)
10.23	—January 11, 2005 Amendment to the Employment Agreement between TEN and Ken Boenish dated April 1, 2003, as amended.(12)
14.00	—Code of Ethics for New Frontier Media, Inc.’s Financial Management(7)
21.01	—Subsidiaries of the Company(7)
23.01	—Consent of Grant Thornton LLP(13)
31.01	—Certification by President Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)
31.02	—Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(13)
32.03	—Certification by President Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)
32.04	—Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(13)

1   Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-35337).

2   Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 1999.

3   Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2000.

4   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

5   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

6   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

7   Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2003.

8   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

9   Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2004.

10  Incorporated by reference to the Company Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2004.

11  Incorporated by reference to Form 8-K filed on September 10, 2004.

12  Incorporated by reference to Form 8-K filed on January 18, 2005.

13  Filed herewith.

SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, New Frontier Media has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FRONTIER MEDIA, INC.

Michael Weiner
Chief Executive Officer)

Name and Capacity	Date
/s/ MICHAEL WEINER	June 14, 2005
Name: Michael Weiner Title: Chief Executive Officer (Principal Executive Officer)
/s/ KARYN MILLER	June 14, 2005
Name: Karyn Miller Title: Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ MELISSA HUBBARD	June 14, 2005
Name: Melissa Hubbard Title: Director
/s/ ALAN ISAACMAN	June 14, 2005
Name: Alan Isaacman Title: Director
/s/ HIRAM WOO	June 14, 2005
Name: Hiram Woo Title: Director
/s/ DAVID NICHOLAS	June 14, 2005
Name: David Nicholas Title: Director
/s/ SKENDER FANI	June 14, 2005
Name: Skender Fani Title: Director

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
   New Frontier Media Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Frontier Media Inc. and Subsidiaries (the “Company”) as of March 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Frontier Media Inc. and Subsidiaries as of March 31, 2005 and 2004 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II — Valuation and Qualifying Accounts is presented for the purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. For each of the three years in the period ended March 31, 2005, this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of New Frontier Media Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 20, 2005 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
May 20, 2005

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in 000s)
ASSETS

	March 31,
	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$18,403	$15,352
Marketable securities	9,075	1,478
Accounts receivable, net of allowance for doubtful accounts of $24 and $68, respectively	8,034	6,872
Prepaid expenses	529	497
Deferred tax asset	382	—
Income taxes receivable	157	—
Other	564	236

TOTAL CURRENT ASSETS	37,144	24,435

EQUIPMENT AND FURNITURE, net	3,435	3,727

OTHER ASSETS:
Prepaid distribution rights, net	9,721	11,627
Marketable securities	4,547	100
Goodwill	3,743	3,743
Other identifiable intangible assets, net	101	356
Other	837	774

TOTAL OTHER ASSETS	18,949	16,600

TOTAL ASSETS	$59,528	$44,762

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)
(in 000s except per share data)
LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,
	2005	2004
CURRENT LIABILITIES:
Accounts payable	$1,868	$1,767
Current portion of obligations under capital lease	154	356
Deferred revenue	484	1,304
Current portion of notes payable	275	653
Accrued restructuring expense	91	1,026
Accrued compensation	1,263	952
Accrued transport fees	647	562
Accrued legal and accounting fees	662	329
Accrued liabilities	413	368

TOTAL CURRENT LIABILITIES	5,857	7,317

LONG-TERM LIABILITIES:
Obligations under capital leases, net of current portion	—	154
Notes payable, net of current portion	—	275
Deferred tax liability	5	—

TOTAL LONG-TERM LIABILITIES	5	429

TOTAL LIABILITIES	5,862	7,746

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, $.0001 par value, 50,000,000 shares authorized, 22,574,854 and 22,386,008 shares issued and outstanding, at March 31, 2005 and 2004 respectively	2	2
Preferred stock, $.10 par value, 5,000,000 shares authorized:
Class A, no shares issued and outstanding	—	—
Class B, no shares issued and outstanding	—	—
Additional paid-in capital	55,173	49,590
Accumulated deficit	(1,454)	(12,576)
Accumulated other comprehensive loss	(55)	—

TOTAL SHAREHOLDERS’ EQUITY	53,666	37,016

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$59,528	$44,762

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s except per share data)

	Year Ended March 31,
	2005	2004	2003
NET SALES	$46,277	$42,878	$36,747
COST OF SALES	16,047	16,696	18,197

GROSS MARGIN	30,230	26,182	18,550

OPERATING EXPENSES:
Sales and marketing	4,862	4,653	6,135
General and administrative	10,097	9,813	12,837
Impairment expense	—	—	1,341
Restructuring expense/(recovery)	(546)	—	3,230

TOTAL OPERATING EXPENSES	14,413	14,466	23,543

OPERATING INCOME (LOSS)	15,817	11,716	(4,993)

OTHER INCOME (EXPENSE):
Interest income	403	50	62
Interest expense	(104)	(1,157)	(1,633)
Other	47	311	(60)

TOTAL OTHER INCOME (EXPENSE)	346	(796)	(1,631)

INCOME (LOSS) BEFORE PROVISION FOR
INCOME TAXES	16,163	10,920	(6,624)
Provision for income taxes	(5,041)	(7)	(5,271)

NET INCOME (LOSS)	$11,122	$10,913	$(11,895)

Basic income (loss) per share	$0.50	$0.53	$(0.56)

Diluted income (loss) per share	$0.48	$0.50	$(0.56)

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in 000’s)

	Year Ended March 31,
	2005	2004	2003
Net income (loss)	$11,122	$10,913	$(11,895)
Other comprehensive loss
Unrealized loss on available-for-sale marketable securities, net of income tax benefit of $25	(55)	—	—

Total comprehensive income (loss)	$11,067	$10,913	$(11,895)

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in 000s except share data)

	Common Stock $.0001 Par Value
	Shares	Amounts	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
BALANCES, March 31, 2002	21,246,916	2	45,626	(11,594)	(106)	33,928
Exercise of stock options/warrants	75,900	—	111			111
Permanent impairment to investment					106	106
Issuance of warrants for consulting		—	72			72
Legal settlement		—	134			134
Net loss				(11,895)		(11,895)

BALANCES, March 31, 2003	21,322,816	2	45,943	(23,489)	—	22,456
Exercise of stock options/warrants	2,391,414		6,239			6,239
Cashless exercise of warrants	675,347		—			—
Legal settlement	60,000		45			45
Retirement of stock	(2,520,750)		(1,500)			(1,500)
Cancellation of warrants associated with license agreement			(1,152)			(1,152)
Repurchase of shares for URLs			(558)			(558)
Stock issued in connection with financing	500,000		410			410
Other	(42,819)		163			163
Net income				10,913		10,913

BALANCES, March 31, 2004	22,386,008	$2	$49,590	$(12,576)	$—	$37,016

Exercise of stock options/warrants	1,104,023		2,685			2,685
Cashless exercise of warrants	14,073		—			—
Retirement of stock—See Note # 11	(929,250)		—			—
Tax provision for capital transactions			(1,122)			(1,122)
Tax benefit for stock option/warrant exercise			4,020			4,020
Unrealized losses on available-for-sale securities					(55)	(55)
Net income				11,122		11,122

BALANCES, March 31, 2005	22,574,854	$2	$55,173	$(1,454)	$(55)	$53,666

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s)

	Year Ended March 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,122	$10,913	$(11,895)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Conversion of interest to common stock	—	—	115
Stock/warrants issued for services, interest and legal settlement	—	597	490
Amortization of deferred debt offering costs	—	173	305
Depreciation and amortization	5,836	5,976	7,479
Asset impairment related to restructuring charge	—	—	2,676
Asset impairment	—	—	1,341
Deferred income taxes	—	—	5,251
Tax benefit from option/warrant exercise	4,020	—	—
Tax provision for capital transaction	(1,122)	—	—
Other	—	129	10
Write-off of marketable securities — available for sale	—	—	118
(Increase) Decrease in operating assets
Accounts receivable	(1,161)	(1,192)	(1,427)
Receivables and prepaid expenses	(535)	158	252
Prepaid distribution rights	(2,287)	(2,945)	(4,177)
Deferred tax asset	(357)	—	—
Other assets	283	455	689
Increase (Decrease) in operating liabilities
Accounts payable	170	(213)	436
Deferred revenue, net	(820)	(919)	(696)
Deferred tax liability	5	—	—
Accrued restructuring cost	(935)	(279)	(438)
Other accrued liabilities	773	1,042	(476)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,992	13,895	53

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments available-for-sale	(21,018)	(1,578)	—
Redemption of investments available-for-sale	8,893	—	—
Purchase of equipment and furniture	(1,164)	(1,367)	(667)
Other	(328)	—	—

NET CASH USED IN INVESTING ACTIVITIES	(13,617)	(2,945)	(667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(356)	(1,125)	(1,696)
Decrease in notes payable	(400)	(100)	(2,000)
Proceeds from stock options and warrant exercises	2,685	6,258	245
Retirement of stock	—	(1,500)	—
Redemption of redeemable preferred stock	—	(5,250)	—
Issuance of redeemable preferred stock	—	2,000	2,750
Increase in debt offering cost	—	—	(225)
(Decrease)/increase in other financing obligations	(253)	(145)	6

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,676	138	(920)

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in 000s)

	Year Ended March 31,
	2005	2004	2003
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$3,051	$11,088	$(1,534)
CASH AND CASH EQUIVALENTS, beginning of year	15,352	4,264	5,798

CASH AND CASH EQUIVALENTS, end of year	$18,403	$15,352	$4,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$115	$1,280	$949

Income taxes paid	$2,656	$7	$20

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of equipment via capital lease obligation	—	$135	$537

Warrants issued for equity raising	—	$—	$(196)

Warrants issued for debt raising	—	$—	$(187)

Conversion of notes payable to Class A Redeemable Preferred Stock	—	$—	$1,000

Conversion of Class B Redeemable Preferred Stock to notes payable	—	$500	$—

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

New Frontier Media, Inc. is a publicly traded holding company for its operating subsidiaries.

Colorado Satellite Broadcasting, Inc. (“CSB”), d/b/a The Erotic Networks (“TEN”), is a leading provider of adult programming to multi-channel television providers and low-powered direct-to-home households. Through its VOD service and its networks — Pleasure, TEN, TEN*Clips, TEN*Xtsy, TEN*Blue, TEN*Blox, and TEN*Max — TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult consumers. Ten Sales, Inc., formed in April 2003, is responsible for selling TEN’s services.

Interactive Gallery (“IGI”), a division of New Frontier Media, aggregates and resells adult content over the Internet. IGI sells content to monthly subscribers through its broadband site, www.TEN.com, partners with third-party gatekeepers for the distribution of www.TEN.com, and wholesales pre-packaged content to various webmasters.

The majority of the Company’s sales are derived from the United States. International sales were approximately $222,000, $403,000 and $1,022,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid instruments with original maturities of less than 90 days. The Company maintains cash deposits with major banks which exceed federally insured limits. At March 31, 2005, the Company exceeded

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the federally insured limits by approximately $18,365,000. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Marketable Securities

For the year ended March 31, 2005, short and long-term marketable securities are classified as ‘available-for-sale’ securities and are stated at fair market value. Marketable securities consist of certificates of deposits and debt securities with varying maturity lengths. These are recorded at fair value on the Consolidated Balance Sheet.

For year ended March 31, 2004, short and long-term marketable securities are classified as “held-to-maturity” securities and are stated at cost. Marketable securities consist of certificates of deposits with varying maturity lengths and approximates fair market value. These are recorded at fair value on the Consolidated Balance Sheet.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, investments, accounts payable, accrued expenses and other liabilities approximate their carrying value due to their short maturities. The fair value of obligations under capital leases approximate the carrying value and is estimated based on the current interest rates offered to the Company for debt of similar maturity.

Accounts Receivable

The majority of the Company’s accounts receivable are due from customers in the cable and satellite industries. Credit is extended based on an evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the cable and satellite industries as a whole.

Prepaid Distribution Rights

The Company’s Pay TV and Internet Group’s film and content libraries consist of newly produced and historical film licensing agreements. The Company accounts for the licenses in accordance with Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 63 Financial Accounting by Broadcasters. Accordingly, the Company capitalizes the costs associated with the licenses and certain editing costs and amortizes these costs on a straight-line basis over the life of the licensing agreement (generally 5 years). Pursuant to the SFAS No. 63, the costs associated with the license agreements should be amortized in a manner that is consistent with expected revenues to be derived from such films. Management has determined that it is appropriate to amortize these costs on a straight-line basis under the assertion that each usage of the film is expected to generate similar revenues. The Company regularly reviews and evaluates the appropriateness of amortizing film costs on a straight-line basis and assesses if an accelerated method would more appropriately reflect the revenue generation of the content. Through its analysis, management has concluded that the current policy of recognizing the costs incurred to license the film library on a straight-line basis most accurately reflects the estimated revenue to be generated by each film.

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

The estimated useful lives of the assets are as follows:

Furniture and fixtures	3 to 5 years
Computers, equipment and servers	2 to 5 years

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair market value of net assets acquired. Goodwill recorded in connection with an acquisition had been amortized using the straight-line method over the estimated useful life of 10 years through March 31, 2002. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” at the beginning of 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized but instead be tested for impairment annually.

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

Income (Loss) Per Common Share

Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of outstanding warrants and stock options using the “treasury stock” method.

Revenue Recognition

The Pay TV Group’s Cable/DBS revenues are recognized based on pay-per-view buys and monthly subscriber counts reported each month by its cable and DBS affiliates. The cable/DBS affiliates do not report actual monthly sales for each of their systems to the Pay TV Group until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates based on the Pay TV Group’s historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt by the Pay TV Group. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

Revenue from sales of C-Band network subscriptions, ranging from one to three months, is recognized monthly on a straight line basis over the term of the subscription.

Revenue from hotel VOD is recognized on a monthly basis based on buy counts reported each month by a third party provider.The third party provider does not report actual monthly sales for its hotels until approximately 30 days after the month of service. This practice requires management to make monthly revenue estimates based on the third party provider’s historical experience. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

Revenue from internet membership fees is recognized over the life of the membership, which ranges from one to three months. The Company provides an allowance for refunds based on expected membership cancellations, credits and chargebacks. Processing fees related to membership revenue are recorded in the period the related revenue is recognized.

Revenue from advertising of products on the Company’s PPV networks is recognized in the month the product is sold as reported by the Company’s third party partners. Revenue from spot advertising is recognized in the month the spot is run on the Pay TV Group’s networks.

Advertising Costs

The Company expenses advertising costs, which includes tradeshow related expenses, as incurred. Advertising costs for the years ended March 31, 2005, 2004 and 2003 were approximately $610,000, $875,000, and $1,573,000, respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Stock-Based Compensation

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related interpretations in accounting for its plans and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company’s stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company’s common stock at the date of the grant. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of operations for its stock-based compensation plans.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation” and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2005, 2004 and 2003, respectively: risk free interest rates of 3.73%, 4.62% and 5.93%, respectively; dividend yields of 0%; expected lives of 2 years, 5 years and 10 years, respectively; and expected volatility of 95%.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income (loss), and net income (loss) per common share had compensation costs for the Company’s stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the years ended March 31, 2005, 2004 and 2003 is as follows (in thousands, except share data):

	Year Ended March 31,
	2005	2004	2003
Net income (loss)
As reported	$11,122	$10,913	$(11,895)
Deduct:
Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of tax	(413)	(877)	(937)

Pro forma	$10,709	$10,036	$(12,832)

Basic earnings (loss) per common share
As reported	$0.50	$0.53	$(0.56)
Pro forma	$0.48	$0.49	$(0.60)
Diluted earnings (loss) per common share
As reported	$0.48	$0.50	$(0.56)
Pro Forma	$0.46	$0.46	$(0.60)

Comprehensive Income

The Company utilizes SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

In December 2004, the SFAS issued No. 123R, “Accounting for Stock-Based Compensation” . This Statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. This Statement addresses the acounting for transactions in which an entity exchanges its equity intruments for goods or services. It also addresses transactions in which an entity, in an exchange for goods or services, incurs liabilitites that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company will adopt SFAS 123R as of April 1, 2006. The Company has not yet determined what effect SFAS 123R will have on the Company’s consolidated results of operation or financial position.

NOTE 2 — INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share are as follows (in thousands):

	Year Ended March 31,
	2005	2004	2003
Net income (loss)	$11,122	$10,913	$(11,895)

Average outstanding shares of common stock	22,265	20,522	21,319
Dilutive effect of Warrants/Employee Stock Options	802	1,370	—

Common stock and common stock equivalents	23,067	21,892	21,319

Basic income (loss) per share	$0.50	$0.53	$(0.56)

Diluted income (loss) per share	$0.48	$0.50	$(0.56)

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares and/or because the Company reported a net loss during the period were approximately 0, 485,750 and 7,054,000 for the years ended March 31, 2005, 2004 and 2003, respectively. Inclusion of these options and warrants would be antidilutive.

NOTE 3 — EQUIPMENT AND FURNITURE

Equipment and furniture at March 31, consisted of the following (in thousands):

	2005	2004
Furniture and fixtures	$955	$964
Computers, equipment and servers	7,547	7,922
Leasehold improvements	1,630	1,467

Equipment and furniture, at cost	10,132	10,353
Less accumulated depreciation	(6,697)	(6,626)

EQUIPMENT AND FURNITURE, NET	$3,435	$3,727

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense was approximately $1,456,000, $1,731,000 and $2,706,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

NOTE 4 — NOTE RECEIVABLE

During the quarter ended December 31, 2004, the Company entered into a note receivable with an unrelated third party who was a former employee and board member. The note for $400,000 bore interest at 8%. The note and related interest were paid in full in March 2005.

NOTE 5 — FINANCIAL ARRANGEMENTS

During the quarter ended June 30, 2004, the Company obtained a $3 million line of credit from an outside financial institution. The Company paid approximately $22,000 for this line of credit and expensed $18,000 in commitment fees during the year ended March 31, 2005. The line of credit expires in June 2005 and is secured by the Pay TV Group’s trade accounts receivable. The interest rate applied on the line of credit is variable based on the current prime rate. The line of credit requires that the Company maintain certain restrictive financial covenants and ratios. The Company did not draw down on the line of credit during the fiscal year ended March 31, 2005.

NOTE 6 — MARKETABLE SECURITIES

Marketable securities are required to be categorized as either trading, available-for-sale or held-to-maturity. On March 31, 2005, the Company had no trading or held-to-maturity securities. Debt securities categorized as available-for-sale as of March 31, 2005 are reported at fair value as follows (in 000s):

		Gross Unrealized
	Gross Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$2,269	$—	$(11)	$2,258
Mortgage-backed securities	6,746	—	(28)	6,718
Corporate debt securities	2,445	—	(27)	2,418
Debt securities issued by the US Treasury	2,242	—	(14)	2,228

Total available-for-sale securities	$13,702	$—	$(80)	$13,622

The contractual maturities of these marketable securities as of March 31, 2005, were as follows (in 000s):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2006	$9,113	$9,075
2007	3,618	3,590
2008	971	957

Total available-for-sale securities	$13,702	$13,622

During the year ended March 31, 2005, the Company transferred the securities of approximately $1,578,000 under held-to-maturity as of March 31, 2004, to available-for-sale due to the Company’s change in investment strategy.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 31, 2004, the Company had no trading or available-for-sale securities. Debt securities categorized as held-to-maturity as of March 31, 2004 are reported at fair value as follows (in 000s):

Fair Value
Held-to-maturity securities Certificates of deposits	$1,578

The contractual maturities of these marketable securities as of March 31, 2004, were as follows (in 000s):

Year Ended March 31,	Fair Value
2005	$1,478
2006	100

Total held-to-maturity securities	$1,578

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

On April 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill and intangible assets with indefinite lives are no longer being amortized, but are tested for impairment using the guidance for measuring impairment set forth in this statement.

In addition to the initial impairment test completed during the first quarter of fiscal year 2003, the Company performed annual impairment tests during the fourth quarter of fiscal years 2005 and 2004, and concluded for both fiscal years that the fair value of the Company’s reporting unit exceeded its carrying value and no impairment charge was required.

	March 31,
	2005	2004
Goodwill	$6,361	$6,361
Accumulated amortization	(2,618)	(2,618)

Goodwill, net	$3,743	$3,743

Other Intangible Assets

The components of prepaid distribution rights are as follows (in 000s):

	March 31,
	2005	2004
Prepaid Distribution Rights
Gross Carrying Amount	$25,812	$24,597
Accumulated Amortization	(16,091)	(12,970)

Net Carrying Amount	9,721	$11,627

Amortization expense for prepaid distribution rights for March 31, 2005, 2004 and 2003 was approximately $4,125,000, $4,031,000, and $4,017,000, repsectively.

Amortization expense for prepaid distribution rights in each of the next five years is estimated to be approximately $3,457,000, $2,332,000, $1,466,000, $867,000 and $327,000, based on balances as of March 31, 2005. The average weighted life of prepaid distribution rights is approximately 5 years at inception.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of other identifiable intangible assets are as follows (in 000s):

	Domain Names March 31,		Other Intangible Assets March 31,
	2005	2004	2005	2004
Amortized Intangible Assets
Gross Carrying Amount	$52	$52	$775	$775
Accumulated Amortization	(52)	(49)	(674)	(422)

Net Carrying Amount	$—	$3	$101	$353

Amortization expense for intangible assets subject to amortization for March 31, 2005, 2004 and 2003 was approximately $255,000, $208,000 and $805,000 respectively.

Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be approximately $85,000 and $2,000 thereafter, respectively. The average weighted life of domain names and other intangible assets is approximately 4 years at inception.

Asset Impairment Charges

During the year ended March 31, 2003, the Company recognized impairment losses on certain domain names of approximately $1,341,000 in connection with the Internet Group. Management identified certain conditions including a declining gross margin due to the availability of free adult content on the Internet and decreased traffic to certain of the Company’s domain names as indicators of asset impairment. These conditions led to operating results and forecasted future results that were substantially less than had been anticipated at the time of the Company’s acquisition of its Internet segment. The Company revised its projections and determined that the projected results would not fully support the future amortization of the domain names associated with its Internet segment. In accordance with the Company’s policy, management assessed the recoverability of the domain names using a cash flow projection based on the remaining amortization period of two to four years. Based on this projection, the undiscounted sum of the estimated cash flow over the remaining amortization periods was insufficient to fully recover the intangible asset balance.

NOTE 8 — NOTES PAYABLE

Notes payable at March 31 consisted of the following (in thousands):

	2005	2004
Secured note payable bearing interest at 7.5% per annum. The principal is payable in cash on May 29, 2004. This note is secured by 930,000 shares of the company’s common stock. Interest is payable in cash on a quarterly basis, in arrears, commencing July 10, 2003	$—	$400
Unsecured note payable bearing interest at an imputed rate of 7.5% per annum. The principal is payable in cash. The final monthly installment is payable in December 2005.	275	528

Total notes payable	275	928
Less portion of notes payable due within one year	(275)	(653)

Long-term notes payable	$—	$275

During the quarter ended December 31, 2003, the Company converted $500,000 of its Class B Redeemable Preferred Stock into a note payable with an unrelated third party. The loan matures in

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 2004 and bears interest at 5% per annum payable on a quarterly basis. This loan was paid in full during the quarter ended March 31, 2004.

NOTE 9 — INCOME TAXES

The components of the income tax provision for the years ended March 31 were as follows (in 000s):

	2005	2004	2003
Current
Federal	$4,534	$—	$—
State	859	7	20

Total Current	$5,393	7	20

Deferred
Federal	(252)	—	5,251
State	(100)	—	—

Total Deferred	$(352)	—	5,251

Total	$5,041	$7	$5,271

The Company utilized approximately $4.2 million of federal net operating losses during the current year.

A reconciliation of the expected income tax computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended March 31:

	2005	2004	2003
Income tax computed at federal statutory tax rate	34%	34%	(34.0)%
State taxes, net of federal benefit	3.1	..06	..1
Change in valuation allowance	(5.89)	(36.87)	108.86
Non-deductible items	..49	2.87	4.1
Other	(.51)	—	..51

Total	31.19%	..06%	79.57%

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax liabilities and assets as of March 31 are as follows (in 000s):

	2005	2004	2003
Deferred tax liabilities:
Depreciation	$(504)	$(1,102)	$(938)
Change in accounting method	—	—	(32)

Total deferred tax liabilities	(504)	(1,102)	(970)

Deferred tax assets:
Net operating loss carryforward	1,068	6,334	4,591
Deferred revenue	180	483	823
Accrued restructuring reserve	34	380	483
Impairment of long lived assets	—	—	1,002
Loss on write-off of stock	—	—	232
Allowance for doubtful accounts and reserve for sales returns	18	25	61
Goodwill	27	113	371
Capital loss carryforward	—	221	157
Other	163	199	461

Total deferred tax assets	1,490	7,755	8,181

Total deferred tax assets and liabilities	986	6,653	7,211
Valuation allowance for deferred tax assets and liabilities	(609)	(6,653)	(7,211)

Net Deferred Tax Asset	$377	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The Company has deferred tax assets that have arisen primarily as a result of operating losses incurred and other temporary differences between book and tax accounting. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets.

During the year ended March 31, 2005, the Company recognized a net deferred tax asset of $377,000 related primarily to its net operating loss carryforwards. In addition, the Company determined that it is more likely than not that $609,000 of its net deferred tax assets will not be realized and, accordingly, recorded a valuation allowance for this amount. The $609,000 relates to potentially expiring net operating loss carryforwards.

The Company has net operating loss carryforwards of approximately $2.9 million for Federal Income Tax purposes, which expire through 2019. For tax purposes there is an annual limitation of approximately $208,000 for the remaining 14 years on all of the Company’s net operating losses under Internal Revenue Code Section 382.

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

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended March 31, 2004 and 2003, the Company had determined that it is more likely than not that its deferred tax assets will not be realized and, accordingly, recorded a valuation allowance against the net deferred tax assets of $6.7 million and $7.2 million, respectively.

During the current year, the Company generated taxable income against which these tax attributes were applied, and accordingly, reversed a portion of the valuation allowance except as explained below.

During the year ended March 31, 2004, options and warrants were exercised and certain disqualifying dispositions occurred resulting in deductions for tax purposes. Similar benefits were included in the Company’s net operating losses. These deductions resulted in a benefit of $4.0 million to Additional Paid in Capital during the current year.

NOTE 10 — REDEEMABLE PREFERRED STOCK

During the quarter ended June 30, 2003, the Company issued 2.5 million shares of Class B Redeemable Preferred Stock (“Class B”) at $0.81 per share. The proceeds from this offering of $2,000,000 were used to redeem $1.0 million of the Company’s Class A Redeemable Preferred Stock and to fund the purchase and subsequent retirement of 2,520,750 shares of New Frontier Media, Inc. common stock as part of a legal settlement (see Litigation Note). The Class B paid dividends at 10% per year on a quarterly basis.

As of March 31, 2004, all Class A Redeemable Preferred Stock and all Class B Redeemable Preferred Stock were fully redeemed.

NOTE 11 — STOCK RETIREMENT

During the quarter ended June 30, 2004, the Company cancelled 929,250 shares of its common stock. The Company had acquired these shares in exchange for certain domain names exchanged by IGI as part of a legal settlement with a former officer in April 2003. Subsequent to the exchange, the shares were held by IGI and were used as collateral for a note payable. The Company eliminated the value of these shares against additional-paid-in-capital as part of its year-end consolidation process. See “Repurchase of shares for URLs” on the Company’s Consolidated Statement of Changes in Shareholders’ Equity for the year ended March 31, 2004. Because these shares were still legally outstanding as of March 31, 2004, this elimination had no effect on the number of outstanding shares at year end.

The note payable was repaid by the Company during the quarter ended June 30, 2004, and the Company cancelled the shares at that time. See “Retirement of Stock” on the Company’s Consolidated Statement of Changes in Shareholders’ Equity for the year ended March 31, 2005.

NOTE 12 — SEGMENT INFORMATION

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

The Company has the following two reportable segments:

• Pay TV Group — distributes branded adult entertainment programming networks and VOD content through electronic distribution platforms including cable television, C-Band, and Direct Broadcast Satellite (“DBS”)

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

• Internet Group — aggregates and resells adult content via the Internet. The Internet Group sells content to monthly subscribers through its broadband site, www.TEN.com, partners with third-party gatekeepers for the distribution of www.TEN.com and wholesales pre-packaged content to various web masters.

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

	Year Ended March 31,
	2005	2004	2003
Net Sales
Pay TV	$43,514	$39,594	$28,870
Internet Group	2,763	3,284	7,877
Corporate Administration	—	—	—

Total	$46,277	$42,878	$36,747

Segment Profit (Loss)
Pay TV	$20,792	$16,417	$6,951
Internet Group	796	204	(5,082)
Corporate Administration	(5,425)	(5,701)	(8,493)

Total	$16,163	$10,920	$(6,624)

Interest Income
Pay TV	$—	$—	$—
Internet Group	—	3	1
Corporate Administration	403	47	61

Total	$403	$50	$62

Interest Expense
Pay TV	75	$138	$140
Internet Group	12	183	296
Corporate Administration	17	836	1,197

Total	$104	$1,157	$1,633

Depreciation and Amortization
Pay TV	$5,502	$5,610	$5,853
Internet Group	328	351	1,613
Corporate Administration	6	15	13

Total	$5,836	$5,976	$7,479

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2005	2004
Identifiable Assets
Pay TV	$56,554	$36,232
Internet Group	14,541	2,790
Corporate Administration	35,670	20,008
Eliminations	(47,237)	(14,268)

Total	$59,528	$44,762

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

NOTE 13 — STOCK OPTIONS AND WARRANTS

Stock Option Plans

The Company has adopted, and shareholders have approved, four stock option plans: the 1998 Incentive Stock Option Plan, the 1999 Incentive Stock Option Plan, the Millennium Incentive Stock Option Plan and the 2001 Incentive Stock Option Plan (collectively referred to as the “ISO Plans”).

Under the ISO Plans options may be granted by the Compensation Committee to officers, employees, and directors. Options granted under the ISO Plans may either be incentive stock options or non-qualified stock options. Incentive stock options are transferable only upon death. The maximum number of shares of common stock subject to options of any combination that may be granted during any 12-consecutive-month period to any one individual is limited to 250,000 shares. Incentive stock options may only be issued to employees of the Company or subsidiaries of the Company. The exercise price of the options is determined by the Compensation Committee, but in the case of incentive stock options, the exercise price may not be less than 100% of the fair market value on the date of grant.

No incentive stock option may be granted to any person who owns more than 10% (“10% Shareholders”) of the total combined voting power of all classes of the Company’s stock unless the exercise price is at least equal to 110% of the fair market value on the date of grant. No incentive stock options may be granted to an optionee if the aggregate fair market value of the stock with respect to which incentive stock options are exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000. Options may be granted under each ISO Plan for terms of up to 10 years, except for incentive stock options granted to 10% Shareholders, which are limited to five-year terms.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate number of shares that may be issued under each plan is as follows:

1998 Incentive Stock Plan	750,000
1999 Incentive Stock Plan	1,500,000
Millennium Incentive Stock Plan	2,500,000
2001 Incentive Stock Plan	500,000

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

Consultant Stock Plans

The Company adopted two Consultant Stock Plans: the 1999 Consultant Stock Plan and the Millennium Consultant Stock Plan (the “Consultant Stock Plans”).

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

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary Information

The following table describes certain information related to the Company’s compensatory stock option and warrant activity for the years ending March 31, 2005, 2004, and 2003:

	Stock Options	Warrants	Total	Exercise Price Range	Weighted- Average Exercise Price	Approximate Weighted- Average Fair Value of Options Granted
Balance at March 31, 2002	4,168,971	4,965,450	9,134,421	$1.00-10.25	$3.15
Granted	540,000	50,000	590,000	$2.00- 3.00	$2.20	$1.05
Exercised	(75,900)	—	(75,900)	$1.00- 2.00	$1.46
Expired/Forfeited	(1,072,115)	(1,033,142)	(2,105,257)	$1.00-10.00	$3.77

Balance at March 31, 2003	3,560,956	3,982,308	7,543,264	$1.00-10.25	$3.20
Granted	250,000	350,000	600,000	$1.00- 4.67	$2.43	$2.10
Exercised	(968,606)	(2,098,155)	(3,066,761)	$1.00- 6.90	$2.75
Expired/Forfeited	(446,800)	(1,316,153)	(1,762,953)	$1.00- 7.13	$2.73

Balance at March 31, 2004	2,395,550	918,000	3,313,550	$1.00-10.25	$3.64
Granted	485,000	—	485,000	$6.82-8.62	$8.10	$3.12
Exercised	(894,023)	(224,073)	(1,118,096)	$1.00-8.50	$2.49
Expired/Forfeited	(105,250)	(535,927)	(641,177)	$2.00-10.25	$7.02

Balance at March 31, 2005	1,881,277	158,000	2,039,277	$1.00-8.62	$4.28

Number of options and warrants exercisable at March 31, 2004	1,884,550	918,000	2,802,550	$1.00-10.25	$3.68

Number of options and warrants exercisable at March 31, 2005	1,379,477	158,000	1,537,477	$1.00-7.37	$3.08

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes additional information regarding all stock options and warrants outstanding.

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2005	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2005	Weighted- Average Exercise Price
$1.00- $2.00	540,952	5.81	$1.83	540,952	$1.83
$2.01- $3.00	249,400	7.31	$2.18	242,600	$2.18
$3.01- $5.00	622,675	5.86	$4.05	610,175	$4.04
$5.01- $7.00	153,750	4.08	$5.36	138,750	$5.20
$7.01-$10.25	472,500	9.22	$8.13	5,000	$7.38

	2,039,277			1,537,477

NOTE 14 — MAJOR CUSTOMER

The Company’s major customers (revenues in excess of 10% of total sales) are EchoStar Communications Corporation (“EchoStar”), Time Warner Cable (“Time Warner”) and Comcast Corporation (“Comcast”). EchoStar, Time Warner and Comcast are included in the Pay TV Segment. Revenue from EchoStar’s DISH Network, Time Warner and Comcast as a percentage of total revenue for each of the three years ended March 31 are as follows:

	2005	2004	2003
EchoStar	35%	34%	36%
Time Warner	18%	16%	8%
Comcast	11%	5%	3%

At March 31, 2005 and 2004, accounts receivable from EchoStar was approximately $4,123,000 and $3,333,000, respectively. At March 31, 2005 and 2004, accounts receivable from Time Warner was approximately $865,000 and $880,000, respectively. At March 31, 2005 and 2004, accounts receivable from Comcast was approximately $1,093,000 and $799,000, respectively.

The loss of its major customers could have a materially adverse effect on the Company’s business, operating results or financial condition.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Leases

The Company maintains non-cancelable leases for office space and equipment under various operating and capital leases. The leases for office space expire through October 2013 and contain annual CPI escalation clauses. Included in property and equipment at March 31, 2005 and 2004 is approximately $671,000 and $1,567,000, respectively, of equipment under capital leases. Accumulated depreciation relating to these leases under property and equipment was approximately $322,000 and $534,000, respectively.

In addition, TEN has entered into direct lease agreements with an unrelated party for the use of transponders to broadcast TEN’s channels on satellites. The leases expire through December 2005.

TEN, as lessee of transponders under the transponder agreements, is subject to arbitrary refusal of service by the service provider if that service provider determines that the content being transmitted by the Company is harmful to the service provider’s name or business. Any such service disruption would substantially and adversely affect the financial condition of the Company.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company bears the risk that the access of their networks to transponders may be restricted or denied if a governmental authority commences an investigation concerning the content of the transmissions. Also, certain cable operators may be reluctant to carry less edited or partially edited adult programming on their systems. This could adversely affect the Company’s business if either of the above occurs.

Ten has entered into a service agreement with an unrelated third party for the uplinking of its broadcasting channels. This agreement expires in May 2007.

Rent expense for the years ended March 31, 2005, 2004 and 2003 was approximately $3,000,000, $3,427,000, and $6,232,000 respectively, which includes transponder payments.

Future minimum lease payments under these leases as of March 31, 2005 were as follows (in thousands):

Year Ended March 31,	Operating Leases	Capital Leases
2006	$3,071	$154
2007	1,395	—
2008	702	—
2009	582	—
2010	605	—
Thereafter	1,734	—

Total minimum lease payments	$8,089	$154

Less amount representing interest		(11)

Present value of minimum lease payments		143
Less current portion of obligations under capital leases		(143)

Long-term portion of obligations under capital leases		$—

Employment Contracts

The Company employs certain key executives under non-cancelable employment contracts in Colorado. These employment contracts expire through March 31, 2007.

Commitments under these obligations at March 31, 2005 were as follows (in thousands):

Year Ended March 31,
2006	$1,208
2007	$1,059

Total obligation under employment contracts	$2,267

NOTE 16 — DEFERRED COMPENSATION PLAN

The Company sponsors a 401(k) retirement plan. The plan covers substantially all eligible employees of the Company. Employee contributions to the plan are elective, and the Company has discretion to match employee contributions. All contributions by the Company are vested over a three-year period. Contributions by the Company for the years ended March 31, 2005, 2004, and 2003 were approximately $176,000, $138,000 and $101,000, respectively.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — RESTRUCTURING EXPENSES

Internet Restructuring 2002

During the fiscal year ended March 31, 2002, the Company implemented a restructuring plan with respect to its Internet Group’s operations. The plan included a consolidation of the Internet Group’s engineering, web production, sales and marketing departments to the Company’s Boulder, Colorado location and the elimination of its customer service department due to the outsourcing of its credit card processing functions. In addition, the Internet Group vacated its office facilities in Sherman Oaks, California that were being utilized by these functions.

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

During the year ended March 31, 2005 the Company reached a settlement with the landlord on its vacated office space in Sherman Oaks, California. As part of the settlement, the Company paid $287,000 to the landlord and was released from any ongoing obligations for this space. The Company reversed the remaining reserve of $475,000 into income subsequent to the settlement.

Selected Internet Restructuring 2002 Data:
(In 000s)

	Excess Office Space	Severance and Termination Benefits	Total
Balance at March 31, 2002	$1,235	$615	$1,850
Fiscal Year 2003 Adjustment	286	(397)	(111)
Fiscal Year 2003 Activity	(592)	(218)	(810)

Balance at March 31, 2003	929	—	929
Fiscal Year 2004 Activity	(167)	—	(167)

Balance at March 31, 2004	$762	$—	$762

Fiscal Year 2005 Activity	(287)	—	(287)
Fiscal Year 2005 Adjustment	(475)	—	(475)

Balance at March 31, 2005	$—	$—	$—

Data Center Restructuring 2003

During the fiscal year ended March 31, 2003 the Company adopted a restructuring plan to close the Internet Group’s in-house data center in Sherman Oaks, California and move its servers, bandwidth and content delivery functions to the same location as the Pay TV Group’s digital broadcast facility in Boulder, Colorado. Total restructuring charges of $3.1 million related to this plan were recorded during the year, of which $28,000 related to the termination of 10 employees. Also included in this charge was $0.4 million of rent expense related to the data center space in Sherman Oaks and $2.6 million for excess equipment written off as a result of this restructuring.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended March 31, 2005 the Company reached a settlement with the landlord regarding the data center space. As part of the settlement, the Company paid $88,000 to the landlord and was released from any ongoing obligations for this space. The Company reversed the remaining reserve of $147,000 into income subsequent to the settlement. In addition, the Company increased the reserve for contractual obligations by $76,000 during the quarter and year-ended March 31, 2005.

Internet Restructuring 2003

During the fourth quarter of the fiscal year ended March 31, 2003, the Internet Group adopted a final restructuring plan to eliminate 13 positions. Total restructuring charges of $0.3 million were recorded, of which $10,000 related to the termination of the thirteen positions and $0.2 million related to the write off of excess equipment and operating leases.

Selected Data Center Restructuring 2003 and Internet Restructuring 2003 Data:
(In 000s)

	Asset Impairment	Excess Office Space	Severance and Termination Benefits	Contractual Obligations	Wind Down	Totals
Fiscal Year 2003 Provision	$2,662	$331	$28	$81	$20	$3,122
Fiscal Year 2003 Provision Adjustment	—	108	(11)	122	—	219
Fiscal Year 2003 Activity	(2,662)	(137)	(17)	(130)	(20)	(2,966)

Balance at March 31, 2003	—	302	—	73	—	375
Fiscal Year 2004 Activity	—	(67)	—	(44)	—	(111)

Balance at March 31, 2004	$—	$235	$—	$29	$—	$264

Fiscal Year 2005 Activity	—	(88)	—	(14)	—	(102)
Fiscal Year 2005 Adjustment	—	(147)	—	76	—	(71)

Balance at March 31, 2005	$—	$—	$—	$91	$—	$91

NOTE 18 — STOCKHOLDER RIGHTS PLAN

On November 29, 2001, the Company’s Board of Directors adopted a Stockholder Rights Plan in which Rights will be distributed at the rate of one Right for each share of the Company’s common stock held by stockholders of record as of the close of business on December 21, 2001. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock after November 29, 2001, or commences a tender offer upon consummation of which the person or group would beneficially own 15% or more of the Company’s outstanding common stock. Each Right will initially be exercisable at $10.00 and will expire on December 21, 2011.

NOTE 19 — RELATED TRANSACTIONS

The Company paid aproximately $244,000, $653,000 and $704,000 to Isaacman, Kaufman & Painter during the fiscal years ended March 31, 2005, 2004 and 2003, respectively. The Company’s board member Alan Isaacman is a Senior Partner of Isaacman, Kaufman & Painter.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 — LITIGATION

In the normal course of business, the Company is subject to various other lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

During the fiscal year ended March 31, 2003, the Company settled its litigation with Edward J. Bonn, a former director of the Company, and Jerry Howard. In connection therewith, Mr. Bonn returned 2.5 million shares of the Company’s common stock and received $1.5 million, and warrants to purchase 350,000 shares at $1.00 a share. Per EITF 98-16, the 350,000 warrants to purchase common stock of the Company were valued at $126,000 based upon the Black-Scholes option valuation model on the date of the transaction. The fair value for these warrants was estimated at the date of the transaction with the following assumptions: risk free interest rate of 4%; dividend yield of 0%; expected life of 3 years; and expected volatility of 100%. The total consideration given for these shares was $1,626,000 or $0.65 per share. These shares were subsequently retired by the Company, which resulted in a reduction in shareholders’ equity of $1.5 million.

In addition, the Company’s subsidiary, IGI, exchanged 150 Internet domain names (which were assets held by this subsidiary) for 929,250 shares of New Frontier Media, Inc. stock from Mr. Bonn. The Internet domain names were valued at $588,000 or $0.63 per share at the time the transaction was agreed to on December 9, 2002.

The value of the domain names was determined using the “Discounted Cash Flow” method, and approximated the book value for these assets at the time of their transfer to Mr. Bonn. The value of the 929,250 shares purchased from Mr. Bonn, as provided in the settlement agreement, was $588,000. Since the carrying value of the domain names approximated their fair value and the value of the shares received, no gain or loss was recognized on this transfer.

On June 12, 2003, the Company settled its litigation with Pleasure Productions. This litigation related to a complaint filed by the Company on August 3, 1999 in District Court for the city and county of Denver (Colorado Satellite Broadcasting, Inc. et al. vs. Pleasure Licensing LLC, et al., case no 99CV4652) against Pleasure Licensing LLC and Pleasure Productions, Inc. (collectively, “Pleasure”), alleging breach of contract, breach of express warranties, breach of implied warranty of fitness for a particular purposes, and rescission, seeking the return of 700,000 shares of New Frontier Media stock and warrants for an additional 700,000 New Frontier Media shares which were issued to Pleasure in connection with a motion picture licensing agreement. In the settlement, the Company secured the exclusive broadcast rights to 2,000 titles from Pleasure Productions’ catalog and up to 83 new releases. In addition, Pleasure Productions agreed to the cancellation of 700,000 warrants issued to it in 1999 to purchase New Frontier common stock at $1.12 a share. As a result of the transaction, the Company reduced the carrying value of the underlying assets and equity for an amount that approximates the value of the warrants.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21 — QUARTERLY INFORMATION (UNAUDITED)

The consolidated results of operations on a quarterly basis were as follows (in thousands of dollars, except per share amounts).

				Earnings (Loss) Per Common Share
	Revenue	Gross Margin	Net Income (Loss)	Basic	Diluted
2005
First quarter	$11,476	$7,531	$2,728	$0.12	$0.12
Second quarter	12,026	7,893	3,062	0.14	0.13
Third quarter	11,990	7,991	2,924	0.13	0.13
Fourth quarter	10,785	6,815	2,408	0.11	0.10

Total	$46,277	$30,230	$11,122	$0.50	$0.48

2004
First quarter	$10,081	$6,188	$2,022	$0.10	$0.10
Second quarter	10,919	6,624	2,832	0.15	0.14
Third quarter	10,779	6,559	2,730	0.13	0.12
Fourth quarter	11,099	6,811	3,329	0.15	0.14

Total	$42,878	$26,182	$10,913	$0.53	$0.50

2003
First quarter	$9,597	$4,356	$(5,640)	$(.27)	$(.27)
Second quarter	9,280	4,793	(1,019)	(.05)	(.05)
Third quarter	8,590	4,177	(5,948)	(.28)	(.28)
Fourth quarter	9,280	5,224	712	..04	..04

Total	$36,747	$18,550	$(11,895)	$(.56)	$(.56)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
   New Frontier Media Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that New Frontier Media Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that New Frontier Media Inc. and Subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the criteria established by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2005, and our report dated May 20, 2005 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
May 20, 2005

New Frontier Media, Inc.
Sarbanes-Oxley Act of 2002
Section 404
Summary Management Report

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 (“Exchange Act”). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements.

Internal control over financial reporting includes those written policies and procedures that:

      • Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of New Frontier Media, Inc.;

      • Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

      • Provide reasonable assurance that receipts and expenditures of New Frontier Media, Inc. are being made only in accordance with authorization of management and directors of New Frontier Media, Inc.; and

      • Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of New Frontier Media, Inc.’s internal control over financial reporting as of March 31, 2005. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control {{minus}} Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of New Frontier Media, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of March 31, 2005, New Frontier Media, Inc. maintained effective internal control over financial reporting.

The Company’s independent registered public accountants, Grant Thornton LLP, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareowners. Grant Thornton LLP has audited and reported on the Consolidated Financial Statements of New Frontier Media, Inc. and its subsidiaries, management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent registered public accountants are included herein.

May 20, 2005

/s/ Michael Weiner
Chief Executive Officer

/s/ Karyn L. Miller
Chief Financial Officer

[This page intentionally left blank]

SUPPLEMENTAL INFORMATION

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS — SCHEDULE II
(in 000s)

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for doubtful accounts
March 31, 2005	$68	$(44)	$—	$24

March 31, 2004	$90	$(10)	$(12)	$68

March 31, 2003	$369	$170	$(449)	$90

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Valuation allowance for deferred tax asset
March 31, 2005	$6,653	$(291)	$(5,753)	$609

March 31, 2004	$7,211	$(4,492)	$3,934	$6,653

March 31, 2003	$0	$5,271	$1,940	$7,211

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Reserve for chargebacks/credits
March 31, 2005	$13	$89	$(88)	$14

March 31, 2004	$74	$1	$(62)	$13

March 31, 2003	$339	$154	$(419)	$74

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Accrued restructuring expense
March 31, 2005	$1,026	$(546)	$(389)	$91

March 31, 2004	$1,304	$0	$(278)	$1,026

March 31, 2003	$1,851	$3,230	$(3,777)	$1,304