Form 10-Q
period 2005-06-30
NEW FRONTIER MEDIA INC
filed 2005-08-09
CIK 847383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

For the quarterly period ended June 30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 4, 2005, 22,659,616 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q
NEW FRONTIER MEDIA, INC.
Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in 000s)

ASSETS

	(Unaudited) June 30, 2005	March 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$18,790	$18,403
Marketable Securities	7,117	9,075
Accounts receivable, net of allowance for doubtful accounts of $23 and $24, respectively	6,835	8,034
Prepaid expenses	440	529
Deferred tax asset	334	382
Income taxes receivable	—	157
Other	452	564

TOTAL CURRENT ASSETS	33,968	37,144

FURNITURE AND EQUIPMENT, net	3,246	3,435

OTHER ASSETS:
Prepaid distribution rights, net	9,556	9,721
Marketable Securities	10,698	4,547
Goodwill	3,743	3,743
Other identifiable intangible assets, net	38	101
Other	836	837

TOTAL OTHER ASSETS	24,871	18,949

TOTAL ASSETS	$62,085	$59,528

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in 000s)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited) June 30, 2005	March 31, 2005
CURRENT LIABILITIES:
Accounts payable	$1,528	$1,868
Current portion of obligations under capital leases	99	154
Deferred revenue	540	484
Current portion of notes payable	205	275
Taxes payable	1,051	—
Accrued liabilities	2,097	3,076

TOTAL CURRENT LIABILITIES	5,520	5,857

LONG-TERM LIABILITIES:
Deferred tax liability	68	5

TOTAL LONG-TERM LIABILITIES	68	5

TOTAL LIABILITIES	5,588	5,862

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.0001 par value, 50,000,000 shares authorized, 22,657,916 and 22,574,854 shares issued and outstanding at June 30, 2005 and March 31, 2005, respectively	2	2
Preferred stock, $.10 par value, 5,000,000 shares authorized:
Class A, no shares issued and outstanding	—	—
Class B, no shares issued and outstanding	—	—
Additional paid-in capital	55,531	55,173
Accumulated earnings(deficit)	1,010	(1,454)
Accumulated other comprehensive loss	(46)	(55)

TOTAL SHAREHOLDERS’ EQUITY	56,497	53,666

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$62,085	$59,528

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s)

	(Unaudited) Quarter Ended June 30,
	2005	2004
NET SALES	$11,040	$11,476
COST OF SALES	3,595	3,945

GROSS MARGIN	7,445	7,531

OPERATING EXPENSES:
Sales and marketing	1,387	1,079
General and administrative	2,381	2,553

TOTAL OPERATING EXPENSES	3,768	3,632

OPERATING INCOME	3,677	3,899

OTHER INCOME (EXPENSE):
Interest income	219	33
Interest expense	(17)	(34)

TOTAL OTHER INCOME (EXPENSE)	202	(1)

NET INCOME BEFORE PROVISION FOR INCOME TAXES	3,879	3,898

Provision for income taxes	(1,415)	(1,170)

NET INCOME	$2,464	$2,728

Basic income per share	$0.11	$0.12

Diluted income per share	$0.11	$0.12

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s)

	(Unaudited) Quarter Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,464	$2,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,388	1,481
Tax benefit from option/warrant exercise	100	1,269
(Increase) Decrease in operating assets
Accounts receivable	1,199	724
Receivables and prepaid expenses	357	24
Prepaid distribution rights	(874)	(289)
Deferred tax asset	48	(216)
Other assets	—	(5)
Increase (Decrease) in operating liabilities
Accounts payable	(340)	(463)
Deferred revenue, net	56	(346)
Taxes payable	1,051	115
Deferred tax liability	63	—
Other accrued liabilities	(979)	(193)

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,533	4,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(8,866)	(1,368)
Redemption of investments	4,682	—
Purchase of furniture and equipment	(96)	(399)

NET CASH USED IN INVESTING ACTIVITIES	(4,280)	(1,767)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(54)	(103)
Decrease in note payable	—	(400)
Proceeds from exercise of stock options/warrants	258	1,138
Decrease in other financing obligations	(70)	(50)

NET CASH PROVIDED BY FINANCING ACTIVITIES	134	585

NET INCREASE IN CASH AND CASH EQUIVALENTS	387	3,647
CASH AND CASH EQUIVALENTS, beginning of period	18,403	15,352

CASH AND CASH EQUIVALENTS, end of period	$18,790	$18,999

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in 000s)

	(Unaudited) Quarter Ended June 30,
	2005	2004
Net income	$2,464	$2,728
Other comprehensive income Unrealized gains on available-for-sale marketable securities, net of tax	9	—

Total comprehensive income	$2,473	$2,728

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in 000s)

	(Unaudited) Quarter Ended June 30,
	2005	2004
COMMON STOCK
Balance at beginning of period	$2	$2

Balance at end of period	2	2

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	55,173	49,590
Exercise of stock options/warrants	258	1,697
Retirement of stock	—	(559)
Tax benefit for stock option/warrant exercise	100	1,269

Balance at end of period	55,531	51,997

ACCUMULATED EARNINGS (DEFICIT)
Balance at beginning of period	(1,454)	(12,576)
Net income	2,464	2,728

Balance at end of period	1,010	(9,848)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(55)	0
Unrealized gains on available-for-sale securities	9	0

Balance at end of period	(46)	0

TOTAL SHAREHOLDERS’ EQUITY	$56,497	$42,151

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization

The accompanying financial statements of New Frontier Media, Inc. (“New Frontier Media,” the “Company,” or “we” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes these statements include all adjustments considered necessary for a fair presentation of New Frontier Media’s financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s latest annual report on Form 10-K.

The results of operations for the three-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

BUSINESS

New Frontier Media is a publicly traded holding company for its operating subsidiaries.

Colorado Satellite Broadcasting, Inc. (“CSB”), d/b/a The Erotic Networks, (“TEN”) is a leading provider of adult programming to multi-channel television providers and low-powered direct-to-home households. Through its VOD service and its networks — Pleasure, TEN, TEN*Clips, TEN*Xtsy, TEN*Blue, TEN*Blox, and TEN*Max — TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult consumers. Ten Sales, Inc., formed in April 2003, is responsible for selling TEN’s services.

Interactive Gallery (“IGI”), a division of New Frontier Media, aggregates and resells adult content over the Internet. IGI sells content to monthly subscribers through its broadband site, www.TEN.com, partners with third-party gate-keepers for the distribution of www.TEN.com and wholesales pre-packaged content to various webmasters.

SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of New Frontier Media and its majority owned subsidiaries (collectively hereinafter referred to as “New Frontier Media” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

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

STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related interpretations in accounting for its plans and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company’s stock option plans require the Company to grant options with an exercise price equal to or greater than the fair value of the Company’s common stock at the date of the grant. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of operations for its stock-based compensation plans.

Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the quarter ended June 30, 2004: risk free interest rate of 3.85%; dividend yield of 0%, expected lives of 3 years; and expected volatility of 82%. No options were granted during the quarter ended June 30, 2005.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per share had compensation costs for the Company’s stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the quarters ended June 30, 2005 and 2004 is as follows (in thousands, except per share data):

	(Unaudited) Quarter Ended June 30,
	2005	2004
Net income
As reported	$2,464	$2,728
Deduct:
Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of tax	(109)	(70)

Pro forma	$2,355	$2,658

Basic income per common share
As reported	$0.11	$0.12
Pro forma	$0.10	$0.12
Diluted income per common share
As reported	$0.11	$0.12
Pro forma	$0.10	$0.11

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued No. 123R, “Accounting for Stock-Based Compensation”. This Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. This Statement addresses the acounting for transactions in which an entity exchanges its equity intruments for goods or services. It also addresses transactions in which an entity, in an exchange for goods or services, incurs liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company will adopt SFAS 123R as of April 1, 2006. The Company has not yet determined what effect SFAS 123R will have on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of the statement are effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statements.

In May 2005 the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” which replaced APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applied to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Company has not completed its assessment of whether the adoption of this statement will have a material effect on its financial statements.

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands):

	(Unaudited) Quarter Ended June 30,
	2005	2004
Net income	$2,464	$2,728

Average outstanding shares of common stock	22,604	22,347
Dilutive effect of stock based compensation	505	1,050

Common stock and common stock equivalents	23,109	23,397

Basic income per share	$0.11	$0.12

Diluted income per share	$0.11	$0.12

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares were approximately 488,000 and 636,000 for the quarter ended June 30, 2005 and 2004, respectively. Inclusion of these options and warrants would be antidilutive.

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

The Company has the following two reportable segments:

•   Pay TV Group — distributes branded adult entertainment programming networks and Video-on-Demand (“VOD”) content through electronic distribution platforms including cable television, C-Band, and Direct Broadcast Satellite (“DBS”)

•   Internet Group — aggregates and resells adult content via the Internet. The Internet Group sells content to monthly subscribers through its broadband site, www.ten.com, partners with third-party gatekeepers for the distribution of www.ten.com, and wholesales pre-packaged content to various webmasters.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels.

	(Unaudited) Quarter Ended June 30,
	2005	2004
NET SALES
Pay TV Group	$10,390	$10,788
Internet Group	650	688

Total	$11,040	$11,476

SEGMENT PROFIT (LOSS)
Pay TV Group	$4,825	$5,279
Internet Group	117	(64)
Corporate Administration	(1,063)	(1,317)

Total	$3,879	$3,898

INTEREST INCOME
Corporate Administration	$219	$33

Total	$219	$33

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Unaudited) Quarter Ended June 30,
	2005	2004
INTEREST EXPENSE
Pay TV Group	$10	$25
Internet Group	1	7
Corporate Administration	6	2

Total	$17	$34

DEPRECIATION AND AMORTIZATION
Pay TV Group	$1,317	$1,396
Internet Group	69	83
Corporate Administration	2	2

Total	$1,388	$1,481

	(Unaudited)
	June 30, 2005	March 31, 2005
IDENTIFIABLE ASSETS
Pay TV Group	$60,720	$56,554
Internet Group	15,473	14,541
Corporate Administration	39,850	35,670
Eliminations	(53,958)	(47,237)

Total	$62,085	$59,528

Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, that are not directly allocable to the PPV TV Group and Internet Group. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation costs, and printing costs associated with the Company’s public filings.

NOTE 4 — MAJOR CUSTOMERS

The Company’s major customers (revenues in excess of 10% of total sales) are EchoStar Communications Corporation (“EchoStar”), Time Warner, Inc. (“Time Warner”), and Comcast Corporation (“Comcast”). EchoStar, Time Warner, and Comcast are included in the Pay TV Group. Revenue from Echostar’s DISH Network, Time Warner, and Comcast as a percentage of total revenue for each of the quarters ended June 30 are as follows:

	2005	2004
EchoStar	36%	34%
Time Warner	15%	20%
Comcast	11%	8%

At June 30, 2005 and March 31, 2005, accounts receivable from EchoStar was approximately $3,380,000 and $4,123,000, respectively. At June 30, 2005 and March 31, 2005, accounts receivable from Time Warner was approximately $717,000 and $865,000, respectively. At June 30, 2005 and March 31, 2005, accounts receivable from Comcast was approximately $757,000 and $1,093,000, respectively. The loss of any of the Company’s major customers could have a materially adverse effect on the Company’s business, operating results and/or financial condition.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 — FINANCIAL ARRANGEMENTS

During the quarter ended June 30, 2004, the Company obtained a $3 million line of credit from an outside financial institution. The line of credit expired in June of 2005 and was secured by the Pay TV Group’s trade accounts receivable. The interest rate applied on the line of credit was variable based on the current prime rate. The line of credit required that the Company maintain certain restrictive financial covenants and ratios. The Company had not drawn down on the line of credit during and as of the quarter ended June 30, 2005.

NOTE 6 — AVAILABLE FOR SALE INVESTMENTS

Investments in debt securities are required to be categorized as either trading, available-for-sale or held-to-maturity. On June 30, 2005, the Company had no trading or held-to-maturity securities. Debt securities categorized as available-for-sale as of June 30, 2005 are reported at fair value as follows:

	Gross Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$1,183	$(4)	$1,179
Mortgage-backed securities	10,902	(21)	10,881
Corporate debt securities	1,993	(22)	1,971
Debt securities issued by the US Treasury	2,539	(7)	2,532
Municipal securities	1,253	(1)	1,252

Total available-for-sale securities	$17,870	$(55)	$17,815

The contractual maturities of these investments as of June 30, 2005, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2006	$6,634	$6,613
2007	9,265	9,243
2008	1,971	1,959

Total available-for-sale securities	$17,870	$17,815

Debt securities categorized as available-for-sale as of March 31, 2005 are reported at fair value as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$2,269	$(11)	$2,258
Mortgage-backed securities	6,746	(28)	6,718
Corporate debt securities	2,445	(27)	2,418
Debt securities issued by the US Treasury	2,242	(14)	2,228

Total available-for-sale securities	$13,702	$(80)	$13,622

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of these marketable securities as of March 31, 2005, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2006	$9,113	$9,075
2007	3,618	3,590
2008	971	957

Total available-for-sale securities	$13,702	$13,622

NOTE 7 — STOCKHOLDER RIGHTS PLAN

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

NOTE 8 — SUBSEQUENT EVENTS

In July 2005, the Company granted 840,000 stock options to executives and certain employees.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to retain our three major customers that account for approximately 36%, 15%, and 11% of our total revenue, respectively; 2) our ability to compete effectively for quality content with our Pay TV Group’s primary competitor who has significantly greater resources than us; 3) our ability to compete effectively with our Pay TV Group’s major competitor or any other competitors that may distribute adult content to Cable MSOs, DBS providers, or to the hotel industry; 4) our ability to retain our key executives; 5) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 6) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

EXECUTIVE SUMMARY

Our goal is to be the leading provider in the electronic distribution of high-quality adult entertainment via cable, satellite, broadband, hotel and wireless platforms. We operate our Company in two different segments — Pay TV and Internet. Our core business resides within the Pay TV segment and this is where the majority of our financial and human resources are concentrated.

PAY TV SEGMENT

Our Pay TV segment is focused on the distribution of its seven pay-per-view (“PPV”) networks and its Video-on-Demand (“VOD”) service to cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers. In addition, the Pay TV Group has had success in delivering its VOD service to hotel rooms through its current distribution arrangement with On Command Corporation (“On Command”). The Pay TV Group earns a percentage of revenue on each pay-per-view (“PPV”), subscription, or VOD transaction related to its services. Revenue growth occurs as the Pay TV Group launches its services to new cable MSOs or DBS providers, experiences growth in the number of digital subscribers for systems where its services are currently distributed (“on-line growth”), and launches additional services to its existing cable/DBS partners. Revenue growth also occurs as the Pay TV Group experiences new and on-line growth for its VOD service, is able to effect increases in the retail price of its products, and is able to increase the buy rates for its products. The Pay TV Group seeks to achieve distribution for at least four of its services on every digital platform in the U.S. Based on the current market of 25.7 million DBS households (from public filings) and 25.0 million digital cable households (per the National Cable and Television Association (“NCTA”)), the Pay TV Group currently has approximately 39% of its defined market share.

Pay TV Group revenue for the quarter ended June 30, 2005 was primarily impacted by:

      • Increased competition in the cable and hotel VOD market

      • Growth in our PPV revenue primarily attributable to our most recent agreement with Cox Communications, Inc.

Revenue from the Pay TV Group’s VOD service became a significant part of our overall revenue mix during the fiscal year ended March 31, 2004, as cable operators upgraded their systems to deliver content in this manner. The Pay TV Group currently delivers its VOD content to 19.0 million cable network households as compared to 13.2 million a year ago, as well as to 699,000 hotel rooms through its distribution arrangement with On Command. The Company expects cable operators to continue to upgrade their systems to allow for the delivery of VOD content to the home. VOD can only be delivered in a digital, cable environment. Currently, per the NCTA, there are 25.0 million digital cable households in the U.S.

Prior to the third quarter of our 2005 fiscal year, we were the sole provider of adult VOD content to the two largest U.S. Cable MSOs. During the third quarter of our 2005 fiscal year, our primary competitor in this market was added to the Time Warner Cable (“Time Warner”) VOD adult platform. The addition of our primary competitor to this platform resulted in a significant decline in VOD revenue from this MSO.

During the first quarter of our current fiscal year, the largest MSO in the U.S. began to transition its VOD editing standard from most edited to partially edited. At the same time, this MSO added content from two smaller competitors to its adult VOD platform. At this time, we are unable to determine the impact that these two changes will have on our revenue from this MSO. However, we continue to anticipate that any decline in revenue from the additional competition will be offset by the increase in revenue from the transition of the editing standard to partially edited.

The Pay TV Group also provides its two least-edited services to the C-Band market on a direct-to-the-consumer basis. C-Band customers contact the Pay TV Group’s in-house call center directly to purchase the networks on a one-month to three-month subscription basis. The Pay TV Group retains 100% of the revenue from these customers and over 95% of the sales are made via credit cards. This market has been declining for several years as these consumers convert from C-Band “big dish” analog satellite systems to smaller, 18-inch digital DBS satellite systems. The Pay TV Group has been able to decrease its transponder, uplinking and call center costs related to this business over the years in order to maintain its margins. The Pay TV Group expects continued declines in revenue from this segment of its business during our 2006 fiscal year.

INTERNET SEGMENT

The Internet Group generates revenue by selling monthly memberships to its website, TEN.com, by earning a percentage of revenue from third-party gatekeepers like On Command for the distribution of TEN.com to their customer base, and by selling pre-packaged video and photo content to webmasters for a monthly fee.

Over 85% of revenue from the Internet Group continues to be generated from monthly memberships to TEN.com. The decline in membership revenue has slowed over the past several quarters as new marketing efforts have increased traffic to TEN.com, generating monthly sign-ups that are close to or slightly exceeding our monthly cancellation rate. In addition, we increased the monthly membership price from $19.95 to $29.95 during the second quarter of the prior fiscal year.

We have also seen a decrease in revenue generated from selling pre-packaged content to webmasters. This decrease in revenue from the sale of content is due to a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. We will be implementing usage based pricing during the 2006 fiscal year as an alternative to our current flat monthly rate pricing. We believe that this may be a more attractive billing alternative for our webmaster customers.

During the current fiscal year, the Internet Group will be primarily focused on the development of wireless products for distribution both domestically and internationally. To date, we have launched content products such as wallpaper, ring tones, and video content, which are being sold by wireless carriers on an a la carte basis in Austria, Germany, Portugal, the Netherlands and the United Kingdom. The wireless carrier bills these products directly to its customer and we earn a percentage of the retail price. Our products are currently available to approximately 154.7 million wireless customers in these countries. We are currently unable to project the revenues associated with this distribution as these products were just recently launched.

The Internet Group is also developing a wireless enabled web site (or “WAP” site), which we anticipate launching during the second quarter of our current fiscal year. This site will be marketed directly to the consumer through advertising on the Pay TV Group’s PPV networks and through our ten.com website. Users of our WAP site will pay a monthly fee for the ability to access the content on the site. This fee will be billed to their credit card and we will retain 100% of the revenue earned. Wireless carriers may also offer our WAP site as a product on their platform, which would be billed directly to the customer by the carrier. In this case, we will earn a percentage of the retail price. Additionally, the Internet Group will be developing a wireless platform to aid in the distribution of our content, as well as content of other third-party providers, to U.S. wireless providers. As the wireless market is new to us, we are currently unable to project the revenues associated with our wireless product.

PAY TV GROUP

The following table outlines the current distribution environment and network households for each network:

		Estimated Network Households(2) (in thousands)
Network	Distribution Method	As of June 30, 2005	As of June 30, 2004	% Change
Pleasure	Cable/DBS	8,100	7,900	3%
TEN	Cable/DBS	16,400	15,800	4%
TEN*Clips	Cable/DBS	16,700	14,300	17%
Video On Demand	Cable	19,000	13,200	44%
TEN*Xtsy	C-band/Cable/DBS	11,600	10,400	12	%(1)
TEN*Blue	Cable	2,900	2,600	12%
TEN*Blox	Cable	5,100	2,900	76%
TEN*Max	C-band/Cable	300	400	(25	%)(1)

Total Network Households		80,100	67,500

(1) Percentage change gives effect to a 39% decline in the C-band market’s total addressable households. Total addressable C-Band households declined from 335,000 as of June 30, 2004 to 206,000 as of June 30, 2005.

(2) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group’s channels, since each network represents an incremental revenue stream. The Group estimates its unique household distribution as 23.0 million and 16.9 million digital cable homes as of June 30, 2005 and 2004, respectively, and 11.0 million and 9.8 million DBS homes as of June 30, 2005 and 2004, respectively.

The following table sets forth certain financial information for the Pay TV Group for the quarters ended June 30, 2005 and 2004:

	(In Millions) Quarter Ended June 30,		Percent Change
	2005	2004	’05 vs’04
Net Revenue
PPV - Cable/DBS	$6.1	$5.8	5%
VOD - Cable/Hotel	3.5	3.9	(10%)
C-Band	0.8	1.1	(27%)

Total	$10.4	$10.8	(4%)

Cost of Sales	$3.4	$3.6	(6%)

Gross Profit	$7.0	$7.2	(3%)

Gross Margin	67%	67%

Operating Expenses	2.2	1.9	16%

Operating Income	$4.8	$5.3	(9%)

NET REVENUE

PPV - Cable/DBS

The 5% increase in our PPV - Cable/DBS revenue year-over-year for the quarter was attributable to the following items:

      • A 5% increase in our cable PPV revenue

      • A 2% increase in revenues generated by our three services on the DISH platform

The 5% increase in our cable PPV revenue was driven primarily by new launches for TEN*Blue and TEN*Blox by Cox Communications, Inc. (“Cox”). We signed a distribution agreement with Cox in March 2004, and we began to see initial launches with their affiliated systems during the quarter ended September 30, 2004. The increase in our PPV revenue from the new launches with Cox was partially offset by a decline in revenue from the largest affiliated system of Time Warner Cable (“Time Warner”). This affiliated system removed most of its adult content from its digital PPV platform during the third quarter of our prior fiscal year in an attempt to transition customers from digital PPV to VOD only. In addition, we also had an affiliated system of Charter Communications, Inc. remove adult content from its digital PPV platform and transition it to VOD only during the current year quarter. We do not anticipate that any other MSO will remove adult content from their digital PPV platform in an effort to transition it to VOD only during our current fiscal year.

VOD - Cable/Hotel

The 10% decline in our VOD - Cable/Hotel revenue is due to an increase in competition in both markets. Revenue from our hotel VOD service provided to On Command declined 31% year-over-year for the quarter. This decline is a result of On Command adding content from our competitors during our prior fiscal year. We continue to provide over 50% of the adult VOD content to this platform.

Revenue from our cable VOD service declined 6% year-over-year for the quarter. This decline is a result of our largest competitor being added to the Time Warner VOD platform during the third quarter of our prior fiscal year. In addition, a few smaller MSOs added adult VOD content from other competitors during the prior fiscal year. This decline was partially offset by an increase in VOD revenue as a result of new VOD launches with Adelphia Communications Corporation and Comcast Corporation.

C-BAND REVENUE

The 27% decline in C-Band revenue is a result of the continued decline in the C-Band market as consumers convert C-Band “big dish” analog satellite systems to smaller, 18-inch digital DBS systems. The total C-Band market declined 39% from 335,000 households as of June 30, 2004 to 206,000 households as of June 30, 2005.

Providing our two networks to the C-Band market continues to be profitable for us, generating operating margins of approximately 59% for the quarter ended June 30, 2005 as compared to margins of 47% for the quarter ended June 30, 2004. We will continue to closely monitor this business and when margins erode to an unacceptable level we will discontinue providing our content on this platform.

COST OF SALES

Cost of sales consists of expenses associated with our digital broadcast facility, satellite uplinking, satellite transponder leases, programming acquisition and conforming costs, VOD transport costs, amortization of content licenses, and the Pay TV Group’s C-Band call center operations.

The 6% decline in costs of sales is related primarily to a 21% decrease in our transponder and uplinking costs due to the renegotiation of our contracts for these services, a 40% decrease in expenses related to our call center which we utilize for our C-Band services, as well as to a decline in depreciation and operating lease costs. We are continuing to renegotiate our analog and digital transponder contracts, and we expect additional decreases in these expenses throughout the current fiscal year.

OPERATING INCOME

Operating income decreased 9% year-over-year for the quarter primarily as a result of a 4% decrease in net revenue and a 16% increase in operating expenses for the same period, which was slightly offset by a 6% decline in cost of sales for the current year quarter. Gross margin remained flat at 67% for both quarters ended June 30, 2005 and 2004, respectively, as a result of the decline in cost of sales for the current year quarter. Operating expenses as a percentage of revenue increased to 21% for the quarter ended June 30, 2005, from 18% for the quarter ended June 30, 2004.

The 16% increase in operating expenses is related to an increase in commissions and payroll expenses for our sales department which was required in order to remain competitive in our marketplace, an increase in brand promotion expenses related to a consumer outreach event that we sponsored during the current year quarter, and an increase in trade show expenses for the current year quarter. We had a much larger presence at the NCTA cable show and DISH Summit this year than in past years in response to increased competition in our market.

INTERNET GROUP

The following table sets forth certain financial information for the Internet Group for the quarters ended June 30, 2005 and 2004.

	(In Millions) Quarter Ended June 30,		Percent Change
	2005	2004	’05 vs’04
Net Revenue
Net Membership	$0.6	$0.6	0%
Sale of Content	0.1	0.1	0%

Total	$0.7	$0.7	0%

Cost of Sales	$0.3	$0.3	0%

Gross Profit	$0.4	$0.4	0%

Gross Margin	57%	57%

Operating Expenses	0.3	0.5	(40%)

Operating Income (Loss)	$0.1	$(0.1)	200%

NET REVENUE

Both membership and content revenue were flat year-over-year for the quarter. We continue to experiment with different price points and methods of billing for our membership website. During the second quarter of the prior fiscal year we increased the price of our website from $19.95 per month to $29.95 per month. We also offer a three-month membership for $74.95. These new price points, which apply only to new members, have helped to stabilize our revenue even as traffic to our site continues to decline. During the current fiscal year, we expect to offer members the ability to utilize pay-per-minute and pay-per-view as alternative billing options to the current recurring monthly membership model. We believe that these alternative billing methods will result in increased revenue for our website.

Content sales have remained flat year-over-year for the quarter. We are experimenting with alternative billing methods for our content products as well, allowing webmasters to pay for the content based on the amount of bandwidth utilized as opposed to a flat monthly fee. We are also working to encode our video library within a digital rights management package, which will allow us to provide our video library to webmasters on a pay-per-view and pay-per-minute basis. We anticipate that these alternative methods of pricing and packaging our content will increase our revenue from content sales during the current fiscal year.

COST OF SALES

Cost of sales consists of fixed and variable expenses associated with the processing of credit cards, bandwidth, traffic acquisition costs, content costs and the depreciation of assets related to our Internet infrastructure.

Cost of sales was flat year-over-year for the quarter. Bandwidth and depreciation costs declined during the quarter ended June 30, 2005, while traffic acquisitions costs increased slightly to offset these declines.

OPERATING INCOME

The 200% increase in operating income year-over-year for the quarter is primarily related to a non-recurring $0.2 million charge for the settlement of a lawsuit during the quarter ended June 30, 2004. Excluding this charge, operating expenses would have increased by approximately 9% from the quarter ended June 30, 2004, as a result of an increase in costs related to the development and distribution of our content to wireless platforms.

CORPORATE ADMINISTRATION

The following table sets forth certain financial information for Corporate Administration expenses for the quarters ended June 30, 2005 and 2004:

	(In Millions) Quarter Ended June 30,		Percent Change
	2005	2004	’05 vs’04
Operating Expenses	$(1.3)	$(1.3)	0%

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

We experienced no change in our corporate administration expenses year-over-year for the quarter. Accounting fees declined by approximately $0.1 million year-over-year for the quarter. This decline is related to a decrease in costs incurred to comply with Section 404 of the Sarbanes-Oxley Act during the current year quarter. In addition, our listing fees declined $0.1 million from the prior year quarter. This decline related to a non-recurring fee paid during the quarter ended June 30, 2004, for our phase-up application to the NASDAQ National Market. The decline in these costs was partially offset by increases in payroll and benefit costs related to additional accounting personnel hired during the prior fiscal year and increases in the annual salaries of our executives, as well as to an increase in consulting, travel, and entertainment costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities and Investing Activities:

Our statements of cash flows are summarized as follows (in millions):

	Quarter Ended June 30,
	2005	2004
Net cash provided by operating activities	$4.5	$4.8

Cash flows used in investing activities:
Purchases of furniture and equipment	(0.1)	(0.4)
Purchase of investments	(8.9)	(1.4)
Redemption of investments	4.7	0.0

Net cash used in investing activities	$(4.3)	$(1.8)

The decrease in cash provided from operating activities year-over-year for the quarter was primarily related to decreased profits for the quarter ended June 30, 2005 versus the quarter ended June 30, 2004. The following items also impacted our cash flows from operations for the quarter ended June 30, 2005:

      • Accounts receivable decreased by $1.2 million

      • Prepaid distribution rights (content licensing) increased by $0.9 million

      • Other accrued liabilities declined $1.0 million

The increase in cash used in investing activities year-over-year for the quarter was primarily related to the net purchase of investments during the quarter ended June 30, 2005, as we continue to invest our excess cash balances in marketable securities and certificates of deposit. Capital expenditures were immaterial during the current year quarter at $0.1 million. During the quarter ended June 30, 2004, we purchased $0.4 million in equipment and furniture. These purchases related to the final improvements made to our broadcast facility in the amount of $0.2 million, purchases of servers in the amount of $0.1 million and other equipment and upgrades related to our broadcast facility and conforming activities in the amount of $0.1 million.

Cash Flows from Financing Activities:

Our cash flows provided by financing activities are as follows (in millions):

	Quarter Ended June 30,
	2005	2004
Cash flows provided by financing activities:
Payments on capital lease obligations	$(0.1)	$(0.1)
Decrease in notes payable	0.0	(0.4)
Issuance of common stock	0.3	1.1
Decrease in other financing obligations	(0.1)	0.0

Net cash provided by financing activities	$0.1	$0.6

During the quarter ended June 30, 2004 we repaid our $0.4 million secured note payable which was due to an unrelated third party. Our remaining debt is primarily related to capital leases and other financing obligations. Interest expense is expected to be immaterial during the current fiscal year.

Our $3 million line of credit expired on June 30, 2005. The interest rate applied to the line of credit is variable based on the current prime rate. The balance on the line of credit was $0 as of June 30, 2005. The line of credit is secured by the Pay TV Group’s trade accounts receivables, and it requires that we comply with certain financial covenants and ratios. We expect to renew the line of credit on a no-fee basis in August 2005.

If we were to lose our three major customers that account for 36%, 15%, and 11%, respectively, our ability to finance our operating requirements would be severely impaired.

We expect to pay taxes during the current fiscal year and anticipate that our effective tax rate will be approximately 37%. We did not pay any federal or state estimated taxes during the first quarter of the current fiscal year as we had an overpayment from the fourth quarter of the prior fiscal year that offset any taxes due.

We believe that our current cash balances and cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures that may be incurred can be financed through our cash flows from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB No. 29, “Accounting for Nonmonetary Transactions.” This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of the statement are effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statements.

In May 2005 the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” which replaced APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applied to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Company has not completed its assessment of whether the adoption of this statement will have a material effect on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company’s exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of June 30, 2005, the Company had cash in checking and money market accounts, certificates of deposits, and marketable securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company’s borrowings are at fixed interest rates, limiting the Company’s exposure to interest rate risk.

Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS

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

Dated: August 9, 2005