Form 10-Q
period 2005-09-30
NEW FRONTIER MEDIA INC
filed 2005-11-07
CIK 847383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 3, 2005, 22,860,916 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q
NEW FRONTIER MEDIA, INC.
Index

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets	3-4
	Consolidated Statements of Operations	5
	Statements of Cash Flows	6
	Consolidated Statements of Comprehensive Income	7
	Statement of Changes in Shareholders’ Equity	8
	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
Part II.	Other Information
Item 4.	Submission of Matter to a Vote of Security Holders	26
Item 6.	Exhibits	26
SIGNATURES		27

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in 000s)

ASSETS

	(Unaudited) September 30, 2005	March 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$16,568	$18,403
Marketable securities	14,662	9,075
Accounts receivable, net of allowance for doubtful accounts of $23 and $24, respectively	6,304	8,034
Prepaid expenses	410	529
Deferred tax asset	286	382
Income taxes receivable	—	157
Other	426	564

TOTAL CURRENT ASSETS	38,656	37,144

FURNITURE AND EQUIPMENT, net	3,096	3,435

OTHER ASSETS:
Prepaid distribution rights, net	9,242	9,721
Marketable Securities	9,617	4,547
Goodwill	3,743	3,743
Other identifiable intangible assets, net	17	101
Other	836	837

TOTAL OTHER ASSETS	23,455	18,949

TOTAL ASSETS	$65,207	$59,528

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in 000s)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited) September 30, 2005	March 31, 2005
CURRENT LIABILITIES:
Accounts payable	$1,329	$1,868
Current portion of obligations under capital leases	60	154
Deferred revenue	526	484
Current portion of notes payable	133	275
Taxes payable	525	—
Accrued liabilities	2,384	2,871

TOTAL CURRENT LIABILITIES	4,957	5,652

LONG-TERM LIABILITIES:
Deferred rent	204	205
Deferred tax liability	114	5

TOTAL LONG-TERM LIABILITIES	318	210

TOTAL LIABILITIES	5,275	5,862

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.0001 par value, 50,000,000 shares authorized, 22,860,916 and 22,574,854, shares issued and outstanding at September 30, 2005 and March 31, 2005, respectively	2	2
Preferred stock, $.10 par value, 5,000,000 shares authorized:
Class A, no shares issued and outstanding	—	—
Class B, no shares issued and outstanding	—	—
Additional paid-in capital	56,355	55,173
Accumulated earnings (deficit)	3,650	(1,454)
Accumulated other comprehensive loss	(75)	(55)

TOTAL SHAREHOLDERS’ EQUITY	59,932	53,666

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$65,207	$59,528

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2005	2004	2005	2004
NET SALES	$11,349	$12,026	$22,388	$23,502
COST OF SALES	3,699	4,133	7,294	8,078

GROSS MARGIN	7,650	7,893	15,094	15,424

OPERATING EXPENSES:
Sales and marketing	1,030	1,248	2,417	2,326
General and administrative	2,729	2,331	5,110	4,884

TOTAL OPERATING EXPENSES	3,759	3,579	7,527	7,210

OPERATING INCOME	3,891	4,314	7,567	8,214

OTHER INCOME (EXPENSE):
Interest income	306	81	525	114
Interest expense	(13)	(28)	(30)	(62)
Other income	1	25	1	25

TOTAL OTHER INCOME	294	78	496	77

NET INCOME BEFORE PROVISION FOR INCOME TAXES	4,185	4,392	8,063	8,291
Provision for income taxes	(1,544)	(1,330)	(2,959)	(2,501)

NET INCOME	$2,641	$3,062	$5,104	$5,790

Basic income per share	$0.12	$0.14	$0.23	$0.26

Diluted income per share	$0.11	$0.13	$0.22	$0.25

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s)

	(Unaudited) Six Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,104	$5,790
Adjustments to reconcile net income to net cash provided by operating activities:
Tax provision for capital transaction	—	(657)
Depreciation and amortization	2,723	2,963
Tax benefit from option/warrant exercise	478	2,863
(Increase) Decrease in operating assets
Accounts receivable	1,730	(981)
Prepaid expenses and other current assets	412	(122)
Prepaid distribution rights	(1,597)	(813)
Deferred tax asset	95	(108)
Other assets	1	114
Increase (Decrease) in operating liabilities
Accounts payable	(539)	(306)
Deferred revenue, net	41	(392)
Taxes payable	525	356
Deferred tax liability	122	42
Acrued liabilities and other currrent liabilities	(487)	430

NET CASH PROVIDED BY OPERATING ACTIVITIES	8,608	9,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(24,496)	(10,185)
Redemption of marketable securities	13,808	1,897
Purchase of equipment and furniture	(223)	(574)

NET CASH USED IN INVESTING ACTIVITIES	(10,911)	(8,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(94)	(202)
Decrease in note payable	—	(400)
Proceeds from exercise of stock options/warrants	703	1,565
Decrease in other financing obligations	(141)	(117)

NET CASH PROVIDED BY FINANCING ACTIVITIES	468	846

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,835)	1,163
CASH AND CASH EQUIVALENTS, beginning of period	18,403	15,352

CASH AND CASH EQUIVALENTS, end of period	$16,568	$16,515

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in 000s)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,641	$3,062	$5,104	$5,790
Other comprehensive loss Unrealized loss on available-for-sale marketable securities, net of tax	(29)	(3)	(20)	(3)

Total comprehensive income	$2,612	$3,059	$5,084	$5,787

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in 000s)

	(Unaudited) Six Months Ended September 30,
	2005	2004
COMMON STOCK
Balance at beginning of period	$2	$2

Balance at end of period	2	2

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	55,173	49,590
Exercise of stock options/warrants	704	2,124
Tax benefit for stock option/warrant exercise	478	2,863
Tax provision for capital transaction	—	(657)
Retirement of stock	—	(559)

Balance at end of period	56,355	53,361

ACCUMULATED EARNINGS (DEFICIT)
Balance at beginning of period	(1,454)	(12,576)
Net income	5,104	5,790

Balance at end of period	3,650	(6,786)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	(55)	—
Unrealized losses on available-for-sale securities	(20)	(3)

Balance at end of period	(75)	(3)

TOTAL SHAREHOLDERS’ EQUITY	$59,932	$46,574

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ORGANIZATION

The accompanying financial statements of New Frontier Media Inc. (“New Frontier Media”, the “Company” or “we” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes these statements include all adjustments considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s latest annual report on Form 10-K.

The results of operations for the quarter and six-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (“APB Opinion No. 25”) and related interpretations in accounting for its plans and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company’s stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company’s common stock at the date of the grant. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of operations for its stock-based compensation plans.

Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average for the quarter and six months ended September 30, 2005: risk free interest rate of 3.97%; dividend yield of 0%; expected lives of 4 years; and expected volatility of 66%. For the quarter and six months ended September 30, 2004; risk free interest rate of 3.47% and 3.73%, respectively; dividend yield of 0%; expected lives of 1 and 2 years, respectively; and expected volatility of 68% and 78%, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per common share had compensation costs for the Company’s stock option plans been determined based on fair value at the date of grant consistent with the provisions of SFAS No. 123 for the quarter and six months ended September 30, 2005 and 2004 are as follows (in thousands, except share data):

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2005	2004	2005	2004
Net income
As reported	$2,641	$3,062	$5,104	$5,790

Deduct:
Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of tax	(200)	(129)	(309)	(199)

Pro forma	$2,441	$2,933	$4,795	$5,591

Basic income per share
As reported	$0.12	$0.14	$0.23	$0.26
Pro forma	$0.11	$0.13	$0.21	$0.25
Diluted income per share
As reported	$0.11	$0.13	$0.22	$0.25
Pro forma	$0.11	$0.13	$0.21	$0.24

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued No. 123R, “Accounting for Stock-Based Compensation”. This Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity, in an exchange for goods or services, incurs liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company will adopt SFAS 123R as of April 1, 2006 using the Modified Prospective Method. The Company has not yet determined what effect SFAS 123R will have on the Company’s financial statements.

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

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands):

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2005	2004	2005	2004
Net income	$2,641	$3,062	$5,104	$5,790

Average outstanding shares of common stock	22,745	22,002	22,675	22,174
Dilutive effect of Warrants/Employee Stock Options	475	929	490	990

Common stock and common stock equivalents	23,220	22,931	23,165	23,164

Basic income per share	$0.12	$0.14	$0.23	$0.26

Diluted income per share	$0.11	$0.13	$0.22	$0.25

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants was greater than the average market price of the common shares were approximately 613,000 and 826,000 for the quarter and six months ended September 30, 2005 and 2004, respectively. Inclusion of these options and warrants would be antidilutive.

NOTE 3 — SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management.

The Company has the following two reportable segments:

•   Pay TV Group — distributes branded adult entertainment programming networks and Video-On-Demand (VOD) content through electronic distribution platforms including cable television, C-Band, and Direct Broadcast Satellite (DBS)

•   Internet Group — aggregates and resells adult content via the Internet. The Internet Group sells content to monthly subscribers through its broadband site, www.ten.com, partners with third-party gatekeepers for the distribution of www.ten.com, and wholesales pre-packaged content to various webmasters.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2005	2004	2005	2004
NET SALES
Pay TV	$10,737	$11,349	$21,126	$22,138
Internet Group	612	677	1,262	1,364

Total	$11,349	$12,026	$22,388	$23,502

SEGMENT PROFIT
Pay TV	$5,544	$5,505	$10,369	$10,784
Internet Group	75	38	191	(26)
Corporate Administration	(1,434)	(1,151)	(2,497)	(2,467)

Total	$4,185	$4,392	$8,063	$8,291

INTEREST INCOME
Corporate Administration	$306	$81	$525	$114

Total	$306	$81	$525	$114

INTEREST EXPENSE
Pay TV	$10	$21	$20	$46
Internet Group	1	2	2	9
Corporate Administration	2	5	8	7

Total	$13	$28	$30	$62

DEPRECIATION AND AMORTIZATION
Pay TV	$1,271	$1,399	$2,589	$2,795
Internet Group	62	81	131	164
Corporate Administration	2	2	3	4

Total	$1,335	$1,482	$2,723	$2,963

	(Unaudited) September 30, 2005	March 31, 2005
IDENTIFIABLE ASSETS
Pay TV	$65,871	$56,554
Internet Group	15,614	14,541
Corporate Administration	44,307	35,670
Eliminations	(60,585)	(47,237)

Total	$65,207	$59,528

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

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2005	2004	2005	2004
EchoStar	37%	35%	37%	34%
Time Warner	15%	20%	15%	20%
Comcast	13%	11%	12%	10%

At September 30, 2005 and March 31, 2005, accounts receivable from EchoStar was approximately $2,759,000 and $4,123,000, respectively. At September 30, 2005 and March 31, 2005, accounts receivable from Time Warner was approximately $702,000 and $865,000, respectively. At September 30, 2005 and March 31, 2005, accounts receivable from Comcast was approximately $1,007,000 and $1,093,000, respectively. The loss of any of the Company’s major customers could have a materially adverse effect on the Company’s business, operating results and/or financial condition.

NOTE 5 — STOCK OPTIONS

During the quarter ended September 30, 2005, the Company issued 730,000 options to executives, certain employees and members of the Board of Directors from the 2000 incentive stock option plan.

NOTE 6 — FINANCIAL ARRANGEMENTS

During the quarter ended June 30, 2004, the company obtained a $3 million line of credit from an outside financial institution. The line of credit expired in June of 2005 and was renewed in July 2005. The line is secured by the Pay TV Group’s trade accounts receivable. The interest rate applied on the line of credit is variable based on the current prime rate. The line of credit requires that the Company maintain certain restrictive financial covenants and ratios. The Company has not drawn down on the line of credit during the quarter and six months ended September 30, 2005.

NOTE 7 — INVESTMENTS

Investments in debt securities are required to be categorized as either trading, available-for-sale or held-to-maturity. On September 30, 2005, the Company had no trading or held-to-maturity securities. Debt securities categorized as available-for-sale are reported at fair value as follows:

		Gross Unrealized
	Gross Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$785	$—	$(2)	$783
Floating rate securities	4,800	—	—	4,800
Mortgage-backed securities	12,910	—	(53)	12,857
Corporate debt securities	1,993	—	(38)	1,955
Debt securities issued by the US Treasury	2,539	—	(4)	2,535
Municipal securities	1,352	—	(3)	1,349

Total available-for-sale securities	$24,379	$—	$(100)	$24,279

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of these investments as of September 30, 2005, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2006	$11,034	$11,028
2007	11,375	11,305
2008	1,970	1,946

Total Available-for-Sale Securities	$24,379	$24,279

NOTE 8 — SHAREHOLDER RIGHTS PLAN

On November 29, 2001, the Company’s Board of Directors adopted a Shareholder Rights Plan in which Rights will be distributed at the rate of one Right for each share of the Company’s common stock held by stockholders of record as of the close of business on December 21, 2001. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s outstanding common stock after November 29, 2001, or commences a tender offer upon consummation of which the person or group would beneficially own 15% or more of the Company’s outstanding common stock. Each Right will initially be exercisable at $10.00 and will expire on December 21, 2011.

NOTE 9 — COMMITMENTS

During the quarter ended September 30, 2005, the Company renegotiated their transponder agreement with a third party. The agreement begins January 2006 and expires in December 2010.

Future minimum payments under this contract as of September 30, 2005 are as follows (in thousands):

Year Ended March 31,	Transponder Agreement
2006	$138
2007	554
2008	554
2009	554
2010	554
2011	415

Total Payments	$2,769

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to retain our three major customers that account for approximately 37%, 15% and 12%, respectively, of our total revenue for the six months ended September 30, 2005; 2) our ability to compete effectively for quality content with our Pay TV Group’s primary competitor who has significantly greater resources than us; 3) our ability to compete effectively with our Pay TV Group’s major competitor or any other competitors that may distribute adult content to Cable MSOs, DBS providers, or to the hotel industry; 4) our ability to retain our key executives; 5) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 6) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

EXECUTIVE SUMMARY

Our goal is to be the leading provider in the electronic distribution of high-quality adult entertainment via cable, satellite, broadband, and wireless platforms. We operate our Company in two different segments — Pay TV and Internet. Our core business resides within the Pay TV segment and this is where the majority of our financial and human resources are concentrated.

PAY TV SEGMENT

Our Pay TV segment is focused on the distribution of its seven pay-per-view (“PPV”) networks and its Video-on-Demand (“VOD”) service to cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers. In addition, the Pay TV Group has had success in delivering its VOD service to hotel rooms through its current distribution arrangement with On Command Corporation (“On Command”) and, beginning in October 2005, with Hospitality Network. The Pay TV Group earns a percentage of revenue on each PPV, subscription, or VOD transaction related to its services. Revenue growth is expected to occur as the Pay TV Group launches its services to new cable MSOs or DBS providers, experiences growth in the number of digital subscribers for systems where its services are currently distributed (“on-line growth”), and launches additional services with its existing cable/DBS partners. Revenue growth is also expected to occur as the Pay TV Group experiences new and on-line growth for its VOD service, is able to effect increases in the retail price of its products, and is able to increase the buy rates for its products. The Pay TV Group seeks to achieve distribution averaging four services on every digital platform in the U.S. Based on the current market of 26.1 million DBS households (from public filings) and 26.3 million digital cable households (per the National Cable Television Association (“NCTA”)), the Pay TV Group, with 83 million network households, currently has approximately 40% of its defined market share.

Pay TV Group revenue for the quarter ended September 30, 2005 was primarily impacted by:

      • Increased competition in the cable and hotel VOD market

      • Growth in our PPV revenue primarily attributable to our most recent agreement with Cox Communications, Inc.

      • Certain MSOs removing adult from their PPV platforms in an effort to transition customers to VOD only

Revenue from the Pay TV Group’s VOD service became a significant part of its overall revenue mix during the fiscal year ended March 31, 2005, as cable operators upgraded their systems to deliver content in this manner. The Pay TV Group currently delivers its VOD content to 20.6 million cable network households as compared to 14.2 million a year ago, as well as to 699,000 hotel rooms through its distribution arrangement with On Command. We began in October to distribute our VOD content to Hospitality Network, which distributes content to 125,000 hotel rooms in several cities, including Las Vegas and Atlantic City.

Prior to the third quarter of our 2005 fiscal year, we were the sole provider of adult VOD content to the two largest U.S. cable MSOs. During the third quarter of our 2005 fiscal year, our primary competitor in this market was added to the Time Warner Cable (“Time Warner”) VOD adult platform. The addition of our primary competitor to this platform resulted in a 32% decline in VOD revenue from Time Warner for our quarter ended September 30, 2005 compared to the same quarter a year ago.

During the first quarter of our current fiscal year, the largest MSO in the U.S. began to transition its VOD editing standard from most edited to partially edited. At the same time, this MSO added content from two smaller competitors to its adult VOD platform. We believe that there was no material impact to our VOD revenue from this MSO as a result of the addition of competition to the VOD platform at the same time that this MSO transitioned the editing standard to partially edited. We anticipate that our largest competitor in this market will be added to this MSO’s VOD platform in the near future. At this time, we are unable to determine the magnitude of any impact to our revenue that adding another competitor to this MSO’s VOD platform will have.

The Pay TV Group also provides its two least-edited services to the C-Band market on a direct-to-the-consumer basis. C-Band customers contact the Pay TV Group’s in-house call center directly to purchase the networks on a one-month to three-month subscription basis. The Pay TV Group retains 100% of the revenue from these customers and over 95% of the sales are made via credit cards. This market has been declining for several years as these consumers convert from C-Band big dish analog satellite systems to smaller, 18-inch digital DBS satellite systems. The Pay TV Group has been able to decrease its transponder, uplinking and call center costs related to this business over the years in order to maintain its margins. The Pay TV Group expects continued declines in revenue from this segment of its business during our 2006 fiscal year, but will continue to provide content to this platform until the margins erode to an unacceptable level.

INTERNET SEGMENT

The Internet Group generates revenue by selling monthly memberships to its website, TEN.com, by earning a percentage of revenue from third-party gatekeepers like On Command for the distribution of TEN.com to their customer base, and by selling pre-packaged video and photo content to webmasters for a monthly fee.

Over 85% of our revenue from the Internet Group continues to be generated from monthly memberships to TEN.com. The decline in membership revenue has slowed slightly. During the second quarter of our prior fiscal year we increased our monthly membership price from $19.95 to $29.95. This rate applies only to new members that sign up for our site since we increased the price.

We continue to experience decreases in our revenue generated from selling pre-packaged content to webmasters. This decrease in revenue from the sale of pre-packaged content is due to a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. We will be implementing usage based pricing during the 2006 fiscal year as an alternative to our current flat monthly rate pricing. We believe that this may be a more attractive billing alternative for our webmaster customers.

During the current fiscal year, the Internet Group will be primarily focused on the development of wireless products for distribution both domestically and internationally. To date, we have launched content products such as wallpaper, ring tones, and video content, which are being sold by wireless carriers on an a la carte basis in the U.K., France, Latin America, the U.S. and various other countries. The wireless carrier bills these products directly to its customer and we earn a percentage of the retail price. Our products are currently available to approximately 160 million wireless customers. At this time, we are unable to project the revenues associated with this distribution as these products were just recently launched and the platforms we are contracted with only provide remittance information on a quarterly basis. We do not anticipate generating any material revenue from this platform during our current fiscal year.

PAY TV GROUP

The following table outlines the current distribution environment and network households for each network:

		Estimated Network Households(2) (in thousands)
Network	Distribution Method	As of September 30, 2005	As of September 30, 2004	% Change
Pleasure	Cable/DBS	7,900	8,600	(8%)
TEN	Cable/DBS	16,800	16,100	4%
TEN*Clips	Cable/DBS	17,300	15,900	9%
Video-On-Demand	Cable	20,600	14,200	45%
TEN*Blue	Cable	3,000	2,700	11%
TEN*Blox	Cable	5,400	4,200	29%
TEN*Xtsy	C-band/Cable/DBS	11,700	10,600	10	%(1)
TEN*Max	C-band/Cable	240	380	(37	%)(1)

Total Network Households		82,940	72,680

(1) % change gives effect to a 44% decline in the C-band market’s total addressable households. Total addressable C-Band households declined from 316,000 as of September 30, 2004 to 176,000 as of September 30, 2005.

(2) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group’s channels, since each network represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as 24.1 million and 19.7 million digital cable homes as of September 30, 2005 and 2004, respectively, and 11.2 million and 10 million DBS homes as of September 30, 2005 and 2004, respectively.

The following table sets forth certain financial information for the Pay TV Group for the quarter and six months ended September 30, 2005 and 2004:

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In Millions) Year-to-Date September 30,		Year-to-Date Percent Change
	2005	2004	’05 vs’04	2005	2004	’05 vs’04
Net Revenue
PPV - Cable/DBS	$6.0	$6.0	0%	$12.1	$11.8	3%
VOD - Cable/Hotel	4.0	4.3	(7%)	7.5	8.2	(9%)
C-Band	0.7	1.0	(30%)	1.5	2.1	(29%)

Total	$10.7	$11.3	(5%)	$21.1	$22.1	(5%)

Cost of Sales	$3.4	$3.8	(11%)	$6.8	$7.4	(8%)

Gross Profit	$7.3	$7.5	(3%)	$14.3	$14.7	(3%)

Gross Margin	68%	66%		68%	67%

Operating Expenses	1.7	2.0	(15%)	3.9	3.9	0%

Operating Income	$5.6	$5.5	2%	$10.4	$10.8	(4%)

NET REVENUE

PPV — Cable/DBS

Our PPV-Cable/DBS revenue was flat year-over-year for the quarter and up slightly for the six month period ended September 30, 2005. We experienced an increase in our cable/DBS PPV revenue as a result of new launches for TEN*Blue and TEN*Blox by Cox Communications, Inc. (“Cox”). We signed a distribution agreement with Cox in March 2004, and we began to see initial launches with their affiliated systems during the quarter ended September 30, 2004. The increase in our cable/DBS PPV revenue was offset by a decline in PPV revenue earned from the largest affiliated system of Time Warner and from certain affiliated systems of Charter Communications, Inc. (“Charter”). Some affiliated systems of Charter and the largest affiliated system of Time Warner removed most of their adult content from their digital PPV platforms in an attempt to transition customers from digital PPV to VOD only. We do not anticipate that any other MSO will remove adult content from their digital PPV platforms in the near future.

Revenue generated by our three services on the DISH platform increased 1% and 2% for the quarter and six months ended September 30, 2005, respectively.

VOD — Cable/Hotel

The 7% and 9% decline in our VOD — cable/hotel revenue for the quarter and six months ended September 30, 2005, respectively, is due to an increase in competition in both markets. Revenue from our hotel VOD service provided to On Command declined 21% and 26% for the quarter and six months ended September 30, 2005, respectively. This decline is a result of On Command adding content from other providers to their platform and from a decline in the number of hotel rooms to which On Command is providing in-room entertainment. We continue to provide over 50% of the adult VOD content to this platform.

Revenue from our cable VOD service declined 5% for the quarter and six months ended September 30, 2005, respectively. This decline is a result of our largest competitor being added to the Time Warner VOD platform during the third quarter of our prior fiscal year. In addition, a few smaller MSOs added adult VOD content from other competitors during the prior fiscal year. This decline in cable VOD revenue was partially offset by an increase in VOD revenue as a result of new VOD launches with Adelphia Communications Corporation and Comcast Corporation.

C-BAND REVENUE

The 30% and 29% decline in C-Band revenue for the quarter and six months ended September 30, 2005, is a result of the continued decline of the C-Band market as consumers convert from C-Band

“big dish” analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has decreased 44% since September 30, 2004, from 316,000 addressable subscribers to 176,000 addressable subscribers as of September 30, 2005.

Providing our two networks to the C-Band market continues to be profitable for us. We generated operating margins of 60% for both the quarter and six months ended September 30, 2005, respectively, as compared to 52% and 49% for the quarter and six months ended September 30, 2004, respectively. We will continue to closely monitor this business and discontinue providing our content to this platform if margins erode to an unacceptable level. Currently, we anticipate that we will continue to provide content to this platform through our 2007 fiscal year.

COST OF SALES

Our cost of sales consists of expenses associated with our digital broadcast facility, satellite uplinking, satellite transponder leases, programming acquisition and conforming costs, VOD transport costs, amortization of content licenses, and our in-house call center operations related to our C-Band business.

The 11% and 8% decline in our cost of sales year-over-year for the quarter and six months, respectively, is primarily related to a 22% and 25% decline in our transponder and uplinking costs for the quarter and six-months ended September 30, 2005, respectively, due to the renegotiation of our contracts for these services; a 33% and 37% decrease in our call center costs for the quarter and six months ended September 30, 2005, respectively, which we utilize for our C-Band services; and a 50% and 47% decline in depreciation and operating lease costs for the quarter and six months ended September 30, 2005, respectively. Beginning with our fourth quarter, we expect to save approximately $0.3 million annually due to the renegotiation of our monthly digital transponder lease.

OPERATING INCOME

Operating income increased 2% for the quarter ended September 30, 2005 as a result of an 11% decline in cost of sales and a 15% decline in operating expenses, which served to offset the 5% decline in revenue for this period. Gross margins for the quarter increased to 68% from 66% for the quarter a year ago due to the decline in cost of sales. Operating expenses as a percentage of revenue declined to 16% for the current year quarter from 18% for the quarter a year ago as a result of the 15% decline in operating expenses.

Operating expenses declined 15% from the quarter a year ago due to a decline in sales commission expense, a decline in amortization expense related to a fully amortized intangible asset, and a decline in brand promotion expenses for a consumer outreach event held during the prior year quarter to promote the TEN brand and services.

Operating income declined 4% for the six months ended September 30, 2005 as a result of a 5% decline in net revenue, which was only slightly offset by an 8% decline in cost of sales. Operating expenses were flat year-over-year for the six-month period. Gross margins increased to 68% for the six-month period ended September 30, 2005, from 67% for the same period a year ago. Operating expenses as a percentage of revenue were 18% for the six-month period ended September 30, 2005 and 2004, respectively.

During the six-month period ended September 30, 2005,we experienced an increase in costs related to our in-house promotions department, which creates the interstitial and branding elements for our services, due to an increase in payroll and benefit costs and an increase in costs related to the creation of ads for our networks. This increase in operating expenses was offset by a decline in operating lease costs and a decline in amortization expense related to a fully amortized intangible asset.

INTERNET GROUP

The following table sets forth certain financial information for the Internet Group for the quarter and six months ended September 30, 2005 and 2004:

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In Millions) Year-to-Date September 30,		Year-to-Date Percent Change
	2005	2004	’05 vs’04	2005	2004	’05 vs’04
Net Revenue
Net Membership	$0.6	$0.6	0%	$1.2	$1.2	0%
Sale of Content	0.0	0.1	(100%)	0.1	0.2	(50%)

Total	$0.6	$0.7	(14%)	$1.3	$1.4	(7%)

Cost of Sales	$0.2	$0.3	(33%)	$0.5	$0.6	(17%)

Gross Profit	$0.4	$0.4	0%	$0.8	$0.8	0%

Gross Margin	67%	57%		62%	57%

Operating Expenses	0.3	0.3	0%	$0.6	$0.8	(25%)

Operating Income	$0.1	$0.1	0%	$0.2	$—	n/a

NET REVENUE

Net membership revenue was flat for the quarter and six months ended September 30, 2005 as we continue to experience the erosion of the sale of monthly memberships to our website, www.ten.com. We are experimenting with different pricing points and methods of billing for our membership website. During the quarter ended September 30, 2004, we increased the price of our website from $19.95 per month to $29.95 per month. At the same time, we began to offer a three-month membership for $74.95. These new price points, which apply only to new members, have helped to stabilize our revenue even as traffic to our site continues to decline. During our current fiscal year, we expect to offer members the ability to utilize pay-per-minute and pay-per-view as alternative billing options to the current recurring monthly membership model. We believe that these alternative billing methods will result in increased revenue for our website.

The quarter and six-month decline in revenue from the sale of content products is due to a continued softening in demand for content by third-party webmasters. We are experimenting with alternative billing methods for our content products as well, allowing webmasters to pay for the content based on the amount of bandwidth utilized as opposed to a flat monthly fee. We are also working to encode our video library within a digital rights management package, which will allow us to provide our video library to webmasters on a pay-per-view and pay-per-minute basis.

To date, we have not generated any material revenue related to the distribution of our content to domestic or international wireless platforms. We expect to generate revenue from this platform during the third and fourth quarter of our current fiscal year. If this revenue stream becomes material we will show it as a separate revenue line item within the Internet segment.

COST OF SALES

Cost of sales consists of fixed and variable expenses associated with the processing of credit cards, bandwidth, traffic acquisition costs, content costs and depreciation of assets related to our Internet infrastructure.

The 33% and 17% decrease in cost of sales for the quarter and six months ended September 30, 2005, respectively, is related to declines in traffic acquisition, bandwidth and depreciation expenses.

OPERATING INCOME

Operating income was flat year-over-year for the quarter due to a decline in revenue and a corresponding decrease in cost of sales. Operating expenses were flat year-over-year for the quarter. Legal expenses and outside services declined from the prior year quarter, while expenses related to the development and distribution of content to wireless platforms offset this decrease.

Operating income increased from $0 to $0.2 million for the six months ended September 30, 2005 due to a 25% decline in operating expenses. The decline in operating expenses is related to a $0.2 million non-recurring charge for the settlement of a lawsuit incurred during the quarter ended June 30, 2004. Excluding this charge, operating expenses were flat year-over-year for the six months ended September 30, 2005. Declines in legal costs (excluding the one-time charge) and outside services were offset by an increase in expenses related to the development and distribution of content to wireless platforms.

CORPORATE ADMINISTRATION

The following table sets forth certain financial information for our Corporate Administration expenses for the quarter and six months ended September 30, 2005 and 2004:

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In Millions) Year-to-Date September 30,		Year-to-Date Percent Change
	2005	2004	’05 vs’04	2005	2004	’05 vs’04
Operating Expenses	$(1.7)	$(1.2)	42%	$(3.0)	$(2.5)	20%

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

The 42% and 20% increase in corporate administration expenses for the quarter and six months ended September 30, 2005, respectively, is related to an increase in legal fees for a lawsuit that went to trial during the current year quarter. We prevailed in the lawsuit and there are no further expenses related to this lawsuit expected in future periods. In addition, we experienced an increase in payroll and benefit costs related to additional accounting personnel hired during the prior year and increases in the annual salaries of our executives. Consulting fees also increased during the current year quarter and six months ended September 30, 2005, related to fees paid to an investment banking firm hired by our Board to analyze strategic alternatives.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES AND INVESTING ACTIVITIES:

Our statements of cash flows are summarized as follows (in millions):

	Six Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$8.6	$9.2

Cash flows used in investing activities:
Purchases of equipment and furniture	(0.2)	(0.6)
Purchase of investments	(24.5)	(10.2)
Sale/Redemption of investments	13.8	1.9

Net cash used in investing activities	$(10.9)	$(8.9)

The decrease in cash provided by operating activities year-over-year for the six-month period is primarily related to a decline in profits for the six months ended September 30, 2005 as compared to September 30, 2004. The following items also impacted our cash flows from operations for the six months ended September 30, 2005:

      • Accounts receivable decreased by $1.7 million

      • Prepaid distributions rights (content licensing) increased by $1.6 million

      • Accounts payable and accrued expenses decreased by $1.0 million

The increase in cash used in investing activities year-over-year for the six-month period is related to the net purchase of investments as we continue to invest our excess cash balances in marketable securities and certificates of deposit. Capital expenditures were immaterial for the six months ended September 30, 2005. During the six months ended September 30, 2004, we purchased $0.6 million in equipment, which was related to the final improvements made to our broadcast facility in the amount of $0.2 million and the purchase of servers, computers, conforming and broadcast equipment in the amount of $0.4 million.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Our cash flows provided by financing activities are as follows (in millions):

	Six Months Ended September 30,
	2005	2004
Cash flows provided by financing activities:
Payments on capital lease obligations	$(0.1)	$(0.2)
Increase (decrease) notes payable	0.0	(0.4)
Issuance of Common Stock	0.7	1.6
Decrease in other financing obligations	(0.1)	(0.1)

Net cash provided by (used in) financing activities	$0.5	$0.9

During the six months ended September 30, 2004 we repaid our $0.4 million secured note payable that was due to an unrelated third party. Our remaining debt is primarily related to capital lease obligations and other financing obligations. Interest expense is expected to be immaterial during the current fiscal year.

We currently have a $3 million line of credit available with a bank that expires in July 2006. The interest rate applied to the line of credit is variable based on the current prime rate. The balance on the line of credit is $0. The line of credit is secured by the Pay TV Group’s trade account receivables and requires that we comply with certain financial covenants and ratios.

If we were to lose our three major customers that account for 37%, 15% and 12% of our revenue for the six months ended September 30, 2005, respectively, our ability to fund our operating requirements would be severely impaired.

We will be a full taxpayer during our current fiscal year and anticipate that our effective rate will be approximately 37%.

Our Pay TV Group executed a new agreement for our digital satellite transponder lease during the quarter ended September 30, 2005. This contract commits us to $2.8 million over 60 months beginning January 2006.

Our Board of Directors is currently considering strategic options to improve the profitability and growth prospects of the Company. Some of these strategic options may require a use of cash. We are currently unable to determine the amount of cash that would be used as a result of these strategic options.

We believe that our current cash balances and cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures that may be incurred can be financed through our cash flows from operations. We anticipate total capital expenditures for the current fiscal year to be less than $1.0 million.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued No. 123R, “Accounting for Stock-Based Compensation”. This Statement supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity, in an exchange for goods or services, incurs liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company will adopt SFAS 123R as of April 1, 2006 using the Modified Prospective Method. The Company has not yet determined what effect SFAS 123R will have on the Company’s financial statements.

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

Interest Rate Sensitivity. As of September 30, 2005, the Company had cash in checking and money market accounts, certificates of deposits, and marketable securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company’s borrowings are at fixed interest rates, limiting the Company’s exposure to interest rate risk.

Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information related to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held an annual meeting of its shareholders on August 11, 2005 (the Annual Meeting).

(b) The Annual Meeting involved the election of directors. The directors elected at the meeting were Michael Weiner, Alan L. Isaacman, Hiram J. Woo, David Nicholas, Melissa Hubbard and Dr. Skender Fani.

(c) Two matters were voted on at the Annual Meeting, as follows:

(i) The election of six directors to the Board of Directors for the following year and until their successors are elected.

The votes were cast for this matter as follows:

	For	Against	Abstain	Withheld	Broker Non-Vote
Michael Weiner	16,943,773	0	0	4,708,825	0
Alan L. Isaacman	16,792,874	0	0	4,859,724	0
Hiram J. Woo	16,931,795	0	0	4,720,803	0
David Nicholas	16,939,638	0	0	4,712,960	0
Melissa Hubbard	16,789,549	0	0	4,863,049	0
Dr. Skender Fani	16,940,677	0	0	4,711,921	0

(ii) The ratification of the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending March 31, 2006.

The votes were cast for this matter as follows:

For	Against	Abstain	Withheld	Broker Non-Vote
20,924,178	686,509	41,911	0	0

ITEM 6. EXHIBITS

a) Exhibits

31.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.01	Amendment No. 3 to Contract Number T70112100 between Colorado Satellite Broadcasting, Inc. and Intelsat USA Sales Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.

Karyn L. Miller
Chief Financial Officer
(Principal Accounting Officer)

Dated: November 7, 2005