Form 10-Q
period 2005-12-31
NEW FRONTIER MEDIA INC
filed 2006-02-09
CIK 847383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

For the quarterly period ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerator filer, or a non-accerator filer. See defintion of “accelerator filer and large accelerator filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐      Accelerated Filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of February 3, 2006, 22,876,022 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q
NEW FRONTIER MEDIA, INC.
Index

		Page Number
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheets	3-4
	Consolidated Condensed Statements of Operations	5
	Consolidated Condensed Statements of Cash Flows	6
	Consolidated Condensed Statements of Comprehensive Income	7
	Consolidated Condensed Statements of Changes in Shareholders’ Equity	8
	Notes to Consolidated Condensed Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
Part II.	Other Information
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6.	Exhibits	27
SIGNATURES		28

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(in 000s except share data)

ASSETS

	(Unaudited) December 31, 2005	March 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$22,910	$18,403
Marketable securities	15,192	9,075
Accounts receivable, net of allowance for doubtful accounts of $21 and $24, respectively	9,195	8,034
Prepaid expenses	568	529
Deferred tax asset	404	382
Income taxes receivable	—	157
Other	422	564

TOTAL CURRENT ASSETS	48,691	37,144

FURNITURE AND EQUIPMENT, net	3,874	4,191

OTHER ASSETS:
Prepaid distribution rights, net	9,088	9,721
Marketable Securities	3,888	4,547
Deferred tax asset	83	—
Goodwill	3,743	3,743
Other identifiable intangible assets, net	17	101
Other	938	837

TOTAL OTHER ASSETS	17,757	18,949

TOTAL ASSETS	$70,322	$60,284

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (CONTINUED)
(in 000s except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited) December 31, 2005	March 31, 2005
CURRENT LIABILITIES:
Accounts payable	$1,537	$1,868
Current portion of obligations under capital leases	19	154
Deferred revenue	509	484
Current portion of notes payable	—	275
Taxes payable	1,597	—
Accrued liabilities	2,941	2,871

TOTAL CURRENT LIABILITIES	6,603	5,652

LONG-TERM LIABILITIES:
Deferred rent	204	205
Deferred tax liability	—	5
Deferred lease incentive liability	679	756

TOTAL LONG-TERM LIABILITIES	883	966

TOTAL LIABILITIES	7,486	6,618

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $.0001 par value, 50,000,000 shares authorized, 22,870,916 and 22,574,854, shares issued and outstanding at December 31, 2005 and March 31, 2005, respectively	2	2
Preferred stock, $.10 par value, 5,000,000 shares authorized:
Class A, no shares issued and outstanding	—	—
Class B, no shares issued and outstanding	—	—
Additional paid-in capital	56,393	55,173
Accumulated earnings (deficit)	6,528	(1,454)
Accumulated other comprehensive loss	(87)	(55)

TOTAL SHAREHOLDERS’ EQUITY	62,836	53,666

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$70,322	$60,284

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(in 000s except per share data)

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2005	2004	2005	2004
NET SALES	$11,524	$11,991	$33,912	$35,493
COST OF SALES	3,441	4,000	10,735	12,078

GROSS MARGIN	8,083	7,991	23,177	23,415

OPERATING EXPENSES:
Sales and marketing	1,237	1,084	3,654	3,410
General and administrative	2,598	2,615	7,708	7,499
Restructuring expense	—	(146)	—	(146)

TOTAL OPERATING EXPENSES	3,835	3,553	11,362	10,763

OPERATING INCOME	4,248	4,438	11,815	12,652

OTHER INCOME (EXPENSE):
Interest income	369	120	893	235
Interest expense	(9)	(23)	(38)	(85)
Other income	13	21	14	45

TOTAL OTHER INCOME	373	118	869	195

NET INCOME BEFORE PROVISION FOR INCOME TAXES	4,621	4,556	12,684	12,847
Provision for income taxes	(1,743)	(1,632)	(4,702)	(4,133)

NET INCOME	$2,878	$2,924	$7,982	$8,714

Basic income per share	$0.13	$0.13	$0.35	$0.39

Diluted income per share	$0.12	$0.13	$0.34	$0.38

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(in 000s)

	(Unaudited) Nine Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,982	$8,714
Adjustments to reconcile net income to net cash provided by operating activities:
Tax provision for capital transaction	—	(1,122)
Depreciation and amortization	4,078	4,480
Tax benefit from option/warrant exercise	494	3,221
(Increase) Decrease in operating assets
Accounts receivable	(1,161)	(566)
Prepaid expenses and other current assets	267	(448)
Prepaid distribution rights	(2,446)	(1,489)
Deferred tax asset	(97)	(534)
Other assets	(110)	127
Increase (Decrease) in operating liabilities
Accounts payable	(331)	(249)
Deferred revenue, net	25	(587)
Taxes payable	1,597	2,392
Deferred tax liability	8	170
Accrued liabilities and other currrent liabilities	(7)	(423)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,299	13,686

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(35,513)	(17,512)
Redemption of marketable securities	30,003	5,939
Purchase of equipment and furniture	(598)	(1,034)

NET CASH USED IN INVESTING ACTIVITIES	(6,108)	(12,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(135)	(290)
Decrease in note payable	—	(400)
Proceeds from exercise of stock options/warrants	726	1,891
Decrease in other financing obligations	(275)	(184)

NET CASH PROVIDED BY FINANCING ACTIVITIES	316	1,017

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,507	2,096
CASH AND CASH EQUIVALENTS, beginning of period	18,403	15,352

CASH AND CASH EQUIVALENTS, end of period	$22,910	$17,448

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(in 000s)

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2005	2004	2005	2004
Net income	$2,878	$2,924	$7,982	$8,714
Other comprehensive loss Unrealized loss on available-for-sale marketable securities, net of tax	(13)	(39)	(32)	(42)

Total comprehensive income	$2,865	$2,885	$7,950	$8,672

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in 000s)

	(Unaudited) Nine Months Ended December 31,
	2005	2004
COMMON STOCK
Balance at beginning of period	$2	$2

Balance at end of period	2	2

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	55,173	49,590
Exercise of stock options/warrants	726	2,450
Tax benefit for stock option/warrant exercise	494	3,221
Tax provision for capital transaction	—	(1,122)
Retirement of stock	—	(559)

Balance at end of period	56,393	53,580

ACCUMULATED EARNINGS (DEFICIT)
Balance at beginning of period	(1,454)	(12,576)
Net income	7,982	8,714

Balance at end of period	6,528	(3,862)

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of year	(55)	—
Unrealized losses on available-for-sale securities	(32)	(42)

Balance at end of period	(87)	(42)

TOTAL SHAREHOLDERS’ EQUITY	$62,836	$49,678

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization

The accompanying financial statements of New Frontier Media Inc. (“New Frontier Media”, the “Company” or “we” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. Management believes these statements include all adjustments considered necessary for a fair presentation of financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s latest annual report on Form 10-K.

The results of operations for the quarter and nine-month period ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Interactive Gallery (“IGI”), a division of New Frontier Media, aggregates and resells adult content over the Internet. IGI sells content to monthly subscribers through its broadband site, www.TEN.com, partners with third-party gate-keepers for the distribution of www.TEN.com, wholesales pre-packaged content to various webmasters, and aggregates and resells adult content to wireless carriers in the United States and internationally.

Significant Accounting Policies

 Principles Of Consolidation

The accompanying consolidated financial statements include the accounts of New Frontier Media and its majority owned subsidiaries (collectively hereinafter referred to as “New Frontier Media” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Use Of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by management in several areas, including, but not limited to, the realizability of accounts receivable, accrued restructuring expenses, the valuation of chargebacks and reserves, the valuation allowance associated with deferred income tax assets and the expected useful life and valuation of our prepaid distribution rights. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Adjustments to Financial Statements

During the period ended December 31, 2005, management determined that certain lease incentives received by the Company at the inception of two leases, having a net carrying value of approximately $756,000 at March 31, 2005, should have been recognized as an increase to leasehold improvements with a corresponding increase to deferred lease incentive liability. Both the asset and liability will be amortized on a straight-line basis, over the life of the lease as an increase to amortization expense and reduction in rent expense, respectively. The Company has adjusted the accompanying financial statements as follows to reflect the proper accounting for the lease incentives:

Furniture and equipment, net previously reported as $3,435,000 as of March 31, 2005, has been increased by $756,000. Deferred lease incentive liability, previously reported as $0 as of March 31, 2005 has been increased by $756,000. These adjustments have no impact on operating income, net income or on net cash flows from operations for the current or prior periods.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure”, which was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

Pro forma information regarding net income and income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average for the nine months ended December 31, 2005: risk free interest rate of 3.97%; dividend yield of 0%; expected lives of 4 years; and expected volatility of 66%. No options were granted during the quarter ended December 31, 2005. For the nine months ended December 31, 2004; risk free interest rate of 3.73%; dividend yield of 0%; expected lives of 2 years; and expected volatility of 78%. No options were granted during the quarter ended December 31, 2004.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per common share had compensation

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs for the Company’s stock option plans been determined based on fair value at the date of grant consistent with the provisions of SFAS No. 123 for the quarter and nine months ended December 31, 2005 and 2004 are as follows (in thousands, except per share data):

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2005	2004	2005	2004
Net income
As reported	$2,878	$2,924	$7,982	$8,714
Deduct:
Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of tax	(212)	(61)	(522)	(260)

Pro forma	$2,666	$2,863	$7,460	$8,454

Basic income per share
As reported	$0.13	$0.13	$0.35	$0.39
Pro forma	$0.12	$0.13	$0.33	$0.38
Diluted income per share
As reported	$0.12	$0.13	$0.34	$0.38
Pro forma	$0.11	$0.13	$0.32	$0.37

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued No. 123R, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25 and its related implementation guidance and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased or cancelled after that date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity, in an exchange for goods or services, incurs liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value-based method. The Company will adopt SFAS 123R as of April 1, 2006 using the Modified Prospective Method. The Company has not yet determined what effect SFAS 123R will have on the Company’s financial statements.

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

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands except per share data):

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2005	2004	2005	2004
Net income	$2,878	$2,924	$7,982	$8,714

Average outstanding shares of common stock	22,863	21,995	22,738	22,194
Dilutive effect of Warrants/Employee Stock Options	395	869	458	949

Common stock and common stock equivalents	23,258	22,864	23,196	23,143

Basic income per share	$0.13	$0.13	$0.35	$0.39

Diluted income per share	$0.12	$0.13	$0.34	$0.38

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants were equal to or greater than the average market price of the common shares were approximately 1,191,000 and 487,500 for the quarter and nine months ended December 31, 2005, respectively; and 176,000 for the quarter and nine months ended December 31, 2004. Inclusion of these options and warrants would be antidilutive.

NOTE 3 — SEGMENT INFORMATION

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management.

The Company has the following two reportable segments:

      •   Pay TV Group — distributes branded adult entertainment programming networks and Video-On-Demand (“VOD”) content through electronic distribution platforms including cable television, C-Band, and Direct Broadcast Satellite (“DBS”)

      •   Internet Group — aggregates and resells adult content via the Internet. The Internet Group sells content to monthly subscribers through its broadband site, www.ten.com, partners with third-party gatekeepers for the distribution of www.ten.com, wholesales pre-packaged content to various webmasters, and aggregates and resells adult content to wireless platforms in the United States and internationally.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2005	2004	2005	2004
NET SALES
Pay TV	$10,877	$11,278	$32,002	$33,416
Internet Group	647	713	1,910	2,077

Total	$11,524	$11,991	$33,912	$35,493

SEGMENT PROFIT
Pay TV	$5,665	$5,669	$16,033	$16,453
Internet Group	88	308	280	282
Corporate Administration	(1,132)	(1,421)	(3,629)	(3,888)

Total	$4,621	$4,556	$12,684	$12,847

INTEREST INCOME
Pay TV	11	—	11	—
Corporate Administration	$358	$120	$882	$235

Total	$369	$120	$893	$235

INTEREST EXPENSE
Pay TV	$4	$16	$23	$62
Internet Group	1	2	3	11
Corporate Administration	4	5	12	12

Total	$9	$23	$38	$85

DEPRECIATION AND AMORTIZATION
Pay TV	$1,225	$1,387	$3,864	$4,233
Internet Group	76	79	207	242
Corporate Administration	3	—	7	5

Total	$1,304	$1,466	$4,078	$4,480

	(Unaudited) December 31, 2005	March 31, 2005
IDENTIFIABLE ASSETS
Pay TV	$72,748	$57,310
Internet Group	14,815	14,541
Corporate Administration	45,675	35,670
Eliminations	(62,916)	(47,237)

Total	$70,322	$60,284

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

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2005	2004	2005	2004
EchoStar	38%	34%	37%	34%
Time Warner	14%	17%	14%	19%
Comcast	12%	12%	12%	10%

At December 31, 2005 and March 31, 2005, accounts receivable from EchoStar was approximately $4,996,000 and $4,123,000, respectively. At December 31, 2005 and March 31, 2005, accounts receivable from Time Warner was approximately $844,000 and $865,000, respectively. At December 31, 2005 and March 31, 2005, accounts receivable from Comcast was approximately $1,144,000 and $1,093,000, respectively. The loss of any of the Company’s major customers could have a materially adverse effect on the Company’s business, operating results and/or financial condition.

NOTE 5 — STOCK OPTIONS

During the quarter ended September 30, 2005, the Company issued 730,000 options to executives, certain employees and members of the Board of Directors from the 2000 incentive stock option plan.

NOTE 6 — FINANCIAL ARRANGEMENTS

During the quarter ended June 30, 2004, the company obtained a $3 million line of credit from an outside financial institution. The line of credit expired in June of 2005 and was renewed in July 2005. The line is secured by the Pay TV Group’s trade accounts receivable. The interest rate applied on the line of credit is variable based on the current prime rate. The line of credit requires that the Company maintain certain restrictive financial covenants and ratios. The Company has not drawn down on the line of credit during the quarter and nine months ended December 31, 2005.

NOTE 7 — INVESTMENTS

Investments in debt securities are required to be categorized as either trading, available-for-sale or held-to-maturity. On December 31, 2005, the Company had no trading or held-to-maturity securities. Debt securities categorized as available-for-sale are reported at fair value as follows:

		Gross Unrealized
	Gross Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$490	$—	$(1)	$489
Floating rate securities	3,000	—	—	3,000
Mortgage-backed securities	10,915	—	(61)	10,854
Corporate debt securities	1,994	—	(46)	1,948
Debt securities issued by the US Treasury	1,046	—	(6)	1,040
Municipal securities	1,756	—	(7)	1,749

Total available-for-sale securities	$19,201	$—	$(121)	$19,080

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The contractual maturities of these investments as of December 31, 2005, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2006	$4,441	$4,442
2007	12,789	12,698
2008	1,971	1,940

Total Available-for-Sale Securities	$19,201	$19,080

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

Future minimum payments under this contract as of December 31, 2005 are as follows (in thousands):

Year Ended March 31,	Transponder Agreement
2006	$138
2007	554
2008	554
2009	554
2010	554
2011	415

Total Payments	$2,769

NOTE 10 — LITIGATION

In the normal course of business, the Company is subject to various other lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 11 — SUBSEQUENT EVENTS

In January 2006, the Company entered into an employment contract with the Vice President of Marketing and Corporate Strategy. This contract commenced January 20, 2006 and ends July 31, 2008. Yearly compensation is $306,000. A one time signing bonus and relocation assistance of $25,000 was

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

granted. Additionally, 125,000 stock options were issued at 110% of the closing stock price on commencement date.

On February 7, 2006, the Company announced that they had entered into a stock purchase agreement to acquire MRG Entertainment, Inc. and its affiliated companies. Under the terms of the agreement the Company has agreed to pay $15 million in cash, $5 million of New Frontier Media, Inc. common stock, as well as a three-year performance-based incentive of $2 million payable in cash in accordance with and subject to the provisions of an earnout agreement. In addition, the Company will be paying down MRG Entertainment’s line of credit which is currently estimated at $3.4 million. The Company expects to incur approximately $1.0 million of acquisition related costs.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to retain our three major customers that account for approximately 37%, 14% and 12%, respectively, of our total revenue for the nine months ended December 31, 2005; 2) our ability to maintain the license fee structure currently in place with our customers; 3) our ability to compete effectively for quality content with our Pay TV Group’s primary competitor who has significantly greater resources than us; 4) our ability to compete effectively with our Pay TV Group’s major competitor or any other competitors that may distribute adult content to Cable MSOs, DBS providers, or to the hotel industry; 5) our ability to retain our key executives; 6) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 7) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

EXECUTIVE SUMMARY

Our goal is to be the leading provider in the electronic distribution of high-quality adult entertainment via cable, satellite, broadband, and wireless platforms. We operate our Company in two different segments — Pay TV and Internet. Our core business resides within the Pay TV segment and this is where the majority of our financial and human resources are concentrated.

Pay TV Segment

Our Pay TV segment is focused on the distribution of its seven pay-per-view (“PPV”) networks and its Video-on-Demand (“VOD”) service to cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers. In addition, the Pay TV Group has had success in delivering its VOD service to hotel rooms through its current distribution arrangement with On Command Corporation (“On Command”) and, beginning this current fiscal quarter, with Hospitality Network. The Pay TV Group earns a percentage of revenue on each PPV, subscription, or VOD transaction related to its services. Revenue growth is expected to occur as the Pay TV Group launches its services to new cable MSOs or DBS providers, experiences growth in the number of digital subscribers for systems where its services are currently distributed (“on-line growth”), and launches additional services with its existing cable/DBS partners. Revenue growth is also expected to occur as the Pay TV Group experiences new and on-line growth for its VOD service, is able to effect increases in the retail price of its products, and is able to increase the buy rates for its products. The Pay TV Group seeks to achieve distribution averaging four services on every digital platform in the U.S. Based on the current market of 27 million DBS households (from public filings) and 27.6 million digital cable households (as of September 2005, per the National Cable Television Association (“NCTA”)), the Pay TV Group, with 89 million network households, currently has approximately 41% of its defined market share.

Pay TV Group revenue for the quarter ended December 31, 2005 was primarily impacted by:

      • Increased competition in the cable and hotel VOD market

      • Growth in our PPV revenue primarily attributable to our most recent agreement with Cox Communications, Inc.

      • Certain cable systems removing adult from their PPV platforms in an effort to transition customers to VOD only

Revenue from the Pay TV Group’s VOD service became a significant part of its overall revenue mix during the fiscal year ended March 31, 2005, as cable operators upgraded their systems to deliver content in this manner. The Pay TV Group currently delivers its VOD content to 21.7 million cable network households as compared to 16.2 million a year ago, as well as to 690,000 hotel rooms through its distribution arrangement with On Command. In October we began to distribute our VOD content to Hospitality Network, which distributes content to 125,000 hotel rooms in several cities, including Las Vegas and Atlantic City.

Prior to the third quarter of our 2005 fiscal year, we were the sole provider of adult VOD content to the two largest U.S. cable MSOs. During the third quarter of our 2005 fiscal year, our primary competitor in this market was added to the Time Warner Cable (“Time Warner”) VOD adult platform. The addition of our primary competitor to this platform resulted in a 25% decline in VOD revenue from Time Warner for our quarter ended December 31, 2005 compared to the same quarter a year ago.

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

We anticipate future launches of our partially edited networks with the largest MSO in the U.S. as this MSO continues to transition its entire platform (both PPV and VOD) from most edited to partially edited content. Toward the end of our current quarter, we launched our TEN service to over 1.5 million network households with this MSO. Additional launches are expected during our next fiscal year.

We are currently negotiating a long-term contract with our largest customer. We anticipate that our license fees may decline as a result of this negotiation. However, we also anticipate the launch of an additional service as well as other favorable changes to this customer’s platform that could mitigate the decline in revenue that may result from any change in our license fees.

The Pay TV Group also provides its two least-edited services to the C-Band market on a direct-to-the-consumer basis. C-Band customers contact the Pay TV Group’s in-house call center directly to purchase the networks on a one-month to three-month subscription basis. The Pay TV Group retains 100% of the revenue from these customers and over 95% of the sales are made via credit cards. This market has been declining for several years as these consumers convert from C-Band big dish analog satellite systems to small DBS dishes. The Pay TV Group has been able to decrease its transponder, uplinking and call center costs related to this business over the years in order to maintain its margins. The Pay TV Group expects continued declines in revenue from this segment of its business during our 2006 and 2007 fiscal years, but will continue to provide content to this platform until the margins erode to an unacceptable level.

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

During the current fiscal year, the Internet Group will be primarily focused on the development of wireless products for distribution both domestically and internationally. To date, we have launched content products such as wallpaper, ring tones, and video content, which are being sold by wireless carriers on an a la carte basis in the U.K., France, Latin America, the U.S. and various other countries. The wireless carrier bills these products directly to its customer and we earn a percentage of the retail price. Our products are currently available to approximately 190 million wireless customers worldwide, including 17.5 million in the U.S. At this time, we are unable to project the revenues associated with this distribution as these products were just recently launched and the platforms we are contracted with only provide remittance information on a quarterly basis. We do not anticipate generating any material revenue from this platform during our current fiscal year.

PAY TV GROUP

The following table outlines the current distribution environment and network households for each network:

		Estimated Network Households(2) (in thousands)
Network	Distribution Method	As of December 31, 2005	As of December 31, 2004	% Change
Pleasure	Cable/DBS	7,700	8,100	(5%)
TEN	Cable/DBS	18,900	15,900	19%
TEN*Clips	Cable/DBS	17,900	16,200	10%
Video-On-Demand	Cable	21,700	16,200	34%
TEN*Blue	Cable	3,600	2,800	29%
TEN*Blox	Cable	7,300	5,000	46%
TEN*Xtsy	C-band/Cable/DBS	11,700	11,000	6	%(1)
TEN*Max	C-band/Cable	211	300	(30	%)(1)

Total Network Households		89,011	75,500

(1) % change gives effect to a 44% decline in the C-band market’s total addressable households. Total addressable C-Band households declined from 261,000 as of December 31, 2004 to 145,000 as of December 31, 2005.

(2) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group’s channels, since each network represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as 26.3 million and 21.0 million digital cable homes as of December 31, 2005 and 2004, respectively, and 11.2 million and 10.5 million DBS homes as of December 31, 2005 and 2004, respectively.

The following table sets forth certain financial information for the Pay TV Group for the quarter and nine months ended December 31, 2005 and 2004:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to-Date Percent Change
	2005	2004	’05 vs’04	2005	2004	’05 vs’04
Net Revenue
PPV - Cable/DBS	$6.2	$6.3	(2%)	$18.3	$18.1	1%
VOD - Cable/Hotel	4.0	4.1	(2%)	11.5	12.3	(7%)
C-Band	0.7	0.9	(22%)	2.2	3.0	(27%)

Total	10.9	11.3	(4%)	32.0	33.4	(4%)
Cost of Sales	3.2	3.7	(14%)	10.0	11.1	(10%)

Gross Profit	$7.7	$7.6	1%	$22.0	$22.3	(1%)

Gross Margin	71%	67%		69%	67%

Operating Expenses	2.1	1.9	11%	6.0	5.8	3%

Operating Income	$5.6	$5.7	(2%)	$16.0	$16.5	(3%)

NET REVENUE

PPV — Cable/DBS

Our PPV-Cable/DBS revenue declined slightly year-over-year for the quarter and increased slightly for the nine-month period ended December 31, 2005. During the quarter and nine-month period ended December 31, 2005, we experienced an increase in our cable/DBS PPV revenue as a result of new launches for TEN*Blue and TEN*Blox by Cox Communications, Inc. (“Cox”). We signed a distribution agreement with Cox in March 2004, and we began to see initial launches with their affiliated systems during the quarter ended September 30, 2004. Launches with Cox affiliated systems have continued over the past twelve months.

The increase in our cable/DBS PPV revenue generated by launches with Cox affiliated systems was offset by a decline in PPV revenue earned from the largest affiliated system of Time Warner and from certain affiliated systems of Charter Communications, Inc. (“Charter”). During the past twelve months, some affiliated systems of Charter and the largest affiliated system of Time Warner removed most of their adult content from their digital PPV platforms in an attempt to transition customers from digital PPV to VOD only. However, during the current year quarter, the largest affiliated system of Time Warner re-launched our TEN*Blox network on its PPV platform in order to recapture these lost buys.

Additionally, we have experienced declines in revenue from our Pleasure network during the quarter and nine-months ended December 31, 2005 due to the largest MSO changing the editing standard of its VOD content to partially edited from most edited, thereby driving buys to its VOD platform.

Revenue generated by our three services on the DISH platform increased 5% and 3% for the quarter and nine-months ended December 31, 2005, respectively.

VOD — Cable/Hotel

The 3% and 7% decline in our VOD - cable/hotel revenue for the quarter and nine months ended December 31, 2005, respectively, is due to an increase in competition in both markets. Revenue from our hotel VOD service provided to On Command declined 23% and 25% for the quarter and nine-months ended December 31, 2005, respectively. This decline is a result of On Command adding content from other providers to their platform and from a decline in the number of hotel rooms to which On Command is providing in-room entertainment. We continue to provide over 60% of the adult VOD content to this platform. Revenue earned during the current quarter from Hospitality Network was nominal and is not expected to be material to this revenue stream in future quarters.

Revenue from our cable VOD service declined 1% and 4% for the quarter and nine-months ended December 31, 2005, respectively. This decline is a result of our largest competitor being added to the Time Warner VOD platform during the third quarter of our prior fiscal year. In addition, a few smaller MSOs added adult VOD content from other competitors during the prior fiscal year. This decline in cable VOD revenue was partially offset by an increase in VOD revenue as a result of new VOD launches with Adelphia Communications Corporation and Comcast Corporation.

C-BAND REVENUE

The 22% and 27% decline in C-Band revenue for the quarter and nine months ended December 31, 2005, is a result of the continued decline of the C-Band market as consumers convert from C-Band “big dish” analog satellite systems to small DBS dishes. The C-Band market has decreased 44% since December 31, 2004, from 261,000 addressable subscribers to 145,000 addressable subscribers as of December 31, 2005.

Providing our two networks to the C-Band market continues to be profitable for us. We generated operating margins of 56% and 58% for the quarter and nine months ended December 31, 2005, respectively, as compared to 49% for both the quarter and nine months ended December 31, 2004, respectively. We will continue to closely monitor this business and discontinue providing our content to this platform if margins erode to an unacceptable level. Currently, we anticipate that we will continue to provide content to this platform through our 2007 fiscal year.

COST OF SALES

Our cost of sales consists of expenses associated with our digital broadcast facility, satellite uplinking, satellite transponder leases, programming acquisition and conforming costs, VOD transport costs, amortization of content licenses, and our in-house call center operations related to our C-Band business.

The 14% and 10% decline in our cost of sales year-over-year for the quarter and nine months, respectively, is primarily related to a 26% and 25% decline in our transponder and uplinking costs for the quarter and nine months ended December 31, 2005, respectively, due to the renegotiation of our contracts for these services; a 21% and 32% decrease in our call center costs for the quarter and nine months ended December 31, 2005, respectively, which we utilize for our C-Band services; a 66% and 51% decline in depreciation and operating lease costs for the quarter and nine months ended December 31, 2005, respectively, as equipment and operating leases reached end of life; and a 27% and 11% decline in VOD transport costs for the quarter and nine months ended December 31, 2005, respectively, due to the utilization of a new vendor for these services. Beginning with our current year fiscal fourth quarter, we expect to save approximately $0.3 million annually due to the renegotiation of our monthly digital transponder lease.

OPERATING INCOME

Operating income declined 2% for the quarter ended December 31, 2005 as a result of a 14% decline in cost of sales, which only partially offset a decline in revenue of 4%. Gross margin for the quarter increased to 71% from 67% for the quarter a year ago due to the decline in cost of sales. Operating expenses as a percentage of revenue increased to 19% for the current year quarter from 17% for the quarter a year ago as a result of an 11% increase in operating expenses and a 4% decline in revenue for the quarter.

Operating expenses increased 11% from the quarter a year ago primarily due to an increase in sales commissions accrued for the addition of over 6 million new network households during the quarter ended December 31, 2005, as well as sales commissions accrued on other miscellaneous revenue streams.

Operating income declined 3% for the nine months ended December 31, 2005 as a result of a 4% decline in net revenue, which was only partially offset by a 10% decline in cost of sales. Gross margin increased to 69% for the nine-month period ended December 31, 2005, from 67% for the same period a year ago. Operating expenses as a percentage of revenue increased to 19% for the nine-month period ended December 31, 2005, from 17% for the same period a year ago.

The 3% increase in operating expenses for the nine-month period ended December 31, 2005 is primarily related to an increase in sales commissions accrued for activity during the period and an increase in payroll and benefit costs of our in-house promotions department, which creates the interstitial and branding elements for our seven networks and VOD services. This increase in operating costs was partially offset by a decline in operating lease costs and a decline in amortization expense related to a fully amortized intangible asset.

INTERNET GROUP

The following table sets forth certain financial information for the Internet Group for the quarter and nine months ended December 31, 2005 and 2004:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to-Date Percent Change
	2005	2004	’05 vs’04	2005	2004	’05 vs’04
Net Revenue
Net Membership	$0.6	$0.6	0%	$1.7	$1.8	(6%)
Sale of Content	0.1	0.1	0%	0.2	0.3	(33%)

Total	0.7	0.7	0%	1.9	2.1	(10%)
Cost of Sales	0.3	0.3	0%	0.8	0.9	(11%)

Gross Profit	$0.4	$0.4	0%	$1.1	$1.2	(8%)

Gross Margin	57%	57%		58%	57%

Operating Expenses	0.3	0.3	0%	$0.9	$1.1	(18%)
Restructuring Reserve Recovery	0.0	(0.1)	100%	0.0	(0.1)	(100%)

Operating Income	$0.1	$0.2	(50%)	$0.2	$0.2	0%

NET REVENUE

Net membership revenue was flat to slightly down for the quarter and nine months ended December 31, 2005, as we continue to experience the erosion of the sale of monthly memberships to our website, www.ten.com. We are experimenting with different pricing points and methods of billing for our membership website. During the quarter ended September 30, 2004, we increased the price of our website from $19.95 per month to $29.95 per month. At the same time, we began to offer a three-month membership for $74.95. These new price points, which apply only to new members, have helped to stabilize our revenue even as traffic to our site continues to decline.

Revenue from the sale of content was flat to slightly down for the quarter and nine months ended December 31, 2005, due to a continued softening in demand for content by third-party webmasters. We are experimenting with alternative billing methods for our content products as well, allowing webmasters to pay for the content based on the amount of bandwidth utilized as opposed to a flat monthly fee. We are also working to encode our video library within a digital rights management package, which will allow us to provide our video library to webmasters on a pay-per-view and pay-per-minute basis.

To date, we have not generated any material revenue related to the distribution of our content to domestic or international wireless platforms, nor do we anticipate that any material revenue will be generated from the delivery of our content to wireless platforms during our current fiscal year.

COST OF SALES

Cost of sales consists of fixed and variable expenses associated with the processing of credit cards, bandwidth, traffic acquisition costs, content costs and depreciation of assets related to our Internet infrastructure.

Costs of sales were flat to slightly down for the quarter and nine months ended December 31, 2005. Costs related to bandwidth, traffic acquisition costs, and depreciation all declined year-over-year both for the quarter and nine month period. The decline in these costs was only slightly offset by an increase in costs related to additional content acquired for use in our wireless products.

RESTRUCTURING RESERVE RECOVERY

As part of the Internet Group restructurings that were completed during the fiscal years ended March 31, 2002 and 2003, we had accrued approximately $1.6 million for excess office space in Sherman Oaks, California. During the quarter ended December 31, 2004, we reached a final settlement with the landlord on this space. As part of the settlement, we paid $375,000 to the landlord and we were released from any ongoing obligations for this space. Approximately $0.1 million accrued for the rent restructuring reserve was reversed into income during the quarter ended December 31, 2004.

OPERATING INCOME

Operating income declined 50% year-over-year for the quarter due to the release of the restructuring reserve into income during the prior year quarter. Excluding this non-recurring reserve release, operating income would have been flat year-over-year for the quarter.

Our operating expenses were flat year-over-year for the quarter. We did experience a decline in our legal costs and web development costs during the quarter. However, the decline in these costs was offset by an increase in costs related to the development and distribution of content to wireless platforms.

Operating income was flat year-over-year for the nine months ended December 31, 2005 due to the release of the restructuring reserve into income during the prior year. Excluding this non-recurring reserve release, operating income would have increased 50% for the nine months ended December 31, 2005 due to an 18% decline in operating expenses. The decline in operating expenses is related to a $0.2 million non-recurring charge for the settlement of a lawsuit incurred during the quarter ended June 30, 2004 and a decline in web development costs. The decline in these costs was partially offset by an increase in costs related to the development and distribution of content to wireless platforms.

CORPORATE ADMINISTRATION

The following table sets forth certain financial information for our Corporate Administration expenses for the quarter and nine months ended December 31, 2005 and 2004:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to-Date Percent Change
	2005	2004	’05 vs’04	2005	2004	’05 vs’04
Operating Expenses	$(1.5)	$(1.5)	0%	$(4.5)	$(4.1)	10%

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

Corporate administration expenses were flat year over year for the quarter. Accounting fees, bank service fees and outside services declined from the prior year quarter. Accounting fees declined due to lower costs incurred during the current year quarter related to our continued compliance with Section 404 of the Sarbanes-Oxley Act. Bank service fees declined due to a change in our banking relationship, which resulted in lower fees. Outside services declined due to lower fees in the current year quarter related to audits of our MSO contracts. These declines were offset by an increase in Board of Director fees, consulting fees, and payroll costs. Board fees increased because we had one additional Board meeting during the current year quarter as compared to the quarter a year ago. The increase in consulting fees over the prior year quarter is related to fees paid to an investment-banking firm hired by our Board during the current fiscal year to analyze strategic alternatives. Payroll costs increased due to increases in the annual salaries of our executives.

The 10% increase in corporate administration expenses for the nine months ended December 31, 2005 is primarily related to an increase in legal fees, consulting fees and payroll costs. Legal fees increased due to a lawsuit that went to trial during the quarter ended September 30, 2005. We prevailed in the lawsuit and there are no further expenses related to this lawsuit expected during the current fiscal year. The increase in consulting fees is related to the investment banking firm that our Board hired during the year to analyze strategic alternatives for the Company. The increase in payroll costs is due to additional accounting personnel hired during the prior year and increases in the annual salaries of our executives. The increase in these expenses was partially offset by a decline in accounting fees, as the costs to continue to comply with Section 404 of the Sarbanes-Oxley Act are less than the initial implementation costs incurred during the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows From Operating Activities And Investing Activities:

Our statements of cash flows are summarized as follows (in millions):

	Nine Months Ended December 31,
	2005	2004
Net cash provided by operating activities	$10.3	$13.7

Cash flows used in investing activities:
Purchases of equipment and furniture	(0.6)	(1.0)
Purchase of investments	(35.5)	(17.5)
Sale/Redemption of investments	30.0	5.9

Net cash used in investing activities	$(6.1)	$(12.6)

The decrease in cash provided by operating activities year-over-year for the nine-month period is primarily related to a decline in profits for the nine months ended December 31, 2005 as compared to December 31, 2004. The following items also impacted our cash flows from operations for the nine months ended December 31, 2005:

      • Accounts receivable increased by $1.2 million

      • Prepaid distributions rights (content licensing) increased by $2.5 million

The decrease in cash used in investing activities year-over-year for the nine-month period is related to lower net purchases of investments. We started to invest our excess cash balances in marketable securities and certificates of deposit during the prior fiscal year. Since the prior fiscal year was the first year we started to employ this strategy, we had higher net investment purchases in order to invest the initial balances. Capital expenditures of $0.6 million for the nine months ended December 31, 2005, were related to the purchase of software for our wireless platform, editing equipment, descrambling equipment necessary for new cable launches, and miscellaneous computers, servers and software. During the nine months ended December 31, 2004, we purchased $1.0 million in equipment, which were related to the final improvements made to our broadcast facility and the purchase of servers, computers, conforming and broadcast equipment.

Cash flows provided by financing activities

Our cash flows provided by financing activities are as follows (in millions):

	Nine Months Ended December 31,
	2005	2004
Cash flows provided by financing activities:
Payments on capital lease obligations	$(0.1)	$(0.3)
Decrease in notes payable	0.0	(0.4)
Issuance of Common Stock	0.7	1.9
Decrease in other financing obligations	(0.3)	(0.2)

Net cash provided by financing activities	$0.3	$1.0

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

If we were to lose our three major customers that account for 37%, 14% and 12% of our revenue for the nine months ended December 31, 2005, respectively, our ability to fund our operating requirements would be severely impaired.

We will be a full taxpayer during our current fiscal year and anticipate that our effective rate will be approximately 37%.

Our Pay TV Group executed a new agreement for our digital satellite transponder lease during the quarter ended September 30, 2005. This contract commits us to $2.8 million over 60 months beginning January 2006. We entered into a new employment contract with our Vice President of Corporate Marketing and Strategy in January 2006. This employment contract commits us to $0.8 million over 30 months beginning January 20, 2006.

We recently announced the acquisition of MRG Entertainment, Inc. and its affiliated companies. The purchase price for this acquisition is $15 million in cash, $5 million of New Frontier Media, Inc. common stock, as well as a three-year performance incentive of $2 million payable in cash. In addition, we will be paying down MRG Entertainment’s line of credit which is currently estimated at $3.4 million and we expect to incur approximately $1.0 million of acquisition related costs.

During the current quarter, our Board of Directors approved a stock repurchase plan to purchase up to 2,000,000 shares of our stock over 30 months. At our current stock price, this would require a use of cash of approximately $13 million over the next 30 months.

We believe that our current cash balances and cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures that may be incurred can be financed through our cash flows from operations. We anticipate total capital expenditures for the current fiscal year to be less than $1.0 million and content licensing expenditures to be approximately $3.0 million.

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

Interest Rate Sensitivity. As of December 31, 2005, the Company had cash in checking and money market accounts, certificates of deposits, and marketable securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company’s borrowings are at fixed interest rates, limiting the Company’s exposure to interest rate risk.

Foreign Currency Exchange Risk. The Company does not have any foreign currency exposure because it currently does not transact business in foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information related to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the current quarter, the Company announced its intention to complete a 2.0 million-share buy back of its stock over the next 30 month. No repurchases of stock were made during the quarter ended December 31, 2005.

ITEM 6. EXHIBITS

a) Exhibits

31.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.01	Employment Agreement dated January 20, 2006 between New Frontier Media, Inc. and Ira Bahr

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.

Karyn L. Miller
Chief Financial Officer
(Principal Accounting Officer)

Dated: February 9, 2006