Form 10-K
period 2006-03-31
NEW FRONTIER MEDIA INC
filed 2006-06-13
CIK 847383

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Year Ended March 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ YES      ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   ☐ YES      ☒ NO

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   ☒ YES      ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   ☐      Accelerated filer   ☒      Non-Accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of September 30, 2005 was approximately $136,087,000. On such date, the closing price of the Registrant’s common stock, as quoted on the NASDAQ National Market, was $6.02.

The Registrant had 23,835,111 shares of its common. stock outstanding on June 6, 2006.

Documents Incorporated by Reference

The information required in response to Part III of Form 10-K is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Stockholders to be held August 15, 2006.

Form 10-K
Form 10-K for the Fiscal Year ended March 31, 2006
Table of Contents

PART I.

ITEM 1. BUSINESS.

Cautionary Statement Pursuant To Safe Harbor Provisions Of The Private Securities Litigation Reform Act Of 1995

      THIS ANNUAL REPORT ON FORM 10-K AND THE INFORMATION INCORPORATED BY REFERENCE INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY INTENDS FOR THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY’S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE WORDS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “OPTIMISTIC”, “INTEND”, “WILL”, AND SIMILAR EXPRESSIONS ALSO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. SOME OF THESE RISKS ARE DETAILED IN PART I, ITEM 1A “RISK FACTORS” AND ELSEWHERE IN THIS FORM 10-K.

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

      On February 10, 2006, New Frontier Media completed an acquisition of MRG Entertainment, Inc., its subsidiaries and a related company, Lifestyles Entertainment, Inc. (collectively “MRG”).

      New Frontier Media is organized into three reportable segments:

• Pay TV Group — distributes branded adult entertainment programming via Pay-Per-View (“PPV”) networks and Video-on-Demand (“VOD”) content through electronic distribution platforms including cable television, DBS, hotels and C-Band.

• Internet Group — aggregates and resells adult content via the Internet and wireless devices. The Internet Group sells content to monthly subscribers through its broadband web site, www.TEN.com, partners with third-party gatekeepers for the distribution of www.TEN.com, wholesales prepackaged content to various web masters and provides content to wireless carriers both internationally and domestically.

• Film Production Group — derives revenue from three principal businesses: the production and distribution of original motion pictures, series and events (“owned product”); the licensing of domestic third party films in international markets where it acts as a sales agent for the product (“repped product”); and the contract production of one motion picture per year for a third party distributor.

      Information concerning revenue and profit attributable to each of the Company’s business segments is found in Part II, Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and in Part IV, Item 15 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.

PAY TV GROUP
Industry Overview

      New Frontier Media, through its wholly owned subsidiary TEN (also referred to as “Pay TV Group”), is focused on the distribution of adult entertainment programming through electronic distribution platforms including cable television, DBS, hotels and C-band. Adult entertainment content distribution has evolved over the past twenty-five years from home video platforms (video cassette) to cable television systems and DBS providers, and most recently to the Internet and mobile phones. Cable television operators began offering subscription and PPV adult programming from network providers such as Playboy Enterprises, Inc. (“Playboy”) in the early 1980’s.

      Conditional access technology enables cable television operators or satellite providers to sell content as PPV (i.e., individual movie), a timed block of programming, or as an event for a set fee. In addition, it also permits cable television operators or satellite providers to sell the Pay TV Group’s programming on a monthly, quarterly, semiannual and annual basis. PPV and VOD programming competes well with other forms of entertainment because of its relatively low price point. Kagan Research, LLC (“Kagan”), a leader in media research, estimates that adult PPV and VOD revenue generated by cable systems and DBS providers in 2004 was $761 million (most recent data available). As the number of cable operators which offer adult content increases and distributors continue to expand their offerings, Kagan projects revenues from the adult category will grow to $1.4 billion by the year 2014.

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

      The Pay TV Group provides programming on both a PPV and subscription basis to home satellite dish viewers through large backyard satellite dishes receiving a low-power analog or digital signal (C-Band). According to General Instrument Corporation’s (“GI”) Access Control Center reports, the U.S. C-Band market has declined 47% year-over-year, from 232,746 households as of April 2005 to 124,120 as of April 2006.

      The Pay TV Group also provides PPV and subscription programming to small dish viewers receiving a high-power digital signal (via DBS providers such as EchoStar Communications Corporation’s DISH Network). As of March 31, 2006, EchoStar Communications Corporation (“DISH”) and DIRECTV Group, Inc. (“Direct TV”) had 12.04 million and 15.13 million subscribers, respectively, according to public filings made by each company. Kagan estimates that the number of DBS subscribers will grow to 35.4 million by the year 2015.

      In addition, the Pay TV Group provides its programming on a PPV, subscription and VOD basis through large multiple system operators (“MSOs”) and their affiliated cable systems, as well as independent, privately-held cable systems. As of April 2006, the Pay TV Group maintained distribution arrangements with nine of the ten largest domestic cable MSOs that control access to 55.0 million, or 76%, of the total basic cable household market. According to the National Cable and Telecommunications Association (“NCTA”), Cable MSOs delivered service to 65.4 million basic households in the United States as of December 2005 (the most recent statistics available). In addition, Kagan indicates that as of December 2005, total analog and digital addressable cable service (i.e., basic cable households that have the capability of receiving PPV or subscription services) was provided to 35.8 million households.

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

      According to the NCTA, as of December 31, 2005 over 44% of U.S. Cable customers, or approximately 28.5 million households, received digital cable service. This represents an increase of 14% over the number of digital subscribers receiving service at the end of 2004 (25.0 million). Kagan estimates that the number of digital cable subscribers will grow to 49.7 million by the year 2015, which will represent a 76% digital penetration rate.

      Cable operators are also using their upgraded plants to provide their digital customers with VOD services (due to technology constraints, DBS providers are not currently able to provide VOD service to their customers; however, DBS providers are expect to launch new technologies that will facilitate VOD in the future). VOD is a more advanced form of pay-per-view service which provides a digital video subscriber with the ability to watch movies, TV shows, infomercials, and other content on demand with full VCR functionality, in contrast to watching programs at preset times. The Pay TV Group currently provides programming to over 20.0 million VOD enabled households.

Description of Networks

      The Pay TV Group provides seven, 24-hour per day adult programming networks: Pleasure, TEN, TEN*Clips, TEN*Blue, TEN*Blox, TEN*Xtsy, and TEN*Max. The following table outlines the current distribution environment for each service as of March 31:

TABLE 1
Summary of Networks

		ESTIMATED NETWORK HOUSEHOLDS(2) (in thousands)
NETWORK	DISTRIBUTION METHOD	As of March 31, 2006	As of March 31, 2005	As of March 31, 2004
Pleasure	Cable	7,800	8,400	7,800
TEN	Cable/DBS	20,400	16,600	15,200
TEN*Clips	Cable/DBS	19,300	16,900	13,700
Video-on-Demand	Cable	20,900	18,300	10,500
TEN*Xtsy(1)	C-band/Cable/DBS	12,700	11,600	10,000
TEN*Max(1)	C-band/Cable	200	233	470
TEN*Blue	Cable	3,900	2,900	2,500
TEN*Blox	Cable	7,800	5,200	2,800
Total Network Households		93,000	80,133	62,970

(1) TEN*Xtsy and TEN*Max addressable household numbers include 0.4 million, 0.2 million, and 0.1 million C-Band addressable households for the years ended March 31, 2004, 2005, and 2006, respectively.

(2) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group’s services, since each service represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as of March 31, 2006, March 31, 2005 and March 31, 2004 to be 23.6 million, 23.1 million and 14.1 million cable homes, respectively, and 12.2 million, 11.0 million and 9.4 million DBS homes, respectively.

TEN* Family of Networks — Programming Strategy

      The TEN* family of networks is designed to be offered together as one cohesive programming package. The counter-programming strategy employed between each of the seven PPV networks and VOD service is designed to provide the widest variety of content to the consumer while at the same time supporting an efficient use of TEN’s vast content library. Premiere titles are programmed on VOD first and then are made available through the PPV networks. Because TEN does not duplicate titles across its PPV channels or between PPV and VOD in a single month, TEN is able to give its consumers access to more unique titles, a wider variety of talent, and a greater variety of studio representation than any of its competitors. TEN focuses on prime time viewing blocks and programs specific types of content in those blocks to create an appointment-viewing calendar with the intent of driving viewers to traditionally less popular nights of the week for viewing adult content. All networks are counter-programmed to one another, creating an even greater level of variety for the consumer with multiple channels. Ultimately, this strategy is responsible for the fact that TEN has 2.6 services per unique addressable home. Following are individual descriptions of each network.

Pleasure

      Pleasure, a 24-hour per day adult network, incorporates the most edited standard available in the category. Pleasure is distributed via cable television operators. Pleasure’s programming consists of adult feature-length film and video productions and is programmed to deliver subscription and PPV households up to 21 monthly premiere adult movies with a total of up to 110 adult movies per month. Pleasure is distributed via Cable system operators on either a pay-per-view or pay-per-block basis at prices ranging from $5.95 to $11.95.

TEN

      TEN, a 24-hour per day adult network, incorporates a partial editing standard targeted to cable television system operators and DBS providers. The Pay TV Group has programmed TEN with feature-length film and video productions that incorporate less editing than traditional cable adult premium networks. TEN is distributed via Cable system operators and DBS providers on either a pay-per-view or pay-per-block basis at retail prices ranging from $7.95 to $11.95 and on a monthly subscription basis for $24.95. TEN offers a diverse programming mix with movies and specials that appeal to a wide variety of tastes and interests. TEN offers subscription and PPV households up to 21 monthly premiere adult movies and up to 110 total adult movies per month. TEN was developed to capitalize on the number of cable operators/DBS providers now willing to carry partially edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers.

TEN*Clips

      TEN*Clips’ unique formatting provides for thematically organized clips that are compiled into 90-minute blocks of programming in order to provide more variety in a single viewing block and encourage appointment viewing by the PPV adult consumer. Through the Pay TV Group’s proprietary database technology, approximately eight scenes are organized thematically and programmed into one 90-minute block. TEN*Clips delivers 240 unique thematic blocks with over 500 different adult film scenes during a typical month. This “clips” format is the most differentiated service in the adult category and consistently generates higher buy rates than feature-driven adult services. TEN*Clips is distributed via Cable system operators and DBS providers on a pay-per-view and pay-per-block basis at retail prices ranging from $7.95 to $11.95 and on a monthly subscription basis for $24.95.

TEN*Blue

      TEN*Blue incorporates a partial editing standard and is programmed to deliver up to 110 movies each month. TEN*Blue offers adult consumers feature-length amateur, ethnic, and urban content. TEN*Blue was developed to capitalize on the number of cable operators/DBS providers now willing to carry partially edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers. Additionally, TEN*Blue was designed specifically to achieve broader market acceptance by appealing to people with different ethnic backgrounds and interests. TEN*Blue is distributed via Cable system operators on a PPV or pay-per-block basis at retail prices ranging from $7.95 to $11.95.

TEN*Blox

      TEN*Blox is a partially edited “clips” network (similar in formatting to TEN*Clips). This network is programmed to compliment TEN*Blue by utilizing thematically organized clips from the network’s amateur, ethnic, and urban feature-length programs. TEN*Blox was developed to capitalize on the number of cable operators/ DBS providers now willing to carry partially edited adult network services and the momentum toward broader market acceptance of partially edited adult programming by their subscribers. Additionally, TEN*Blox was designed specifically to achieve broader market acceptance by appealing to people with different ethnic backgrounds and interests. TEN*Blox is distributed via Cable system operators on a pay-per-view or pay-per-block basis at retail prices ranging from $7.95 to $11.95.

TEN*On Demand (Video-On-Demand)

      TEN*On Demand is the brand under which the Pay TV Group delivers its VOD service. This service is available to Cable operators in each of the Pay TV Group’s three editing standards. TEN provides a standard content package of 40 titles in addition to several 5-title add-on packages of specialized content. Content is refreshed on a monthly basis and provides for a 30-day early release window to the PPV services. Accordingly, there is no duplication of content between the PPV networks and the VOD content in any one month. Most Cable MSO’s are currently accepting 50 to 100 hours of TEN*On Demand content. TEN*On Demand is distributed via Cable operators on a per-movie basis at retail prices ranging from $7.95 to $11.95.

      In addition, the Pay TV Group provides its TEN*On Demand service to On Command Corporation (“On Command”), the leading provider of in-room interactive entertainment for the hotel industry and its guests, as well as to the Hospitality Network, a secondary provider of in-room interactive entertainment for the hotel industry primarily focused on the Las Vegas and Atlantic City Markets.

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

      TEN*Xtsy had 23,580, 11,727 and 7,520 active C-Band subscriptions as of March 31, 2004, 2005 and 2006, respectively. C-Band retail prices range from $24.99 to $49.99 for monthly and quarterly subscriptions.

TEN*Max

      TEN*Max incorporates the same editing standard as TEN*Xtsy and is programmed to compliment this network by utilizing thematically organized clips (similar to the TEN*Clips format) from TEN*Xtsy’s premieres, network specials and compilations. TEN*Max is distributed via C-band DTH and Cable operators. C-band retail prices range from $24.99 to $49.99 for monthly and quarterly subscriptions. TEN*Max had 22,923, 11,442 and 7,315 active C-Band subscriptions as of March 31, 2004, 2005, and 2006, respectively.

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

      The Pay TV Group has an agreement with iN DEMAND L.L.C. (“In Demand”) for carriage of its Pleasure network. As a result of the contract, Pleasure is available to cable operators representing approximately 4.6 million digital households across the country. In Demand carries Pleasure on Intelsat Americas 7, transponder 4. In Demand also provides transport for the Pay TV Group’s VOD content to certain Cable MSOs.

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

      The Pay TV Group also offers its VOD service to cable MSOs via its transport agreement with TVN Entertainment (“TVN”). TVN is one of the largest, privately held digital content aggregation, management, distribution, and service companies in the country. TVN offers single-source management and distribution solutions for VOD, including content aggregation, packaging, encoding, and transport via satellite to all video service providers. As of March 31, 2006, the Pay TV Group reached approximately 5.8 million VOD households through its distribution agreement with TVN.

      In March 2005, the Pay TV Group began offering its VOD service to cable MSOs via Comcast Media Center (“CMC”). CMC is a business unit of Comcast Cable, which is a division of Comcast Corporation (“Comcast”). CMC encodes and delivers content to headends currently serving Comcast’s VOD-enabled cable systems. The CMC VOD platform helps to optimize resources at the local level by providing operators the ability to centrally manage the delivery and quality control of on-demand content. CMC’s unique VOD platform provides superior delivery speed to customers’ homes, is able to encrypt content at the national level, saving cable operators time and money at the local level, and provides encoding, metadata creation and storage. As of March 31, 2006, the Pay TV Group reached approximately 7.6 million VOD households through its distribution agreement with CMC.

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

Network Programming

      Prior to May 2004, the Pay TV Group had contracted with an outside third party in California to screen, license, edit, and program content for most of its services. At the same time, the Pay TV Group edited and programmed content in-house for TEN*Blue, TEN*Blox, TEN*Clips, TEN*Max and the On Command VOD content. In May 2004, the Pay TV Group brought all screening, licensing, editing and programming functions in-house.

      The Pay TV Group now has its own office in California. This office ensures that all legal documentation is obtained for each title licensed (i.e., cast lists, talent releases and two photo identifications for each cast member), screens the content to ensure the commercial and broadcast viability of the title, and, once the title is deemed acceptable, ships the title, related documentation and promotional content to Boulder. The Pay TV Group’s in-house programming and editing departments in Boulder, Colorado conduct preliminary screening of potentially licensable content, licenses acceptable content, conforms content into appropriate editing standards (i.e., partially edited, least edited and most edited) and programs the monthly schedules for all networks and VOD services.

      The Pay TV Group acquires 100% of its feature-length broadcast programming for each network by licensing the exclusive and non-exclusive domestic rights from over forty-five third party studios and independent producers within the industry for generally a five-year term. The Pay TV Group does not produce any of its own adult-feature content for its networks.

      The Pay TV Group acquires new premiere titles each month. In addition, the Pay TV Group may license library content on an as needed basis. Library content are titles that have generally been produced within the last three years but have never been broadcast on a cable television or DBS platform. Once the Pay TV Group licenses a title, it will undergo several rigorous quality control processes prior to playing to air to ensure compliance with the strict broadcasting standards the Pay TV Group uses for its adult content. The Pay TV Group obtains age verification documentation for each title it licenses, including two forms of photo identification for each cast member in the film. This documentation is maintained on site for the duration of the license term in accordance with 18 U.S.C. 2257.

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

Marketing

      The Pay TV Group’s marketing department has developed numerous programs and promotions to support its pay-per-view and VOD services. These include the development of detailed monthly program guides, promotional pieces, direct mail campaigns, and award-winning cross channel interstitial programming for use on a Cable or DBS systems’ channel that allows for local insertion. The Pay TV Group also maintains a sales force of four full-time employees to promote and sell carriage of its programming on cable television, DBS and alternative platforms. The sales force consists of cable television industry veterans that each has more than ten years of experience in the cable television business in both operations and programming.

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

Competition

      The Pay TV Group principally competes with Playboy in the subscription, PPV and VOD markets. Playboy has a longer operating history and broader name recognition than the Pay TV Group. Playboy’s size and market position makes it a more formidable competitor than if it did not have the resources and name recognition that it has. The Pay TV Group competes directly with Playboy with respect to the editing standards of its programming, network performance in terms of subscriber buy rates, and the license fees that the Pay TV Group offers to Cable operators and DBS providers. However, the Pay TV Group cannot and does not compete with Playboy in the amount of money spent on programming and promoting its products.

      Other competitors such as Hustler and Playgirl have recently entered the VOD market. While there can be no assurance that the Pay TV Group will be able to maintain its current distribution and fee structures in the face of competition from Playboy or any other content provider, the Pay TV Group believes that the quality and variety of its programming, and its ability to generate higher buy rates for its programming, are the critical factors which have influenced Cable operators and DBS providers to choose the Pay TV Group’s programming over its competition.

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

INTERNET GROUP
Industry Overview

      According to Pew Internet & American Life (“Pew”), a non-profit entity whose initiative is the timely information on the Internet’s growth and societal impact, 73% of American adults are Internet users (about 147 million), and 42% or 84 million American adults have high-speed connections in the home. According to NCTA, the U.S. cable industry served approximately 25.4 million high-speed Internet customers as of December 2005, up from 21 million high-speed Internet customers as of December 2004, an increase of 21% year-over-year. Additionally, comScore Networks, a global information provider and consultant, found that 694 million people fifteen years old and older used the Internet worldwide in March 2006, representing 14% of the world’s total population within this age group. Asian countries, including China, Japan, India and Korea, represented 25% of the total worldwide online population (or 168.1 million users).

      In anticipation of the continued increase in broadband users, during the fiscal year ended March 31, 2004 the Internet Group shifted its focus from the dial-up web surfer to creating an award-winning website targeted specifically to the broadband consumer. This site, TEN.com, features over 2,000 hours of video content, over 25,000 photos, live chat, and voyeur cams.

      TEN.com is offered to consumers on a monthly subscription basis for $29.95 or a three-month subscription for $74.95. Traffic to TEN.com is derived from advertising on the Pay TV Group’s networks. In addition, a targeted network of affiliated adult webmasters directs traffic to TEN.com and is compensated only if the traffic converts into a paying member to TEN.com. Monthly subscription revenue declined during the fiscal year ended March 31, 2006, as the Internet Group was not attracting enough new traffic to TEN.com to offset the churn of its recurring membership base.

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

      During the 2006 fiscal year, the Internet Group began to focus on the development of a wireless product for distribution both domestically and internationally. An October 2005 report by the Yankee Group, a research and consulting firm, forecasts that the mobile adult content market in the U.S. could reach $0.8 billion by 2009. This estimate assumes that adult content providers can use the carriers’ billing systems easily and that consumers can easily sign up for and use these services. A report by Strategy Analytics, an independent global research and consulting firm, forecasts that the mobile adult services market is set to reach $5 billion worldwide by 2010.

      Growth in the U.S. market will initially be limited because wireless operators are reluctant to offer explicit content for fear of regulatory or consumer backlash. An October 2005 report by Gartner, the largest information technology research and advisory company, states that U.S. carriers are only offering PG-rated content. The report further states that the Cellular Telecommunications & Internet Association (“CTIA”) is currently working on a content-rating system. The two biggest issues which must be solved for U.S. carriers to be comfortable offering more explicit content on the handset are how to prevent minors from viewing adult content and what content should be restricted. The solutions will most likely require an opt-in measure so that adults can verify they are over 18 years old. The Internet Group is currently working with CTIA to develop age verification standards, and it believes that its long history and experience in compliance will be an asset in the wireless market. Wireless customers in the U.S. will still be able to access this content by browsing wireless Internet sites, such as the one that the Internet Group has developed. According to the CTIA the number of U.S. wireless subscribers as of December 2005 has increased 14% since 2004 to approximately 208 million, and worldwide subscribers have topped 2 billion.

      According to the October 2005 Gartner report, the cultural acceptance of adult content is higher in Europe. For example, SFR in France reports that 56% of the searches on its portal are for adult content while the figure is 37% for Vodafone UK. In Asia, however, only a handful of operators distribute adult content as part of their mobile content offering. Countries like Malaysia, Indonesia, and Singapore do not offer adult content, but they also do not prevent their subscribers from accessing sites by manually keying in the URL or via search engines.

      The market for mobile content is continuously evolving. The Internet Group believes that the “always on” capability of the phone will drive the market for mobile content. In addition, improvements in user interfaces to make it easier to get content, making it more intuitive and more like that of the Internet, making it simpler to purchase content with less button-clicks, and the capability to purchase from a variety of vendors will increase the revenue for this market. Further, the continued rollout of third-generation (“3G”) mobile phones will also drive the market for video mobile content.

      The Internet Group currently has agreements with third-party aggregators such as Mobix Interactive, Mobile BV, and Fone Starz to distribute its content on a revenue sharing basis to their distribution partners such as Orange, O2, and Vodaphone. Currently, the Internet Group’s content is available to 258 million mobile phone users, including 17 million in the U.S. Revenue from the Internet Group’s mobile products is minimal at this time due its limited content offering.

      During the 2006 fiscal year, the Internet Group was successful in implementing its own wireless platform through which it can distribute its own content or the content of other providers. This wireless platform will enable the Internet Group to bypass the third party aggregators and go directly to the wireless carriers for distribution of its wireless product. By going directly to the wireless carriers the Internet Group expects to increase the amount of the revenue that it is retaining, be more in control of the distribution of its product, obtain better placement of its product on the carrier deck, and obtain more timely reporting of the performance of its products.

      The Internet Group currently faces the following challenges in providing its content to the mobile industry:

• U.S. carriers’ hesitancy to launch adult content

• Lack of age verification technology in the U.S.

• Poor user interfaces resulting in poor consumer experience

• A lack of appropriately edited content for this space (most content requested by mobile carriers has a less explicit editing standard than the Pay TV Group’s Pleasure network)

• Lack of timely and effective data on consumer buying habits

• Lag time in revenue collection (most companies remit on a quarterly basis)

• Multiple markets impedes scalability

• Content localization issues

• Difficulty in viewing the Internet Group’s content and that of its competitors given the multiple carriers in multiple locations

• Multiple, branded competitors worldwide with very few barriers to entry

      However, the Internet Group continues to believe that this market can, and will be, profitable within 18 - 24 months given the following opportunities:

• The size of the U.S. adult mobile market is expected to be $0.8 billion by 2009 and $5 billion worldwide by 2010

• The U.S. wireless market is very similar to the Pay TV Group’s business where the industry will be controlled by a small number of large companies who want to participate in adult revenue by partnering with a trusted provider

• Carriers will need a way to achieve a return on their investment into 3G network upgrades

• The Internet Group has already developed a wireless platform, which will allow it to partner directly with the wireless carriers and by pass third-party aggregators. In addition, for a share of the revenue, the Internet Group can allow other content providers to distribute content via its platform.

• Our expectation of limited competition in the U.S. market

• Existing customer base of 120 million television households of the Pay TV Group to aggressively market the Internet Group’s WAP site, SMS campaigns, and other adult mobile content products

• Ability to create unique and compelling content for wireless products

Description of Internet Revenue Streams
Business to Consumer: TEN.com

      The Internet Group offers TEN.com to consumers on a recurring monthly subscription basis for $29.95 or for three months at $74.95. The site is targeted to adult broadband consumers and provides access to over 2,000 hours of video content.

      The Internet Group generates traffic to its web sites through two primary sources. The first, “type-in” traffic, is generated when a consumer types the name of the Internet Group’s web site into their browser address bar. There is no cost to the Internet Group when traffic comes to its web site in this manner. Currently, the Internet Group actively markets its TEN.com web site on the Pay TV Group’s networks in order to drive type-in traffic to its site. Approximately 65% of the Internet Group’s traffic is currently generated from advertising on the Pay TV Group’s networks or through type-in traffic.

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

Business to Business: Content

      The Internet and Pay TV Groups have licensed thousands of hours of adult video content and over 500,000 still images from various adult studios, all of which have been organized thematically and, if necessary, digitized for Internet distribution. The Internet Group, in addition to using this content within its own web site, sublicenses this content to webmasters through its business-to-business programs on a monthly flat-rate or bandwidth usage basis.

Marketing

      The Internet Group currently generates approximately 65% of its traffic to TEN.com from advertising its site on the Pay TV Group’s networks and through type-in traffic.

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

      The Internet Group currently utilizes one credit card company to process its membership revenue from TEN.com and maintains chargeback and credit ratios that are well below the 1% requirement.

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

FILM PRODUCTION GROUP

      The Film Production Group is a multi-faceted film production and distribution company, which was acquired by New Frontier Media in February 2006. The Company acquired the Film Production Group to expand its portfolio to the rapidly growing market for less explicit, erotic content, as well as to the market for erotic, event-type content. This acquisition also provides established relationships in international markets and provides access to a library of content that can be monetized through the Company’s current distribution networks.

      The Film Production Group derives revenue from three principal businesses: the production and distribution of original motion pictures known as “erotic thrillers” and event-styled erotic content (i.e., “owned product”); the licensing of domestic third party films in international markets where it acts as a sales agent for the product (“repped product”); and the contract production of one motion picture per year for a third party distributor.

Owned Product

      The Film Production Group creates and produces soft, erotic thriller movies and original erotic series that are distributed in the U.S. on premium movie services, such as Cinemax and Showtime Networks, Inc. (“Showtime”), as well as internationally on similar services. The Film Production Group also develops and produces original, event or reality styled programming for sale on pay-per-view channels through cable and satellite TV systems across the United States primarily through its relationships with In Demand, DISH, and Direct TV.

      The Film Production Group produces 40 - 50 hours of new content per year with an annual production budget of approximately $2.1 million. The Film Production Group uses outside production companies to shoot the content while providing in-house oversight of all critical areas such as scripting, casting, shoot location, and post production. The Film Production Group’s library is made up of 350 hours of primarily erotic content, including such titles as “Lady Chatterley’s Stories”, “Sex Spa”, and “Sex Games Vegas”. In addition, their adult reality event franchises include “Porn Star Blind Date”, “Swingers Party”, and “Sex Factor”.

      Historically, the Film Production Group has been responsible for 25% of the total annual erotic content purchases made by Cinemax as well as one, thirteen episode erotic series and 50% or more of the total annual erotic content purchased by Showtime. Features are licensed for a one-time fee ranging from $15,000 - $65,000 per movie or episode. These movies are used by Showtime and Cinemax as part of their late-night programming and within their subscription video-on-demand product.

      In addition, the Film Production Group licenses 2 erotic feature movies and 2 events per month primarily to In Demand for distribution to cable MSOs and to Direct TV for distribution on its platform. The Film Production Group has just recently begun a relationship with DISH for distribution of both its event and erotic thriller content. The Film Production Group also has relationships with companies such as TVN, BskyB, and Rogers Cable in Canada for distribution of its erotic thriller content each month.

      The Film Production Group licenses its movies to In Demand, Direct TV, and DISH on a revenue share basis with license fees that are greater than those earned by the Pay TV segment due to the more mainstream nature of its content. These movies appear on an unbranded, linear channel within the mainstream or adult PPV movie neighborhood of the platform’s electronic programming guide. These movies or events are sold on a pay-per-movie basis with retail prices ranging from $3.99 to $14.95. Revenue is impacted by the number of plays that each distributor programs on a monthly basis. Generally, the content will play 50 - 150 times per 60-day period on each platform.

      The Film Production Group also licenses its original content to international premium TV services primarily in Europe and other countries. International content rights are licensed for a period of time on a flat-fee basis.

Sales Agency (“Repped Title”) Business

      The Film Production Group establishes relationships with high-quality, independent mainstream filmmakers to license the international rights to their movies under its Lightning Entertainment label. Today, the Lightning portfolio consists of over 40 titles. In addition, the Film Production Group has 50 third party titles that it represents under its Mainline Releasing label. Most recently, the Film Production Group acquired the international distribution rights for “Junebug”, winner of a Special Jury Prize at the 2005 Sundance Film Festival, “Walmart: The High Cost of Low Prices”, and “Conversations with God”.

      The Film Production Group earns a commission of 15% - 25% for licensing the international rights on behalf of these producers. In addition, the Film Production Group earns a marketing fee for most titles that it represents. Each contract allows for the recoupment of costs incurred by the Film Production Group in preparing the title for market, including advertising costs, screening costs, costs to prepare the trailer, box art, and screening material, and any costs necessary to ensure the movie is market ready.

      Additionally, the Film Production Group may obtain the domestic video rights for certain titles for which it will earn higher commissions than it does for the international licensing rights. The Film Production Group has a distribution agreement with Lionsgate Home Entertainment, Universal Music Group (“Universal”) and New Line Cinema to use these titles for direct-to-video release. On average, the Film Production Group will license 9 - 12 titles annually to these customers. Based on the distribution agreements with these customers, the Film Production Group will earn its commission on any revenues remaining after Lionsgate, Universal and New Line Cinema have recouped their commission, marketing fee, and any hard costs incurred in preparing the content for market.

Other

      The Film Production Group works as a contract film producer to one major Hollywood studio each year. Most often the production involves the sequels to successful releases such as “Single White Female” where the Film Production Group produced “Single White Female 2.” The production generally results in the delivery of the film in the third or fourth quarter of the fiscal year.

Competition

      For its owned content, the Film Production Group primarily competes with a few small, privately owned companies. With respect to its international sales agency business, the Film Production Group competes with approximately 30, privately owned companies. The Film Production Group competes with these companies based on licensing fees charged, content quality, ability to deliver its product on time, relationships with decision makers in the industry, and professionalism of its sales team.

Marketing

      The Film Production Group has a sales team of three individuals. The sales and executive teams attend the Cannes Film Festival, MIP TV, MIPCOM, DISCOP, and the American Film Market each year during which they market the Film Production Group’s owned content, as well as its catalog of titles under the Mainline Releasing and Lightning Entertainment labels. In addition, the sales and acquisition teams attend the Toronto and Cannes Film Festivals each year in order to form new agency relationships for content to license internationally. The Film Production Group expects to have a large presence at each of these shows and film festivals, where they will host a booth and provide for the screening and marketing of its movies.

Seasonality

      The Company’s business is generally not seasonal in nature.

Customer Concentration

      New Frontier Media derived 35%, 14%, and 12% of its total revenue for the year ended March 31, 2006 from DISH, Time Warner Cable and Comcast Corporation, respectively, through its Pay TV Group. The loss of any of these major customers could have a material adverse effect on the Pay TV segment and upon the Company as a whole.

Employees

      As of the date of this report, New Frontier Media and its subsidiaries had 143 employees. New Frontier Media employees are not members of a union, and New Frontier Media has never suffered a work stoppage. The Company believes that it maintains a good relationship with its employees.

Geographic Areas

      Revenue for the Company is primarily derived from within the United States. Additional information required by this item is incorporated herein by reference to Note 1 “Organization and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements that appears in Item 8 of this Form 10-K.

Available Information

      The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document the Company files at the SEC’s public reference room at Room 1580, 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a web site (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC.

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

Executive Officers of the Registrant

      The executive officers of New Frontier Media are as follows:

Name	Age	Position
Michael Weiner	63	Chairman of the Board, Chief Executive Officer, Secretary, and Director, New Frontier Media, Inc.
Karyn L. Miller	40	Chief Financial Officer, Treasurer and Assistant Secretary, New Frontier Media, Inc.
Ken Boenish	39	President, New Frontier Media, Inc. and The Erotic Networks, Inc.
Bill Mossa	43	Vice President of Affiliate Sales and Marketing, The Erotic Networks, Inc.
Ira Bahr	43	Vice President of Marketing and Corporate Strategy, New Frontier Media, Inc.
Marc Greenberg	59	Co-President, MRG Entertainment, Inc. and Director

      Michael Weiner. Mr. Weiner was appointed President of New Frontier Media in February 2003 and was then appointed to the position of Chief Executive Officer in January 2004. Prior to being appointed President, he held the title of Executive Vice President and co-founded the Company in

1995. As Executive Vice President, Mr. Weiner oversaw content acquisitions, network programming, and all contract negotiations related to the business affairs of the Company. In addition, he was instrumental in securing over $20 million to finance the infrastructure build-out and key library acquisitions necessary to launch the Company’s seven television networks.

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

      Karyn L. Miller. Ms. Miller joined New Frontier Media in February 1999 as Chief Financial Officer. She began her career at Ernst & Young in Atlanta, Georgia and brings seventeen years of accounting and finance experience to the Company. Prior to joining the Company, Ms. Miller was the Corporate Controller for Airbase Services, Inc. a leading aircraft repair and maintenance company. Previous to that she was the Finance Director for Community Medical Services Organization and Controller for Summit Medical Group, P.L.L.C. Before joining Summit Medical Group, P.L.L.C., Ms. Miller was a Treasury Analyst at Clayton Homes, Inc., a former $1 billion NYSE company which was purchased by Warren Buffet. Ms. Miller graduated with Honors with both a Bachelors of Science degree and a Masters in Accounting from the University of Florida and is a licensed CPA in the state of Colorado.

      Ken Boenish. Mr. Boenish is a 17-year veteran of the cable television industry. In October 2000, he was named President of The Erotic Networks and in June 2005 he was named President of New Frontier Media. Mr. Boenish joined The Erotic Networks as the Senior Vice President of Affiliate Sales in February 1999. Prior to joining the Company, Mr. Boenish, was employed by Jones Intercable (“Jones”) from 1994 - 1999. While at Jones he held the positions of National Sales Manager for Superaudio, a cable radio service serving more than 9 million cable customers. He was promoted to Director of Sales for Great American Country a new country music video service in 1997. While at Great American Country Mr. Boenish was responsible for adding more than 5 million new customers to the service while competing directly with Country Music Television, a CBS cable network. From 1988 - 1994 he sold cable television advertising on systems owned by Time Warner, TCI, COX, Jones, Comcast and other cable systems. Mr. Boenish holds a B.S. degree in Marketing from St. Cloud State University.

      Bill Mossa. Mr. Mossa joined The Erotic Networks, a subsidiary of New Frontier Media, Inc., as Vice President of Affiliate Sales and Marketing in 1998 and has been instrumental in growing the Company’s network distribution from zero to over 92 million addressable subscribers. Prior to joining The Erotic Networks, Mr. Mossa was the Regional Director of Affiliate Sales and Marketing for Spice Entertainment, directing all affiliate sales and marketing efforts for its northeast region. Mr. Mossa has also held positions as Affiliate Marketing Manager of the SportsChannel NY, Regional Pay-Per-View Director for Century Communications, Corporate Pay-Per-View Manager for TKR Cable, and Marketing Manager for TKR Cable. Mr. Mossa holds a Bachelors Degree in Business Administration from Northeastern University in Boston, Massachusetts.

      Ira Bahr. Mr. Bahr joined New Frontier Media in January 2006. Prior to joining New Frontier Media he served in a number of positions with Echostar Communications Corporation (“Echostar”) including Senior VP of Marketing for Dish Network and President of BingoTV, an interactive game channel owned by Echostar. Previous to his tenure with Echostar, Mr. Bahr was the number two executive at Sirius Satellite Radio (“Sirius”) serving as the Company’s Senior VP, Marketing, Alliances, and Communications. At Sirius, Mr. Bahr was the executive responsible for forging the

Company’s relationships with automobile and radio manufacturers. In addition, he was instrumental in the acquisition of over $1 billion in capital financing and was the driving force behind the Company’s name change from CD Radio in 1999.

      From 1985-1998, Mr. Bahr was a senior executive at BBDO Worldwide (“BBDO”), one of the world’s largest advertising and marketing firms. At BBDO, he developed domestic and international marketing plans and communications programs for a range of companies including GE, Pepsi Cola, and FedEx. Mr. Bahr holds a Bachelor of Arts degree from Columbia University.

      Marc Greenberg. In 1996, Mr. Greenberg formed MRG Entertainment, Inc. with Richard Goldberg, the current Co-President. MRG was acquired by New Frontier Media on February 10, 2006, at which time Mr. Greenberg joined its Board of Directors. Mr. Greenberg is a 25-year veteran of the video and TV business. In 1984 he founded Video Marketing Concepts, a domestic video distribution company. Recognizing the changing landscape of the video business, in 1987 Mr. Greenberg renamed his company Cinema Products Video, Inc. (“CPV”) and began producing and distributing soft erotic programming, both domestically and internationally. In 1994, the Spice Networks, Inc. purchased CPV, and Mr. Greenberg continued to run CPV as a wholly owned subsidiary of the Spice Networks. Mr. Greenberg graduated from the University of Florida in 1970 with a Bachelor in Advertising. He currently resides in Marina Del Rey, California.

ITEM 1A. RISK FACTORS

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

      The loss of any of our current major customers, Dish Network, Time Warner Cable, and Comcast Corporation, would have a material adverse affect on our operating performance and financial condition.

      DISH Network, one of the leading providers of direct broadcast satellite services in the United States, Time Warner Cable and Comcast Corporation, are major customers of our Pay TV Group. The loss of any of DISH Network, Time Warner Cable, and Comcast Corporation as customers would have a material adverse effect on our business operations and financial condition. We are currently negotiating a contract with DISH Network. As a result of these negotiations, we expect that our license fees will be reduced and that, as a result, our revenue will be negatively impacted. For our fiscal year ended March 31, 2006, our revenues from DISH Network, Time Warner Cable, and Comcast Corporation were approximately 35%, 14%, and 12%, respectively, of our total Company-wide revenues.

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

      Failure to meet our performance guarantee with Direct TV could adversely affect our business, financial condition, or results of operations.

      We recently entered into a two-year agreement with Direct TV for the distribution of two of our networks. This agreement requires us to meet certain performance targets connected with our replacement of competitive services. If we are unsuccessful in meeting these performance targets, our business, financial condition, or results of operations could be materially adversely affected.

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

      Our ability to convince Cable operators and DBS providers to carry our programming is critical to us. The primary way for us to expand our subscriber base is to convince additional Cable operators and DBS providers to carry our programming. We can give no assurance, however, that our efforts to increase our base of subscribers will be successful.

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

      Our ability to compete depends on many factors, some of which are outside of our control. These factors include the quality and appeal of our competitors’ content, the strength of our competitors’ brands, the technology utilized by our competitors, the effectiveness of their sales and marketing efforts and the attractiveness of their product offerings.

      Our existing competitors, as well as potential new competitors, may have significantly greater financial, technical and marketing resources, as well as better name recognition than we do. This may allow them to devote greater resources than we can to the development and promotion of their product offerings. These competitors may also engage in more extensive technology research and development, and adopt more aggressive pricing policies for their content.

      Additionally, increased competition could result in price reductions, lower margins and negatively impact our financial results.

      The continued addition of new competitors to the Video-On-Demand distribution platform will likely have a material adverse affect on our operating performance.

      Revenue from our Pay TV Group’s Video-on-Demand service became a significant part of our overall revenue mix during our fiscal year ended March 31, 2005. The continued addition of new competitors to the VOD platform, either on platforms where we have previously enjoyed exclusivity or where we currently share the platform, may continue to have an adverse affect on our operating performance.

      We face competition on the VOD platform from established adult video producers with postproduction capabilities, as well as independent companies that distribute adult entertainment. These competitors may include producers such as Hustler, Penthouse, Wicked Pictures, and Playgirl. In the event that cable companies seek to purchase adult video content for their VOD service directly from adult video producers or other independent distributors of such content our VOD business is likely to suffer.

      For the fiscal year ended March 31, 2006, revenue from our VOD service was 37% of our total Pay TV revenue.

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

      The current administration in Washington D.C. could result in increased government regulation of our business. It is not possible for us to predict what new governmental regulations we may be subject to in the future.

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

      The Internet Group utilizes one company to process credit cards for its membership website. If this credit card company were to experience liquidity issues or become unable to process our monthly credit card transactions, it could have a material adverse effect on our business operations and financial condition.

      The loss of any of the Film Production Group’s major customers, DirecTV, InDemand, Showtime, Cinemax, Lionsgate, Universal Music Group or New Line Cinema, could have a material adverse effect on its operating performance and financial condition.

      DirecTV, InDemand, Showtime, Cinemax, Lionsgate, Universal Music Group and New Line Cinema are key customers of the Film Production Group. The loss of any of DirecTV, InDemand, Showtime, Cinemax, Lionsgate, Universal or New Line Cinema could have a material adverse effect on the Film Production Group’s business operations and financial condition. Historically, the Film Production Group has been responsible for 25% of the total annual erotic content purchases made by

Cinemax and 50% of the total annual erotic content purchases made by Showtime. Neither DirecTV, InDemand, Showtime, Cinemax, Lionsgate, Universal Music Group nor New Line Cinema is contractually obligated to carry or purchase the Film Production Group’s programming.

      If the Film Production Group produces or acquires film content that is not well-received by its customers, it may not be able to re-coup the investment it has made in the film.

      The Film Production Group’s ability to continue to create or acquire film content that is well-received by its customers is critical to its future success. If a film produced or otherwise acquired by the Film Production Group does not sell as well as anticipated, the Film Production Group may not be able to re-coup its investment in the film, including, but not limited to, the cost of producing or acquiring the film and the costs associated with promoting the film. Historically, the average annual investment by the Film Production Group in its films has ranged from $1.5 million to $2.1 million. No assurance can be given that the Film Production Group’s past success in generating profits from its investment in its films will continue.

      If we are not able to retain our key executives it will be more difficult for us to manage our operations and our operating performance could be adversely affected.

      As a small company with approximately 143 employees, our success depends upon the contributions of our executive officers and our other key personnel. The loss of the services of any of our executive officers or other key personnel could have a significant adverse effect on our business and operating results. We cannot assure that New Frontier Media will be successful in attracting and retaining these personnel.

      The three executive officers’ contracts end on March 31, 2007. If the three executive officers leave the Company, it may have a material adverse effect on our business operations. It may also be more difficult for us to attract and recruit new personnel due to the nature of our business.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2. PROPERTIES.

      The Company uses the following principal facilities in its operations:

      Colorado: New Frontier Media leases space in two office buildings in Boulder, Colorado. The Airport Boulevard facility is 11,744 square feet and houses the Pay TV Group’s digital broadcast facility, encoding and technical operations groups, content screening, content conforming and quality control functions, and call center, as well as the Internet Group’s data center. This facility is 80% utilized. The Winchester Circle facility is 18,000 square feet and is used by New Frontier Media as its corporate headquarters, as well as by the Internet Group’s web production and wireless departments, and by the Pay TV Group’s marketing, sales, branding, and promotions departments. This facility is 80% utilized.

      California: New Frontier Media leases 1,200 square feet in Woodland Hills, California. The facility houses three employees of the Pay TV Group’s content acquisitions department. This facility is 100% utilized. New Frontier Media leases 4,586 square feet in Santa Monica, California. This facility houses the Film Production Group’s production and international licensing business. This facility is 100% utilized.

      The Company believes that its facilities are adequate to maintain its existing business activities.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, there are no legal proceedings that could have a material adverse effect on the Company’s results of operations or financial condition.

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

      The following table sets forth the range of high and low closing prices for the Company’s Common Stock for each quarterly period indicated, as reported by brokers and dealers making a market in the capital stock. Such quotations reflect inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions:

Quarter Ended	High	Low	Quarter Ended	High	Low
June 30, 2005	7.25	5.82	June 30, 2004	8.87	5.77
September 30, 2005	7.41	5.81	September 30, 2004	9.02	6.82
December 31, 2005	6.76	5.51	December 31, 2004	8.64	7.68
March 31, 2006	7.83	6.41	March 31, 2005	10.00	6.79

      As of June 1, 2006, there were approximately 2,500 beneficial owners of New Frontier Media’s Common Stock.

      New Frontier Media has not paid any cash or other dividends on its Common Stock since its inception and does not anticipate paying any such dividends in the foreseeable future. New Frontier

Media intends to retain any earnings for use in New Frontier Media operations and to finance the expansion of its business.

ITEM 6. SELECTED FINANCIAL DATA.

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

	Fiscal Year Ended March 31,
	2006	2005	2004	2003	2002
Net Sales	$46,851	$46,277	$42,878	$36,747	$52,435
Net income (loss)	$11,283	$11,122	$10,913	$(11,895)	$(582)
Net income (loss) per basic common share	$0.49	$0.50	$0.53	$(0.56)	$(0.03)
Net income (loss) per fully diluted share	$0.48	$0.48	$0.50	$(0.56)	$(0.03)
Weighted average diluted shares outstanding	23,338	23,067	21,892	21,319	21,128
Total assets	$86,765	$60,284	$44,762	$35,025	$48,132
Long term obligations	$7,035	$966	$429	$465	$1,013
Redeemable preferred stock	$0	$0	$0	$3,750	$0
Cash dividends	$0	$0	$0	$0	$0
Cash flows from Operating Activities	$12,312	$14,992	$13,895	$53	$5,810
Pay TV Group Network Households	93,000	80,133	63,970	40,940	29,700

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative discussion about our business. The MD&A is provided as a supplement to — and should be read in conjunction with — our financial statements and the accompanying notes. This overview provides our perspective on the individual sections of MD&A. Our MD&A includes the following sections:

• Forward-Looking Statements — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from the Companys historical results or our current expectations or projections.

• Our Business — a general description of our business, our strategy for each business segment, and goals of our business.

• Application of Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.

• Results of Operations — an analysis of our Company’s consolidated results of operations for the three years presented in our financial statements. Our Company operates in three segments: Pay TV, Internet, and Film Production. We present the discussion in this MD&A on a segment basis and, additionally, we discuss our corporate overhead expenses.

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

      Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to retain our major customers that account for 35%, 14%, and 12%, respectively, of our total revenue for the year ended March 31, 2006; 2) our ability to maintain the license fee structure currently in place with our customers; 3) our ability to compete effectively for quality content with our Pay TV Group’s primary competitor who has significantly greater resources than us; 4) our ability to compete effectively with our Pay TV Group’s major competitor or any other competitors that may distribute adult content to Cable MSOs, DBS providers, or to the Hotel industry; 5) our ability to retain our key executives; 6) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 7) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

Our Business

      We operate our company in three segments: Pay TV, Internet and Film Production. We acquired the Film Production segment during the fourth quarter of our current fiscal year. This segment engages in the production and distribution of mainstream films and soft, erotic features and events. Its library is distributed on U.S. premium pay TV channels such as Showtime Networks, Inc. (“Showtime”) and Cinemax, as well as on pay-per-view channels across a range of cable and satellite distribution platforms. The Film Production segment also distributes a full range of independently produced motion pictures to markets around the world and acts as a line producer for one mainstream movie a year for a major studio. We acquired the Film Production segment to expand our portfolio to the rapidly growing market for less explicit, erotic content, which resides in more mainstream areas within the multi-channel operators’ program guide, as well as to the growing market for event-type content. The acquisition also provides established relationships in international markets and provides access to a library of content that we own and that can be monetized through current distribution networks.

      As part of our overall strategy to compete in each relevant market segment, we use the following core competencies:

• Leveraging our technical infrastructure: We own and operate a broadcast origination facility where our licensed content is a) ingested at one central point and converted into multiple digital formats that allow for broadcast, VOD, Internet and wireless delivery, b) tagged with meta-data that allows for efficient cataloging of the elements included in the movie, c) edited into the proper formats required by our customers (i.e., most-edited, partially-edited, and least-edited), and d) subjected to several rigorous quality control reviews prior to airing on any platform. By owning and operating our own technical infrastructure, including our proprietary media asset management software tool, we are able to quickly respond to new revenue opportunities with zero to very little capital outlay. For example, over the years, we have worked closely with many Cable MSOs in understanding and perfecting the delivery of VOD content, allowing us to become the leader in the delivery of VOD content in the adult category. We have been able to easily capitalize on new opportunities for delivering our content to the hotel industry due to our technical infrastructure. We responded to the demand for new partially edited PPV services by launching two new networks in only 90 days at very little additional cost. We believe that our technical infrastructure will allow us to respond quickly and effectively to new opportunities in the Cable, satellite, broadband, hotel, wireless, and international markets, as well as any new platforms that may be discovered.

• Content library: Through our Pay TV segment, we license content from a network of over forty-five different adult studios, allowing us access to a wider variety of directors, actors and actresses, and content niches than our primary competitor. We are committed to providing our consumers with variety, breadth and depth of content in order to appeal to the widest audience base possible. We understand that our content is purchased in an impulse environment and that in order to capture those purchases we must provide a large amount of compelling, unique content to the consumer. We use our extensive library to program our PPV networks, VOD product, Internet website, and wireless product. Content is used continuously through the life of the license term and will be repurposed in many ways, including using “clips” of the content and creating compilations or blocks of programming from several movies. We spend approximately $3.0-$3.5 million annually licensing content for our PPV, VOD, Internet and wireless products.

We acquired the film library of our Film Production segment as part of the acquisition of this segment during the fourth quarter of our current fiscal year. This library, which consists of titles that were produced by and are owned by the Film Production Group, includes 350 hours of soft, erotic feature movies and event style content. We intend to monetize this library by distributing it through new platforms such as wireless, VOD, direct-to-consumer DVD sales, as well as by leveraging our current relationships with On Command, DISH Network, and other cable MSOs. In addition, we believe that we can monetize this content for VOD distribution internationally, where the editing standard is softer than that of the U.S. pay television market.

We expect to create 40 - 50 of hours of new content with a $2.1 million production budget during the 2007 fiscal year.

• Expertise in creation, aggregation and editing of adult content: We consider ourselves to be experts in the creation, aggregation and editing of high-quality adult content. We ensure that we have all proper documentation required to verify that the cast members of the movies that we produce or license are eighteen years or older. All of our content is in strict compliance with 18 U.S.C. 2257. We have developed processes and procedures to edit our content into various predetermined standards and censor that content for community standards. We believe that the value we provide to our distribution partners lies in our insuring the existence of all age verification documents and appropriate content censorship in order to protect the brand equity of our distribution partners.

Our Pay TV segment monitor the trends in the video sales and rental market to understand what content niches are popular and we program our networks to correspond to these trends. Our Pay TV segment monitors the trends of the VOD buys of our own content to understand what type of content is selling the best and we adjust our programming models for these trends. We understand how to create compelling VOD content packages for our customers to launch on their systems, including TEN*Latinas, TEN*Hunks, TEN*Real, “quick-n-nasty”, and double features. We strive to provide the best performing PPV networks and VOD service to the Cable/DBS/Hotel markets and the best performing soft, erotic content to our distribution partners. We program seven PPV networks in order to accommodate different editing standards and different programming niches to best serve our customers’ needs. We also ensure that the interstitial programming that we create for our PPV networks is entertaining, edgy, and appeals to our consumer audience.

• Reliable cash flows: We consider our ability to generate reliable, recurring cash flows from operations to reinvest in our business to be a strength of our business. We are able to reinvest these cash flows into capital expenditures to ensure that we are operating at maximum efficiency, that our broadcast operations are fully redundant, that our increasing storage needs are met, and that we are able to rapidly respond to changing technology requirements or platforms through which to distribute our products. In addition, we are able to reinvest our cash flows into producing and acquiring compelling, unique, quality content for our products. We also believe that our ability to generate reliable, recurring cash flows, as well as our current cash balances, will help us with the challenges of increasing competition in the VOD market and with any regulatory issues that may arise from the current conservative administration.

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

Pay TV Segment

      Our Pay TV segment is focused on the distribution of its seven PPV networks and its Video-on-Demand service to cable MSOs and DBS providers. In addition, the Pay TV Group has had success in delivering its VOD service to hotel rooms through its current distribution arrangements with On Command and the Hospitality Network. The Pay TV Group earns a percentage of revenue on each pay-per-view, subscription, or VOD transaction related to its services. Revenue growth occurs as the Pay TV Group launches its services to new cable MSOs or DBS providers, experiences growth in the number of digital subscribers for systems where its services are currently distributed (“on-line growth”), launches additional services to its existing cable/DBS partners, experiences new and on-line growth for its VOD service, is able to effect increases in the retail price of its products, and is able to increase the buy rates for its products. The Pay TV Group seeks to achieve distribution for at least four of its services on every digital platform in the U.S. Based on the current market of 27.17 million DBS households and 28.5 million digital cable households, the Pay TV Group currently has 42% of its defined market share as of the year ended March 31, 2006.

      Revenue growth for the Pay TV Group for the year ended March 31, 2006 was impacted by:

• Increased competition in the cable and hotel VOD market

• Increased VOD distribution

• Growth in our PPV revenue primarily attributable to new launches with Cox Communications, Inc. (“Cox”)

• Certain cable systems removing adult from their PPV platforms in an effort to transition customers to VOD only

      Revenue from the Pay TV Group’s VOD service became a significant part of its overall revenue mix during the fiscal year ended March 31, 2004, as cable operators upgraded their systems to deliver content in this manner. The Pay TV Group currently delivers its VOD content to 20.9 million cable network households as compared to 18.3 million a year ago, as well as to 690,000 hotel rooms through its distribution arrangement with On Command as of March 31, 2006, as compared to 890,000 hotel rooms a year ago. In addition, during the 2006 fiscal year we began to distribute our VOD content to the Hospitality Network, which distributes content to 125,000 hotel rooms in several cities, including Las Vegas and Atlantic City.

      Prior to our 2005 fiscal year, we were the sole provider of adult VOD content to the two largest U.S. Cable MSOs. During the third quarter of our 2005 fiscal year, our primary competitor in this market was added to the Time Warner Cable (“Time Warner”) VOD adult platform. Although our primary competitor was added to this platform, it did not negatively impact the number of hours of VOD content that we provide to our Time Warner affiliates. Our VOD revenue from Time Warner has declined 17% year-over-year since our primary competitor was added to the platform. We fully absorbed the impact of this revenue decline during the 2006 fiscal year, and we do not anticipate that any other competitors will be added to the Time Warner VOD platform in the next 12 - 18 months.

      During our 2006 fiscal year, the largest Cable MSO in the U.S., Comcast Corporation (“Comcast”) transitioned the editing standard on its VOD platform from most edited to partially edited. At the same time, Comcast added adult content provided by two smaller competitors to its VOD platform. Our revenue was not impacted by these changes and, in fact, we did experience an increase in VOD revenue from Comcast as a result of new launches with their affiliated systems during the fiscal year. We anticipate that our primary competitor will be added to Comcast’s VOD platform during our 2007 fiscal year. At this time it is impossible for us to determine the impact, if any, that this will have on our revenue.

      Our VOD revenue was favorably impacted during the 2006 fiscal year by growth in distribution of our VOD product to affiliated systems of Charter Communications, Inc. (“Charter”) and Adelphia Communications Corporation (“Adelphia”).

      We do anticipate that the addition of competition to VOD platforms, a change in license fee structure for one MSO, and a slowing in the growth of new VOD subscribers may result in flat to declining VOD revenues during the 2007 fiscal year.

      The Pay TV Group’s relationship with On Command generated incremental VOD revenue for the year ended March 31, 2004. However, revenue from On Command declined during our 2005 and 2006 fiscal years. The decline was a result of On Command sourcing a portion of its content from our competitors instead of exclusively through us as well as to a decline in the number of hotel rooms to which On Command is providing in-room entertainment. We continue to provide over 60% of the content on the On Command platform. Future growth from VOD revenue generated through the hospitality industry is dependent upon the addition of new hotel properties by On Command and an increase in business traveler occupancy rates. We do not anticipate that our deal with Hospitality Network will result in a material increase in VOD revenue from the hospitality industry.

      Our PPV revenue was flat year-over-year. We did experience an increase in PPV revenue during the 2006 fiscal year from new launches with Cox affiliated systems. However, this increase in PPV revenue was offset by declines in revenue from two affiliated systems of Time Warner and Charter that removed most of their adult content from their PPV platform in an effort to transition their customers to the VOD platform. However, this did not result in a revenue neutral transaction as many PPV customers are still not fully aware of VOD and how to use it. In fact, we were successful in re-launching our TEN*Blox network on Time Warner’s Manhattan system in an effort to recapture these buys.

      We do not anticipate that other Cable MSOs will remove adult entirely from their PPV platforms until VOD becomes a more generally accepted manner by which to watch video content. We believe this shift from PPV to VOD will occur slowly over a three to six year period, in the same manner in which Cable MSOs transitioned their consumer base from analog cable to digital cable. We continue to launch our PPV services to Cable MSOs, and we are anticipating new launches of our partially edited services during the 2007 fiscal year. We do anticipate that revenue from our most-edited service, Pleasure, will continue to decline during the 2007 fiscal year as more Cable MSOs transition to partially edited and least edited content.

      We recently signed a two-year agreement with Direct TV for the distribution of two of our services. These services launched in April 2006. We expect that these two services will generate approximately $7 million in additional PPV revenue during our 2007 fiscal year.

      We are currently negotiating a contract with DISH for the continued distribution of three of our PPV networks. We anticipate that this negotiation will result in a decline in our license fee structure, which will negatively impact our PPV revenue during the 2007 fiscal year. At this time, we are unable to predict with any certainty when this contract will be completed and what the overall impact of the change in license fee structure will be. We anticipate that our revenue could decline by as much as $5 - 7 million annually as a result of this license fee reset.

      To date, the focus of the Pay TV Group has been on the distribution of its PPV and VOD services to Cable, DBS and Hotel platforms in the U.S. market only. We expect to begin exploring international markets such as Canada, the UK, and Europe during our 2007 fiscal year in an effort to expand our distribution. In order to expand internationally, it will be necessary for us to acquire international rights to our content, which may result in higher content acquisition costs.

      The Pay TV Group also provides its two least-edited services to the C-Band market on a direct-to-the-consumer basis. C-Band customers contact the Pay TV Group’s in-house call center directly to purchase the networks on a one-month or three-month subscription basis. The Pay TV Group retains 100% of the revenue from these customers and over 95% of the sales are made via credit cards. This market has been declining for several years as these consumers convert from C-Band “big dish” analog satellite systems to smaller, 18-inch digital DBS satellite systems. The Pay TV Group has been able to decrease its transponder, uplinking, marketing, and call center costs related to this business over the years in order to maintain its margins. However, based on the rate of revenue decline and the expected erosion of its C-Band margins, the Pay TV Group expects that it will no longer be operating this business by the end of its 2007 fiscal year. The Pay TV Group expects continued declines in revenue from this segment of its business during 2007.

      Looking forward, management has identified certain challenges and risks that could impact the Pay TV Group’s future financial results including the following:

• Increased competition from other adult companies that may have better brand recognition

• Increased pressure on license fees from our largest customer

• Increased regulation of the adult industry

• Increased competition attempting to acquire compelling adult content and changes to the flat fee structure by which we currently pay for content

• Slowing growth of the overall adult PPV and VOD category

      Each of these challenges and risks has the potential to have a material adverse effect on our business. However, we believe that our Company is well positioned to appropriately address these challenges and risks.

      We believe that many opportunities accompany these challenges and risks. Among these opportunities, we believe the following exist for the Pay TV Group:

• Future international distribution opportunities

• Implementation of technologies that will allow for distribution of our content on new platforms such as IP VOD and interactive content

• VOD distribution through DISH and Direct TV

• Acquisition and development of unique adult content

• Continued increase in the number of digital customers able to view our PPV and VOD content as cable operators transition analog customers to their digital platforms

Internet Segment

      The Internet Group generates revenue by selling monthly memberships to its website, TEN.com, by earning a percentage of revenue from third-party gatekeepers like On Command for the distribution of TEN.com to their customer base, and by selling pre-packaged video and photo content to webmasters for a monthly fee.

      Over 90% of revenue from the Internet Group continues to be generated from monthly memberships to TEN.com. However, we have seen this revenue erode over the past several years since the current traffic volume to TEN.com does not generate enough new monthly sign-ups to offset the churn of our renewing membership base. The decline in our membership revenue slowed during our 2005 and 2006 fiscal years as new marketing efforts increased traffic to TEN.com, generating monthly signups that were close to or slightly exceeding our monthly cancellation rate. In addition, we increased the retail price for our website from $19.95 to $29.95 during the 2005 fiscal year. We are working on implementing new pricing strategies to increase revenues generated by our website, including selling our searchable library of content on a pay-per-view and pay-per-minute basis and promotional pricing. Our website will also be redesigned during the 2007 fiscal year in an effort to increase the rate of conversion of traffic to the site into paying members. Additionally, we will be increasing our marketing efforts by advertising TEN.com through various search engines in order to reverse the recent revenue trends.

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

      During the 2006 fiscal year, our Internet Group began to focus on the development of wireless products for distribution both domestically and internationally. These wireless products include a wireless enabled web site (“WAP site”), photo and video content, and ring “moans”. Our content is sold direct-to-the-consumer via our WAP site. Our WAP site is billed to the consumer via their cell phone bill by a third-party payment processor who participates in the revenue that is generated. In addition, we have revenue sharing agreements with third-party aggregators such as Mobix Interactive, Mobile BV, and Fone Starz that distribute our content to their distribution partners such as Orange, O2, and Vodaphone. Currently, our content is available to 258 million cell phone users, including 17 million in the U.S. Revenue from our mobile products is minimal at this time due our limited content offering.

      During the 2006 fiscal year, we were successful in implementing our own wireless platform through which we can distribute our content or the content of other providers. This wireless platform will enable us to bypass the third party aggregators and go directly to the wireless carriers for distribution of our wireless product. By going directly to the wireless carriers we will be able to increase the amount of the revenue that we are retaining, be more in control of the distribution of our product, obtain better placement of our product on the carrier deck, and obtain more timely reporting of the performance of our products. Currently, these third-party aggregators remit reports and our revenue on a quarterly basis.

      During the 2007 fiscal year, we will be focused on the following for our wireless products:

• Obtaining direct distribution with several wireless carriers whereby we can utilize our own wireless platform to deliver the content;

• Creating the infrastructure necessary to create, market and deliver a full range of wireless products;

• Creating and/or acquiring unique content specifically for the wireless platform, including “mobisodes” and other short form content, which adheres to a less explicit editing standard than our Pleasure network;

• Creating SMS marketing campaigns

      We expect that both our revenue and operating costs for wireless will increase during the 2007 fiscal year, but that we will continue to generate losses while we build this business. We anticipate reaching break even for our wireless products during the 2008 fiscal year.

Film Production Segment

      We acquired the Film Production segment during the fourth quarter of our current fiscal year. This acquisition allows us to expand our portfolio to the rapidly growing market for less explicit, erotic content, as well as to the market for erotic, event-type content. This acquisition also provides established relationships in international markets, which we feel can assist the Pay TV segment with its plans to expand internationally. In addition, the acquisition provides access to a library of less explicit, erotic content that can be monetized through current distribution channels of our existing segments.

      We derive our revenue from three principal businesses in this segment: the production and distribution of original motion pictures known as “erotic, thrillers” and erotic, event-styled content (i.e., “owned product”); the licensing of domestic third party films in international markets where we act as a sales agent for the product (“repped product”); and the contract production of one motion picture per year for a third party distributor.

      We create and produce soft, erotic thriller movies and original erotic series that are distributed in the U.S. on premium movie services, such as Cinemax and Showtime, as well as internationally on similar services. We also develop and produce original, event or reality-styled programming that we sell on pay-per-view channels through cable and satellite TV systems across the United States primarily through our relationships with In Demand, DISH, and Direct TV.

      During the year we will produce 40 - 50 hours of new content with an annual production budget of approximately $2.1 million. We use outside production companies to shoot the content while providing in-house oversight of all critical areas such as scripting, casting, shoot location, and post production.

       We generate revenue by licensing our content for a one-time fee to premium TV services such as Cinemax and Showtime. In addition, we license our erotic thrillers and adult event content to cable operators and satellite providers through our relationships with In Demand, TVN, Direct TV, and DISH on a revenue share basis with license fees that are greater than those earned by the Pay TV Group due to the more mainstream nature of the content. We also license our original content to international premium TV services primarily in Europe and other countries. International content rights are licensed for a period of time on a flat-fee basis.

      In addition, we generate revenue by establishing relationships with high-quality, independent mainstream filmmakers to license the international rights to their movies under the Lightning Entertainment and Mainline Releasing labels. Most recently, we acquired the international distribution rights for Junebug, winner of a Special Jury Prize at the 2005 Sundance Film Festival, Walmart: The High Cost of Low Prices, and Conversations with God.

      We earn a commission of 15% - 25% for licensing the international rights on behalf of these producers as well as a marketing fee. Each contract allows for the recoupment of costs that we may incur in preparing the title for market, including advertising costs, screening costs, costs to prepare the trailer, box art and screening material, and any costs necessary to ensure the movie is market ready.

      Additionally, we may obtain the domestic video rights for certain titles for which we will earn higher commissions than we do for the international licensing rights. We have distribution agreements with Lionsgate Home Entertainment, Universal Music Group (“Universal”) and New Line Cinema who will use these titles for direct-to-video release. On average, we will license 9 - 12 titles annually to these customers for home video use. We earn our commission on any revenues remaining after Lionsgate, Universal and New Line Cinema recoup their commissions, marketing fee, and any hard costs incurred in preparing the content for market.

      Once a year we act as a contract film producer to one major Hollywood studio. Most often the production involves the sequels to successful releases such as “Single White Female” where we produced “Single White Female 2.” The production generally results in the delivery of the film in the third or fourth quarter of the fiscal. At this time we are still negotiating with the studio for the fiscal year 2007 production and no assurance can be given as to the results of this negotiation.

      We believe that we can increase our revenue in the following ways as a result of our integration with New Frontier Media’s existing segments:

• Obtain distribution for our erotic thrillers with On Command and Hospitality Network;

• Distribute our content to wireless carriers by leveraging the Internet segment’s relationships in this area

• Distribute our content to U.S. and international cable VOD platforms by leveraging the Pay TV segment’s relationships in this area

• Develop reality, event content franchises by distributing our existing content direct-to-the consumer on DVD

• Distribute our content through new media platforms such as iTunes, Real Networks, and portals like MSN or Google

• Increase distribution of our content with DISH by leveraging the Pay TV segment’s relationship

Critical Accounting Policies

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, valuation allowances, accounting for investments in debt and equity securities, goodwill impairment, prepaid distribution rights (content licensing) and our Film Library. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We have discussed with our Audit Committee the development, selection, and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.

Revenue Recognition

      Our revenues for the Pay TV Group are primarily related to the sale of our PPV and VOD services to Cable/DBS and Hotel affiliates. The Cable affiliates and DBS providers do not report actual monthly PPV or VOD sales for each of their systems to the Pay TV Group until 60-90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on the Pay TV Group’s historical experience for each affiliated system. The Pay TV Group subsequently adjusts its revenue to reflect the actual amount earned upon receipt of the cash. Historically, any differences between the amounts estimated and the actual amounts received have been immaterial due to the overall predictability of pay-per-view revenues. Given the evolution of the VOD platform, the revenue expected from new VOD cable affiliates can be more difficult to predict. The Pay TV Group believes that it is conservative in estimating the impact of the rollout of VOD households, and it continually adjusts estimates to reflect actual revenue remitted.

      The recognition of revenues for the Pay TV, Internet, and Film Production Groups is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

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

Accounting for Investments in Debt and Equity Securities

      We hold investments in debt securities that are classified as available-for-sale under the requirements of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). In accordance with SFAS 115, available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of the related tax effect, excluded from earnings and initially recorded as a component of accumulated other comprehensive loss in the Company’s consolidated balance sheet. Adjustments to the Available for Sale Securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders’ equity. Realized gains and losses are determined on the specific identification method and are reflected in income.

Goodwill Impairment

      Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination accounted for under the purchase method. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangibles” (“SFAS 142”), goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually.

      We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment process compares the fair value of each reporting unit to its carrying value, including the goodwill related to the reporting unit. We concluded for the 2004, 2005, and 2006 fiscal years that the fair value of the Company’s reporting units exceeded the carrying values and no impairment charge was required.

      If actual operating results or cash flows are different than our estimates and assumptions, we could be required to record impairment charges in future periods.

Prepaid Distribution Rights (Content Licensing) and Film Costs

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

      Our Film Production Group capitalizes its share of direct film costs in accordance with the AICPA’s Statement of Position 00-2, (“Accounting by Producers or Distributors of Films”)(“SOP 00-2”). Capitalized costs of film and television product (“film costs”), which are produced or acquired for sale or license, are stated at the lower of cost, less accumulated amortization, or fair value. Film costs consist of direct production costs and production overhead and include costs associated with completed titles and those in development. Interest expense is not capitalized as the production runs are short-term in nature. Film cost valuation is reviewed on a title-by-title basis when an event or change in circumstance indicates the fair value of a title is less than the unamortized cost. Estimated losses, if any, are provided in the current period earnings on an individual film forecast basis when such losses are estimated.

      Once a film is released, capitalized film production costs are amortized in the proportion that the revenue during the period for each film bears to the estimated ultimate revenues, for a period not exceeding ten years, to be received from all sources under the individual-film-forecast-computation method as defined in SOP 00-2. Estimates of ultimate revenues can change significantly due to a variety of factors, including the level of market acceptance of film and television product. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted on a prospective basis, as necessary. Such adjustments could have a material effect on results of operations in future periods.

RESULTS OF OPERATIONS

PAY TV GROUP

      The following table outlines the current distribution environment and network households for each network and our VOD service:

		ESTIMATED NETWORK HOUSEHOLDS(2) (in thousands)
NETWORK	DISTRIBUTION METHOD	As of March 31, 2006	As of March 31, 2005	As of March 31, 2004
Pleasure	Cable	7,800	8,400	7,800
TEN	Cable/DBS	20,400	16,600	15,200
TEN*Clips	Cable/DBS	19,300	16,900	13,700
Video-on-Demand	Cable	20,900	18,300	10,500
TEN*Xtsy(1)	C-band/Cable/DBS	12,700	11,600	10,000
TEN*Max(1)	C-band/Cable	200	233	470
TEN*Blue	Cable	3,900	2,900	2,500
TEN*Blox	Cable	7,800	5,200	2,800
Total Network Households		93,000	80,133	62,970

(1) TEN*Xtsy and TEN*Max addressable household numbers include 0.4 million, 0.2 million, and 0.1 million C-Band addressable households for the years ended March 31, 2004, 2005, and 2006, respectively.

(2) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group’s services, since each service represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as of March 31, 2006, March 31, 2005 and March 31, 2004 to be 23.6 million, 23.1 million and 14.1 million cable homes, respectively, and 12.2 million, 11.0 million and 9.4 million DBS homes, respectively.

      The following table sets forth certain financial information for the Pay TV Group for the three years ended March 31:

	(In Millions) Year ended March 31			Percent Change
	2006	2005	2004	’06 vs’05	’05 vs’04
NET REVENUE
PPV-Cable/DBS	$24.0	$24.0	$21.3	0%	13%
VOD-Cable/Hotel	16.3	15.6	12.6	4%	24%
C-Band	2.8	3.9	5.7	(28%)	(32%)

TOTAL	43.1	43.5	39.6	(1%)	10%
COST OF SALES	13.1	14.8	15.4	(11%)	(4%)

GROSS PROFIT	$30.0	$28.7	$24.2	5%	19%

GROSS MARGIN	70%	66%	61%

OPERATING EXPENSES	$8.1	$7.9	$7.7	3%	3%

OPERATING INCOME	$21.9	$20.8	$16.5	5%	26%

NET REVENUE
PPV — Cable/DBS Revenue 2005 to 2006

      Our Cable/DBS revenue was flat from 2005 to 2006. However, the mix of this revenue was impacted in the following manner:

      We experienced a 2% decline in revenue from the distribution of our four partially-edited PPV networks through Cable MSOs. This decline is a result of the largest affiliated system of Time Warner Cable (“Time Warner”) and several affiliated systems of Charter Communications, Inc. (“Charter”) removing most of the adult content on their PPV platforms in an attempt to transition customers to their VOD platform. We do not anticipate that any other MSOs will remove adult content from their PPV platforms entirely during the next 12 - 18 months. In fact, we were successful in convincing the largest affiliated system of Time Warner to re-launch our TEN*Blox network during the 2006 fiscal year in order to recapture these lost buys.

      This decline in revenue was partially offset by an increase in revenue from new launches of our partially-edited networks with Cox Communications, Inc. (“Cox”). We signed a distribution agreement with Cox in March 2004 and began to see initial launches with their affiliated systems in September 2004. Launches with Cox affiliated systems continued during the past twelve months resulting in an increase in revenue.

      Revenue from the Pleasure network also declined as MSO’s continue to transition both their PPV and VOD platforms to a partially-edited standard. The number of network households for Pleasure declined to 7.8 million as of March 31, 2006, from 8.4 million as of March 31, 2005, representing a decrease of 7%. We expect to experience continued erosion of revenue from our Pleasure network as the largest MSO in the U.S. completes the transition of the editing standard of its PPV platform from most edited to partially-edited during our 2007 fiscal year, resulting in continued erosion of distribution for this network.

      Revenue from our three services distributed through DISH Network was flat from 2005 to 2006.

      Revenue from advertising on our PPV networks, which represents less than 2% of our total Pay TV revenue, increased slightly from 2005, offsetting the decline in revenue from our PPV networks.

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

      The distribution of our four partially edited services increased to 41.6 million network households as of March 31, 2005 from 34.2 million network households as of March 31, 2004, representing an increase of 22%. Approximately half of this increased distribution during our 2005 fiscal year can be attributed to our distribution agreement with Cox.

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

VOD — Cable/Hotel Revenue 2005 to 2006

      The 4% increase in our VOD revenue is attributable to the following:

• An increase in VOD revenue due to increased distribution with several cable MSOs

      This increase in VOD revenue from 2005 was partially offset by:

• A decrease in VOD revenue from the Time Warner VOD platform as a result of competition being added to the platform during our 2005 fiscal year

• A decline in revenue from the distribution of our VOD content via the hospitality industry

      During the third and fourth quarters of our 2005 fiscal year, our largest competitor was added to the Time Warner VOD platform. Previous to this, we had been the only provider of adult VOD content for Time Warner and its affiliated systems. We have experienced a 17% decline in our year-over-year VOD revenue from Time Warner as a result of the addition of this competitor to the platform.

      The decline in revenue from the Time Warner VOD platform was fully offset by an increase in revenue from new VOD launches by Charter, Comcast Corporation and Adelphia Communications Corporation. Distribution for our VOD product increased to 20.9 million households as of March 31, 2006, from 18.3 million as of March 31, 2005, representing a 14% increase year-over-year.

      Revenue from our hotel VOD service provided to On Command Corporation declined 21% from 2005 due to On Command adding content from other providers to their platform and due to a decline in the number of hotel rooms to which On Command is providing in-room entertainment. We continue to provide approximately 60% of the adult content to this platform.

VOD — Cable/Hotel Revenue 2004 to 2005

      The 24% increase in the Pay TV Group’s VOD revenue from 2004 to 2005 is attributable to the following:

• An increase in the number of households to which TEN*On Demand is available

      Distribution for TEN*On Demand increased to 18.3 million households as of March 31, 2005 from 11.5 million households as of March 31, 2004, representing an increase of 59%. Much of the increase in this distribution was attributable to the largest Cable MSO in the U.S. upgrading its affiliated systems to be VOD capable.

      Until the third quarter of our current fiscal year, we were the exclusive provider of adult VOD content to the Time Warner affiliated systems. At that time, our largest competitor was added to the VOD platform. Although competition has been added to the platform, we do continue to retain the largest share of VOD content, providing over 100 hours of VOD content to the Time Warner systems.

      Revenue from our hotel VOD service provided to On Command declined 28% from 2004. This decline was a result of On Command adding content from our competitors during our 2005 fiscal year.

C-Band Revenue

      The year-over-year decreases in C-Band revenue are due to the continued decline of the C-Band market as consumers convert C-Band “big dish” analog satellite systems to smaller DBS satellite systems. The total C-Band market declined 47% from 2005 to 2006 and 38% from 2004 to 2005.

      Providing service to the C-Band market continues to be profitable for us, generating operating margins of approximately 57% during the 2006 fiscal year. We will continue to closely monitor this business and when margins erode to an unacceptable level we will discontinue providing our content on this platform. We anticipate that we will no longer be providing our networks on the C-Band platform by the end of the 2007 fiscal year.

Cost of Sales

      Cost of sales consists of expenses associated with our digital broadcast facility, satellite uplinking, satellite transponder leases, programming acquisition and conforming costs, VOD transport costs, amortization of content licenses, and C-Band call center costs.

      The 11% decrease in cost of sales from the 2005 fiscal year to the 2006 fiscal year is due to: a) a 27% decline in our transponder costs, b) a 19% decline in our uplinking costs, c) a 14% decline in our VOD transport costs and d) a 52% decline in depreciation and operating lease expense. The decline in our transponder and uplinking costs is due to the renegotiation of our contracts for these services during the 2005 and 2006 fiscal years. We do not anticipate any further material declines in these costs during the 2007 fiscal year. The decline in our VOD transport costs is related to the utilization of a new vendor for the transportation of our VOD content to certain MSOs. The decline in our depreciation and operating lease costs is due to our equipment reaching the end of its depreciable life and the completion of most of the remaining operating leases during the 2006 fiscal year.

      The 4% decrease in costs of sales from fiscal year 2004 to 2005 is due to: a) a 40% decline in costs associated with our in-house call center; b) a 42% decrease in our C-Band transponder costs; c) a 28% decrease in our uplinking costs; and d) a 20% decrease in our programming and editing costs. These decreases were partially offset by a 65% increase in our VOD transport costs. Our call center costs decreased year-over-year due to staff layoffs necessitated by declining call volume as the C-Band market continues to erode. Our C-Band transponder costs decreased year-over-year due to the termination of the transponder lease related to our TEN*BluePlus network, which we ceased broadcasting during our 2004 fiscal year, as well as to the renegotiation of our existing analog transponders during our 2005 fiscal year.

      Our uplinking costs declined year-over-year due to the renegotiation of this contract with our current provider during our 2005 fiscal year. Our programming and editing costs decreased year-over-year because we were no longer outsourcing these services to a third-party in fiscal 2005. Our own in-house programming and editing departments were able to perform these services at a much lower cost than the third-party provider. VOD transport costs increased year-over-year in line with the increase in our VOD distribution and the number of programming hours that we were providing to Cable MSOs.

Operating Income

      Operating income increased 5% from 2005 to 2006 primarily as a result of an increase in our gross margins. Gross margins increased to 70% from 66% year-over-year. Gross profit increased by 5% year-over-year due to an 11% decrease in cost of sales, which more than offset the 1% decline in revenue from 2005.

      Operating expenses as a percentage of revenue increased to 19% of revenue during our 2006 fiscal year from 18% of revenue during our 2005 fiscal year. Overall, operating expense increased by 3% year-over-year from 2005. The increase in operating expenses is related to an increase in trade show costs, marketing costs and employee salaries. The increase in trade show costs is due to our exhibition at the National Cable and Television Association industry show during the current fiscal year. Due to increased competition in the adult programming category, we felt that we needed an increased level of visibility at this trade show. In past years, we had attended but not exhibited at this show. We anticipate that we will continue to exhibit at this and other industry shows during the 2007 fiscal year. Marketing costs increased as we increased the number of co-op marketing programs that we conducted at the local level with the affiliated systems of our cable MSOs. The increase in payroll costs was necessary for us to remain competitive and to increase employee retention.

      The increase in trade show, marketing and payroll costs was partially offset by a decline in operating lease costs, due to the term of the leases ending during the 2006 fiscal year, and a decrease in amortization expense.

      Operating income increased 26% from 2004 to 2005 primarily as a result of an increase in our gross margins. Gross margins increased to 66% from 61% year-over-year due to a 10% increase in revenue combined with a 4% decrease in cost of sales.

      Operating expenses as a percentage of revenue declined from 19% of revenue during our 2004 fiscal year to 18% of revenue during our 2005 fiscal year. Overall, operating expenses increased 3%. This 3% increase in operating expenses is a result of an increase in our brand promotion costs. During the 2005 fiscal year we incurred costs for several consumer outreach events to promote the TEN brand and services. In addition, we incurred increased costs for a brand-marketing event at the major adult industry trade show held annually in January. The increase in our brand promotion costs was partially offset by a decline in marketing costs associated with our C-Band barker channel, which we discontinued using during the first quarter of our 2004 fiscal year.

Internet Group

      The following table sets forth certain financial information for the Internet Group for the three years ended March 31:

	(In Millions) Year ended March 31			Percent Change
	2006	2005	2004	’06 vs’05	’05 vs’04
NET REVENUE
Net Membership	$2.3	$2.4	$2.7	(4%)	(11%)
Sale of Content	0.2	0.3	0.6	(33%)	(50%)

TOTAL	2.5	2.7	3.3	(7%)	(18%)
COST OF SALES	1.0	1.2	1.3	(17%)	(8%)

GROSS PROFIT	$1.5	$1.5	$2.0	0%	(25%)

GROSS MARGIN	60%	56%	61%

OPERATING EXPENSES	$1.1	$1.3	$1.7	(15%)	(24%)

OPERATING INCOME	$0.4	$0.2	$0.3	100%	(33%)

Net Revenue

      The 4% decline in net membership revenue from 2005 to 2006 and the 11% decline in net membership revenue from 2004 to 2005 were a result of a decline in traffic to our web sites and a continued erosion of the sale of monthly memberships. We do not actively market our websites and we participate in only a select number of affiliate webmaster traffic generating programs. Instead, we depend primarily upon our adult domain names and advertising on the Pay TV Group’s networks to generate type-in traffic for TEN.com.

      During the 2005 fiscal year we implemented new pricing and marketing strategies that helped to slow the decline in our membership revenue. During the 2005 fiscal year we increased our monthly membership price to $29.95 from $19.95. In addition, we now offer a three-month membership for $74.95. This price increase applies only to new members joining our site. We believe that these new price points have helped to stabilize our revenue even as traffic to our site continues to decline.

      The decrease in revenue from the sale of content during the past three fiscal years is a result of a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. We are experimenting with alternative billing methods for our content products, allowing webmasters to pay for content based on the amount of bandwidth utilized as opposed to a flat monthly fee. We have also encoded our video library within a digital rights management package, which will allow us to provide our video library to webmasters on a pay-per-view and pay-per-minute basis.

      To date, we have not generated any material revenue related to the distribution of our content to domestic or international wireless platforms.

Cost of Sales

      Cost of sales consists of expenses associated with credit card processing, bandwidth costs, traffic acquisition costs, content costs, and depreciation of assets. Cost of sales, as a percentage of revenue, was 40%, 44%, and 39% for the years ended March 31, 2006, 2005, and 2004, respectively.

      The 17% decrease in costs of sales from 2005 to 2006 is primarily related to a decrease in bandwidth costs, credit card processing costs, depreciation expense and traffic acquisition costs. Bandwidth costs declined as we continue to benefit from new contracts with lower per megabit costs. Credit card processing costs declined due to the year-over-year decline in our membership revenue. Depreciation costs declined as our equipment reached the end of its depreciable life. Traffic acquisition costs declined due to less traffic being sent to our website that resulted in a paying membership to us. The decline in these costs was partially offset by an increase in costs associated with the development of our wireless products.

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

Operating Income

      The 100% increase in operating income form 2005 to 2006 is primarily due to the fact that our revenue, cost of sales and operating expenses all declined by $0.2 million from 2005. The 15% decline in our operating costs is primarily related to a decrease in legal costs. In fiscal year 2005, our legal expenses included a $0.2 million non-recurring charge for a settlement of a lawsuit. The decrease in our legal costs was partially offset by an increase in costs related to the development and distribution of content to wireless platforms. These costs included consulting costs, the hiring of dedicated wireless personnel, and our attendance at several wireless trade shows.

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

Restructuring Recovery

	(In Millions) Year ended March 31
	2006	2005	2004
Restructuring recovery	$0.0	$0.6	$0.0

Restructuring Recovery

      As part of the Internet Group restructurings that were completed during the fiscal years ended March 31, 2002 and 2003, we had accrued approximately $1.6 million for excess office space in Sherman Oaks, California. During the 2005 fiscal year, we reached a final settlement with the landlord for this space. As part of the settlement, we paid $375,000 to the landlord and we were released from any ongoing obligations for the space. The $0.6 million of rent restructuring reserve remaining at that time was reversed into income as a result of this settlement.

Film Production Group

      The following table sets forth certain financial information for the Film Production Group for the year ended March 31:

(in millions) February 11 - March 31, 2006
NET REVENUE
Repped Title Revenue	$0.5
Owned Title Revenue	0.6

TOTAL	$1.1
COST OF SALES	0.6

GROSS PROFIT	$0.5

GROSS MARGIN	45%

OPERATING EXPENSES	$0.7

NET LOSS	($0.2)

      We completed the acquisition of the Film Production Group on February 10, 2006. The results above are for the period February 11 through March 31, 2006.

REVENUE

      Repped title revenue represents revenue from the licensing of film titles which we represent (but do not own) under international sales agency agreements with various independent film producers. We have a portfolio of approximately 80 titles that we represent through our Mainline Releasing and Lightning Entertainment labels. We license the international television rights of these films to third parties on behalf of the various independent film producers we represent. We will prepare the title for market by creating trailers, art work, and by ensuring the title conforms to broadcast standards in each particular territory. Cost incurred to prepare the title for market in this manner, as well as the marketing costs incurred at the shows attended throughout the year (such as advertising and film screening costs) are paid by us on behalf of the producer.

      We will earn a commission of 15-25% of the fees collected for licensing the title plus a marketing fee for most titles that we represent. The costs we incur are recovered, as well as any monies advanced to the producer prior to licensing the movie to third parties, as fees are collected for licensing the film in the various international territories or domestically, if applicable. We recover all costs incurred and advances paid to the producer before we remit any license fees to the producer. We will typically recover all costs incurred and monies advanced to a producer, plus earn our marketing fee, within the first 12 - 18 months of the sales agency relationship. Commissions are earned on the license fees once all appropriate revenue recognition criteria has been met. We will generally earn a 25% - 75% commission for films where we represent the domestic television rights.

      Owned title revenue is earned by licensing the rights to the content in our library or newly produced content consisting of erotic thrillers and adult reality-style event content. Our library currently consists of 350 hours of content, including a small amount of mainstream genres such as horror films. We generally develop 40 - 50 hours of new content annually.

      Titles are licensed on a flat fee basis to Cinemax and Showtime. Revenue is generally earned once the content is delivered to the licensee in the case of a flat fee arrangement.

      We also license our erotic thrillers and event content on a monthly basis to Direct TV and to In Demand for distribution to Cable MSOs. Our content is licensed to Direct TV and In Demand on a revenue sharing basis. Revenue is earned once the cash is collected and the amount becomes fixed and determinable. Therefore, revenue may fluctuate based upon when cash is collected from these customers. In addition, other revenue sharing arrangements exist for distribution of our owned content through platforms such as DISH, TVN, BskyB, and Rogers Cable. We will also license the international rights for our content to various third parties on a flat fee basis.

      We have distribution agreements with Lionsgate, Universal and New Line Cinema for the delivery of generally 9 -12 titles per year, which are distributed direct-to-video by these customers. Content licensed to these customers may be our own content or content for which we represent the domestic television rights. Revenue is recognized once the cash is collected and the amount becomes fixed and determinable. Because of this, revenue may fluctuate based upon when cash is collected from these customers. We generally collect from these customers on a quarterly basis.

      Because we recently acquired The Film Production Group, and because The Film Production Group was a private company on a cash basis of accounting prior to the acquisition, it is difficult to predict the revenue for this company until we have more quarterly trends to analyze. We believe that the owned title revenue will be a fairly predictable revenue stream, but that revenue from repped titles may fluctuate based upon when we attend trade shows where these titles will be actively marketed. Additionally, because of the fact that revenue is recognized when cash is collected or content is delivered, we do not believe that the revenue earned from owned titles for the period February 11 - March 31, 2006 is necessarily indicative of a full 48-day period of time since some revenue was recognized prior to completion of the acquisition based upon the date of collection or delivery.

COST OF SALES

      Cost of sales is primarily comprised of amortization of our content as well as delivery and distribution costs related to our owned content. There are no costs of sales related to the repped title business.

      Film amortization is determined based on the revenue recognized in the current period for a title divided by the ultimate revenue expected for the title as determined at the beginning of the fiscal year times the unamortized cost for that title. Because of the valuation placed on the film library as a result of the acquisition, our unamortized film cost is higher than prior to the acquisition, resulting in higher amortization costs. Therefore, the margins we are recognizing on content that existed as of February 10, 2006 are much lower than we would normally recognize for the distribution of our content. As we begin to monetize films that are currently in production over the next 12 - 24 months, we would expect that our margins would increase. Currently, our film amortization represents about 68% of our costs of sales.

OPERATING LOSS

      We are generating an operating loss primarily because of our film cost amortization, the accrual of the contingent earnout payments related to the acquisition, and the amortization of intangibles identified as part of the acquisition. Under the provisions of the Earnout Agreement, the two principals of the Film Production Group are able to earn up to $2 million over three calendar years if certain EBITDA (earnings before interest, taxes, depreciation, and amortization) targets are met. These EBITDA targets are partially cumulative over the three-year period.

      Additionally, as part of the valuation of the acquisition, $4.6 million was allocated to the non-compete agreements that we have with the two principals of the Film Production Group. The value of these non-competes are being amortized over five years on a straight-line basis.

      During this period, we incurred approximately $60,000 in non-recurring costs related to outside services to assist us in integrating our accounting with the corporate accounting group. Other operating costs related to salaries, trade shows, office expense, travel and meals/entertainment are generally consistent with our expectations of these costs for the 2007 fiscal year.

Corporate Administration

The following table sets forth certain financial information for corporate administration expenses for the three years ended March 31:

	(In Millions) Year ended March 31			Percent Change
	2006	2005	2004	’06 vs’05	’05 vs’04
Operating Expenses	$(6.0)	$(5.8)	$(5.0)	3%	16%

      Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Pay TV, Internet and Film Production operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation cost, and printing costs associated with the Company’s public filings.

      The 3% increase in corporate administrative expenses from 2005 to 2006 is primarily due to an increase in legal, consulting and payroll costs. Legal fees increased due to a lawsuit that went to trial during the current fiscal year. We prevailed in the lawsuit and we do not expect to incur any additional expenses related to this issue. The increase in consulting expense is related to fees paid to the investment-banking firm hired by our Board to assist us in analyzing strategic alternatives for the Company. This investment-banking firm continues to assist us in analyzing additional strategic opportunities for the Company. The increase in payroll costs is due to additional accounting personnel hired during the year, an increase in annual salaries of our executives, and the addition of a VP of Marketing and Corporate Strategy to the corporate staff. The increase in legal, consulting and payroll costs was partially offset by a 34% decrease in accounting fees related to lower costs associated with our continuing compliance with Section 404 of the Sarbanes-Oxley Act (“Section 404”). We anticipate that in 2007 these fees will be consistent with those incurred in our current fiscal year as we will utilize an outside consulting firm to assist us with developing and documenting the processes and procedures necessary to ensure that our Film Production Group is in compliance with Section 404.

      The 16% increase in corporate administration expenses from 2004 to 2005 is primarily due to a) an increase in outside accounting fees; b) an increase in listing fees; and c) an increase in payroll costs. These costs were partially offset by declines in consulting and legal fees. Outside accounting fees increased 84% from 2004 due to our efforts to comply with Section 404. During the current fiscal year, we hired an outside consulting firm to assist us with documenting and testing our internal control over financial reporting as required by Section 404. In addition, our external audit fees increased as a result of the additional audit work required for Section 404. Listing fees increased from 2004 due to the payment of a one-time fee for our application to the NASDAQ National Market during the fiscal year ended March 31, 2005. Payroll costs increased from 2004 as a result of additional personnel hired by our accounting and legal departments as well as to an increase in executive bonuses. The decline in consulting expense is related to fees paid during 2004 to our former Chief Executive Officer and to a non-cash expense related to the extension of his stock options. Outside legal fees declined due to the addition of an in-house attorney who was able to internally manage many legal issues that we had outsourced in past years.

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

      During the 2006 fiscal year, we determined that it was more likely than not that we would utilize our net operating losses. Accordingly, we reversed the remaining valuation allowance.

      Net deferred tax liabilities of approximately $1.9 million pertain to certain temporary differences related to purchased intangibles and the film library, which were acquired as part of the MRG acquisition completed during the current fiscal year.

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

      During the years ended March 31, 2004, we determined that it was more likely than not that our deferred tax assets would not be realized and we, accordingly, recorded a valuation allowance against the net deferred tax assets of $6.7 million.

      During the year ended March 31, 2005, the Company generated taxable income against which these tax attributes were applied, and accordingly, reversed a portion of the valuation allowance except as explained below.

      During the year ended March 31, 2004, options and warrants were exercised and certain disqualifying dispositions occurred resulting in deductions for tax purposes. Similar benefits were included in the Company’s net operating losses. These deductions resulted in a benefit of $4.0 million to Additional Paid in Capital during the fiscal year ended March 31, 2005.

Liquidity and Capital Resources
Cash Flows from Operating Activities and Investing Activities:

      Our statements of cash flows are summarized as follows (in millions):

	Year Ended March 31,
	2006	2005	2004
Net cash provided by operating activities	$12.3	$15.0	$13.9

Cash flows used in investing activities:
Purchases of equipment and furniture	(1.0)	(1.2)	(1.4)
Redemption of available-for-sale securities	38.4	8.9	0.0
Purchase of available-for-sale securities	(35.5)	(21.0)	(1.6)
Other	0.0	(0.3)	0.0
Payment for business acquisitions, net of cash acquired	(13.3)	0.0	0.0
Restricted funds held in escrow	(2.6)	0.0	0.0

Net cash used in investing activities	$(14.0)	$(13.6)	$(3.0)

      The decline in cash provided by operating activities from 2005 to 2006 was primarily related to:

• The amount spent on content licensing (prepaid distribution rights) increased $0.9 million to $3.2 million for the 2006 fiscal year from $2.3 million for the 2005 fiscal year;

• Accounts receivable increased $2.1 million during the 2006 fiscal year, as compared to an increase in accounts receivable of $1.2 million in the 2005 fiscal year;

• A decline in tax benefits from the exercise of options and warrants to $0.5 million for the 2006 fiscal year from $4.0 million for the 2005 fiscal year;

• An increase in net income of $0.2 million from the 2005 fiscal year;

      The increase in cash provided by operating activities from 2004 to 2005 was primarily related to:

• The amount spend on licensing content declining to $2.3 million for the 2005 fiscal year from $2.9 million for the 2004 fiscal year.

• $4.0 million of tax benefits from the exercise of options and warrants during the 2005 fiscal year.

• An increase in net income from 2004

      Net cash used in investing activities increased slightly from 2005. We experienced a net redemption of the investments of our excess cash balances of $2.9 million during the 2006 fiscal year as we accumulated the short-term cash position necessary to complete the acquisition of MRG. We paid $13.3 million for the purchase of MRG during the fourth quarter of the 2006 fiscal year. In addition, $2.6 million related to this acquisition is being held in escrow pending the resolution of certain contingencies. Our capital expenditures for the 2006 fiscal year of $1.0 million related to the purchase of software for our wireless platform, editing equipment, descrambling equipment necessary for new cable launches, and miscellaneous computers, servers, switches and software.

      The increase in cash used in investing activities from 2004 to 2005 was primarily related to the investment of our excess cash balances in certificates of deposits and fixed income debt instruments with limited maturities during the 2005 fiscal year. In addition, our capital expenditures of $1.2 million during the 2005 fiscal year were related to the final leasehold improvements made to our digital broadcast facility, the purchase of a new storage area network solution to allow for increased redundancy and efficient future storage expansion, and various servers, computers, editing and broadcasting equipment.

      Purchases of equipment and furniture accounted for a portion of the significant cash outlays for investing activities in the fiscal year ended March 31, 2004. Purchases of equipment and furniture during the 2004 fiscal year related primarily to purchases of broadcast equipment, including a new broadcast cluster to allow for increased redundancy of our digital broadcast center, purchases of encrypting equipment necessary for new cable launches, and leasehold improvements necessary to upgrade our digital broadcast facility. Purchases of investments represented the next most significant investing activity during the 2004 fiscal year. These purchases related to certificates of deposits in which we invested during the year.

Financing Activities:

      Our cash flows (used in) provided by financing activities are as follows (in millions):

	Year Ended March 31,
	2006	2005	2004
Cash flows (used in) provided by financing activities:
Payments on capital lease obligations	$(0.2)	$(0.4)	$(1.1)
Decrease notes payable/line of credit	(4.5)	(0.4)	(0.1)
Stock options/warrants exercised	0.8	2.7	6.3
Retirement of stock	0.0	0.0	(1.5)
Issuance of redeemable preferred stock	0.0	0.0	2.0
Redemption of redeemable preferred stock	(0.0)	0.0	(5.3)
Other	(0.2)	(0.2)	(0.2)

Net cash (used in) provided by financing activities:	$(4.1)	$1.7	$0.1

      As part of the MRG acquisition, we assumed the debt outstanding on a line of credit and interest payable in the amount of $4.5 million. We paid down this line of credit to $0 simultaneously with the closing of the acquisition. This use of cash was only slightly offset by cash received from the exercise of stock options and warrants during the year of $0.8 million.

      During the 2005 fiscal year, we received $2.7 million from the exercise of stock options and warrants. This cash from financing activities was offset by the repayment of a $0.4 million secured note payable that was due to an unrelated third party.

      During the 2004 fiscal year, we issued 2.5 million shares of Class B Redeemable Preferred Stock at $0.81 per share. The proceeds from this offering were used to redeem $1.0 million of the Company’s Class A Redeemable Preferred Stock and to fund the purchase and subsequent retirement of 2,520,750 shares of New Frontier Media, Inc. common stock, valued at $1.5 million, from Edward Bonn, a former officer of the Company. We also redeemed $5.3 million of the Class A and Class B Redeemable Preferred Stock during the 2004 fiscal year and $0.5 million of the Class B Redeemable Preferred Stock was converted into a note payable, which was then subsequently repaid. Much of our cash used in financing activities during the 2004 fiscal year was offset by the exercise of stock options and warrants which generated cash from financing activities of $6.3 million.

      If we were to lose our major customers that account for 35%, 14%, and 12% of our revenue as of the year ended March 31, 2006, respectively, our ability to finance our future operating requirements would be severely impaired.

      We currently have a $3.0 million line of credit available through a commercial banking relationship. This line of credit expires in July 2006. The interest rate applied to the line of credit is variable based on the current prime rate. The balance on the line of credit is currently $0 and we have not drawn down on it during our 2006 fiscal year. The line of credit, if utilized, would be secured by our Pay TV Group’s trade accounts receivable and it requires that we comply with certain financial covenants and ratios.

      We anticipate capital expenditures to be approximately $1.8 million, content licensing expenditures to be approximately $3.5 million, and our film production expenditures to be approximately $2.1 million during our 2007 fiscal year.

      In December 2005, our Board of Directors approved a stock repurchase plan to purchase up to 2.0 million shares of our stock over 30 months. At our current stock price, this would require a use of cash of approximately $18 million over the next 30 months. To date no shares have been repurchased.

      As part of the MRG acquisition we entered into an earnout agreement, which would require a $2.0 million payment over three calendar years if certain EBITDA targets are met.

      We entered into a two-year agreement with Direct TV for the distribution of two of our services beginning April 2006. This agreement requires us to meet certain performance targets. If we are unsuccessful in meeting these performance targets, we may have to provide certain rebates to Direct TV up to, but not exceeding, the amount of the license fees earned from Direct TV.

      We believe that existing cash and cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures, content licensing or film production costs that may be incurred can be financed through our cash flows from operations.

      The following is a summary of the Company’s contractual obligations for the periods indicated that existed as of March 31, 2006, and is based on information appearing in the Notes to the Consolidated Statements:

	Payments Due by Period (in 000’s)
Contractual Obligations	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating Lease Obligations	$8,481	$2,608	$2,566	$2,202	$1,105

      The above table does not include obligations for employment contracts that expire through March 31, 2009. The Company’s obligations under employment agreements total $3.0 million, $1.7 million, and $1.2 million for years ended March 31, 2007, 2008 and 2009, respectively and include the Company’s obligation under the Earnout provisions for the acquisition of MRG which occurred on February 10, 2006.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Accounting for Stock-Based Compensation” (“SFAS 123R”). This Statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and its related implementation guidance and is effective as of the beginning of the annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date, to awards modified, repurchased or cancelled after that date, and to all unvested options at the adoption date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. This Statement addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity, in an exchange for goods or services, incurs liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. As of April 1, 2006, the company began to apply the prospective recognition method and implemented the provisions of SFAS No. 123(R). For the coming fiscal year ending March 31, 2007, the Company anticipates the impact of the provisions of adopting SFAS No. 123(R) for all options currently outstanding will reduce net income by approximately $500,000.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of the statement are effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statements.

      In May 2005 the FASB issued SFAS No. 154 Accounting Changes and Error Corrections which replaced APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applied to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Market Risk. The Company’s exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

      Interest Rate Risk. As of June 1, 2006, the Company had cash in checking and money market accounts, certificates of deposits, and fixed income debt securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets. Furthermore, the Company’s borrowings are at fixed interest rates, limiting the Company’s exposure to interest rate risk.

      Foreign Currency Exchange Risk. The Company does not have any material foreign currency exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements of New Frontier Media, Inc. and its subsidiaries, including the notes thereto and the report of independent accountants therein, commence at page F-2 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Changes in Internal Control over Financial Reporting

      As a result of our acquisition of MRG in the fourth quarter of our 2006 fiscal year, the Company has expanded its internal controls over financial reporting to include consolidation of MRG’s results of operations as well as acquisition related accounting and disclosures. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SOX 404
Summary Management Report
As of March 31, 2006

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

Management assessed the effectiveness of New Frontier Media, Inc.’s internal control over financial reporting as of March 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of New Frontier Media, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

The Company has excluded from its evaluation the internal control over financial reporting of MRG Entertainment, Inc. (“MRG”), which was acquired on February 10, 2006. As of March 31, 2006, and for the period from February 10, 2006 through March 31, 2006, total assets and total revenues subject to MRG’s internal control over financial reporting represented 36% and 2% of the Company’s total assets and total revenues as of and for the year ended March 31, 2006. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on this assessment, management determined that, as of March 31, 2006, New Frontier Media, Inc. maintained effective internal control over financial reporting.

The Company’s independent auditors, Grant Thornton LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareowners. Grant Thornton LLP have audited and reported on the Consolidated Financial Statements of New Frontier Media, Inc. and its subsidiaries, management’s assessment of the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting. The reports of the independent auditors are included herein.

May 18, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
   New Frontier Media Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that New Frontier Media, Inc. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As indicated in the accompanying Management’s Assessment of the Effectiveness of Internal Controls, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MRG Entertainment Inc. and its subsidiaries, and Lifestyles Entertainment Inc. (collectively “MRG”), which are included in the 2006 consolidated financial statements of the Company and constituted $29.9 million and $18.3 million of total assets and net assets, respectively, as of March 31, 2006 and $1.2 million and $.2 million of revenues and net loss, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at MRG because the Company acquired MRG on February 10, 2006. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MRG.

In our opinion, management’s assessment that New Frontier Media, Inc. and Subsidiaries maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established by COSO. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of March 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows and financial statement schedule for each of the three years in the period ended March 31, 2006, and our report dated May 19, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

New York, New York
May 19, 2006

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by Item 10 regarding the Board of Directors and Audit Committee will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held on August 15, 2006, which will be filed within 120 days after the close of our fiscal year ended March 31, 2006, and is incorporated herein by reference, pursuant to General Instruction G(3). Please see “Executive Officers of the Registrant” in Part I of this form.

      Pursuant to Section 16 of the Exchange Act, the Company’s directors and executive officers and beneficial owners of more than 10% of the Company’s Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities of the Company. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company’s fiscal year ended March 31, 2006.

      The Company has adopted a code of business conduct and ethics applicable to the Company’s Directors, officers, and employees, known as the Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on the Company’s website. In the event that we amend or waive any of the provisions of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on the Company’s website at www.noof.com.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by Item 11 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held on August 15, 2006, which will be filed within 120 days after the close of our fiscal year ended March 31, 2006, and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by Item 12 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held on August 15, 2006 which will be filed within 120 days after the close of our fiscal year ended March 31, 2006, and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by Item 13 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held on August 15, 2006, which will be filed within 120 days after the close of our fiscal year ended March 31, 2006, and is incorporated herein by reference, pursuant to General Instruction G(3).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required by Item 14 will be included in our proxy statement to be filed relating to the annual meeting of stockholders to be held on August 15, 2006 which will be filed within 120 days after the close of our fiscal year ended March 31, 2006, and is incorporated herein by reference, pursuant to General Instruction G(3).

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      The following documents are filed as part of this report:

      1) FINANCIAL STATEMENTS

The financial statements listed in the Table of Contents to Consolidated Financial Statements are filed as part of this report.

      2) FINANCIAL STATEMENT SCHEDULES — All schedules have been included in the Consolidated Financial Statements or Notes thereto.

      3) EXHIBITS

Exhibits Number	Description
3.01	—Articles of Incorporation of Company, with Amendment(1)
3.02	—First Amended ByLaws of Company(1)
4.01	—Form of Common Stock Certificate(1)
10.01	—Office Lease Agreement, dated August 12, 1998, for premises at 5435 Airport Boulevard, Boulder CO.(2)
10.02	—Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(4)
10.03	—Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(4)
10.04	—Amendment No. 1 to Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(4)
10.05	—Employment Agreement between New Frontier Media, Inc. and Karyn L. Miller(4)
10.06	—License Agreement between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc.(4)
10.07	—Employment Agreement between Ken Boenish and Colorado Satellite Broadcasting, Inc.(5)
10.08	—Amendment Number Two to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(5)

10.09	—Amendment Number 1 between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(6)
10.10	—Amendment Number 4 between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(9)
10.11	—Employment Agreement between Michael Weiner and New Frontier Media, Inc.(7)
10.12	—Separation and Consulting Agreement between Mark Kreloff and New Frontier Media, Inc.(7)
10.13	—Amendment to Employment Agreement between Michael Weiner and New Frontier Media, Inc.(8)
10.14	—Amendment to Employment Agreement between Ken Boenish and Colorado Satellite Broadcasting, Inc.(8)
10.15	—Amendment to Employment Agreement between Karyn Miller and New Frontier Media, Inc.(8)
10.16	—Office Lease Agreement dated April 11, 2001 between New Frontier Media, Inc. and Northview Properties, LLC(9)
10.17	—Lease Modification Agreement between New Frontier Media, Inc. and LakeCentre Plaza Limited, LLP dated July 2003(9)
10.18	—Catalog License Agreement between Pleasure Productions, Inc. and Colorado Satellite Broadcasting, Inc.(9)
10.19	—Telecommunications Services Agreement between WilTel Communications, LLC and Colorado Satellite Broadcasting, Inc.(10)
10.20	—Employment Agreement between Bill Mossa, VP of Affiliate Sales and Marketing, and TEN Sales, Inc.(11)
10.21	—January 11, 2005 Amendment to the Employment Agreement between New Frontier Media, Inc. and Michael Weiner dated February 17, 2003, as amended.(12)
10.22	—January 11, 2005 Amendment to the Employment Agreement between New Frontier Media, Inc. and Karyn Miller dated August 1, 2002, as amended.(12)
10.23	—January 11, 2005 Amendment to the Employment Agreement between TEN and Ken Boenish dated April 1, 2003, as amended.(12)
10.24	—Amendment No. 3 to Contract Number T70112100 between Colorado Satellite Broadcasting, Inc. and Intelsat USA Sales Corp.(13)
10.25	—Employment Agreement dated January 20, 2006 between New Frontier Media, Inc. and Ira Bahr(14)
10.26	—Affiliation Agreement for DTH Satellite Exhibition Programming of Cable Network Programming between Directv, Inc. and Colorado Satellite Broadcasting, Inc. dated March 31, 2006(15)
14.00	—Code of Ethics for New Frontier Media, Inc.’s Financial Management(7)
21.01	—Subsidiaries of the Company(15)
23.01	—Consent of Grant Thornton LLP(15)
31.01	—Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)
31.02	—Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(15)
32.03	—Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)
32.04	—Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(15)

(1)   Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-35337).

(2)   Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 1999.

(3)   Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2000.

(4)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(5)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(6)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

(7)   Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2003.

(8)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2003.

(9)   Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2004.

(10)   Incorporated by reference to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2004.

(11)   Incorporated by reference to Form 8-K filed on September 10, 2004.

(12)   Incorporated by reference to Form 8-K filed on January 18, 2005.

(13)   Incorporated by reference to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2005.

(14)   Incorporated by reference to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended December 31, 2005.

(15)   Filed herewith.

SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, New Frontier Media has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FRONTIER MEDIA, INC.

Michael Weiner
Chief Executive Officer

Name and Capacity	Date
/s/ MICHAEL WEINER	June 13, 2006
Name: Michael Weiner Title: Chief Executive Officer (Principal Executive Officer)
/s/ KARYN MILLER	June 13, 2006
Name: Karyn Miller Title: Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ SKENDER FANI	June 13, 2006
Name: Skender Fani Title: Director
/s/ MARC GREENBERG	June 13, 2006
Name: Marc Greenberg Title: Director
/s/ MELISSA HUBBARD	June 13, 2006
Name: Melissa Hubbard Title: Director
/s/ ALAN ISAACMAN	June 13, 2006
Name: Alan Isaacman Title: Director
/s/ DAVID NICHOLAS	June 13, 2006
Name: David Nicholas Title: Director
/s/ HIRAM WOO	June 13, 2006
Name: Hiram Woo Title: Director

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of
   New Frontier Media, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of New Frontier Media, Inc. and Subsidiaries (the “Company”) as of March 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Frontier Media, Inc. and Subsidiaries at March 31, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II — Valuation and Qualifying Accounts is presented for the purpose of complying with the Securities and Exchange Commission1s rules and is not part of the basic financial statements. For each of the three years in the period ended March 31, 2006, this schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of New Frontier Media Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 19, 2006 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
May 19, 2006

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in 000s)

ASSETS

	March 31,
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$12,611	$18,403
Restricted cash	2,646	—
Marketable securities	8,730	9,075
Accounts receivable, net of allowance for doubtful accounts of $32 and $24, respectively	12,395	8,034
Deferred tax asset	444	382
Other	871	1,250

TOTAL CURRENT ASSETS	37,697	37,144

EQUIPMENT AND FURNITURE, net	4,082	4,191

OTHER ASSETS:
Prepaid distribution rights, net	8,877	9,721
Marketable securities	1,936	4,547
Recoupable costs and producer advances	1,203	—
Film costs, net	10,412	—
Goodwill	16,744	3,743
Other identifiable intangible assets, net	4,687	101
Other	1,127	837

TOTAL OTHER ASSETS	44,986	18,949

TOTAL ASSETS	$86,765	$60,284

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(in 000s except share data)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31,
	2006	2005
CURRENT LIABILITIES:
Accounts payable	$2,151	$1,868
Taxes payable	677	—
Producer payable	546	—
Deferred revenue	754	484
Due to related party	250	—
Accrued compensation	1,857	1,263
Accrued transport fees	645	647
Accrued legal and accounting fees	240	662
Accrued liabilities and other	1,365	728

TOTAL CURRENT LIABILITIES	8,485	5,652

LONG-TERM LIABILITIES:
Deferred tax liability	1,268	5
Due to related party	1,000	—
Taxes payable	1,359	—
Other	3,408	961

TOTAL LONG-TERM LIABILITIES	7,035	966

TOTAL LIABILITIES	15,520	6,618

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $.10 par value, 5,000,000 shares authorized:
Class A, no shares issued and outstanding	—	—
Class B, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 23,649,986 and 22,574,854 shares issued and outstanding, at March 31, 2006 and 2005, respectively	2	2
Additional paid-in capital	61,488	55,173
Retained earnings (accumulated deficit)	9,829	(1,454)
Accumulated other comprehensive loss	(74)	(55)

TOTAL SHAREHOLDERS’ EQUITY	71,245	53,666

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$86,765	$60,284

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s except per share data)

	Year Ended March 31,
	2006	2005	2004
NET SALES	$46,851	$46,277	$42,878
COST OF SALES	14,848	16,047	16,696

GROSS MARGIN	32,003	30,230	26,182

OPERATING EXPENSES:
Sales and marketing	5,103	4,862	4,653
General and administrative	10,900	10,097	9,813
Restructuring recovery	—	(546)	—

TOTAL OPERATING EXPENSES	16,003	14,413	14,466

OPERATING INCOME	16,000	15,817	11,716

OTHER INCOME (EXPENSE):
Interest income	1,155	403	50
Interest expense	(41)	(104)	(1,157)
Other income (loss)	(7)	47	311

TOTAL OTHER INCOME (EXPENSE)	1,107	346	(796)

INCOME BEFORE PROVISION FOR INCOME TAXES	17,107	16,163	10,920
Provision for income taxes	(5,824)	(5,041)	(7)

NET INCOME	$11,283	$11,122	$10,913

Basic income per share	$0.49	$0.50	$0.53

Diluted income per share	$0.48	$0.48	$0.50

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in 000s)

	Year Ended March 31,
	2006	2005	2004
Net income	$11,283	$11,122	$10,913
Other comprehensive loss Unrealized loss on available-for-sale marketable securities, net of income tax benefit of $12 and $25, respectively	(19)	(55)	—

Total comprehensive income	$11,264	$11,067	$10,913

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in 000s except share data)

	Common Stock $.0001 Par Value
	Shares	Amounts	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
BALANCES, March 31, 2003	21,322,816	$2	$45,943	$(23,489)	$—	$22,456
Exercise of stock options/warrants	2,391,414		6,239			6,239
Cashless exercise of warrants	675,347		—			—
Legal settlement	60,000		45			45
Retirement of stock	(2,520,750)		(1,500)			(1,500)
Cancellation of warrants associated with license agreement			(1,152)			(1,152)
Repurchase of shares for URLs			(558)			(558)
Stock issued in connection with financing	500,000		410			410
Other	(42,819)		163			163
Net income				10,913		10,913

BALANCES, March 31, 2004	22,386,008	2	49,590	(12,576)	—	37,016
Exercise of stock options/warrants	1,104,023		2,685			2,685
Cashless exercise of warrants	14,073		—			—
Retirement of stock	(929,250)		—			—
Tax provision for capital transactions			(1,122)			(1,122)
Tax benefit for stock option/warrant exercise			4,020			4,020
Unrealized losses on available-for-sale securities					(55)	(55)
Net income				11,122		11,122

BALANCES, March 31, 2005	22,574,854	2	55,173	(1,454)	(55)	53,666
Exercise of stock options/warrants	326,562		830			830
Stock issued for acquisition of MRG	748,570		5,000			5,000
Tax benefit for stock option/warrant exercise			485			485
Unrealized losses on available-for-sale securities					(19)	(19)
Net income				11,283		11,283

BALANCES, March 31, 2006	23,649,986	$2	$61,488	$9,829	$(74)	$71,245

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s)

	Year Ended March 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,283	$11,122	$10,913
Adjustments to reconcile net income to net cash provided by operating actvities:
Depreciation and amortization	5,991	5,836	5,976
Tax benefit from option/warrant exercise	485	4,020	—
Tax provision for capital transaction	—	(1,122)	—
Other	—	—	899
(Increase) Decrease in operating assets
Accounts receivable	(2,120)	(1,161)	(1,192)
Receivables and prepaid expenses	251	(535)	158
Prepaid distribution rights	(3,225)	(2,287)	(2,945)
Capitalized film costs	(285)	—	—
Deferred tax asset	(62)	(357)	—
Other assets	(184)	283	455
Increase (Decrease) in operating liabilities
Accounts payable	(207)	170	(213)
Deferred revenue, net	59	(820)	(919)
Producer payable	(263)	—	—
Taxes payable	1,516	—	—
Deferred tax liability	(695)	5	—
Accrued restructuring cost	(41)	(935)	(279)
Other accrued liabilities	(191)	773	1,042

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,312	14,992	13,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted funds held in escrow	(2,564)	—	—
Payment for business acquisitions, net of cash acquired	(13,332)	—	—
Purchase of investments available-for-sale	(35,522)	(21,018)	(1,578)
Redemption of investments available-for-sale	38,448	8,893	—
Purchase of equipment and furniture	(991)	(1,164)	(1,367)
Other	(24)	(328)	—

NET CASH USED IN INVESTING ACTIVITIES	(13,985)	(13,617)	(2,945)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(154)	(356)	(1,125)
Decrease in notes payable	—	(400)	(100)
Payments on line of credit	(4,520)	—	—
Proceeds from stock options and warrant exercises	830	2,685	6,258
Retirement of stock	—	—	(1,500)
Redemption of redeemable preferred stock	—	—	(5,250)
Issuance of redeemable preferred stock	—	—	2,000
Decrease in other financing obligations	(275)	(253)	(145)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(4,119)	1,676	138

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(in 000s)

	Year Ended March 31,
	2006	2005	2004
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(5,792)	$3,051	$11,088
CASH AND CASH EQUIVALENTS, beginning of year	18,403	15,352	4,264

CASH AND CASH EQUIVALENTS, end of year	$12,611	$18,403	$15,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$49	$115	$1,280

Income taxes paid	$4,583	$2,656	$7

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of equipment via capital lease obligation	$—	$—	$135

Stock issued for purchase of business acquisition	$5,000	$—	$—

Conversion of Class B Redeemable Preferred Stock to notes payable	$—	$—	$500

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

On February 10, 2006, New Frontier Media completed an acquisition of MRG Entertainment, Inc., its subsidiaries and a related company, Lifestyles Entertainment, Inc. (collectively “MRG”). MRG derives revenue from three principal businesses: the production and distribution of original motion pictures (“owned product”); the licensing of domestic third party films in international markets where it acts as a sales agent for the product (“repped product”); and the contract production of one motion picture per year for a third party distributor.

The majority of the Company’s sales are derived from the United States. International sales were approximately $807,000, $222,000 and $403,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

Significant Accounting Policies

 Principles Of Consolidation

The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. and its majority owned subsidiaries (collectively hereinafter referred to as “New Frontier Media” or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by management in several areas, including, but not limited to, the realizability of accounts receivable, recoupable producer costs and producer advances, accrued restructuring expenses, the valuation of chargebacks and reserves, the forecast of anticipated revenues (“ultimate” revenues), which is used to amortize film costs, the valuation allowance associated with deferred income tax assets, and the expected useful life and valuation of our prepaid distribution rights. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

During the quarter ended December 31, 2005, management determined that certain lease incentives received by the Company at the inception of two leases, having a net carrying value of approximately $756,000 at March 31, 2005, should have been recognized as an increase to leasehold improvements with a corresponding increase to deferred lease incentive liability. Both the asset and liability will be amortized on a straight-line basis, over the life of the lease as an increase to amortization expense and reduction in rent expense, respectively. The Company has adjusted the accompanying financial statements as follows to reflect the proper accounting for the lease incentives:

Furniture and equipment, net previously reported as $3,435,000 as of March 31, 2005, has been increased by $756,000. Deferred lease incentive liability, previously reported as $0 as of March 31, 2005 has been increased by $756,000 and is presented in Other Long-Term Liabilities on the balance sheet. These adjustments have no impact on operating income, net income or on net cash flows from operations for the current or prior periods.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid instruments with original maturities of less than 90 days.

Restricted Cash

Restricted cash includes amounts held in escrow pursuant to the acquisition agreement, as well as amounts on deposit with a bank that are contractually designated by agreements between the Company and certain film producers related to amounts received from licensing arrangements of the producers’ films.

FDIC Limits

The Company maintains cash deposits with major banks, which exceed federally insured limits. At March 31, 2006, the Company exceeded the federally insured limits by approximately $11,964,000. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Marketable Securities

For the years ended March 31, 2006 and 2005, short and long-term marketable securities are classified as ‘available-for-sale’ securities and are stated at fair market value. Marketable securities consist of certificates of deposits and debt securities with varying maturity lengths. These are recorded at fair value on the Consolidated Balance Sheet.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, marketable securities, accounts payable, accrued expenses and other liabilities approximate their carrying value due to their short maturities. The fair value of obligations under capital leases approximate the carrying value and is estimated based on the current interest rates offered to the Company for debt of similar maturity.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts Receivable

The majority of the Company’s accounts receivable are due from customers in the cable and satellite industries and from the film distribution industry. Credit is extended based on an evaluation of a customer’s financial condition and collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the cable and satellite industries as a whole.

For represented titles in the Company’s film production group, accounts receivable include the entire license fee due the Company from the licensee, which includes amounts payable to producers.

Accounts receivable with contractual due dates in excess of one year are recorded at a discounted rate. As of March 31, 2006 and 2005, accounts receivable, net of discount, with a due date greater than one year was approximately $281,000 and $0, respectively.

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

Film Costs

The Company capitalizes its share of film costs in accordance with the American Institute of Certified Public Accountants Statement of Position 00-2, (“Accounting by Producers or Distributors of Films”)(“SOP 00-2”). Film and television products (“film costs”), which are produced or acquired for sale or license, are stated at the lower of cost, less accumulated amortization, or fair value. All films are direct-to-television in nature. Film costs include costs to develop and produce films, which primarily consists of salaries, equipment and overhead; and include costs associated with completed titles and those in development. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of our films. Interest expense is not capitalized as the production runs are short-term in nature.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Film costs and acquired film libraries are amortized based on the ratio of the current period’s revenues to estimated ultimate revenues, for a period not exceeding ten years, from all sources on an individual-film-forecast-computation method as defined in SOP 00-2. Film cost valuation is reviewed on a title-by-title basis when an event or change in circumstance indicates the fair value of a title is less than the unamortized cost. Estimates of ultimate revenues can change significantly due to a variety of factors, including the level of market acceptance of television product. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted on a prospective basis, as necessary. Estimated losses, if any, are provided in the current period earnings on an individual film forecast basis when such losses are estimated. Such adjustments could have a material effect on results of operations in future periods.

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

Recoupable Costs and Producer Advances

Recoupable costs and producer advances represent amounts contractually allowed and non-refundable advances as provided in distribution arrangements with producers. Such amounts will be recouped against future licensing fees before submitting to producers the residual distribution fees. The Company evaluates recoupable costs and producer advances for impairment based on estimates of future licensing fees.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair market value of net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually.

Other identifiable intangible assets primarily include amounts paid to acquire non-compete agreements with certain key executives, below market rent, urls and trademarks. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives that range from 2.5 to 15 years.

Long-Lived Assets

The Company continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In evaluating the fair value and future benefits of such assets, the Company performs an analysis of the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and recognizes an impairment loss if the carrying value exceeds the expected future cash flows. The impairment loss is measured based upon the difference between the fair value of the asset and its recorded carrying value.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Per Share

Basic income per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of outstanding warrants and stock options using the “treasury stock” method.

Revenue Recognition

The Pay TV Group’s Cable/DBS revenues are recognized based on pay-per-view or video-on-demand buys and monthly subscriber counts reported each month by its cable and DBS affiliates. The cable/DBS affiliates do not report actual monthly sales for each of their systems to the Pay TV Group until approximately 60 - 90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on the Pay TV Group’s historical experience for each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt by the Pay TV Group. Adjustments made to adjust revenue from estimated to actual have historically been immaterial.

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

Revenue from the sale or licensing of films and television programs is recognized when earned and reasonably estimable in accordance with the revenue recognition requirements in accordance with SOP 00-2. For films where the license fee is fixed and determinable, licensing revenues are recognized on the date when the license period commences for each film, the film is delivered to the distributor for exploitation pursuant to the terms and conditions of the licensing agreement, and collectibility of the license fee is reasonably assured. For distribution in the home video market and the pay-per-view market, the Company’s share of licensing revenues is recognized when it is reported by third-party providers.

For represented titles, the Company only recognizes its percentage share of the licensing revenues. The producers’ share or participation of licensing revenues is recorded as a liability until remitted to the producer. There are no producers’ participations on owned films. The Company is generally allowed a marketing fee under the terms of its distribution contracts with producers, which is usually stated as a fixed amount typically recoupable over a 12 to 18 month period. The marketing fee is recognized as revenue when recouped as such recoupments generally correspond to the performance of the related marketing activities.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred revenue includes cash payments to the Company and accrued licensing revenue for which revenue recognition criteria has not been met.

Advertising Costs

The Company expenses advertising costs, which includes tradeshow related expenses, as incurred. Advertising costs for the years ended March 31, 2006, 2005 and 2004 were approximately $862,000, $610,000 and $875,000, respectively.

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

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”, which was issued to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amended the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB Opinion No. 25”) and related interpretations in accounting for its plans and complies with the disclosure provisions of SFAS No. 123. Under APB Opinion No. 25, compensation expense is measured as the excess, if any, of the fair value of the Company’s common stock at the date of the grant over the amount a grantee must pay to acquire the stock. The Company’s stock option plans enable the Company to grant options with an exercise price not less than the fair value of the Company’s common stock at the date of the grant. Accordingly, no compensation expense has been recognized in the accompanying consolidated statements of operations for its stock-based compensation plans.

Pro forma information regarding net income and income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended March 31, 2006, 2005 and 2004, respectively: risk free interest rates of 4.01%, 3.73%, and 4.62%, respectively; dividend yields of 0%; expected lives of 4 years, 2 years and 5 years, respectively; and expected volatility of 66%, 95% and 95%.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized, using a method that approximates a straight-line basis, to expense over the options vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per common share had compensation costs for the Company’s stock option plans been determined based on a fair value at the date of grant consistent with the provisions of SFAS No. 123 for the years ended March 31, 2006, 2005 and 2004 is as follows (in thousands, except share data):

	Year Ended March 31,
	2006	2005	2004
Net income
As reported	$11,283	$11,122	$10,913
Deduct:
Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of tax	(747)	(413)	(877)

Pro forma	$10,536	$10,709	$10,036

Basic earnings per common share
As reported	$0.49	$0.50	$0.53
Pro forma	$0.46	$0.48	$0.49
Diluted earnings per common share
As reported	$0.48	$0.48	$0.50
Pro forma	$0.45	$0.46	$0.46

Comprehensive Income

Comprehensive income, as defined in SFAS No. 130, “Reporting Comprehensive Income,” includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive income includes, as it relates to the Company, unrealized gains and losses on available-for-sale securities.

Recently Issued Accounting Pronouncements

In December 2004, the SFAS issued No. 123R, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, and its related implementation guidance and is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This Statement applies to all awards granted after the required effective date, to awards modified, repurchased or cancelled after that date, and to all unvested options at the adoption date. The cumulative effect of initially applying this Statement, if any, is recognized as of the required effective date. This Statement addresses the acounting for transactions in which an entity exchanges its equity intruments for goods or services. It also addresses transactions in which an entity, in an exchange for goods or services, incurs liabilitites that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. As of April 1, 2006, the

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company began to apply the prospective recognition method and implemented the provisions of SFAS No. 123(R). For the coming fiscal year ending March 31, 2007, the Company anticipates the impact of adopting the provisions of SFAS No. 123(R) for all options currently outstanding will reduce net income by approximately $500,000.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions”. This statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. The provisions of the statement are effective for fiscal periods beginning after June 15, 2005. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statements.

In May 2005 the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaced APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applied to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The Company does not anticipate that the adoption of this statement will have a material impact on its financial statements.

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in 000s, except per share data):

	Year Ended March 31,
	2006	2005	2004
Net income	$11,283	$11,122	$10,913

Average outstanding shares of common stock	22,876	22,265	20,522
Dilutive effect of Warrants/Employee Stock Options	462	802	1,370

Common stock and common stock equivalents	23,338	23,067	21,892

Basic income per share	$0.49	$0.50	$0.53

Diluted income per share	$0.48	$0.48	$0.50

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price of the common shares and/or because the Company reported a net loss during the period were approximately 487,000, 0 and 485,750 for the years ended March 31, 2006, 2005 and 2004, respectively. Inclusion of these options and warrants would be antidilutive.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — EQUIPMENT AND FURNITURE

Equipment and furniture at March 31, consisted of the following (in 000s):

	2006	2005
Furniture and fixtures	$957	$955
Computers, equipment and servers	8,178	7,547
Leasehold improvements	2,681	2,670

Equipment and furniture, at cost	11,816	11,172
Less accumulated depreciation	(7,734)	(6,981)

EQUIPMENT AND FURNITURE, NET	$4,082	$4,191

Depreciation expense was approximately $1,247,000, $1,558,000 and $1,808,000 for the years ended March 31, 2006, 2005 and 2004, respectively.

NOTE 4 — FINANCIAL ARRANGEMENTS

During the quarter ended June 30, 2004, the Company obtained a $3 million line of credit from an outside financial institution. The line of credit is secured by the Pay TV Group’s trade accounts receivable. The interest rate applied on the line of credit is variable based on the current prime rate. The line of credit requires that the Company maintain certain restrictive financial covenants and ratios. The Company did not draw down on the line of credit during the fiscal years ended March 31, 2006 or 2005.

NOTE 5 — MARKETABLE SECURITIES

Marketable securities are required to be categorized as either trading, available-for-sale or held-to-maturity. On March 31, 2006, the Company had no trading or held-to-maturity securities. Debt securities categorized as available-for-sale as of March 31, 2006 are reported at fair value as follows (in 000s):

		Gross Unrealized
	Gross Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$98	$—	$—	$98
Mortgage-backed securities	4,175	—	(32)	4,143
Corporate debt securities	1,793	—	(54)	1,739
Municipal securities	1,501	—	(6)	1,495
Debt securities issued by the US Treasury	3,198	—	(7)	3,191

Total available-for-sale securities	$10,765	$—	$(99)	$10,666

The contractual maturities of these investments as of March 31, 2006, were as follows (in 000s):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2007	$8,794	$8,730
2008	1,971	1,936

Total available-for-sale securities	$10,765	$10,666

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

NOTE 6 — ACQUISITIONS

On February 10, 2006, the Company completed the purchase of MRG Entertainment, Inc., its subsidiaries, and a related company, Lifestyles Entertainment, Inc. (collectively “MRG”) by acquiring all of the outstanding capital stock of MRG. MRG produces and distributes erotic thrillers which are distributed in the U.S. on premium movie services such as Cinemax and Showtime Networks, Inc. as well as internationally on similar services. MRG also produces and distributes adult, reality-based content that is distributed in the U.S. through both DBS providers and cable MSOs via its relationship with In Demand. Additionally, MRG acts as a line producer for one mainstream movie per year for a major movie studio and acts as an international sales agent for third party domestic film producers. The Company acquired MRG to expand its portfolio to the rapidly growing market for softer, erotic content, as well as to the market for erotic, event-type content. The acquisition also provides established relationships in international markets and provides access to a library of content that can be monetized through current distribution networks.

The aggregate purchase price of $21.0 million consisted of $15.0 million in cash, 748,570 shares of New Frontier Media common stock valued at $5 million, and $1.0 million in fees and expenses incurred by the Company. An additional $2,550,000 of cash is being held in escrow pending the resolution of certain contingencies. The $2,550,000 is presented in both Restricted Cash and Other Long-Term Liabilities on the balance sheet. Additionally, if certain EBITDA targets are met, the Company is obligated to make three earn-out payments totaling $2 million over three years. The earn-out payments will be an additional expense for this segment.

The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The net purchase price allocation was as follows (in 000s):

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash	$287
Trade Receivables	2,242
Film Inventory	10,561
Other Current Assets	37
Property, plant and equipment	137
Recoupable Costs and Advances	1,302
Identifiable Intangible Assets	4,838
Line of Credit	(4,520)
Accounts Payable	(490)
Producer Payable	(1,330)
Other Current Liabilities	(3,009)
Deferred Tax Liability	(1,971)

Total fair value of net assets acquired	8,084
Goodwill	13,001

Net Purchase Price	$21,085

The allocation of the purchase price was based on a third-party valuation of the fair value of indentifiable intangible assets, and certain property, plant and equipment. The valuation of the indentifiable intangible assets is based upon a preliminary valuation and is subject to change. The cost of the identifiable intangible assets will be amortized on a straight-line basis over periods of 2.5 - 5 years. The intangible assets include a non-compete of $4.6 million (5-year life) and a below market lease of $0.2 million (2.5 year life). The value of the film library was increased by $5.2 million as a result of the third-party valuation. The film library will be amortized on the individual-film-forecast method.

Goodwill is not deductible for tax purposes and will be reported as part of the Film Production segment.

The results of MRG have been included in the consolidated financial statements since the date of acquisition of February 10, 2006.

Unaudited pro forma results of operations for the years ended March 31, 2006 and 2005 of the Company assuming the acquisition was effective April 1 of each year is as follows:

($ in 000s, except per share data)

	2006	2005
Net Sales	$59,600	$58,055

Net income	$10,971	$9,907

Basic income per share	$0.46	$0.43

Diluted income per share	$0.46	$0.42

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 7 — GOODWILL AND INTANGIBLE ASSETS

On April 1, 2002, the Company adopted SFAS No. 142. Goodwill and intangible assets with indefinite lives are no longer being amortized, but are tested for impairment using the guidance for measuring impairment set forth in this statement.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Changes in the carrying amount of goodwill for the years ended March 31, 2006 and 2005, by reportable segment, are as follows (in thousands):

	Pay TV	Film Production	Total
Balance as of March 31, 2004	$3,743	$—	$3,743
Goodwill acquired during the period	—	—	—

Balance as of March 31, 2005	3,743	—	3,743
Goodwill acquired during the period	—	13,001	13,001

Balance as of March 31, 2006	$3,743	$16,744	$16,744

The Company performs the impairment analysis at the reporting segment level as defined in SFAS No. 142. This analysis requires management to make a series of critical assumptions to: (1) evaluate whether any impairment exists and (2) measure the amount of impairment. SFAS No. 142 requires that the Company estimate the fair value of our reporting units as compared with their estimated book value. If the estimated fair value of a reporting unit is less than the estimated book value, then an impairment is deemed to have occurred. As required by SFAS No. 142, prior to conducting our goodwill impairment analysis, we assess long-lived assets for impairment in accordance with SFAS No. 144.

The Company performed the annual goodwill impairment analysis in the fourth quarter of each of our past three fiscal years. Based on our estimates at each of these dates, the Company concluded that no goodwill impairment charges were necessary during fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Prepaid Distribution Rights

The components of prepaid distribution rights are as follows (in 000s):

	March 31,
	2006	2005
Gross Carrying Amount	$20,861	$25,812
Accumulated Amortization	(11,984)	(16,091)

Net Carrying Amount	$8,877	$9,721

Amortization expense for prepaid distribution rights for March 31, 2006, 2005 and 2004 was approximately $4,070,000, $4,125,000 and $4,031,000, respectively.

Amortization expense for prepaid distribution rights in each of the next five years is estimated to be approximately $3,248,000, $2,323,000, $1,660,000, $964,000 and $373,000, based on balances as of March 31, 2006. The average weighted life of prepaid distribution rights is approximately 5 years at inception.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Identifiable Intangible Assets

The components of other identifiable intangible assets are as follows (in 000s):

	Non-Compete Agreement March 31,		Other Identifiable Intangible Assets March 31,
	2006	2005	2006	2005
Amortized Identifiable Intangible Assets
Gross Carrying Amount	$4,637	$—	$278	$827
Accumulated Amortization	(155)	—	(73)	(726)

Net Carrying Amount	$4,482	$—	$205	$101

Amortization expense for intangible assets subject to amortization for March 31, 2006, 2005 and 2004 was approximately $250,000, $255,000 and $208,000 respectively.

Amortization expense for intangible assets subject to amortization in each of the next five fiscal years is estimated to be approximately $1,002,000, $1,002,000, $972,000, $929,000 and $774,000, respectively. The average weighted life of the non-compete and other intangible assets is approximately 5 years at inception.

The valuation of the identifiable intangible assets purchased in the MRG acquisition are based on a preliminary valuation and are subject to change (See Note 6).

NOTE 8 — FILM COSTS

The components of film costs, which are all direct-to-television, are as follows (in 000s):

	March 31,
	2006	2005
In release, net	$7,500	$—
Completed, not yet released	1,016	—
In production	1,896	—
In development	—	—

Total capitalized film costs, net	$10,412	$—

For films in release, the Company expects to amortize, based on current estimates, approximately $6,000,000 in capitalized film production costs during fiscal year 2007. The Company expects to amortize substantially all unamortized film costs for released films by March 31, 2009.

NOTE 9 — INCOME TAXES

The components of the income tax provision for the years ended March 31 were as follows (in 000s):

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2004
Current
Federal	$5,851	$4,534	$—
State	731	859	7

Total Current	6,582	5,393	7

Deferred
Federal	(620)	(252)	—
State	(138)	(100)	—

Total Deferred	(758)	(352)	—

Total	$5,824	$5,041	$7

A reconciliation of the expected income tax computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended March 31:

	2006	2005	2004
Income tax computed at federal statutory tax rate	34.00%	34.00%	34.00%
State taxes, net of federal benefit	3.10	3.10	..06
Change in valuation allowance	(3.56)	(5.89)	(36.87)
Non-deductible items	..46	..49	2.87
Other	..04	(.51)	—

Total	34.04%	31.19%	..06%

Significant components of the Company’s deferred tax liabilities and assets as of March 31 are as follows (in 000s):

	2006	2005
Deferred tax liabilities:
Depreciation	$(307)	$(504)
Goodwill	(115)	—
Film Library	(1,822)
Other	(70)

Total deferred tax liabilities	(2,314)	(504)

Deferred tax assets:
Net operating loss carryforward	991	1,068
Deferred revenue	230	180
Accrued restructuring reserve	18	34
Allowance for doubtful accounts and reserve for sales returns	19	18
Goodwill	—	27
Capital loss carryforward	6	—
Other	226	163

Total deferred tax assets	1,490	1,490

Total deferred tax assets and liabilities	(824)	986
Valuation allowance for deferred tax assets and liabilities	0	(609)

Net Deferred Tax Asset (Liability)	$(824)	$377

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The Company has deferred tax assets that have arisen primarily as a result of operating losses incurred and other temporary differences between book and tax accounting. SFAS No. 109, “Accounting for Income Taxes,” requires the establishment of a valuation allowance when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. The Company continually reviews the adequacy of the valuation allowance for deferred tax assets. As of March 31, 2006, the Company determined that it was more likely than not that its deferred tax asset related to its net operating losses would be recognized and it removed its valuation allowance.

Net deferred tax liabilities of approximately $1.9 million pertain to certain temporary differences related to purchased intangibles and the film library, which were acquired as part of the MRG acquisition completed during the current fiscal year.

The Company has net operating loss carryforwards of approximately $2.7 million for Federal Income Tax purposes, which expire through 2019. For tax purposes there is an annual limitation of approximately $208,000 for the remaining 13 years on all of the Company’s net operating losses under Internal Revenue Code Section 382.

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

During the year ended March 31, 2004, the Company had determined that it is more likely than not that its deferred tax assets will not be realized and, accordingly, recorded a valuation allowance against the net deferred tax assets of $6.7 million.

During the year ended March 31, 2005, the Company generated taxable income against which these tax attributes were applied, and accordingly, reversed a portion of the valuation allowance except as explained below.

During the year ended March 31, 2004, options and warrants were exercised and certain disqualifying dispositions occurred resulting in deductions for tax purposes. Similar benefits were included in the Company’s net operating losses. These deductions resulted in a benefit of $4.0 million to Additional Paid in Capital during the year ended March 31, 2005.

NOTE 10 — STOCK RETIREMENT

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

NOTE 11 — SEGMENT INFORMATION

In accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management.

The Company has the following three reportable segments:

• Pay TV Group — distributes branded adult entertainment programming networks and VOD content through electronic distribution platforms including cable television, C-Band, and Direct Broadcast Satellite (“DBS”)

• Internet Group — aggregates and resells adult content via the Internet. The Internet Group sells content to monthly subscribers through its broadband site, www.TEN.com, partners with third-party gatekeepers for the distribution of www.TEN.com, wholesales pre-packaged content to various web masters, and aggregates and resells adult content to wireless carriers in the United States and internationally.

• Film Production — produces and distributes mainstream films and soft erotic features and events. These titles are distributed on U.S. premium channels and pay-per-view channels across a range of cable and satellite distribution platforms. The Film Production Group also distributes a full range of independently produced motion pictures to markets around the world.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels. The following tables represent financial information by reportable segment (in 000s):

	Year Ended March 31,
	2006	2005	2004
Net Sales
Pay TV	$43,150	$43,514	$39,594
Internet Group	2,529	2,763	3,284
Film Production	1,172	—	—
Corporate Administration	—	—	—

Total	$46,851	$46,277	$42,878

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Profit
Pay TV	$21,879	$20,792	$16,417
Internet Group	354	796	204
Film Production	(216)	—	—
Corporate Administration	(4,910)	(5,425)	(5,701)

Total	$17,107	$16,163	$10,920

Interest Income
Pay TV	$11	$—	$—
Internet Group	—		3
Film Production	—	—	—
Corporate Administration	1,144	403	47

Total	$1,155	$403	$50

Interest Expense
Pay TV	$23	$75	$138
Internet Group	4	12	183
Film Production	—	—	—
Corporate Administration	14	17	836

Total	$41	$104	$1,157

Depreciation and Amortization
Pay TV	$5,084	$5,502	$5,610
Internet Group	289	328	351
Film Production	609	—	—
Corporate Administration	9	6	15

Total	$5,991	$5,836	$5,976

	Year Ended March 31,
	2006	2005
Identifiable Assets
Pay TV	$77,407	$57,310
Internet Group	15,854	14,541
Film Production	32,531	—
Corporate Administration	54,111	35,670
Eliminations	(93,138)	(47,237)

Total	$86,765	$60,284

During the quarter ended June 30, 2004, the Company moved certain prepaid distribution rights, totaling $1 million, from the Pay TV Group to the Internet Group. The Company determined that these certain prepaid distribution rights will be used exclusively by the Internet Group and have, therefore, reclassified them accordingly.

Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Pay TV, Internet and Film Production operating segments. These costs include, but are not limited to, legal

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation costs, and printing costs associated with the Company’s public filings.

NOTE 12 — STOCK OPTIONS AND WARRANTS
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

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary Information

The following table describes certain information related to the Company’s compensatory stock option and warrant activity for the years ending March 31, 2006, 2005, and 2004:

	Stock Options	Warrants	Total	Exercise Price Range	Weighted- Average Exercise Price	Approximate Weighted- Average Fair Value of Options Granted
Balance at March 31, 2003	3,560,956	3,982,308	7,543,264	$1.00-10.25	$3.20
Granted	250,000	350,000	600,000	$1.00- 4.67	$2.43	$2.10
Exercised	(968,606)	(2,098,155)	(3,066,761)	$1.00- 6.90	$2.75
Expired/Forfeited	(446,800)	(1,316,153)	(1,762,953)	$1.00- 7.13	$2.73

Balance at March 31, 2004	2,395,550	918,000	3,313,550	$1.00-10.25	$3.64
Granted	485,000	—	485,000	$6.82-8.62	$8.10	$3.12
Exercised	(894,023)	(224,073)	(1,118,096)	$1.00-8.50	$2.49
Expired/Forfeited	(105,250)	(535,927)	(641,177)	$2.00-10.25	$7.02

Balance at March 31, 2005	1,881,277	158,000	2,039,277	$1.00-8.62	$4.28
Granted	1,090,000	—	1,090,000	$6.42-7.15	$6.57	$3.36
Exercised	(326,562)	—	(326,562)	$2.00-4.59	$2.54
Expired/Forfeited	(305,000)	(40,000)	(345,000)	$3.50-8.47	$6.19

Balance at March 31, 2006	2,339,715	118,000	2,457,715	$1.00-8.62	$5.26

Number of options and warrants exercisable at March 31, 2006	1,442,635	118,000	1,560,635	$1.00-8.62	$4.41

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes additional information regarding all stock options and warrants outstanding.

	Options and Warrants Outstanding			Options and Warrants Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at March 31, 2006	Weighted- Average Exercise Price
$1.00- $2.00	389,290	4.72	$1.76	389,290	$1.76
$2.01- $3.00	155,300	6.29	$2.17	155,300	$2.17
$3.01- $5.00	555,875	4.74	$4.13	555,875	$4.13
$5.01- $7.00	774,750	8.78	$6.43	74,700	$5.48
$7.01-$8.62	582,500	8.59	$7.93	385,470	$8.16

	2,457,715			1,560,635

NOTE 13 — MAJOR CUSTOMERS

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

	2006	2005	2004
EchoStar	35%	35%	34%
Time Warner	14%	18%	16%
Comcast	12%	11%	5%

At March 31, 2006 and 2005, accounts receivable from EchoStar was approximately $5,999,000 and $4,123,000, respectively. At March 31, 2006 and 2005, accounts receivable from Time Warner was approximately $881,000 and $865,000, respectively. At March 31, 2006 and 2005, accounts receivable from Comcast was approximately $1,245,000 and $1,093,000, respectively. The loss of any of the Company’s major customers could have a materially adverse effect on the Company’s business, operating results and/or financial condition.

NOTE 14 — COMMITMENTS AND CONTINGENCIES
Leases

The Company maintains non-cancelable leases for office space and equipment under various operating and capital leases. The leases for office space expire through October 2013 and contain annual CPI escalation clauses. Included in property and equipment at March 31, 2006 and 2005 is approximately $0 and $671,000, respectively, of equipment under capital leases. Accumulated depreciation relating to these leases under property and equipment was approximately $0 and $322,000, respectively.

In addition, TEN has entered into direct lease agreements with an unrelated party for the use of transponders to broadcast TEN’s channels on satellites. The leases expire through December 2010.

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

Rent expense for the years ended March 31, 2006, 2005 and 2004 was approximately $2,284,000, $3,000,000 and $3,427,000 respectively, which includes transponder payments.

Future minimum lease payments under these leases as of March 31, 2006 were as follows (in 000s):

Year Ended March 31,	Operating Leases
2007	$2,608
2008	1,396
2009	1,170
2010	1,158
2011	1,044
Thereafter	1,105

Total minimum lease payments	$8,481

Employment Contracts

The Company employs certain key executives under non-cancelable employment contracts in Colorado, California, Arizona, Florida and Georgia. These employment contracts expire through February 2009.

Commitments under these obligations at March 31, 2006 were as follows (in 000s):

Year Ended March 31,
2007	$2,991
2008	1,693
2009	1,220

Total obligation under employment contracts	$5,904

NOTE 15 — DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) retirement plan. The plan covers substantially all eligible employees of the Company. Employee contributions to the plan are elective, and the Company has discretion to match employee contributions. All contributions by the Company are vested over a three-year period. Contributions by the Company for the years ended March 31, 2006, 2005, and 2004 were approximately $200,000, $176,000 and $138,000 respectively.

NOTE 16 — RESTRUCTURING EXPENSES
Internet Restructuring 2002

During the year ended March 31, 2005 the Company reached a settlement with the landlord on its vacated office space in Sherman Oaks, California as part of the 2002 internet restructuring. As part of the settlement, the Company paid $287,000 to the landlord and was released from any ongoing

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations for this space. The Company reversed the remaining reserve of $475,000 into income subsequent to the settlement.

Data Center Restructuring 2003

During the year ended March 31, 2005 the Company reached a settlement with the landlord regarding the data center space as part of the 2003 data center restructuring. As part of the settlement, the Company paid $88,000 to the landlord and was released from any ongoing obligations for this space. The Company reversed the remaining reserve of $147,000 into income subsequent to the settlement. In addition, the Company increased the reserve for contractual obligations by $76,000 during the year-ended March 31, 2005.

NOTE 17 — SHAREHOLDER RIGHTS PLAN

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

NOTE 18 — RELATED PARTY TRANSACTIONS

The Company paid approximately $147,000, $244,000 and $653,000 to Isaacman, Kaufman & Painter during the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The Company’s board member Alan Isaacman is a Senior Member of Isaacman, Kaufman & Painter. Additionally, the Company has outstanding payables to the co-presidents of MRG totaling $1,250,000.

NOTE 19 — LITIGATION

In the normal course of business, the Company is subject to various other lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

On June 12, 2003, the Company settled its litigation with Pleasure Productions. This litigation related to a complaint filed by the Company on August 3, 1999 in District Court for the city and county of Denver (Colorado Satellite Broadcasting, Inc. et al. vs. Pleasure Licensing LLC, et al., case no 99CV4652) against Pleasure Licensing LLC and Pleasure Productions, Inc. (collectively, “Pleasure”), alleging breach of contract, breach of express warranties, breach of implied warranty for a particular purpose, and rescission, seeking the return of 700,000 shares of New Frontier Media stock and warrants an additional 700,000 New Frontier Media shares which were issued to Pleasure in connection with a motion picture licensing agreement. In the settlement, the Company secured the exclusive broadcast rights to 2,000 titles from Pleasure Productions’ catalog and up to 83 new releases. In addition, Pleasure Productions agreed to the cancellation of 700,000 warrants issued to it in 1999 to purchase New Frontier common stock at $1.12 a share. As a result of the transaction, the Company reduced the carrying value of the underlying assets and equity for an amount that approximates the value of the warrants.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 20 — QUARTERLY INFORMATION (UNAUDITED)

The consolidated results of operations on a quarterly basis were as follows (in thousands of dollars, except per share amounts).

				Earnings Per Common Share
	Revenue	Gross Margin	Net Income	Basic	Diluted
2006
First quarter	$11,040	$7,445	$2,464	$0.11	$0.11
Second quarter	11,349	7,650	2,641	0.12	0.11
Third quarter	11,524	8,083	2,878	0.13	0.12
Fourth quarter	12,938	8,825	3,300	0.13	0.14

Total	$46,851	$32,003	$11,283	$0.49	$0.48

2005
First quarter	$11,476	$7,531	$2,728	$0.12	$0.12
Second quarter	12,026	7,893	3,062	0.14	0.13
Third quarter	11,990	7,991	2,924	0.13	0.13
Fourth quarter	10,785	6,815	2,408	0.11	0.10

Total	$46,277	$30,230	$11,122	$0.50	$0.48

NOTE 21 — SUBSEQUENT EVENTS

On April 4, 2006, the Company entered into an Affiliation Agreement with DirecTV, Inc. The agreement grants to DirecTV the non-exclusive right to distribute the national feeds of the 24-hour per day, 7-day per week programming services of TEN and TEN*Clips for a two year period from the date on which DirecTV commences commercial distribution of these services. Under the terms of the agreement, if these services replace services provided by a competitor, DirecTV may, under certain conditions, earn credits related to the performance level of our services. DirecTV began commercial distribution of TEN and TEN*Clips on April 5, 2006.

SUPPLEMENTAL INFORMATION

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS — SCHEDULE II
(in 000s)

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for doubtful accounts
March 31, 2006	$24	$(1)	$9	$32

March 31, 2005	$68	$(44)	$—	$24

March 31, 2004	$90	$(10)	$(12)	$68

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Valuation allowance for deferred tax asset
March 31, 2006	$609	$(609)	$—	$—

March 31, 2005	$6,653	$(291)	$(5,753)	$609

March 31, 2004	$7,211	$(4,492)	$3,934	$6,653

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Reserve for chargebacks/credits
March 31, 2006	$14	$66	$(71)	$9

March 31, 2005	$13	$89	$(88)	$14

March 31, 2004	$74	$1	$(62)	$13

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Accrued restructuring expense
March 31, 2006	$91	$(18)	$(23)	$50

March 31, 2005	$1,026	$(546)	$(389)	$91

March 31, 2004	$1,304	$0	$(278)	$1,026