Form 10-Q
period 2006-06-30
NEW FRONTIER MEDIA INC
filed 2006-08-08
CIK 847383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

For the quarterly period ended June 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerator filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐      Accelerated Filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 2, 2006, 23,863,511 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q
NEW FRONTIER MEDIA, INC.
Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in 000s)

ASSETS

	(Unaudited) June 30, 2006	March 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$10,521	$12,611
Restricted cash	2,687	2,646
Marketable securities	15,342	8,730
Accounts receivable, net of allowance for doubtful accounts of $32 and $32, respectively	13,301	12,395
Deferred tax asset	434	444
Other	1,213	871

TOTAL CURRENT ASSETS	43,498	37,697

EQUIPMENT AND FURNITURE, net	4,080	4,082

OTHER ASSETS:
Prepaid distribution rights, net	8,498	8,877
Marketable securities	1,460	1,936
Recoupable costs and producer advances	1,261	1,203
Film costs, net	9,312	10,412
Goodwill	18,377	16,744
Other identifiable intangible assets, net	3,333	4,687
Other	1,155	1,127

TOTAL OTHER ASSETS	43,396	44,986

TOTAL ASSETS	$90,974	$86,765

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in 000s)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited) June 30, 2006	March 31, 2006
CURRENT LIABILITIES:
Accounts payable	$1,946	$2,151
Taxes payable	1,487	677
Producer payable	580	546
Deferred revenue	1,136	754
Due to related party	—	250
Accrued compensation	1,243	1,857
Accrued transport fees	582	645
Accrued legal and accounting fees	110	240
Accrued liabilities and other	2,104	1,365

TOTAL CURRENT LIABILITIES	9,188	8,485

LONG-TERM LIABILITIES:
Deferred tax liability	1,206	1,268
Due to related party	903	1,000
Taxes payable	1,359	1,359
Other	2,378	3,408

TOTAL LONG-TERM LIABILITIES	5,846	7,035

TOTAL LIABILITIES	15,034	15,520

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $.10 par value, 5,000,000 shares authorized:
Class A, no shares issued and outstanding	—	—
Class B, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 23,863,511 and 23,649,986 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	2	2
Additional paid-in capital	62,620	61,488
Retained earnings	13,378	9,829
Accumulated other comprehensive loss	(60)	(74)

TOTAL SHAREHOLDERS’ EQUITY	75,940	71,245

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,974	$86,765

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in 000s)

	(Unaudited) Quarter Ended June 30,
	2006	2005
NET SALES	$16,328	$11,040
COST OF SALES	5,329	3,504

GROSS MARGIN	10,999	7,536

OPERATING EXPENSES:
Sales and marketing	1,717	1,387
General and administrative	3,791	2,472

TOTAL OPERATING EXPENSES	5,508	3,859

OPERATING INCOME	5,491	3,677

OTHER INCOME (EXPENSE):
Interest income	238	219
Interest expense	(29)	(17)
Other income (loss)	(7)	—

TOTAL OTHER INCOME	202	202

INCOME BEFORE PROVISION FOR INCOME TAXES	5,693	3,879

Provision for income taxes	(2,144)	(1,415)

NET INCOME	$3,549	$2,464

Basic income per share	$0.15	$0.11

Diluted income per share	$0.15	$0.11

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in 000s)

	(Unaudited) Quarter Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,549	$2,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,339	1,388
Excess tax benefit from option/warrant exercise	108	100
Stock based compensation	203	—
(Increase) Decrease in operating assets
Accounts receivable	(905)	1,199
Receivables and prepaid expenses	(354)	357
Prepaid distribution rights	(606)	(874)
Capitalized film costs	(790)	—
Deferred tax asset	1	48
Other assets	13	—
Increase (Decrease) in operating liabilities
Accounts payable	(205)	(340)
Deferred revenue, net	381	56
Producer payable	34	—
Taxes payable	810	1,051
Deferred tax liability	(571)	63
Other accrued liabilities	(1,097)	(979)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,910	4,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for business acquisitions	(18)	—
Purchase of investments available-for-sale	(7,618)	(8,866)
Redemption of investments available-for-sale	1,503	4,682
Purchase of equipment and furniture	(300)	(96)
Payment of related party note payable	(347)	—
Other	(41)	—

NET CASH USED IN INVESTING ACTIVITIES	(6,821)	(4,280)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	—	(54)
Proceeds from exercise of stock options/warrants	500	258
Decrease in other financing obligations	—	(70)
Excess tax benefit from stock option exercise	321	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	821	134

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,090)	387
CASH AND CASH EQUIVALENTS, beginning of period	12,611	18,403

CASH AND CASH EQUIVALENTS, end of period	$10,521	$18,790

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Increase in value of goodwill for final valuation of purchased intangibles plus other adjustments	$1,105	$—

Increase in value of goodwill for deferred tax liability related to purchased intangibles	$510	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in 000s)

	(Unaudited) Quarter Ended June 30,
	2006	2005
Net income	$3,549	$2,464
Other comprehensive income Unrealized gains on available-for-sale marketable securities, net of tax	14	9

Total comprehensive income	$3,563	$2,473

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in 000s)

	(Unaudited) Quarter Ended June 30,
	2006	2005
COMMON STOCK
Balance at beginning of period	$2	$2

Balance at end of period	2	2

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	61,488	55,173
Exercise of stock options/warrants	500	258
Excess tax benefit for stock option/warrant exercise	429	100
Stock based compensation	203	—

Balance at end of period	62,620	55,531

RETAINED EARNINGS
Balance at beginning of period	9,829	(1,454)
Net income	3,549	2,464

Balance at end of period	13,378	1,010

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(74)	(55)
Unrealized gains on available-for-sale securities	14	9

Balance at end of period	(60)	(46)

TOTAL SHAREHOLDERS’ EQUITY	$75,940	$56,497

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business

New Frontier Media is a publicly traded holding company for its operating subsidiaries.

Colorado Satellite Broadcasting, Inc. (“CSB”), d/b/a The Erotic Networks, (“TEN”) is a leading provider of adult programming to multi-channel television providers and low-powered direct-to-home households. Through its Video-On-Demand (“VOD”) service and its networks — Pleasure, TEN, TEN*Clips, TEN*Xtsy, TEN*Blue, TEN*Blox, and TEN*Max — TEN is able to provide a variety of editing styles and programming mixes that appeal to a broad range of adult consumers. Ten Sales, Inc., formed in April 2003, is responsible for selling TEN’s services.

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

On February 10, 2006, New Frontier Media completed an acquisition of MRG Entertainment, Inc., its subsidiaries and a related company, Lifestyles Entertainment, Inc. (collectively “MRG”). MRG derives revenue from two principal businesses: the production and distribution of original motion pictures (owned product), and the licensing of domestic third party films in international markets where it acts as a sales agent for the product (repped product).

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. (“New Frontier Media,” the “Company,” or “we” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of New Frontier Media’s financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s latest annual report on Form 10-K.

The results of operations for the three-month period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

 Principles Of Consolidation

The accompanying consolidated financial statements include the accounts of New Frontier Media and its majority owned subsidiaries (collectively hereinafter referred to as “New Frontier Media”or the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

Use Of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the financial statements and accompanying notes. Estimates have been made by management in several areas, including, but not limited to, the realizability of accounts receivable, recoupable producer costs and producer advances, the valuation of chargebacks and reserves, the forecast of anticipated revenues (ultimate revenues), which is used to amortize film costs, the expected useful life and valuation of our prepaid distribution rights, valuation of goodwill and intangibles, estimated useful lives of intangible assets, and assumptions related to FAS 123(R). Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently issued accounting pronouncements

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands except per share data):

	(Unaudited) Quarter Ended June 30,
	2006	2005
Net income	$3,549	$2,464

Average outstanding shares of common stock	23,833	22,604
Dilutive effect of stock based compensation	464	505

Common stock and common stock equivalents	24,297	23,109

Basic income per share	$0.15	$0.11

Diluted income per share	$0.15	$0.11

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise prices of the options and warrants were greater than the average market price, or the sum of the proceeds, including unrecognized compensation, exceeded the average stock price of the common shares and would not result in any incremental shares, were approximately 951,000 and 488,000 for the quarter ended June 30, 2006 and 2005, respectively. Inclusion of these options and warrants would be antidilutive.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3 — STOCK BASED COMPENSATION

Effective April 1, 2006, the company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee and non-employee director stock options to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The company previously accounted for awards granted under its stock incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The exercise price of options was equal to or greater than the market price of New Frontier Media, Inc. common stock on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements prior to April 1, 2006.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning in April 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award.

The Company has various stock plans which were stockholder approved for key employees and non-employee directors which provide for the grant of nonqualified and incentive stock options. Options currently granted by the company generally vest over a one to four-year period and expire ten years from the grant date.

Share-based compensation recognized in the quarter ended June 30, 2006 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating fair value of options.

Net cash proceeds from the exercise of stock options were $0.5 million and $0.3 million for the quarters ended June 30, 2006 and 2005, respectively.

Prior to the adoption of Statement 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the three months ended June 30, 2006, $0.3 million of such excess tax benefits was classified as financing cash flows.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the company’s equity incentive plans. This expense is included in cost of sales and selling, general and administrative expenses:

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarter Ended June 30, 2006
Stock-based compensation expense before income taxes	$203
Income tax benefit	(78)

Total stock-based compensation expense after income taxes	$125

Stock-based compensation effects on basic earnings per common share	$0.01

Stock-based compensation effects on diluted earnings per common share	$0.01

Proforma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s incentive equity plans was as follows:

Quarter Ended June 30, 2005
Net Income	$2,464
Fair value of stock based compensation excluded from net income, gross	(109)

Pro forma	$2,355

Basic income per share
As reported	$0.11
Pro forma	$0.10
Diluted income per share
As reported	$0.11
Pro forma	$0.10

No options were granted during the quarters ended June 30, 2006 and 2005, respectively.

Stock-based compensation expense recognized in the Consolidated Statements of Operations and Comprehensive Income for the current quarter is based on awards ultimately expected to vest, reduced for estimated forfeitures. Statement 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and are different for officers and non-officers. The forfeiture rate for officers is 0% and for non-officers is 17%. In our pro forma information required under Statement 123 for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

Stock option transactions during the quarter ended June 30, 2006 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in 000s)
Outstanding at March 31, 2006	2,339,715	$5.42
Granted	—
Exercised	(213,525)	$2.34		$1,133
Forfeited	(38,376)	$6.78

Outstanding at June 30, 2006	2,087,814	$5.71	7.09	$3,480

Options Exercisable at June 30, 2006	1,255,506	$5.06	5.78	$3,052

Options Vested and Expected to Vest—Non-Officers	858,073	$5.73	7.46	$1,432

Options Vested and Expected to Vest—Officers	1,171,946	$5.66	6.73	$2,010

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the quarter if unexercised.

The following table summarizes information regarding stock options at June 30, 2006:

OPTIONS OUTSTANDING

Range of Exercise Prices		Number Outstanding As of June 30, 2006	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price
$1.00	$2.50	267,815	5.40	$2.08
$3.50	$3.87	100,875	5.34	$3.59
$4.00	$4.00	301,000	3.50	$4.00
$4.59	$5.50	169,000	5.15	$4.98
$6.42	$6.42	535,000	9.03	$6.42
$6.82	$7.15	265,000	9.27	$7.06
$7.50	$7.84	169,562	7.97	$7.78
$8.09	$8.09	125,000	8.15	$8.09
$8.47	$8.47	37,062	7.94	$8.47
$8.62	$8.62	117,500	7.96	$8.62

$1.00	$8.62	2,087,814	7.09	$5.71

As of June 30, 2006 there was $0.6 million of total unrecognized compensation costs for non-officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.83 years.

As of June 30, 2006 there was $1.2 million of total unrecognized compensation costs for officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.90 years.

NOTE 4 — SEGMENT INFORMATION

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

The Company has the following three reportable segments:

      •   Pay TV Group — distributes branded adult entertainment programming networks and Video-On-Demand (“VOD”) content through electronic distribution platforms including cable television, C-Band, and Direct Broadcast Satellite (“DBS”).

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

      •   Film Production Group — produces and distributes mainstream films and soft erotic features and events. These titles are distributed on U.S. premium channels and pay-per-view channels across a range of cable and satellite distribution platforms. The Film Production Group also

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

distributes a full range of independently produced motion pictures to markets around the world.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels.

	(Unaudited) Quarter Ended June 30,
	2006	2005
NET SALES
Pay TV Group	$12,587	$10,390
Internet Group	607	650
Film Production	3,134	—

Total	$16,328	$11,040

SEGMENT PROFIT (LOSS)
Pay TV Group	$7,349	$4,825
Internet Group	(54)	117
Film Production	(57)	—
Corporate Administration	(1,545)	(1,063)

Total	$5,693	$3,879

INTEREST INCOME
Corporate Administration	$237	$219
Pay TV Group	1	—

Total	$238	$219

INTEREST EXPENSE
Pay TV Group	$—	$10
Internet Group	1	1
Corporate Administration	28	6

Total	$29	$17

DEPRECIATION AND AMORTIZATION
Pay TV Group	$1,190	$1,317
Internet Group	81	69
Film Production	2,065	—
Corporate Administration	3	2

Total	$3,339	$1,388

	(Unaudited) June 30, 2006	March 31, 2006
IDENTIFIABLE ASSETS
Pay TV Group	$85,121	$77,407
Internet Group	16,787	15,854
Film Production	32,261	32,531
Corporate Administration	61,556	54,111
Eliminations	(104,751)	(93,138)

Total	$90,974	$86,765

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, that are not directly allocable to the Pay TV Group, Internet Group and Film Production Group operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation costs, and printing costs associated with the Company’s public filings.

NOTE 5 — MAJOR CUSTOMERS

The Company’s major customers (revenues in excess of 10% of total sales) are EchoStar Communications Corporation (“EchoStar”), DirecTV, Inc. (“DirecTV”), Time Warner, Inc. (“Time Warner”), and Comcast Corporation (“Comcast”). Time Warner and Comcast are included in the Pay TV Group. EchoStar and DirecTV are included in the Pay TV and Film Production Groups. Revenue from Echostar’s DISH Network, DirecTV, Time Warner, and Comcast as a percentage of total revenue for each of the quarters ended June 30 are as follows:

	2006	2005
EchoStar	26%	36%
DirecTV	13%	0%
Time Warner	12%	15%
Comcast	11%	11%

At June 30, 2006 and March 31, 2006, accounts receivable from EchoStar was approximately $4,128,000 and $5,999,000, respectively. At June 30, 2006 and March 31, 2006, accounts receivable from DirecTV was approximately $1,228,000 and $0, respectively. At June 30, 2006 and March 31, 2006, accounts receivable from Time Warner was approximately $999,000 and $881,000, respectively. At June 30, 2006 and March 31, 2006, accounts receivable from Comcast was approximately $1,396,000 and $1,245,000, respectively. The loss of any of the Company’s major customers could have a materially adverse effect on the Company’s business, operating results and/or financial condition.

NOTE 6 — FINANCIAL ARRANGEMENTS

During the quarter ended June 30, 2004, the Company obtained a $3 million line of credit from an outside financial institution. The line of credit is secured by the Pay TV Group’s trade accounts receivable. The interest rate applied on the line of credit is variable based on the current prime rate. The line of credit requires that the Company maintain certain restrictive financial covenants and ratios. The Company has not drawn down on the line of credit during the quarter ended June 30, 2006.

NOTE 7 — MARKETABLE SECURITIES

Investments in debt securities are required to be categorized as either trading, available-for-sale or held-to-maturity. On June 30, 2006, the Company had no trading or held-to-maturity securities. Debt securities categorized as available-for-sale as of June 30, 2006 are reported at fair value as follows:

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross Unrealized
	Gross Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$1,995	$—	$(2)	$1,993
Floating rate securities	3,000	—	—	3,000
Mortgage-backed securities	4,183	—	(34)	4,149
Corporate debt securities	1,381	—	(44)	1,337
Municipal securities	3,123	—	(6)	3,117
Debt securities issued by the US Treasury	3,198	8	—	3,206

Total available-for-sale securities	$16,880	$8	$(86)	$16,802

The contractual maturities of these investments as of June 30, 2006, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2007	$14,285	$14,253
2008	2,595	2,549

Total available-for-sale securities	$16,880	$16,802

Debt securities categorized as available-for-sale as of March 31, 2006 are reported at fair value as follows (in thousands):

	Gross Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$98	$—	$98
Mortgage-backed securities	4,175	(32)	4,143
Corporate debt securities	1,793	(54)	1,739
Municipal securities	1,501	(6)	1,495
Debt securities issued by the US Treasury	3,198	(7)	3,191

Total available-for-sale securities	$10,765	(99)	$10,666

The contractual maturities of these marketable securities as of March 31, 2006, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2007	$8,794	$8,730
2008	1,971	1,936

Total available-for-sale securities	$10,765	$10,666

NOTE 8 — ACQUISITIONS

On February 10, 2006, the Company completed the purchase of MRG Entertainment, Inc., its subsidiaries, and a related company, Lifestyles Entertainment, Inc. (collectively “MRG”) by acquiring all of the outstanding capital stock of MRG. MRG produces and distributes erotic thrillers which are distributed in the U.S. on premium movie services such as Cinemax and Showtime Networks, Inc. as well as internationally on similar services. MRG also produces and distributes adult, reality-based

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

content that is distributed in the U.S. through both DBS providers and cable multiple system operators (“MSOs”) via its relationship with In Demand. Additionally, MRG acts as an international sales agent for third party domestic film producers.

The aggregate purchase price for the acquisition was $21.0 million, consisting of $15 million in cash, 748,570 shares of New Frontier Media, Inc. common stock valued at $5 million, and $1.0 million in fees and expenses incurred by the Company. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $13.0 million.

During the quarter ended June 30, 2006, the Company completed the valuation of its intangible assets acquired in the MRG transaction. Pursuant to the final valuation, the revised value of the non-compete agreement declined from $4.6 million to $2.1 million, and $1.4 million was assigned as the value of contractual/non-contractual relationships with a 5-year life. The net decrease in the value of the intangible assets of $1.1 million was reclassified to goodwill. In addition, goodwill increased by $0.5 million due to the deferred tax liability established in connection with the value allocated to the contractual/non-contractual relationships.

NOTE 9 — SHAREHOLDER RIGHTS PLAN

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

NOTE 11 — REVENUE GUARANTEE

The Company entered into an Affiliation Agreement with DirecTV, Inc. on April 4, 2006, whereby DirecTV has the non-exclusive right to distribute the national feeds of the 24-hour per day, 7-day per week programming services of two of the Pay TV Group’s networks for a two-year period from the date upon which DirecTV commences commercial distribution of these services.

Under the terms of the agreement, if the Pay TV Group’s networks replaced competitive networks, the Company would guarantee that DirecTV would earn certain revenue targets from the performance of these services in each of Year 1 and Year 2 of the contract. If the revenue targets are not achieved, the shortfall will be paid to DirecTV in an amount that will not exceed the total license fee earned by the Pay TV Group in each of Year 1 and Year 2 of the contract. When the networks launched on the DirecTV platform, they did replace competitive services, thereby putting this contract term into force.

Pursuant to FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, as of the quarter ended June 30, 2006, the Company does not have any liability booked with respect to this revenue guarantee obligation as it believes, based on actual performance data for the first 90 days, that the likelihood of not meeting the revenue guarantee is remote.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to retain our four major customers that account for approximately 26%, 13%, 12% and 11%, respectively, of our total revenue for the period ended June 30, 2006; 2) our ability to maintain the license fee structure currently in place with our customers; 3) our ability to compete effectively for quality content with our Pay TV Group’s primary competitor who has significantly greater resources than us; 4) our ability to compete effectively with our Pay TV Group’s major competitor or any other competitors that may distribute adult content to Cable MSOs, DBS providers, to the hospitality industry or to wireless platforms; 5) our ability to retain our key executives; 6) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; 7) our ability to produce film content that is well received by our Film Production segment’s major customers; and 8) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

EXECUTIVE SUMMARY

Our goal is to be the leading provider in the electronic distribution of high-quality, adult-themed entertainment via cable, satellite, broadband, hotel and wireless platforms. We operate our Company in three different segments — Pay TV, Internet, and Film Production. We acquired the Film Production segment during the fourth quarter of our 2006 fiscal year. This segment engages in the production and distribution of mainstream films and soft, erotic features and events. Its library is distributed on U.S. premium pay TV channels such as Showtime Networks, Inc. (“Showtime”) and Cinemax, as well as on pay-per-view channels across a variety of cable and satellite distribution platforms. The Film Production segment also distributes a full range of independently produced motion pictures to markets around the world. We acquired the Film Production segment to expand our portfolio to the rapidly growing market for less explicit, erotic content, which resides in more mainstream areas within the multi-channel operators’ programming guide, as well as to the growing market for event-type content. The acquisition also provides established relationships in international markets and provides access to a library of content that we own and that can be monetized through current distribution networks.

Pay TV Segment

Our Pay TV segment is focused on the distribution of its seven pay-per-view (“PPV”) networks and its Video-on-Demand (“VOD”) service to cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers. In addition, the Pay TV Group has had success in delivering its VOD service to hotel rooms through its current distribution arrangements with On Command Corporation (“On Command”) and the Hospitality Network. The Pay TV Group earns a percentage of revenue on each pay-per-view (“PPV”), subscription, or VOD transaction related to its services. Revenue growth occurs as the Pay TV Group launches its services to new cable MSOs or DBS providers, experiences growth in the number of digital subscribers for systems where its services are currently distributed (“on-line growth”), and launches additional services to its existing cable/DBS partners. Revenue growth also occurs as the Pay TV Group experiences new and on-line growth for its VOD service, is able to affect increases in the retail price of its products, and is able to increase the buy rates for its products. The Pay TV Group seeks to achieve distribution for at least four of its services on every digital platform in the U.S. Based on the current market of 27.7 million DBS households (from public filings) and 29.6 million digital cable households (per the National Cable and Television Association (“NCTA”)), the Pay TV Group currently has approximately 55% of its defined market share.

Pay TV Group revenue for the quarter ended June 30, 2006 was primarily impacted by:

      • The launch of two of its linear PPV services on the Direct TV, Inc. (“DirecTV”) platform as of April 2006

      • An increase in VOD revenue from the largest cable MSO in the U.S.

The Pay TV Group signed a two-year agreement with DirecTV for the distribution of its TEN and TEN*Clips services. These services launched in April 2006 and replaced two competitive services. DirecTV launched one additional competitive adult service on its platform at the end of the first quarter of the current fiscal year. At this time, we are unable to predict with any certainty what impact the launch of this service will have on our revenue from DirecTV.

VOD revenue from the largest cable MSO in the U.S. increased 52% year-over-year for the quarter. This increase is related to the transition this MSO made to a more explicit editing standard as well as to new launches of the Pay TV Group’s content on affiliated systems of this MSO. At the same time that this MSO transitioned its VOD platform to a more explicit editing standard, it also added content from two smaller competitors. These competitors have shared the VOD platform with the Pay TV Group for more than one year. During the current year quarter, this MSO added content from our largest competitor. In addition, this MSO anticipates changing its VOD user interface during the next quarter to create clearer brand separation among its adult content providers. At this time, we are unable to predict what impact the addition of our primary competitor and the change to the user interface will have on our VOD revenue earned from this MSO.

The Pay TV Group also provides its two least-edited services to the C-Band market on a direct-to-the-consumer basis. C-Band customers contact the Pay TV Group’s in-house call center directly to purchase the networks on a one-month to three-month subscription basis. The Pay TV Group retains 100% of the revenue from these customers and over 95% of the sales are made via credit cards. This market has been declining for several years as these consumers convert from C-Band “big dish” analog satellite systems to smaller, DBS satellite systems. The Pay TV Group has been able to decrease its transponder, uplinking and call center costs related to this business over the years in order to maintain its margins. The Pay TV Group expects continued declines in revenue from this segment of its business during its 2007 fiscal year.

Internet Segment

The Internet Group generates revenue by selling monthly memberships to its website, TEN.com, by earning a percentage of revenue from third-party gatekeepers like On Command for the distribution of TEN.com to their customer base, by selling pre-packaged video and photo content to webmasters for a monthly fee, and by distributing its content to wireless platforms both internationally and domestically.

Over 85% of revenue from the Internet Group continues to be generated from monthly memberships to TEN.com. The decline in membership revenue has slowed over the past several quarters as we have implemented higher monthly membership prices and new marketing campaigns to drive traffic to our site. The Internet Group is currently redesigning TEN.com in an effort to increase the rate of conversion of traffic to the site into paying members. In addition, the Internet Group will be experimenting with different pricing strategies throughout the year, including pay-per-view and pay-per-minute.

The Internet Group has also seen a decrease in revenue generated from selling pre-packaged content to webmasters. This decrease in revenue from the sale of content is due to a softening in demand for content by third-party webmasters. Webmasters are decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase. The Internet Group is not allocating any significant resources to maintaining this business and expects that this revenue will continue to decline.

The Internet Group continues to focus on the creation and distribution of content to wireless platforms both internationally and domestically. We have dedicated one of our salesmen to this effort on a full-time basis during the current fiscal year. In addition, we have added several employees to the wireless department to assist in the creation, editing and distribution of our content.

The focus for the wireless department during this fiscal year will be to create direct distribution relationships with wireless carriers, whereby we can bypass third party content aggregators and utilize our own wireless platform to distribute our content. During the first quarter of our current fiscal year we were successful in completing one such direct distribution deal in the U.S., which will begin during the second quarter.

We will also be focused on creating unique and compelling content specifically for the wireless platform, including “mobisodes” and other short form content during our current fiscal year. In addition, we are working on several SMS marketing campaigns that utilize our wireless platform for the delivery of content.

We expect to generate operating losses during the current fiscal year as we build the wireless business. However, we believe that this will be a viable and profitable revenue stream for us in the future.

Film Production Segment

We acquired the Film Production segment during the fourth quarter of the prior fiscal year. The Film Production segment derives its revenue from two principal businesses: the production and distribution of original motion pictures known as “erotic thrillers” and erotic, event-styled content (“owned product”) and the licensing of domestic third party films in international markets where we act as a sales agent for the product (“repped product”). We do not expect that the Film Production Group will be a contract producer for one motion picture during this current fiscal year as it has in past years.

The Pay TV Group has been working closely with the Film Production Group to assist it in exploiting the Pay TV Group’s existing distribution networks. As a result, the Film Production Group has successfully completed a contract with On Command to distribute its content beginning in September 2006. The Film Production Group, as we anticipated, was able to secure higher license fees from On Command than the Pay TV Group due to the more mainstream nature of its content.

The Film Production Group will be working closely with the Pay TV Group during this current fiscal year to secure distribution of its content with other Pay TV Group customers, specifically for the distribution of its content on hotel and cable VOD platforms via mainstream entry points such as the “Uncensored” category.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appropriately represent, in all material respects, the current status of the Company’s critical accounting policies, and are incorporated herein by reference, other than as set forth below.

Stock-based compensation

As of April 1, 2006, we account for stock-based compensation in accordance with SFAS No. 123(R). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected terms and stock price volatility. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

We previously accounted for awards granted under our stock incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The exercise price of options was equal to or greater than the market price of New Frontier Media, Inc. common stock on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements prior to April 1, 2006.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the company beginning in April 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award.

As of June 30, 2006 there was $0.6 million of total unrecognized compensation costs for non-officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.83 years. As of June 30, 2006 there was $1.2 million of total unrecognized compensation costs for officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.90 years.

RESULTS OF OPERATIONS

PAY TV GROUP

The following table outlines the current distribution environment and network households for each network:

		Estimated Network Households(2) (in thousands)
Network	Distribution Method	As of June 30, 2006	As of June 30, 2005	% Change
Pleasure	Cable/DBS	6,200	8,100	(23%)
TEN	Cable/DBS	37,900	16,400	131%
TEN*Clips	Cable/DBS	34,500	16,700	107%
Video-On-Demand	Cable	22,300	19,000	17%
TEN*Xtsy	C-band/Cable/DBS	12,700	11,600	9	%(1)
TEN*Blue	Cable	4,000	2,900	38%
TEN*Blox	Cable	8,100	5,100	59%
TEN*Max	C-band/Cable	200	300	(33	%)(1)

Total Network Households		125,900	80,100

(1) Percentage change gives effect to a 46% decline in the C-band market’s total addressable households. Total addressable C-Band households declined from 206,000 as of June 30, 2005 to 111,000 as of June 30, 2006.

(2) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group’s channels, since each network represents an incremental revenue stream. The Group estimates its unique household distribution as 24.3 million and 23.0 million digital cable homes as of June 30, 2006 and 2005, respectively, and 27.2 million and 11.0 million DBS homes as of June 30, 2006 and 2005, respectively.

The following table sets forth certain financial information for the Pay TV Group for the quarters ended June 30, 2006 and 2005:

	(In Millions) Quarter Ended June 30,
	2006	2005	’06 vs’05
Net Revenue
PPV - Cable/DBS	$7.5	$6.1	23%
VOD - Cable/Hotel	4.6	3.5	31%
C-Band	0.5	0.8	(38%)

Total	12.6	10.4	21%

Cost of Sales	2.9	3.3	(12%)

Gross Profit	$9.7	$7.1	37%

Gross Margin	77%	68%

Operating Expenses	2.3	2.3	0%

Operating Income	$7.4	$4.8	54%

NET REVENUE

PPV — Cable/DBS

The 23% increase in our PPV - Cable/DBS revenue year-over-year for the quarter was attributable to the following:

      • The launch of two of our PPV services on the Direct TV platform in April 2006.

In April 2006, Direct TV launched our TEN and TEN*Clips services on its DBS platform. These two services replaced two competitive services on the platform. These services are sold on both an a la carte basis and as part of the Direct TV Adult Cascade product where it is sold as a package with all other adult services offered on the Direct TV platform.

Direct TV launched a new competitive adult service on its platform at the end of our current year quarter. We are currently unable to predict with any certainty the impact that the launch of an additional competitive adult service on the platform will have on our revenue.

Revenue from our Pleasure network continues to decline as cable operators transition their adult PPV platforms to more explicit editing standards. The decline in revenue from our Pleasure network was offset by increases in revenue from our four, partially edited networks.

Revenue from our three services on the DISH platform increased 3% year-over-year for the quarter.

VOD — Cable/Hotel

The 31% increase in VOD - Cable/Hotel revenue year-over-year for the quarter was primarily attributable to the following:

      • A 52% increase in revenue from the largest cable MSO in the U.S.

      • A 32% increase in revenue from the second largest cable MSO in the U.S.

      • New launches from other top ten cable MSOs in the U.S.

VOD revenue from the largest cable MSO in the U.S. increased as this MSO transitioned the editing standard of its VOD platform from most edited to partially edited. This transition began during the same quarter a year ago and continued throughout the 2006 fiscal year. The final affiliated systems of this MSO are transitioning to a more explicit editing standard during the first and second quarters of the current fiscal year.

As of the end of this current year quarter, this cable MSO added content from our primary competitor to its VOD platform. We are currently unable to predict with any certainty what impact the addition of this competitive content will have on our VOD revenue from this cable MSO.

VOD revenue from the second largest MSO increased year-over-year for the quarter as we experienced a recovery of our VOD revenue after this MSO launched content from our largest competitor during the third and fourth quarters of our 2005 fiscal year. We experienced a decline in revenue from this platform for several quarters after the initial launch of this competitive content. However, the impact of this loss in market share was completely absorbed during those quarters after the initial launch, and we have successfully recovered some of the lost revenue during the past year.

We have continued to launch our content on the VOD systems of other top ten cable MSOs during the past year and our revenue has increased as a result of this additional distribution.

C-BAND REVENUE

The 38% decline in C-Band revenue is a result of the continued decline in the C-Band market as consumers convert C-Band “big dish” analog satellite systems to smaller DBS satellite systems. The total C-Band market declined 46% from 206,000 households as of June 30, 2005 to 111,000 households as of June 30, 2006.

Providing our two networks to the C-Band market continues to be profitable for us, generating operating margins of approximately 47% for the quarter ended June 30, 2006 as compared to margins of 59% for the quarter ended June 30, 2005. We will continue to closely monitor this business and when margins erode to an unacceptable level we will discontinue providing our content on this platform.

COST OF SALES

Cost of sales consists of expenses associated with our digital broadcast facility, satellite uplinking, satellite transponder leases, programming acquisition and conforming costs, VOD transport costs, amortization of content licenses, and the Pay TV Group’s C-Band call center operations.

The 12% decline in costs of sales is related primarily to a 22% decrease in VOD transport costs, a 7% decrease in content amortization costs, a 13% decrease in call center costs, and a 47% decrease in operating equipment lease costs and depreciation expense. The decline in our VOD transport expense is related to the utilization of a new vendor for the transportation of our VOD content to certain MSOs. The decrease in our content amortization costs is due to the expiration and termination of licenses for some of our older or less compelling content. The decline in call center costs is related to a decrease in all costs related to operating our C-Band business as the market continues to erode. The decline in equipment lease costs and depreciation expense is due to our equipment reaching the end of its depreciable life and the expiration of our remaining operating leases during the prior fiscal year.

OPERATING INCOME

Operating income increased 54% year-over-year for the quarter primarily as a result of a 21% increase in net revenue and a 12% decrease in costs of sales for the same period. Gross margin increased to 77% for the current year quarter, up from 68% for the quarter a year ago. Operating expenses as a percentage of revenue decreased to 18% for the quarter ended June 30, 2006, from 22% for the quarter ended June 30, 2005 due to the increase in revenue for the same period.

Operating expenses were flat year-over-year for the quarter. We did experience an increase in trade show costs as we continue to expand our presence at certain cable and DBS trade shows during the current fiscal year. In addition, we had stock option expense of approximately $0.1 million for the quarter due to the adoption of a new accounting pronouncement during the current quarter that requires us to expense the value of stock options over the vesting periods. These cost increases were offset by a decline in amortization expense as one of our intangible assets reached the end of its life during the prior fiscal year and a decrease in sales costs related to the transfer of one of our salesmen to the wireless segment.

INTERNET GROUP

The following table sets forth certain financial information for the Internet Group for the quarters ended June 30, 2006 and 2005:

	(In Millions) Quarter Ended June 30,		Percent Change
	2006	2005	’06 vs’05
Net Revenue
Net Membership	$0.5	$0.6	(17)%
Other	0.1	0.1	0%

Total	0.6	0.7	(14)%

Cost of Sales	0.3	0.3	0%

Gross Profit	$0.3	$0.4	(25)%

Gross Margin	50%	57%

Operating Expenses	0.4	0.3	33%

Operating Income (Loss)	$(0.1)	$0.1	(200)%

NET REVENUE

The 17% decline in membership revenue is a result of a decline in traffic to our web site and a continued erosion of the sale of monthly memberships. We do not actively market our website and we participate in only a select number of affiliated webmaster traffic programs. Instead, we depend primarily upon on our adult domain names and advertising on the Pay TV Group’s networks to generate type-in traffic for ten.com.

During the current fiscal year, we will be implementing new pricing strategies to increase revenue as well as redesigning the site in an effort to increase the rate of conversion of traffic to the site into paying members. Additionally, we will be increasing our marketing efforts by advertising ten.com through various search engines in order to reverse the decline in membership revenue.

Other revenue remained flat year-over-year for the quarter. This revenue relates to the sale of content to other webmasters, the distribution of ten.com to the On Command customer base, and wireless revenue. To date, we have not generated any material revenue related to the distribution of our content to domestic or international wireless platforms.

COST OF SALES

Cost of sales consists of fixed and variable expenses associated with the processing of credit cards, bandwidth, traffic acquisition costs, content costs, and the depreciation of assets.

Cost of sales was flat year-over-year for the quarter. Traffic acquisition costs, credit card processing costs, and depreciation of assets related to our Internet infrastructure declined from the quarter last year. This decrease in costs was offset by an increase in expenses related to the distribution of our content to wireless platforms.

OPERATING INCOME

The 200% decrease in operating income year-over-year for the quarter is related to a 14% decline in revenue and a 33% increase in operating expenses. The 33% increase in operating expenses is primarily due to an increase in costs related to the distribution of our content to domestic and international wireless platforms. We are dedicating several employees, including one of our salesmen, to our wireless distribution efforts this year. In addition, we attended several wireless trade shows, including one in Europe, during the current year quarter. The increase in wireless operating costs was partially offset by a decline in legal fees and expenses related to our web production department.

FILM PRODUCTION GROUP

The following table sets forth certain financial information for the Film Production Group for the quarter ended June 30, 2006.

(In Millions) Quarter Ended June 30, 2006
Net Revenue
Owned Title Revenue	2.7
Repped Title Revenue	$0.4

Total	$3.1

Cost of Sales	$2.1

Gross Profit	$1.0

Gross Margin	32%

Operating Expenses	1.1

Operating Loss	$(0.1)

We completed the acquisition of the Film Production Group on February 10, 2006.

NET REVENUE

Owned title revenue is earned by licensing the rights to content in our library or newly produced content consisting of erotic thrillers and adult reality-style event content. Revenue this quarter was positively impacted by the delivery of 9 episodes of our 13 episode series to one of our major customers. The remaining 4 episodes will be delivered during our second quarter.

Repped title revenue represents revenue from the licensing of film titles which we represent (but do not own) under international sales agency relationships with various independent film producers. Over half of this revenue was generated by five titles that we represent. We attended three film festivals during the current quarter at which we actively marketed our catalog of titles.

COST OF SALES

Our cost of sales is primarily comprised of amortization of our content as well as delivery and distribution costs related to our own content. There are no costs of sales related to the repped title business.

Film amortization is determined based on the revenue recognized in the current period for a title divided by the ultimate revenue expected for the title as determined at the beginning of the fiscal year times the unamortized cost for that title. Because of the valuation placed on the film library as a result of the acquisition, our unamortized film cost is higher than prior to the acquisition, resulting in higher amortization costs. Therefore, the margins we are recognizing on content that existed as of February 10, 2006 are much lower than we would normally recognize for the distribution of our content. As we begin to monetize films that are currently in production over the next 12-24 months, we expect that our margins will increase. Our film amortization represents approximately 89% of our total costs of sales.

OPERATING LOSS

We are generating an operating loss due to the amortization of our film library as discussed above, the accrual of the contingent earnout payments related to the acquisition, and the amortization of intangibles identified as part of the acquisition. Under the provisions of the Earnout Agreement, the two principals of the Film Production Group are able to earn up to $2 million over three calendar years if certain EBITDA (earnings before interest, taxes, depreciation and amortization) are met. These EBITDA targets are partially cumulative over the three-year period.

Additionally, as part of the valuation of the acquisition, $3.4 million was allocated to the non-compete agreements and contractual/non-contractual relationships. The value associated with these identified intangibles is being amortized over five years on a straight-line basis. Other expenses, which are equal to 23% of revenue, relate primarily to attending three film festivals during the quarter as well as employee payroll and benefits.

CORPORATE ADMINISTRATION

The following table sets forth certain financial information for Corporate Administration expenses for the quarters ended June 30, 2006 and 2005:

	(In Millions) Quarter Ended June 30,		Percent Change
	2006	2005	’06 vs’05
Operating Expenses	$1.7	$1.3	31%

Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., which are not directly allocable to the Pay TV, Internet, and Film Production operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relations costs, and printing costs associated with the Company’s public filings.

The 31% increase in corporate administration costs is related primarily to an increase in outside accounting fees due to additional year-end procedures required as a result of our acquisition of the Film Production Group, an increase in expense related to the adoption of FAS 123(R) which requires us to expense the fair value of stock options over the vesting period, an increase in legal costs due to greater reliance on outside counsel during an interim transition of our in-house legal department, and an increase in costs related to the addition of a VP of Marketing and Corporate Strategy to the executive team.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities and Investing Activities:

Our statements of cash flows are summarized as follows (in millions):

	Quarter Ended June 30,
	2006	2005
Net cash provided by operating activities	$3.9	$4.5

Cash flows used in investing activities:
Purchases of equipment and furniture	(0.3)	(0.1)
Purchase of investments	(7.6)	(8.9)
Redemption of investments	1.5	4.7
Related Party Note Payable	(0.3)	—
Other	(0.1)	—

Net cash used in investing activities	$(6.8)	$(4.3)

The decrease in cash provided from operating activities year-over-year for the quarter was primarily related to the following items:

      • Accounts receivable increased by $0.9 million

      • Film production costs incurred for the Film Production Group of $0.8 million for the quarter

      • Content costs of $0.6 million for the licensing of new movies by our Pay TV Group

      • A $0.6 million decrease in our deferred tax liability

      • Other accrued liabilities declined $1.1 million

The increase in cash used in investing activities year-over-year for the quarter was primarily related to the net purchase of investments during the quarter ended June 30, 2006, as we continue to invest our excess cash balances in marketable securities and certificates of deposit. Capital expenditures for the current year quarter of $0.3 million related primarily to the purchase of editing equipment, computers, and software. The decrease in related notes payable was related to payments made to the principals of the Film Production Group in accordance with the Purchase Agreement.

Cash Flows from Financing Activities:

Our cash flows provided by financing activities are as follows (in millions):

	Quarter Ended June 30,
	2006	2005
Cash flows provided by financing activities:
Payments on capital lease obligations	$0.0	$(0.1)
Excess tax benefit from option exercises	0.3	0.0
Issuance of common stock	0.5	0.3
Decrease in other financing obligations	0.0	(0.1)

Net cash provided by financing activities	$0.8	$0.1

Net cash provided by financing activities relates primarily to proceeds received upon the exercise of stock options by employees and non-employees. Windfall tax benefits of $0.3 million relate to the tax deductions that the Company receives upon exercise of an option by an employee or non-employee in excess of those anticipated at the time the option is granted. All capital and other financing obligations expired at the end of our 2006 fiscal year.

We currently have a $3.0 million line of credit available through a commercial banking relationship. The interest rate applied to the line of credit is variable based on the current prime rate. The balance on the line of credit is currently $0 and we have not drawn down on the line during the current year quarter. The line of credit, if utilized, would be secured by our Pay TV Group’s trade accounts receivables and it requires that we comply with certain financial covenants and ratios. The line of credit expired in July 2006 and the Company did not renew it.

If we were to lose our four major customers that account for 26%, 13%, 12%, and 11% of our revenue as of the quarter ended June 30, 2006, respectively, our ability to finance our future operating requirements would be severely impaired.

In December 2005 our Board of Directors approved a stock repurchase plan to purchase up to 2.0 million shares of our stock over 30 months. At our current stock price, this would require a use of cash of approximately $13.2 million over the next 24 months. To date no shares have been repurchased.

As part of the MRG acquisition we entered into an Earnout Agreement with the two principals, which would require a $2.0 million payment over three calendar years if certain EBITDA targets are met.

We believe that our current cash balances and cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures that may be incurred can be financed through our cash flows from operations.

OFF BALANCE SHEET ARRANGEMENTS

We entered into a two-year agreement with DirecTV for the distribution of two of our services beginning in April 2006. This agreement requires us to meet certain performance targets. If we are unsuccessful in meeting these performance targets we would have to make up the shortfall in an amount not to exceed our total license fee earned. As of June 30, 2006, based on actual performance data received for the first 90 days of the contract, we believe that we will meet and exceed the agreed upon performance targets.

RECENT ACCOUNTING PRONOUNCEMENTS

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company’s exposure to market risk is principally confined to cash in the bank and money market accounts, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of June 30, 2006, the Company had cash in checking and money market accounts, certificates of deposits, and fixed income debt securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

Foreign Currency Exchange Risk. The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls. The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

(b) Internal controls. As a result of its acquisition of MRG Entertainment, Inc. in the fourth quarter of its 2006 fiscal year, the Company has expanded its internal controls over financial reporting to include consolidation of the MRG Entertainment results of operations and financial condition as well as acquisition related accounting and disclosures. There were no other changes in New Frontier Media, Inc.’s internal controls over financial reporting that have occurred during the first quarter of 2007 that have materially affected or are reasonably likely to materially affect, New Frontier Media, Inc.’s internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006 have not materially changed.

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

Dated: August 8, 2006