Form 10-Q
period 2006-09-30
NEW FRONTIER MEDIA INC
filed 2006-11-09
CIK 847383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

For the quarterly period ended September 30, 2006

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

As of November 3, 2006, 23,654,761 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q
NEW FRONTIER MEDIA, INC.
Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	(Unaudited) September 30, 2006	March 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$11,331	$12,611
Restricted cash	1,750	2,646
Marketable securities	19,532	8,730
Accounts receivable, net of allowance for doubtful accounts of $32 and $32, respectively	12,385	12,395
Deferred tax asset	543	444
Other	1,285	871

TOTAL CURRENT ASSETS	46,826	37,697

EQUIPMENT AND FURNITURE, net	4,055	4,082

OTHER ASSETS:
Prepaid distribution rights, net	9,470	8,877
Marketable securities	1,016	1,936
Recoupable costs and producer advances	1,351	1,203
Film costs, net	8,162	10,412
Goodwill	18,377	16,744
Other identifiable intangible assets, net	3,153	4,687
Other	1,128	1,127

TOTAL OTHER ASSETS	42,657	44,986

TOTAL ASSETS	$93,538	$86,765

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited) September 30, 2006	March 31, 2006
CURRENT LIABILITIES:
Accounts payable	$1,710	$2,151
Taxes payable	1,965	677
Producers payable	604	546
Deferred revenue	1,265	754
Due to related party	—	250
Accrued compensation	1,836	1,857
Accrued transport fees	580	645
Accrued legal and accounting fees	123	240
Accrued liabilities and other	3,983	1,365

TOTAL CURRENT LIABILITIES	12,066	8,485

LONG-TERM LIABILITIES:
Deferred tax liability	681	1,268
Due to related party	782	1,000
Taxes payable	1,359	1,359
Other	800	3,408

TOTAL LONG-TERM LIABILITIES	3,622	7,035

TOTAL LIABILITIES	15,688	15,520

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $.10 par value, 5,000,000 shares authorized:
Class A, no shares issued and outstanding	—	—
Class B, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 23,641,361 and 23,649,986 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	2	2
Additional paid-in capital	60,849	61,488
Retained earnings	17,032	9,829
Accumulated other comprehensive loss	(33)	(74)

TOTAL SHAREHOLDERS’ EQUITY	77,850	71,245

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$93,538	$86,765

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2006	2005	2006	2005
NET SALES	$16,166	$11,349	$32,494	$22,388
COST OF SALES	5,195	3,612	10,524	7,116

GROSS MARGIN	10,971	7,737	21,970	15,272

OPERATING EXPENSES:
Sales and marketing	1,266	1,030	2,983	2,417
General and administrative	4,066	2,816	7,857	5,288

TOTAL OPERATING EXPENSES	5,332	3,846	10,840	7,705

OPERATING INCOME	5,639	3,891	11,130	7,567

OTHER INCOME (EXPENSE):
Interest income	322	306	560	525
Interest expense	(28)	(13)	(57)	(30)
Other income (expense)	4	1	(3)	1

TOTAL OTHER INCOME	298	294	500	496

INCOME BEFORE PROVISION FOR INCOME TAXES	5,937	4,185	11,630	8,063

Provision for income taxes	(2,283)	(1,544)	(4,427)	(2,959)

NET INCOME	$3,654	$2,641	$7,203	$5,104

Basic income per share	$0.15	$0.12	$0.30	$0.23

Diluted income per share	$0.15	$0.11	$0.30	$0.22

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Six Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,203	$5,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,577	2,723
Excess tax benefit from option/warrant exercise	134	478
Stock-based compensation	428	—
(Increase) decrease in operating assets
Accounts receivable	11	1,730
Receivables and prepaid expenses	(369)	412
Prepaid distribution rights	(2,468)	(1,597)
Capitalized film costs	(1,497)	—
Deferred tax asset	(114)	95
Other assets	(108)	1
Increase (decrease) in operating liabilities
Accounts payable	(441)	(539)
Deferred revenue	510	41
Producers payable	58	—
Taxes payable	1,288	525
Deferred tax liability	(1,104)	122
Other accrued liabilities	703	(487)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,811	8,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for business acquisitions	(18)	—
Purchase of investments available-for-sale	(12,571)	(24,496)
Redemption of investments available-for-sale	2,753	13,808
Purchase of equipment and furniture	(586)	(223)
Payment of related party note arising from business acquisition	(468)	—

NET CASH USED IN INVESTING ACTIVITIES	(10,890)	(10,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	—	(94)
Purchase of common stock	(2,160)	—
Proceeds from exercise of stock options/warrants	636	703
Decrease in other financing obligations	—	(141)
Excess tax benefit from stock option exercise	323	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,201)	468

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,280)	(1,835)
CASH AND CASH EQUIVALENTS, beginning of period	12,611	18,403

CASH AND CASH EQUIVALENTS, end of period	$11,331	$16,568

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Increase in value of goodwill for final valuation of purchased intangibles plus other adjustments	$1,105	$—

Increase in value of goodwill for deferred tax liability related to purchased intangibles	$510	$—

Escrow funds, included in restricted cash, used to settle liabilities related to business acquisition	$945	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2006	2005	2006	2005
Net income	$3,654	$2,641	$7,203	$5,104
Other comprehensive income (loss) Unrealized gain (loss) on available-for-sale marketable securities, net of tax	27	(29)	41	(20)

Total comprehensive income	$3,681	$2,612	$7,244	$5,084

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in thousands)

	(Unaudited) Six Months September 30,
	2006	2005
COMMON STOCK
Balance at beginning of period	$2	$2

Balance at end of period	2	2

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	61,488	55,173
Exercise of stock options/warrants	636	704
Excess tax benefit for stock option/warrant exercise	457	478
Purchase of common stock	(2,160)	—
Stock-based compensation	428	—

Balance at end of period	60,849	56,355

RETAINED EARNINGS
Balance at beginning of period	9,829	(1,454)
Net income	7,203	5,104

Balance at end of period	17,032	3,650

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(74)	(55)
Unrealized gain (loss) on available-for-sale securities	41	(20)

Balance at end of period	(33)	(75)

TOTAL SHAREHOLDERS’ EQUITY	$77,850	$59,932

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

Interactive Gallery (“IGI”), a division of New Frontier Media, Inc., aggregates and resells adult content over the Internet. IGI sells content to monthly subscribers through its broadband site, www.TEN.com, partners with third-party gate-keepers for the distribution of www.TEN.com, wholesales pre-packaged content to various webmasters, and aggregates and resells adult content to wireless carriers in the United States and internationally.

On February 10, 2006, New Frontier Media , Inc. completed an acquisition of MRG Entertainment, Inc., its subsidiaries and a related company, Lifestyles Entertainment, Inc. (collectively “MRG”). MRG derives revenue from two principal businesses: the production and distribution of original motion pictures (owned product), and the licensing of domestic third party films in international markets where it acts as a sales agent for the product (repped product).

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its majority owned subsidiaries (collectively hereinafter referred to as “New Frontier Media,” the “Company,” or “we” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of New Frontier Media’s financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s latest annual report on Form 10-K.

The results of operations for the three month and six month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

 Principles of Consolidation

The accompanying consolidated financial statements include the accounts of New Frontier Media. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the financial statements and accompanying notes. Estimates have been made by management in several areas, including, but not limited to, the realizability of accounts receivable, recoupable producer costs and producer advances, the valuation of chargebacks and reserves, the forecast of anticipated revenues (ultimate revenues), which is used to amortize film costs, the expected useful life and valuation of our prepaid distribution rights, valuation of goodwill and intangibles, estimated useful lives of intangible assets, and assumptions related to Statement of Financial Accounting Standards (“SFAS”) No. 123(R). Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN No. 48.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB No. 108 will have a material impact on its results from operations or financial position.

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands, except per share amounts):

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2006	2005	2006	2005
Net income	$3,654	$2,641	$7,203	$5,104

Average outstanding shares of common stock	23,830	22,745	23,832	22,675
Dilutive effect of Warrants/Employee Stock Options	446	475	455	490

Common stock and common stock equivalents	24,276	23,220	24,287	23,165

Basic income per share	$0.15	$0.12	$0.30	$0.23

Diluted income per share	$0.15	$0.11	$0.30	$0.22

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants was greater than the average market price of the common shares, or because of the impact on the calculation of certain options associated with unrecognized compensation and related tax benefits, were approximately 986,000 and 613,000 for the quarters ended September 30, 2006 and 2005, respectively, and 968,000 and 550,000 for the six month periods ended September 30, 2006 and 2005, respectively. Inclusion of these options and warrants would be antidilutive.

NOTE 3 — STOCK-BASED COMPENSATION

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee and non-employee director stock options to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its stock incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The exercise price of options granted was equal to or greater than the market price of New Frontier Media, Inc. common stock on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements prior to April 1, 2006.

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

Share-based compensation recognized in the quarter and six months ended September 30, 2006 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating the fair value of options.

Net cash proceeds from the exercise of stock options were $0.1 million and $0.4 million for the quarters ended September 30, 2006 and 2005, respectively, and $0.6 million and $0.7 million for the six months ended September 30, 2006 and 2005, respectively. The Company issued new shares of common stock upon exercise of these stock options.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the six months ended September 30, 2006, $0.3 million of such excess tax benefits was classified as financing cash flows.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company’s equity incentive plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

	Quarter Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Stock-based compensation expense before income taxes	$226	$—	$429	$—
Income tax benefit	(86)	—	(164)	—

Total stock-based compensation expense after income taxes	$140	$—	$265	$—

Stock-based compensation effects on basic earnings per common share	$0.01	$—	$0.01	$—

Stock-based compensation effects on diluted earnings per common share	$0.01	$—	$0.01	$—

Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s incentive equity plans was as follows (in thousands, except per share amounts):

	Quarter Ended September 30, 2005	Six Months Ended September 30, 2005
Net Income, as reported	$2,641	$5,104
Less: Fair value of stock-based compensation excluded from net income, net of tax	(200)	(309)

Pro forma	$2,441	$4,795

Basic income per share
As reported	$0.12	$0.23
Pro forma	$0.11	$0.21
Diluted income per share
As reported	$0.11	$0.22
Pro forma	$0.11	$0.21

Stock-based compensation recognized in the 2007 fiscal year as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values for the quarter and six months ended September 30, 2006 and 2005 were based on estimates at the grant date as follows:

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Weighted average estimated values	$4.25	$3.25	$4.25	$3.25
Expected term (in years)	5.09	4.00	5.09	4.00
Risk free interest rate	4.80%	3.97%	4.80%	3.97%
Volatility	65.44%	66.00%	65.44%	66.00%
Dividend Yield	0.00%	0.00%	0.00%	0.00%

Volatility assumptions were derived using historical volatility data. The expected term data was stratified between officers and non-officers. The expected term was determined using the weighted average exercise behavior for these two groups of employees.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for the current quarter and six month periods ended September 30, 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and are different for officers and non-officers. The forfeiture rate for officers is 0% and for non-officers is 17%. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

Stock option transactions during the six months ended September 30, 2006 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2006	2,339,715	$5.42
Granted	110,000	$7.85
Exercised	(241,375)	$2.64		$1,221
Forfeited/Cancelled	(67,500)	$6.94

Outstanding at September 30, 2006	2,140,840	$5.81	6.96	$5,280

Options Exercisable at September 30, 2006	1,467,182	$5.32	6.02	$4,345

Options Vested and Expected to Vest—Non-Officers	840,324	$5.94	7.45	$1,951

Options Vested and Expected to Vest—Officers	1,244,065	$5.67	6.54	$3,252

The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the quarter if unexercised.

As of September 30, 2006 there was $0.7 million of total unrecognized compensation costs for non-officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.82 years.

As of September 30, 2006 there was $1.3 million of total unrecognized compensation costs for officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.60 years.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — SEGMENT INFORMATION

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which establishes reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s senior management.

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

Expenses related to Corporate Administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Pay TV, Internet or Film Production operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation costs, and printing costs associated with the Company’s public filings.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels (in thousands):

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2006	2005	2006	2005
NET SALES
Pay TV	$12,221	$10,737	$24,808	$21,126
Internet	601	612	1,208	1,262
Film Production	3,344	—	6,478	—

Total	$16,166	$11,349	$32,494	$22,388

SEGMENT PROFIT
Pay TV	$7,580	$5,544	$14,929	10,369
Internet	(56)	75	(110)	191
Film Production	150	—	93	—
Corporate Administration	(1,737)	(1,434)	(3,282)	(2,497)

Total	$5,937	$4,185	$11,630	$8,063

INTEREST INCOME
Pay TV	$—	$—	$1	$—
Corporate Administration	322	306	559	525

Total	$322	$306	$560	$525

INTEREST EXPENSE
Pay TV	$—	$10	$—	$20
Internet	—	1	1	2
Corporate Administration	28	2	56	8

Total	$28	$13	$57	30

DEPRECIATION AND AMORTIZATION
Pay TV	$1,104	$1,271	$2,294	$2,589
Internet	84	62	165	131
Film Production	2,047	—	4,112	—
Corporate Administration	3	2	6	3

Total	$3,238	$1,335	$6,577	$2,723

	(Unaudited) September 30, 2006	March 31, 2006
IDENTIFIABLE ASSETS
Pay TV	$91,945	$77,407
Internet	16,943	15,854
Film Production	30,275	32,531
Corporate Administration	62,120	54,111
Eliminations	(107,745)	(93,138)

Total	$93,538	$86,765

NOTE 5 — MAJOR CUSTOMERS

The Company’s major customers (revenues in excess of 10% of total sales) are EchoStar Communications Corporation (EchoStar), DirecTV, Inc. (DirecTV), Time Warner, Inc. (Time Warner) and Comcast Corporation (Comcast). Time Warner and Comcast are included in the Pay TV Group.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

EchoStar and DirecTV are included in the Pay TV and Film Production Groups. Revenue from Echostar’s DISH Network, DirecTV, Time Warner and Comcast as a percentage of total revenue for each of the quarters and six months ended September 30 are as follows:

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2006	2005	2006	2005
EchoStar	24%	37%	25%	37%
DirecTV	12%	—	12%	—
Time Warner	12%	15%	12%	15%
Comcast	11%	13%	11%	12%

The Company’s outstanding accounts receivable balance due from its major customers as of September 30, 2006 and March 31, 2006 are as follows (in thousands):

	(Unaudited) September 30, 2006	March 31, 2006
EchoStar	$4,104	$5,999
DirecTV	1,000	—
Time Warner	1,276	881
Comcast	1,315	1,245

Total	$7,695	$8,125

NOTE 6 — STOCK OPTIONS

During the quarter ended September 30, 2006, the Company issued 10,000 options to an executive from the 1998 incentive stock option plan and 100,000 options to members of the Board of Directors from the 1999 incentive stock option plan.

NOTE 7 — MARKETABLE SECURITIES

Investments in debt securities are required to be categorized as either trading, available-for-sale or held-to-maturity. As of September 30, 2006, the Company had no trading or held-to-maturity securities. Debt securities categorized as available-for-sale are reported at fair value as follows (in thousands):

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross Unrealized
	Gross Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$3,139	$—	$(4)	$3,135
Floating rate securities	6,500	—	—	6,500
Mortgage-backed securities	6,343	4	—	6,347
Corporate debt securities	1,381	—	(37)	1,344
Municipal securities	3,220	2	—	3,222

Total available-for-sale securities	$20,583	$6	$(41)	$20,548

The contractual maturities of these investments as of September 30, 2006, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2007	$17,309	$17,306
2008	3,274	3,242

Total available-for-sale securities	$20,583	$20,548

NOTE 8 — ACQUISITIONS

On February 10, 2006, the Company completed the purchase of MRG Entertainment, Inc., its subsidiaries, and a related company, Lifestyles Entertainment, Inc. by acquiring all of the outstanding capital stock of MRG. MRG produces and distributes erotic thrillers which are distributed in the U.S. on premium movie services such as Cinemax and Showtime Networks, Inc. as well as internationally on similar services. MRG also produces and distributes adult, reality-based content that is distributed in the U.S. through both DBS providers and cable multiple service operators (“MSOs”) via its relationship with In Demand. Additionally, MRG acts as an international sales agent for third party domestic film producers.

The aggregate purchase price for the acquisition was $21.0 million, consisting of $15 million in cash, 748,570 shares of New Frontier Media, Inc. common stock valued at $5 million, and $1.0 million in fees and expenses incurred by the Company. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $13.0 million.

During the quarter ended June 30, 2006, the Company completed the valuation of the intangible assets acquired in the MRG transaction. Pursuant to the valuation, the value of the non-compete agreements declined from $4.6 million to $2.1 million, and $1.4 million was allocated to contractual/non-contractual relationships with a 5-year life. The net decrease in the value of the intangible assets of $1.1 million was reclassified to goodwill. In addition, goodwill increased by $0.5 million due to the deferred tax liability established in connection with the value allocated to the contractual/non-contractual relationships.

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

NOTE 10 — COMMITMENTS

Employment Contracts

During the quarter ended September 30, 2006, the Company entered into non-cancelable employment contracts with certain key employees. The employment contracts expire in March 2009.

Future minimum payments under these contracts as of September 30, 2006 are as follows (in thousands):

Year Ended March 31,	Employment Contracts
2007	$289
2008	579
2009	579

Total payments	$1,447

NOTE 11 — LITIGATION

In the normal course of business, the Company is subject to various lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 12 — REVENUE GUARANTEE

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

Pursuant to FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtendness of Others”, as of the quarter ended September 30, 2006, the Company does not have any liability booked with respect to this revenue guarantee

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligation as it believes, based on actual performance data, that the likelihood of not meeting the revenue guarantee is remote.

NOTE 13 — SUBSEQUENT EVENTS

On October 24, 2006, CSB entered into a three-year satellite capacity lease with Transponder Encryption Services Corporation (“TESC”). The agreement provides for the continuing distribution of all three of the 24-hour, per day 7-day per week video channels currently distributed by TESC to customers of DISH Network. These channels are TEN, TENClips and TENXtsy. Under the terms of the agreement, CSB will receive a contractual share of the revenues received by TESC from DISH Network customers who purchase the right to view any of the three video channels’ programming.

On November 6, 2006, the Company entered into employment agreements with Michael Weiner, the Company’s Chief Executive Officer; Karyn L. Miller, the Company’s Chief Financial Officer; and Ken Boenish, the Company’s President (collectively, the “Executives”). The agreements amend certain terms of the Executives’ original employment agreements and extend the term of employment for each of the Executives through March 31, 2009. The agreements include provisions addressing compensaton, early termination, change in control events, and other terms and conditions customary for such employment arrangements. The agreement with Mr. Weiner provides for a base salary of $600,000 for the year ended March 31, 2008 and base salary of no less than $600,000 for the year ended March 31, 2009. The agreement did not adjust Mr. Weiner’s base salary of $500,000 for the year ended March 31, 2007. The agreement with Mr. Boenish provides for a base salary of $350,000, $500,000 and $500,000, for the years ended March 31, 2007, March 31, 2008 and March 31, 2009, respectively, and a signing bonus of $150,000, to be paid in equal installments through March 31, 2007. The agreement with Ms. Miller provides for a base salary of $180,000, $275,000 and $275,000, for the years ended March 31, 2007, March 31, 2008 and March 31, 2009, respectively, and a signing bonus of $95,000, to be paid in equal installments through March 31, 2007.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to retain our four major customers that account for approximately 25%, 12%, 12%, and 11%, respectively, of our total revenue for the six months ended September 30, 2006; 2) our ability to maintain the license fee structure currently in place with our customers; 3) our ability to compete effectively for quality content with our Pay TV Group’s primary competitor who has significantly greater resources than us; 4) our ability to compete effectively with our Pay TV Group’s major competitor or any other competitors that may distribute adult content to cable multiple system operators (“MSOs”), direct broadcast satellite (“DBS”) providers, to the hospitality industry, or to wireless platforms; 5) our ability to retain our key executives; 6) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; 7) our ability to produce film content that is well received by our Film Production segment’s major customers; and 8) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

EXECUTIVE SUMMARY

Our goal is to be the leading provider in the electronic distribution of high-quality, adult-themed entertainment via cable, satellite, broadband, hotel and wireless platforms. We operate our Company in three different segments — Pay TV, Internet, and Film Production. We acquired the Film Production segment during the fourth quarter of our 2006 fiscal year. This segment engages in the production and distribution of mainstream films and soft, erotic features and events. Its library is distributed on U.S. premium pay TV channels such as Showtime Networks, Inc. (“Showtime”) and Cinemax, as well as on pay-per-view (“PPV”) channels across a variety of cable and satellite distribution platforms. The Film Production segment also distributes a full range of independently produced motion pictures to markets around the world. We acquired the Film Production segment to expand our portfolio to the rapidly growing market for less explicit, erotic content, which resides in more mainstream areas within the multi-channel operators’ programming guide, as well as to the growing market for event-type content. The acquisition also provides established relationships in international markets and provides access to a library of content that we own and that can be monetized through current distribution networks.

PAY TV SEGMENT

Our Pay TV segment is focused on the distribution of its seven PPV networks and its Video-on-Demand (“VOD”) service to cable MSOs and DBS providers. In addition, the Pay TV Group has had success in delivering its VOD service to hotel rooms through its current distribution arrangement with On Command Corporation (“On Command”) and the Hospitality Network. The Pay TV Group earns a percentage of revenue on each PPV, subscription, or VOD transaction related to its services. Revenue growth occurs as the Pay TV Group launches its services to new cable MSOs or DBS providers, experiences growth in the number of digital subscribers for systems where its services are currently distributed (“on-line growth”), and launches additional services with its existing cable/DBS partners. Revenue growth occurs as the Pay TV Group experiences new and on-line growth for its VOD service, is able to affect increases in the retail price of its products, and is able to increase the buy rates for its products. The Pay TV Group seeks to achieve distribution averaging four services on every digital platform in the U.S. Based on the current market of 27.9 million DBS households (from public filings) and 32.9 million digital cable households (per the National Cable Television Association (“NCTA”)), the Pay TV Group, with 128 million network households, currently has approximately 53% of its defined market share.

Pay TV Group revenue for the quarter and six months ended September 30, 2006 was primarily impacted by:

      • The launch of two of its linear PPV services on the largest DBS platform in the U.S. as of April 2006

      • An increase in VOD revenue from the largest and second largest cable MSOs in the U.S.

The Pay TV Group signed a two-year agreement with the largest DBS platform in the U.S. for the distribution of its TEN and TEN*Clips services. These services launched in April 2006 and replaced two competitive services on this platform.

We finalized our contract with the second largest DBS platform in the U.S. for the continued distribution of our three PPV networks during the third quarter of our 2007 fiscal year. This contract will adjust historical revenue splits downward from rates initially set in 2000. At the same time, the platform expanded by adding two additional channels to this category. We expect the net effect of these changes to result in a significant decline in revenue from this customer, which is in line with our current fiscal year projections.

VOD revenue from the largest cable MSO in the U.S. increased 7% and 25% year-over-year for the quarter and six months ended September 30, 2006, respectively. This increase is related to the transition this MSO made to a partially edited content standard as well as to new launches of the Pay TV Group’s content on affiliated systems of this MSO. At the same time that this MSO transitioned its VOD platform to a partially edited content standard, it also added content from two smaller competitors. These competitors have shared the VOD platform with the Pay TV Group for more than one year. During the current fiscal year, this MSO added content from our largest competitor. In addition, this MSO changed its VOD user interface to create clearer brand separation among its adult content providers. At this time, we are unable to predict what impact the addition of our primary competitor and the change to the user interface will have on our VOD revenue earned from this MSO.

VOD revenue from the second largest cable MSO in the U.S. increased 20% and 26% year-over-year for the quarter and six months ended September 30, 2006, respectively, as the Pay TV Group recovered market share lost after the launch of its primary competitor on this platform in the last two quarters of its 2005 fiscal year.

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

Approximately 85% of revenue from the Internet Group continues to be generated from monthly memberships to TEN.com. The decline in membership revenue has slowed over the past several quarters as we have implemented higher monthly membership prices and new marketing campaigns to drive traffic to our site. The Internet Group is currently redesigning TEN.com in an effort to increase the rate of conversion of traffic to the site into paying members. In addition, the Internet Group will be experimenting with different pricing strategies throughout the year, including pay-per-view and pay-per-minute.

The Internet Group continues to focus on the creation and distribution of content to wireless platforms both internationally and domestically. We have dedicated one of our salesmen to this effort on a full-time basis during the current fiscal year. In addition, we have added several employees to the wireless department to assist in the creation, editing and distribution of our content.

The focus for the wireless department during this fiscal year will be to create direct distribution relationships with the wireless carriers, whereby we can bypass third party content aggregators and utilize our own wireless platform for distribution of our content. During the first six months of our current fiscal year we were successful in completing two such direct distribution deals in the U.S.

We will also be focused on creating unique and compelling content specifically for the wireless platform, including “mobisodes” and other short form content during our current fiscal year. In addition, we are working on several SMS marketing campaigns that utilize our wireless platform for the delivery of content which we anticipate launching during our third fiscal quarter.

We expect our Internet Group will generate operating losses during the current fiscal year as we build the wireless business. However, we believe that this will be a viable and profitable revenue stream for us in the future.

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

The Pay TV Group has been working closely with the Film Production Group to assist it in leveraging the Pay TV Group’s strong relationships with cable operators and providers of in-room entertainment to the hotel industry to secure incremental distribution for its own content. As a result, in September 2006, the Film Production Group began distributing its content to the hospitality industry. The Film Production Group, as we anticipated, was able to secure higher license fees than the Pay TV Group due to the more mainstream nature of its content. This quarter does not include any revenue from this distribution contract based upon our revenue recognition policies.

The Film Production Group will be working closely with the Pay TV Group during this current fiscal year to secure distribution of its content with other Pay TV Group customers, specifically for the distribution of its content on hotel and cable VOD platforms in mainstream entry points such as the “Uncensored” and mainstream movie categories. We anticipate new launches for this content on cable platforms to begin in November 2006 and continue throughout the current fiscal year.

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

As of September 30, 2006 there was $0.7 million of total unrecognized compensation costs for non-officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.82 years. As of September 30, 2006 there was $1.3 million of total unrecognized compensation costs for officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.60 years.

PAY TV GROUP

The following table outlines the current distribution environment and network households for each network:

		Estimated Network Households(2) (in thousands)
Network	Distribution Method	As of September 30, 2006	As of September 30, 2005	% Change
Pleasure	Cable/DBS	6,000	7,900	(24%)
TEN	Cable/DBS	38,300	16,800	128%
TEN*Clips	Cable/DBS	35,200	17,300	103%
Video-On-Demand	Cable	23,200	20,600	13%
TEN*Blue	Cable	4,000	3,000	33%
TEN*Blox	Cable	8,200	5,400	52%
TEN*Xtsy	C-band/Cable/DBS	12,900	11,700	10	%(1)
TEN*Max	C-band/Cable	200	240	(17	%)(1)

Total Network Households		128,000	82,940

(1) % change gives effect to a 41% decline in the C-band market’s total addressable households. Total addressable C-Band households declined from 176,000 as of September 30, 2005 to 103,000 as of September 30, 2006.

(2) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group’s channels, since each network represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as 25.5 million and 24.1 million digital cable homes as of September 30, 2006 and 2005, respectively, and 27.5 million and 11.2 million DBS homes as of September 30, 2006 and 2005, respectively.

The following table sets forth certain financial information for the Pay TV Group for the quarter and six months ended September 30, 2006 and 2005:

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In Millions) Year-to-Date September 30,		Year-to-Date Percent Change
	2006	2005	’06 vs’05	2006	2005	’06 vs’05
Net Revenue
PPV - Cable/DBS	$7.5	$6.0	25%	$15.0	$12.1	24%
VOD - Cable/Hotel	4.2	4.0	5%	8.8	7.5	17%
C-Band	0.5	0.7	(29%)	1.0	1.5	(33%)

Total	$12.2	$10.7	14%	$24.8	$21.1	18%

Cost of Sales	$2.8	$3.3	(15%)	$5.7	$6.6	(14%)

Gross Profit	$9.4	$7.4	27%	$19.1	$14.5	32%

Gross Margin	77%	69%		77%	69%

Operating Expenses	1.9	1.8	6%	4.2	4.1	2%

Operating Income	$7.5	$5.6	34%	$14.9	$10.4	43%

NET REVENUE

PPV — Cable/DBS

The 25% and 24% increase in our PPV- Cable/DBS revenue year-over-year for the quarter and six months ended September 30, 2006, respectively, was attributable to the following:

      • The launch of two of our PPV services on the largest DBS platform in the U.S. in April 2006

      • New launches of our TEN service on the platform of the largest MSO in the U.S.

This increase in revenue was offset by the following:

      • A decline in revenue from our most edited service, Pleasure, as the largest MSO continues to migrate the services on its PPV platform to a partially edited content standard, resulting in a loss of subscribers for this network or lower buy rates where this service remains in place next to our partially edited services

      • A decline in revenue from our largest customer due to the redefinition of the payment terms with respect to one of our networks which was partially offset by an underpayment from this same customer discovered on audit.

VOD — Cable/Hotel

The 5% and 17% increase in our VOD — cable/hotel revenue for the quarter and six months ended September 30, 2006, respectively, is primarily attributable to the following:

      • A 7% and 25% increase in revenue from the largest cable MSO in the U.S.

      • A 20% and 26% increase in revenue from the second largest cable MSO in the U.S.

      • New launches from other top ten cable MSOs in the U.S.

VOD revenue from the largest cable MSO in the U.S. increased as this MSO transitioned the editing standard of its VOD platform from most edited to partially edited. This transition began during the first quarter of our 2006 fiscal year and continued throughout that fiscal year. The final affiliated systems of this MSO are transitioning to a partially edited content standard during the first and second quarters of our current fiscal year.

As of the end of the prior year quarter, this cable MSO added content from our primary competitor to its VOD platform.

VOD revenue from the second largest cable MSO increased year-over-year for the quarter and six months as we experienced a recovery of our VOD revenue after this MSO launched content from our largest competitor during the third and fourth quarters of our 2005 fiscal year. We experienced a decline in revenue from this platform for several quarters after the initial launch of this competitive content. However, the impact of this loss in market share was completely absorbed during those quarters after the initial launch, and we have successfully recovered some of the lost revenue during the past year.

Revenue increases from the VOD platforms of the largest and second largest MSOs in the U.S. are also a result of these systems absorbing the purchase of Adelphia Communications Corporation’s (“Adelphia”) systems. The purchase of these systems was completed as of August 1, 2006. Because we enjoyed a higher revenue share with Adelphia than we have with these two MSOs, our VOD revenue will decline slightly because of the purchase of these systems.

We have continued to launch our content on the VOD systems of other top ten cable MSOs during the past year and our revenue has increased as a result of this additional distribution.

C-BAND REVENUE

The 29% and 33% decline in C-Band revenue for the quarter and six months ended September 30, 2006, respectively, is a result of the continued decline of the C-Band market as consumers convert from C-Band “big dish” analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has decreased 41% since September 30, 2005, from 176,000 addressable subscribers to 103,000 addressable subscribers as of September 30, 2006.

Providing our two networks to the C-Band market continues to be profitable for us. We generated operating margins of 45% and 46% for the quarter and six months ended September 30, 2006, respectively, as compared to 60% for both the quarter and six months ended September 30, 2005, respectively. We will continue to closely monitor this business and discontinue providing our content to this platform if margins erode to an unacceptable level.

COST OF SALES

Our cost of sales consists of expenses associated with our digital broadcast facility, satellite uplinking, satellite transponder leases, programming acquisition and conforming costs, VOD transport costs, amortization of content licenses, and our in-house call center operations related to our C-Band business.

The 15% and 14% decline in our cost of sales year-over-year for the quarter and six months ended September 30, 2006, respectively, is primarily related to a 16% and 11% decrease in content amortization for the quarter and six months ended September 30, 2006; a 50% and 40% decrease in our VOD transport expense for the quarter and six months ended September 30, 2006, respectively, is due to the use of a new vendor for the transport of our VOD content to certain cable MSOs; a 22% and 23% decrease in the cost of our cable transponder for the quarter and six months ended September 30, 2006, respectively, due to the negotiation of a reduced monthly rate; and a 58% and 59% decline in equipment lease and depreciation expense for the quarter and six months ended September 30, 2006, respectively. The decline in equipment costs and depreciation expense is due to our equipment reaching the end of its depreciable life and the expiration of our remaining operating leases during the prior fiscal year.

OPERATING INCOME

Operating income increased 34% and 43% for the quarter and six months ended September 30, 2006, respectively, primarily as a result of a 14% and 18% increase in revenue for the quarter and six months ended September 30, 2006, respectively. Gross margins increased to 77% for the quarter and six months ended September 30, 2006, respectively, from 69% for the quarter and six months ended September 30, 2005, respectively.

Operating expenses declined to 16% and 17% of revenue for the quarter and six months ended September 30, 2006, respectively, from 17% and 19% for the quarter and six months ended September 30, 2005, respectively. The 6% and 2% increase in operating expenses for the quarter and six months ended September 30, 2006 was primarily related to an increase in expenses related to the adoption of SFAS 123(R) which requires us to expense the fair market value of stock options over the vesting period, an increase in expenses related to branding and consumer studies performed during the year, and an increase in trade show expenses as we continue to expand our presence at certain cable and DBS events. The increase in these expenses was partially offset by a decline in expenses related to moving one of our salesmen to the wireless segment.

We anticipate that our operating costs will increase by approximately 15% in future quarters due to an increase in marketing costs associated with advertising our services in order to address competitive pressure.

INTERNET GROUP

The following table sets forth certain financial information for the Internet Group for the quarter and six months ended September 30, 2006 and 2005:

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In millions) Year-to-Date September 30,		Year-to-Date Percent Change
	2006	2005	’06 vs’05	2006	2005	’06 vs’05
Net Revenue
Net Membership	$0.5	$0.5	0%	$1.0	$1.1	(9%)
Other	0.1	0.1	0%	0.2	0.2	0%

Total	$0.6	$0.6	0%	$1.2	$1.3	(8%)

Cost of Sales	$0.3	$0.2	50%	$0.6	$0.5	20%

Gross Profit	$0.3	$0.4	(25%)	$0.6	$0.8	(25%)

Gross Margin	50%	67%		50%	62%

Operating Expenses	0.3	0.3	0%	$0.7	$0.6	17%

Operating Income (Loss)	$0.0	$0.1	(100%)	$(0.1)	$0.2	(150%)

NET REVENUE

Net membership revenue was flat to slightly down for the quarter and six months ended September 30, 2006, respectively, due to the continued decline in our customer retention rate. We are not actively marketing our website and we participate in only a select number of affiliated webmaster traffic programs to attract traffic to our sites. Instead, we depend primarily upon our adult domain names and advertising on the Pay TV Group’s networks to generate type-in traffic for our website. As a result, we are not able to attract enough new customers to our website to offset the churn in our current customer base.

During the current fiscal year, we will be implementing new pricing strategies to increase retention as well as redesigning our site in an effort to increase the rate of conversion of traffic to our site into paying members.

Other revenue remained flat year-over-year for the quarter and six months ended September 30, 2006. This revenue relates to the sale of content to other webmasters, the distribution of our website to the On Command customer base, and revenue from the distribution of our content through wireless platforms. To date, we have not generated any material revenue related to the distribution of our content to domestic or international wireless platforms.

COST OF SALES

Cost of sales consists of fixed and variable expenses associated with the processing of credit cards, bandwidth, traffic acquisition costs, content costs and depreciation of assets.

The 50% and 20% increase in cost of sales for the quarter and six months ended September 30, 2006, respectively, is related to an increase in costs associated with the distribution of our content through wireless platforms. These costs include content creation, amortization of acquired content, SMS fees, and depreciation of wireless related assets.

OPERATING INCOME/(LOSS)

The 100% and 150% decline in operating income during the quarter and six months ended September 30, 2006, respectively, is a result of a decline in our gross margins and, for the six months ended September 30, 2006, a 17% increase in operating expenses.

Operating costs related to the distribution of our content through wireless platforms increased during the quarter and six months ended September 30, 2006. We are dedicating several employees, including one of our salesmen, to our wireless distribution efforts this year. In addition, during the first quarter we attended several trade shows, including one in Europe. Most of our sales efforts are focused on international markets and require overseas travel by our sales team.

The increase in operating costs related to wireless was partially offset by a decline in expenses related to our web production department.

FILM PRODUCTION GROUP

The following table sets forth certain financial information for the Film Production Group for the quarter and six months ended September 30, 2006:

	(In Millions) Quarter Ended September 30, 2006	(In Millions) Year-to-Date September 30, 2006
Net Revenue
Owned Title Revenue	$3.0	$5.7
Repped Title Revenue	0.3	0.7

Total	$3.3	$6.4
Cost of Sales	$2.1	$4.2

Gross Profit	$1.2	$2.2

Gross Margin	36%	34%

Operating Expenses	1.1	2.2

Operating Income	$0.1	$—

We completed the acquisition of the Film Production Group on February 10, 2006.

NET REVENUE

Owned title revenue is earned by licensing the rights to content in our library or newly produced content consisting of erotic thrillers and adult reality-style event content. Revenue during the quarter and six months ended September 30, 2006 was positively impacted by the delivery of a 13 episode series to one of our major customers. In addition, we delivered 10 titles to three major customers during the current quarter. During the current quarter we also began recognizing revenue from the distribution of the first and second seasons of our Swingers series and of our Sex Factor series.

We have been successful in completing contracts for the distribution of our content to hotels and with certain cable MSOs for the distribution of our content on their VOD platforms. The rollout of our content will begin in November 2006.

Repped title revenue represents revenue from the licensing of film titles which we represent (but do not own) under international sales agency relationships with various independent film producers. We actively represent over 60 titles under both the Mainline Releasing and Lightning Entertainment labels. Over half of our revenue for both the quarter and six months ended September 30, 2006 was generated by five titles.

COST OF SALES

Our cost of sales is primarily comprised of amortization of our content as well as delivery and distribution costs related to our own content. There are no costs of sales related to the repped title business.

Film amortization is determined based on the revenue recognized in the current period for a title divided by the ultimate revenue expected for the title as determined at the beginning of the fiscal year times the unamortized cost for that title. Because of the valuation placed on the film library as a result of the acquisition, our unamortized film cost is higher than prior to the acquisition, resulting in higher amortization costs. Therefore, the margins we are recognizing on content that existed as of February 10, 2006 are much lower than we would normally recognize for the distribution of our content. As we begin to monetize films that are currently in production over the next 12-24 months, we expect that our margins will increase. Our film amortization represents 88% of our total cost of sales for both the quarter and six months ended September 30, 2006.

OPERATING INCOME

We are breaking even or generating only a small operating profit due to the amortization of our film library as discussed above, the accrual of the contingent earnout payments related to the acquisition, and the amortization of intangibles identified as part of the acquisition. Under the provisions of the Earnout Agreement, the two principals of the Film Production Group are able to earn up to $2 million over three calendar years if certain EBITDA (earnings before interest, taxes, depreciation, and amortization) are met. These EBITDA targets are partially cumulative over the three-year period.

Additionally, as part of the valuation of the acquisition, $3.4 million was allocated to the non-compete agreements, and contractual/non-contractual relationships. The value associated with these identified intangibles is being amortized over five years on a straight-line basis. Other expenses, which are equal to 21% and 22% of revenue for the quarter and six months ended September 30, 2006, respectively, relate primarily to attending film festivals, travel and entertainment, and employee payroll and benefits.

CORPORATE ADMINISTRATION

The following table sets forth certain financial information for Corporate Administration expenses for the quarter and six months ended September 30, 2006 and 2005:

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In Millions) Year-to-Date September 30,		Year-to-Date Percent Change
	2006	2005	’06 vs’05	2006	2005	’06 vs’05
Operating Expenses	$2.1	$1.7	24%	$3.8	$3.0	27%

Expenses related to Corporate Administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Pay TV, Internet, and Film Production operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relations costs, and printing costs associated with the Company’s public filings.

The 24% and 27% increase in Corporate Administration expenses for the quarter and six months ended September 30, 2006, respectively, is related to an increase in expense related to the adoption of SFAS No. 123(R) during the 2007 fiscal year, which requires us to expense the fair value of stock options over the vesting period, an increase in costs related to the addition of a VP of Marketing and Corporate Strategy to the executive team, an increase in legal costs due to a greater reliance on outside counsel during an interim transition of our in-house legal department, and an increase in insurance costs due to new key man life insurance added for the principals of the Film Production segment and higher D&O limits.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES AND INVESTING ACTIVITIES:

Our statements of cash flows are summarized as follows (in millions):

	Six Months Ended September 30,
	2006	2005
Net cash provided by operating activities:	$10.8	$8.6

Cash flows used in investing activities:
Purchases of equipment and furniture	(0.6)	(0.2)
Purchase of investments	(12.6)	(24.5)
Redemption of investments	2.8	13.8
Related Party Note Payable	(0.5)	—

Net cash used in investing activities	$(10.9)	$(10.9)

The increase in cash provided by operating activities year-over-year for the six month period is primarily related to an increase in profits for the six months ended September 30, 2006 as compared to September 30, 2005. The following items also impacted our cash flows from operations for the six months ended September 30, 2006:

      • Content licensing costs of $2.5 million for our Pay TV Group, which is higher than average due to the purchase of two content libraries in the amount of $1.3 million,

      • Content creation costs incurred by our Film Production Group of $1.5 million, and

      • Depreciation and amortization of $6.6 million related to content licensing, owned content, intangibles and fixed assets.

Cash used in investing was $10.9 million for both quarters ended September 30, 2006 and 2005. Net cash used in the purchase/redemption of investments declined slightly from the prior year due to having less excess cash available for investment during the current year. Capital expenditures for the current year of $0.6 million related primarily to the purchase of editing equipment, computers, servers, storage, and software. The decrease in related notes payable in the amount of $0.5 million are payments made to the principals of the Film Production Group in accordance with the Purchase Agreement.

CASH FLOWS FROM FINANCING ACTIVITIES:

Our cash flows provided by financing activities are as follows (in millions):

	Six Months Ended September 30,
	2006	2005
Cash flows (used in) provided by financing activities:
Payments on capital lease obligations	$—	$(0.1)
Repurchase of common stock	(2.1)	—
Issuance of common stock	0.6	0.7
Decrease in other financing obligations	—	(0.1)
Excess tax benefit from stock option exercise	0.3	—

Net cash (used in) provided by financing activities	$(1.2)	$0.5

Net cash used in financing activities for the six months ended September 30, 2006 relates primarily to the execution of the Company’s stock repurchase plan. The Company repurchased 250,000 shares of its common stock during the quarter ended September 30, 2006 at an average price of $8.64 per share. The Company’s Board of Directors approved a 2.0 million share repurchase plan in December 2005 to be executed over 30 months. At our current stock price this would require a use of cash of approximately $15.6 million to execute the repurchase of the remaining shares in the plan over the next 21 months.

Cash used in financing activities for the six months ended September 30, 2006 was offset by proceeds received upon the exercise of stock options and a tax benefit of $0.3 million related to tax deductions that the Company receives upon exercise of an option by an employee or non-employee in excess of those anticipated at the time the option is granted.

If we were to lose our four major customers that account for 25%, 12%, 12%, and 11% of our revenue for the six months ended September 30, 2006, respectively, our ability to finance our future operating requirements would be severely impaired. The new agreement entered into with the second largest DBS platform in the U.S. will result in an adjustment to our historical revenue splits. This change will result in a decline in cash flow generated from this customer.

As part of the MRG acquisition we entered into an Earnout Agreement with the two principals, which would require a $2.0 million payment over three calendar years if certain EBITDA targets are met.

We believe that our current cash balances and cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures that may be incurred can be financed through our cash flows from operations. We anticipate total capital expenditures to be less than $2.0 million, our content licensing expenditures to be less than $4.5 million and our film production expenditures to be approximately $3.0 million for the current fiscal year.

OFF BALANCE SHEET ARRANGEMENTS

We entered into a two-year agreement with the largest DBS platform in the U.S. for the distribution of two of our services beginning April 2006. This agreement requires us to meet certain performance targets. If we are unsuccessful in meeting these performance targets we would have to make up the shortfall in an amount not to exceed our total license fee earned. As of September 30, 2006, we believe that we will meet and exceed the agreed upon performance targets.

RECENT ACCOUNTING PRONOUNCEMENTS

In July, 2006 the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN No. 48.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB No. 108 will have a material impact on its results from operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company’s exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of September 30, 2006, the Company had cash in checking and money market accounts, certificates of deposits, and fixed income debt securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

Foreign Currency Exchange Risk. The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls. The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

(b) Internal Controls. As a result of its acquisition of MRG Entertainment, Inc. in the fourth quarter of its 2006 fiscal year, the Company has expanded its internal controls over financial reporting to include the consolidation of the MRG Entertainment, Inc. results of operations and financial condition as well as acquisition related accounting and disclosures. There were no other changes in New Frontier Media, Inc.’s internal controls over financial reporting that have occurred during the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, New Frontier Media Inc.’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year end March 31, 2006 have not materially changed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 1-30, 2006	250,000	$8.64	250,000	1,750,000

On December 13, 2005, the Board of Directors of the Company approved the repurchase of 2 million shares to be implemented over 30 months.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held an annual meeting of its shareholders on August 15, 2006 (the “Annual Meeting”).

(b) The Annual Meeting involved the election of directors. The directors elected at the meeting were Michael Weiner, Alan L. Isaacman, Hiram J. Woo, David Nicholas, Melissa Hubbard and Marc Greenberg.

(c) Two matters were voted on at the Annual Meeting, as follows:

(i) The election of six directors to the Board of Directors for the following year and until their successors are elected.

The votes were cast for this matter as follows:

	For	Against	Abstain	Withheld	Broker Non-Vote
Michael Weiner	15,210,131	0	0	5,638,308	0
Alan L. Issacman	15,063,447	0	0	5,784,992	0
Hiram J. Woo	15,209,033	0	0	5,639,406	0
David Nicholas	15,154,660	0	0	5,693,779	0
Melissa Hubbard	15,068,049	0	0	5,780,390	0
Marc Greenberg	19,983,069	0	0	865,370	0

(ii) The ratification of the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending March 31, 2007.

The votes were cast for this matter as follows:

For	Against	Abstain	Withheld	Broker Non-Vote
20,777,618	64,160	6,661	0	0

ITEM 5. OTHER INFORMATION

(a) Employment Agreements

On November 6, 2006, the Company entered into employment agreements with Michael Weiner, the Company’s Chief Executive Officer; Karyn L. Miller, the Company’s Chief Financial Officer; and Ken Boenish, the Company’s President (collectively, the “Executives”). The agreements amend certain terms of the Executives’ original employment agreements and extend the term of employment for each of the Executives through March 31, 2009. The agreements include provisions addressing compensaton, early termination, change in control events, and other terms and conditions customary for such employment arrangements. The agreement with Mr. Weiner provides for a base salary of $600,000 for the year ended March 31, 2008 and base salary of no less than $600,000 for the year ended March 31, 2009. The agreement did not adjust Mr. Weiner’s base salary of $500,000 for the year ended March 31, 2007. The agreement with Mr. Boenish provides for a base salary of $350,000, $500,000 and $500,000, for the years ended March 31, 2007, March 31, 2008 and March 31, 2009, respectively, and a signing bonus of $150,000, to be paid in equal installments through March 31, 2007. The agreement with Ms. Miller provides for a base salary of $180,000, $275,000 and $275,000, for the years ended March 31, 2007, March 31, 2008 and March 31, 2009, respectively, and a signing bonus of $95,000, to be paid in equal installments through March 31, 2007.

The above summary is by its nature incomplete and reference therefore is made to the copies of these agreements attached hereto as exhibits.

ITEM 6. EXHIBITS

a) Exhibits

10.01	Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation.
10.02	Employment Agreement Between New Frontier Media, Inc. and Michael Weiner, dated November 6, 2006
10.03	Employment Agreement Between New Frontier Media, Inc. and Karyn Miller, dated November 6, 2006
10.04	Employment Agreement Between New Frontier Media, Inc. and Ken Boenish, dated November 6, 2006
31.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.

Karyn L. Miller
Chief Financial Officer
(Principal Accounting Officer)

Dated: November 9, 2006