Form 10-Q
period 2006-12-31
NEW FRONTIER MEDIA INC
filed 2007-02-07
CIK 847383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

For the quarterly period ended December 31, 2006

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

As of January 31, 2007, 24,265,672 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q
NEW FRONTIER MEDIA, INC.
Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

ASSETS

	(Unaudited) December 31, 2006	March 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$21,445	$12,611
Restricted cash	1,699	2,646
Marketable securities	14,410	8,730
Accounts receivable, net of allowance for doubtful accounts of $32 and $32, respectively	14,324	12,395
Deferred tax asset	466	444
Other	1,447	871

TOTAL CURRENT ASSETS	53,791	37,697

EQUIPMENT AND FURNITURE, net	4,017	4,082

OTHER ASSETS:
Prepaid distribution rights, net	9,067	8,877
Marketable securities	1,013	1,936
Recoupable costs and producer advances	1,279	1,203
Film costs, net	7,274	10,412
Goodwill	18,503	16,744
Other identifiable intangible assets, net	2,962	4,687
Other	929	1,127

TOTAL OTHER ASSETS	41,027	44,986

TOTAL ASSETS	$98,835	$86,765

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)
(in thousands)

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited) December 31, 2006	March 31, 2006
CURRENT LIABILITIES:
Accounts payable	$2,347	$2,151
Cash dividend payable	14,559	—
Taxes payable	1,006	677
Producers payable	1,152	546
Deferred revenue	1,012	754
Due to related party	—	250
Accrued compensation	2,463	1,857
Accrued transport fees	645	645
Accrued liabilities and other	3,761	1,605

TOTAL CURRENT LIABILITIES	26,945	8,485

LONG-TERM LIABILITIES:
Deferred tax liability	509	1,268
Due to related party	723	1,000
Taxes payable	1,509	1,359
Other	771	3,408

TOTAL LONG-TERM LIABILITIES	3,512	7,035

TOTAL LIABILITIES	30,457	15,520

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock, $.10 par value, 5,000,000 shares authorized:
Class A, no shares issued and outstanding	—	—
Class B, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000,000 shares authorized, 23,939,126 and 23,649,986 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	2	2
Additional paid-in capital	62,552	61,488
Retained earnings	5,857	9,829
Accumulated other comprehensive loss	(33)	(74)

TOTAL SHAREHOLDERS’ EQUITY	68,378	71,245

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$98,835	$86,765

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2006	2005	2006	2005
NET SALES	$16,569	$11,524	$49,063	$33,912
COST OF SALES	4,744	3,324	15,268	10,440

GROSS MARGIN	11,825	8,200	33,795	23,472

OPERATING EXPENSES:
Sales and marketing	1,826	1,237	4,809	3,654
General and administrative	4,479	2,715	12,336	8,003
Impairment expense	436	—	436	—

TOTAL OPERATING EXPENSES	6,741	3,952	17,581	11,657

OPERATING INCOME	5,084	4,248	16,214	11,815

OTHER INCOME (EXPENSE):
Interest income	388	369	948	893
Interest expense	(28)	(9)	(85)	(38)
Other income	16	13	13	14

TOTAL OTHER INCOME	376	373	876	869

INCOME BEFORE PROVISION FOR INCOME TAXES	5,460	4,621	17,090	12,684

Provision for income taxes	(2,076)	(1,743)	(6,503)	(4,702)

NET INCOME	$3,384	$2,878	$10,587	$7,982

Basic income per share	$0.14	$0.13	$0.44	$0.35

Diluted income per share	$0.14	$0.12	$0.44	$0.34

Dividends declared per common share	$0.60	$—	$0.60	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Nine Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,587	$7,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,450	4,078
Excess tax benefit from option/warrant exercise	76	494
Stock-based compensation	706	—
Impairment expense	436	—
(Increase) decrease in operating assets
Accounts receivable	(1,929)	(1,161)
Other receivables and prepaid expenses	(535)	267
Prepaid distribution rights	(3,333)	(2,446)
Capitalized film costs	(2,134)	—
Deferred tax asset	(38)	(97)
Other assets	42	(110)
Increase (decrease) in operating liabilities
Accounts payable	196	(331)
Deferred revenue	258	25
Producers payable	606	—
Taxes payable	479	1,597
Deferred tax liability	(1,277)	8
Other accrued liabilities	1,073	(7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,663	10,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for business acquisitions	(18)	—
Purchase of investments available-for-sale	(22,091)	(35,513)
Redemption of investments available-for-sale	17,398	30,003
Purchase of equipment and furniture	(874)	(598)
Payment of related party note arising from business acquisition	(526)	—

NET CASH USED IN INVESTING ACTIVITIES	(6,111)	(6,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	—	(135)
Purchase of common stock	(2,160)	—
Proceeds from exercise of stock options/warrants	1,712	726
Decrease in other financing obligations	—	(275)
Excess tax benefit from stock option exercise	730	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	282	316

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,834	4,507
CASH AND CASH EQUIVALENTS, beginning of period	12,611	18,403

CASH AND CASH EQUIVALENTS, end of period	$21,445	$22,910

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Increase in value of goodwill for final valuation of purchased intangibles and other adjustments	$1,231	$—

Increase in value of goodwill for deferred tax liability related to purchased intangibles	$510	$—

Escrow funds, included in restricted cash, used to settle liabilities related to business acquisition	$925	$—

Dividends declared but not paid	$14,559	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2006	2005	2006	2005
Net income	$3,384	$2,878	$10,587	$7,982
Other comprehensive income (loss) Unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	(13)	41	(32)

Total comprehensive income	$3,384	$2,865	$10,628	$7,950

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in thousands)

	(Unaudited) Nine Months December 31,
	2006	2005
COMMON STOCK
Balance at beginning of period	$2	$2

Balance at end of period	2	2

ADDITIONAL PAID-IN CAPITAL
Balance at beginning of period	61,488	55,173
Exercise of stock options/warrants	1,712	726
Excess tax benefit for stock option/warrant exercise	806	494
Purchase of common stock	(2,160)	—
Stock-based compensation	706	—

Balance at end of period	62,552	56,393

RETAINED EARNINGS
Balance at beginning of period	9,829	(1,454)
Net income	10,587	7,982
Declared dividend	(14,559)	—

Balance at end of period	5,857	6,528

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance at beginning of period	(74)	(55)
Unrealized gain (loss) on available-for-sale securities	41	(32)

Balance at end of period	(33)	(87)

TOTAL SHAREHOLDERS’ EQUITY	$68,378	$62,836

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

On February 10, 2006, New Frontier Media, Inc. completed an acquisition of MRG Entertainment, Inc., its subsidiaries and a related company, Lifestyles Entertainment, Inc. (collectively “MRG”). MRG derives revenue from two principal businesses: the production and distribution of original motion pictures (owned product) and the licensing of domestic third party films in international markets where it acts as a sales agent for the product (repped product).

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

The results of operations for the three month and nine month periods ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of New Frontier Media. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the financial statements and accompanying notes. Estimates have been made by management in several areas, including, but not limited to, the realizability of accounts receivable, recoupable producer costs and producer advances, the valuation of chargebacks and reserves, the forecast of anticipated revenues (ultimate revenues) which is used to amortize film costs, the expected useful life and valuation of prepaid distribution rights, valuation of goodwill and intangibles, estimated useful lives of intangible assets, and assumptions related to Statement of Financial Accounting Standards (“SFAS”) No. 123(R). Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s fiscal year 2007 annual financial statements. The Company does not believe SAB No. 108 will have a material impact on its results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning April 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS No. 157.

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands, except per share amounts):

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2006	2005	2006	2005
Net income	$3,384	$2,878	$10,587	$7,982

Average outstanding shares of common stock	23,769	22,863	23,811	22,738
Dilutive effect of Warrants/Employee Stock Options	510	395	474	458

Common stock and common stock equivalents	24,279	23,258	24,285	23,196

Basic income per share	$0.14	$0.13	$0.44	$0.35

Diluted income per share	$0.14	$0.12	$0.44	$0.34

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants was greater than the average market price of the common shares, or because of the impact on the calculation of certain options and warrants associated with unrecognized compensation and related tax benefits, were approximately 270,000 and 1,191,000 for the quarters ended December 31, 2006 and 2005, respectively, and 735,000 and 488,000 for the nine month periods ended December 31, 2006 and 2005, respectively. Inclusion of these options and warrants would be antidilutive.

NOTE 3 — STOCK-BASED COMPENSATION

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R). SFAS No. 123(R) requires employee and non-employee director stock options to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its stock incentive plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The exercise price of options granted was equal to or greater than the market price of New Frontier Media, Inc. common stock on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements prior to April 1, 2006.

Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized by the Company beginning in April 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award.

The Company has various stock plans for key employees and non-employee directors which were stockholder approved and provide for the grant of nonqualified and incentive stock options. Options currently granted by the Company generally vest over a one to four-year period and expire ten years from the grant date. During the quarter ended December 31, 2006, the Company issued 10,000 options to an employee from the 1998 Incentive Stock Option Plan.

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net cash proceeds from the exercise of stock options was $1.1 million for the quarter ended December 31, 2006 and immaterial for the quarter ended December 31, 2005. For the nine months ended December 31, 2006 and 2005, the net cash proceeds from the exercise of stock options was $1.7 million and $0.7 million, respectively. The Company issued new shares of common stock upon exercise of these stock options.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the nine months ended December 31, 2006, $0.7 million of such excess tax benefits was classified as financing cash flows.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company’s equity incentive plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

	Quarter Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Stock-based compensation expense before income taxes	$277	$—	$706	$—
Income tax benefit	(105)	—	(269)	—

Total stock-based compensation expense after income taxes	$172	$—	$437	$—

Stock-based compensation effects on basic earnings per common share	$0.01	$—	$0.02	$—

Stock-based compensation effects on diluted earnings per common share	$0.01	$—	$0.02	$—

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma information required under SFAS No. 123 for periods prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s incentive equity plans was as follows (in thousands, except per share amounts):

	Quarter Ended December 31, 2005	Nine Months Ended December 31, 2005
Net Income, as reported	$2,878	$7,982
Less: Fair value of stock-based compensation excluded from net income, net of tax	(212)	(522)

Pro forma	$2,666	$7,460

Basic income per share
As reported	$0.13	$0.35
Pro forma	$0.12	$0.33
Diluted income per share
As reported	$0.12	$0.34
Pro forma	$0.11	$0.32

Stock-based compensation recognized in the 2007 fiscal year as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values for the quarter and nine months ended December 31, 2006 and 2005 were based on estimates at the grant date as follows:

	Quarter Ended December 31,				Nine Months Ended December 31,
	2006	2005			2006	2005
Weighted average estimated values	$4.50	$	*		$4.27	$3.25
Expected term (in years)	5		*		5	4
Risk free interest rate	4.69%		*	%	4.80%	3.97%
Volatility	62.55%		*	%	65.20%	66.00%
Dividend Yield	0.00%		*	%	0.00%	0.00%

* No options were granted during the quarter ended December 31, 2005.

Volatility assumptions were derived using historical volatility data. The expected term data was stratified between officers and non-officers. The expected term was determined using the weighted average exercise behavior for these two groups of employees.

Stock-based compensation expense recognized in the Consolidated Statements of Operations for the current quarter and nine month periods ended December 31, 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and are different for officers and non-officers. The forfeiture rate for officers is 0% and for non-officers is

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17%. In our pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

Stock option transactions during the nine months ended December 31, 2006 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at March 31, 2006	2,339,715	$5.42
Granted	120,000	$7.93
Exercised	(539,140)	$3.17		$2,868
Forfeited/Cancelled	(104,602)	$7.17

Outstanding at December 31, 2006	1,815,973	$6.15	6.92	$6,287

Options Exercisable at December 31, 2006	1,144,417	$5.71	5.84	$4,468

Options Vested and Expected to Vest—Non-Officers	685,574	$6.30	7.43	$2,273

Options Vested and Expected to Vest—Officers	1,084,946	$6.02	6.52	$3,893

The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the quarter if unexercised.

As of December 31, 2006 there was $0.6 million of total unrecognized compensation costs for non-officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.53 years.

As of December 31, 2006 there was $1.1 million of total unrecognized compensation costs for officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.34 years.

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

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels (in thousands):

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2006	2005	2006	2005
NET SALES
Pay TV	$11,227	$10,877	$36,035	$32,002
Internet	581	647	1,789	1,910
Film Production	4,761	—	11,239	—

Total	$16,569	$11,524	$49,063	$33,912

SEGMENT PROFIT
Pay TV	$5,962	$5,665	$20,891	$16,033
Internet	(455)	88	(565)	280
Film Production	1,810	—	1,903	—
Corporate Administration	(1,857)	(1,132)	(5,139)	(3,629)

Total	$5,460	$4,621	$17,090	$12,684

INTEREST INCOME
Pay TV	$1	$11	$2	$11
Film Production	23	—	23	—
Corporate Administration	364	358	923	882

Total	$388	$369	$948	$893

INTEREST EXPENSE
Pay TV	$—	$4	$—	$23
Internet	—	1	1	3
Corporate Administration	28	4	84	12

Total	$28	$9	$85	38

DEPRECIATION AND AMORTIZATION
Pay TV	$1,077	$1,225	$3,371	$3,864
Internet	64	76	229	207
Film Production	1,729	—	5,841	—
Corporate Administration	3	3	9	7

Total	$2,873	$1,304	$9,450	$4,078

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	(Unaudited) December 31, 2006	March 31, 2006
IDENTIFIABLE ASSETS
Pay TV	$98,000	$77,407
Internet	16,568	15,854
Film Production	31,252	32,531
Corporate Administration	65,474	54,111
Eliminations	(112,459)	(93,138)

Total	$98,835	$86,765

NOTE 5 — MAJOR CUSTOMERS

The Company’s major customers (revenues in excess of 10% of total sales) are EchoStar Communications Corporation (EchoStar), DirecTV, Inc. (DirecTV), Comcast Corporation (Comcast) and Time Warner, Inc. (Time Warner). Time Warner and Comcast are included in the Pay TV Group.

EchoStar and DirecTV are included in the Pay TV and Film Production Groups. Revenue from Echostar’s DISH Network, DirecTV, Time Warner and Comcast as a percentage of total revenue for each of the quarters and nine months ended December 31 are as follows:

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2006	2005	2006	2005
EchoStar	19%	38%	23%	37%
DirecTV	13%	—	13%	—
Comcast	12%	12%	11%	12%
Time Warner	10%	14%	11%	14%

The Company’s outstanding accounts receivable balance due from its major customers as of December 31, 2006 and March 31, 2006 are as follows (in thousands):

	(Unaudited) December 31, 2006	March 31, 2006
EchoStar	$4,423	$5,999
Comcast	1,380	1,245
DirecTV	1,053	—
Time Warner	917	881

Total	$7,773	$8,125

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6 — INVESTMENTS

Investments in debt securities are required to be categorized as either trading, available-for-sale or held-to-maturity. As of December 31, 2006, the Company had no trading or held-to-maturity securities. Debt securities categorized as available-for-sale are reported at fair value as follows (in thousands):

		Gross Unrealized
	Gross Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$2,577	$—	$(2)	$2,575
Floating rate securities	6,000	—	—	6,000
Mortgage-backed securities	2,999	—	(3)	2,996
Corporate debt securities	971	—	(26)	945
Municipal securities	2,910	—	(3)	2,907

Total available-for-sale securities	$15,457	$—	$(34)	$15,423

The contractual maturities of these investments as of December 31, 2006, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2007	$10,688	$10,687
2008	4,769	4,736

Total available-for-sale securities	$15,457	$15,423

NOTE 7 — ACQUISITIONS

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

The aggregate purchase price for the acquisition was $21.0 million, consisting of $15 million in cash, 748,570 shares of New Frontier Media, Inc. common stock valued at $5 million, and $1.0 million in fees and expenses incurred by the Company. The purchase price and costs associated with the acquisition exceeded the preliminary estimated fair value of net assets acquired by $13.0 million. During the quarter ended June 30, 2006, the Company completed the valuation of the intangible assets acquired in the MRG transaction. Pursuant to the valuation, the value of the non-compete agreements declined from $4.6 million to $2.1 million, and $1.4 million was allocated to contractual/non-contractual relationships with a 5-year life. The net decrease in the value of the intangible assets

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $1.1 million was reclassified to goodwill. In addition, goodwill increased by $0.5 million due to the deferred tax liability established in connection with the value allocated to the contractual/non-contractual relationships. The purchase price allocation for MRG is subject to change primarily related to certain tax liabilities that existed at the acquisition date.

NOTE 8 — IMPAIRMENT EXPENSE

During the quarter ended December 31, 2006, the Company recorded an impairment expense of $436,000 associated with the Internet Group’s licensed content. The content had approximately one year remaining in the license term when the impairment expense was recorded. The impairment was identified through the Company’s ongoing assessment of licensed content. In connection with an assessment of the Internet Group’s licensed content and the Company’s efforts to increase the quality of the products provided by this segment, it was determined that the identified content did not meet the quality standards necessary for future distribution through the Company’s products. Because the Company will no longer distribute the identified content and there will be no future cash flows generated by this content, the Company recorded an impairment expense to write-off the remaining unamortized asset balance.

NOTE 9 — COMMITMENTS

Employment Contracts

During the quarter ended December 31, 2006, the Company entered into non-cancelable employment contracts with certain key employees. One employment contract expires in March 2008 and all other employment contracts expire in March 2009.

Future minimum payments under these contracts as of December 31, 2006 are as follows (in thousands):

Year Ended March 31,	Employment Contracts
2007	$595
2008	2,197
2009	1,968

Total payments	$4,760

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

Pursuant to FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtendness of Others”, as of the quarter ended December 31, 2006, the Company does not have any liability booked with respect to this revenue guarantee obligation as it believes, based on actual performance data, that the likelihood of not meeting the revenue guarantee is remote.

NOTE 12 — DIVIDENDS

On December 7, 2006, the Company’s Board of Directors declared a special dividend of $0.60 per share. The Company will pay this dividend on February 14, 2007 to shareholders of record on January 15, 2007. The total liability recorded at December 31, 2006 for this dividend was $14.6 million.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to: 1) our ability to retain our four major customers that account for approximately 23%, 13%, 11%, and 11%, respectively, of our total revenue for the nine months ended December 31, 2006; 2) our ability to maintain the license fee structure currently in place with our customers; 3) our ability to compete effectively with our Pay TV Group’s competitors that may distribute adult content to cable multiple system operators (“MSOs”), direct broadcast satellite (“DBS”) providers, to the hospitality industry, or to wireless platforms; 4) our ability to retain our key executives; 5) our ability to produce film content that is well received by our Film Production segment’s major customers; and 6) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

EXECUTIVE SUMMARY

Our goal is to be the leading provider in the electronic distribution of high-quality, adult-themed entertainment via cable, satellite, broadband, hotel and wireless platforms. We operate our Company in three different segments — Pay TV, Internet, and Film Production. We acquired the Film Production segment in February 2006. This segment engages in the production and distribution of mainstream films and soft, erotic features and events. Its library is distributed on U.S. premium pay TV channels such as Showtime Networks, Inc. (“Showtime”) and Cinemax, as well as on pay-per-view (“PPV”) channels across a variety of cable and satellite distribution platforms. The Film Production segment also distributes a full range of independently produced motion pictures to markets around the world. We acquired the Film Production segment to expand our portfolio to the rapidly growing and higher margin market for less explicit, erotic content, as well as to the growing market for event-type content. This content typically resides in more mainstream areas within the multi-channel operators’ programming guide. The acquisition of our Film Production segment also provides established relationships in international markets and provides access to a library of content that we own and that can be monetized through current distribution networks.

PAY TV SEGMENT

Our Pay TV segment is focused on the distribution of its seven PPV networks and its Video-on-Demand (“VOD”) service to cable MSOs and DBS providers. The Pay TV Group earns a percentage of revenue on each PPV, subscription, or VOD transaction related to its services. Revenue growth occurs as the Pay TV Group launches its services to new cable MSOs or DBS providers, experiences growth in the number of subscribers for systems where its services are currently distributed and when it launches additional services with existing partners. Revenue growth also occurs as the Pay TV Group is able to increase the buy rates for its products and as operators increase retail prices.

Our Pay TV Group’s revenue for the quarter and nine months ended December 31, 2006 experienced growth when compared to the respective year ago periods. This growth occurred largely as a result of:

      • The launch of two of our PPV services on the largest DBS platform in the U.S. as of April 2006.

      • Growth in VOD revenue from the two largest cable MSOs in the U.S. This growth was driven largely by improved buy rate performance for our products.

Growth in our Pay TV Group’s revenue for the quarter and nine months ended December 31, 2006 was mitigated by:

      • Finalization, in the quarter ended December 31, 2006, of a new contract with the second largest DBS platform in the U.S. for the continued distribution of three of our PPV networks. This contract adjusted historical revenue splits downward from rates initially set in 2000 and added two additional competitive channels to this category.

      • The sale of Adelphia Communication Corporation (“Adelphia”) systems to larger multi-channel operators resulting in a lower license fee on our VOD content from those systems.

      • The continued decline of the C-Band “big dish” analog market as the few remaining consumers convert to smaller, DBS satellite systems.

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

Approximately 80% of the revenue from the Internet Group continues to be generated from monthly memberships to TEN.com. The decline in membership revenue that we have previously disclosed has slowed over the past several quarters as we have implemented new marketing campaigns to drive traffic to our site. The Internet Group is currently redesigning TEN.com in an effort to increase the rate of conversion of traffic to the site into paying members. It will also be implementing a new affiliate program designed to create incentives for the direction of traffic to TEN.com.

The Internet Group also focuses on the creation and distribution of content to wireless platforms both internationally and domestically. We have dedicated a full time sales executive to this effort. In addition, we have added several employees to the wireless department to assist in the creation, editing and distribution of our content.

The focus for the wireless department during this fiscal year will be to create direct distribution relationships with the wireless carriers, whereby we can bypass third party content aggregators and utilize our own wireless platform for distribution of our content. During the first nine months of our current fiscal year we were successful in completing three such direct distribution deals in the U.S. and Canadian markets.

We will also be focused on creating unique and compelling content specifically for the wireless platform, including “mobisodes” and other short form content during our current fiscal year. In addition, we are working on several SMS marketing campaigns that utilize our wireless platform for the delivery of content which we anticipate launching during our fourth fiscal quarter.

We expect our Internet Group will generate operating losses during the current fiscal year as we continue to build the wireless business.

FILM PRODUCTION SEGMENT

We acquired the Film Production segment during the fourth quarter of the prior fiscal year. The Film Production segment derives its revenue from two principal businesses: the production and distribution of original motion pictures known as “erotic thrillers” and erotic, event-styled content (“owned product”) and the licensing of domestic third party films in international markets where we act as a sales agent for the product (“repped product”). The Film Production Group also acted as a contract producer for one smaller motion picture during this current quarter, but this project was smaller in scale than similar projects that were completed in past years.

The Pay TV Group has been working closely with the Film Production Group to assist it in leveraging the Pay TV Group’s strong relationships with cable operators and providers of in-room entertainment to the hotel industry to secure incremental distribution for its content. The Film Production Group product secures higher license fees than the Pay TV Group due to its more mainstream nature.

In September 2006, the Film Production Group began distributing its content to the hospitality industry. In October 2006 the Film Production Group launched its event style content on the VOD platform of the largest cable MSO. To date, we have not received remittance data from this cable MSO due to the lag time between the end of the month of service and the remittance of payment to us. However, market research data indicates strong performance for the Film Production Group titles. We expect to recognize revenue from this MSO during the fourth quarter of our fiscal year. We also anticipate launching the event styled and erotic thriller content produced by the Film Production Group to additional cable VOD and hotel platforms in future quarters.

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

The Company previously accounted for awards granted under its stock incentive plans under the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. The exercise price of options was equal to or greater than the market price of the Company’s common stock on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements prior to April 1, 2006.

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

As of December 31, 2006 there was $0.6 million of total unrecognized compensation costs for non-officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.53 years. As of December 31, 2006 there was $1.1 million of total unrecognized compensation costs for officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.34 years.

PAY TV GROUP

The following table outlines the current distribution environment and network households for each network:

		Estimated Network Households(2) (in thousands)
Network	Distribution Method	As of December 31, 2006	As of December 31, 2005	% Change
Pleasure	Cable/DBS	5,000	7,700	(35%)
TEN	Cable/DBS	41,700	18,900	121%
TEN*Clips	Cable/DBS	36,900	17,900	106%
Video-On-Demand	Cable	25,100	21,700	16%
TEN*Blue	Cable	4,200	3,600	17%
TEN*Blox	Cable	8,400	7,300	15%
TEN*Xtsy	C-band/Cable/DBS	13,500	11,700	15	%(1)
TEN*Max	C-band/Cable	156	211	(26	%)(1)

Total Network Households		134,956	89,011

(1) % Change gives effect to a 37% decline in the C-band market’s total addressable households. Total addressable C-Band households declined from 145,000 as of December 31, 2005 to 91,000 as of December 31, 2006.

(2) The above table reflects network household distribution. A household will be counted more than once if the home has access to more than one of the Pay TV Group’s channels, since each network represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as 26.8 million and 26.3 million digital cable homes as of December 31, 2006 and 2005, respectively, and 28.6 million and 11.2 million DBS homes as of December 31, 2006 and 2005, respectively.

The following table sets forth certain financial information for the Pay TV Group for the quarter and nine months ended December 31, 2006 and 2005:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to-Date Percent Change
	2006	2005	’06 vs’05	2006	2005	’06 vs’05
Net Revenue
PPV - Cable/DBS	$6.9	$6.2	11%	$21.9	$18.3	20%
VOD - Cable/Hotel	3.8	4.0	(5%)	12.6	11.5	10%
C-Band	0.5	0.7	(29%)	1.5	2.2	(32%)

Total	$11.2	$10.9	3%	$36.0	$32.0	13%

Cost of Sales	$2.7	$3.1	(13%)	$8.4	$9.7	(13%)

Gross Profit	$8.5	$7.8	9%	$27.6	$22.3	24%

Gross Margin	76%	72%		77%	70%

Operating Expenses	2.6	2.2	18%	6.8	6.3	8%

Operating Income	$5.9	$5.6	5%	$20.8	$16.0	30%

NET REVENUE

PPV — Cable/DBS

Growth in our PPV — Cable/DBS revenue for the quarter and nine months ended December 31, 2006 was primarily driven by the launch of TEN and Ten*Clips on the largest DBS platform in the U.S. in April 2006.

Growth in this segment was mitigated by finalization, in October 2006, of a new contract with the second largest DBS platform in the U.S. for the continued distribution of three of our PPV networks. This contract adjusted historical revenue splits downward from rates initially set in 2000 and was coincident with the addition of two additional competitive channels to this platform.

Revenue was also impacted by cable MSOs transitioning away from Pleasure, our most edited linear service, to our lesser edited services. This results in lower distribution and revenue from Pleasure, but higher overall revenue for the Pay TV Group.

VOD — Cable/Hotel

The 5% decline in our VOD — cable/hotel revenue for the quarter ended December 31, 2006 is primarily attributable to:

      • The sale of Adelphia systems to larger multi-channel operators resulting in a lower license fee on our VOD content from those systems.

This decrease in revenue was offset by the following:

      • A 33% increase in revenue from the largest cable MSO in the U.S.

      • New VOD launches from other top ten cable MSOs in the U.S.

The 10% increase in our VOD — cable/hotel revenue for the nine months ended December 31, 2006 is primarily attributable to the following:

      • A 28% increase in revenue from the largest cable MSO in the U.S.

      • A 17% increase in revenue from the second largest cable MSO in the U.S.

      • New launches from other top ten cable MSOs in the U.S.

This increase in revenue was partially mitigated by the sale of Adelphia systems to larger multi-channel operators resulting in a lower license fee on our VOD content from those systems.

We believe that our improving performance and distribution in both the PPV and VOD markets is related to new programming strategies undertaken in this fiscal year. During this year we executed two large statistical studies of adult entertainment viewing habits in the United States. These studies led to multiple changes in the way the Pay TV Group markets and distributes its products. We also executed agreements to acquire higher quality, marquis content such as that executed with Digital Playground earlier this year. We expect to make continual improvements to our products in an effort to maintain and grow our distribution.

C-BAND REVENUE

The 29% and 32% decline in C-Band revenue for the quarter and nine months ended December 31, 2006, respectively, is a result of the continued decline of the C-Band market as consumers convert from C-Band “big dish” analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has decreased 37% since December 31, 2005, from 145,000 addressable subscribers to 91,000 addressable subscribers as of December 31, 2006.

Providing our two networks to the C-Band market continues to be profitable for us. We generated operating margins of 44% and 45% for the quarter and nine months ended December 31, 2006, respectively, as compared to 56% and 59% for the quarter and nine months ended December 31,

2005, respectively. We will continue to closely monitor this business and discontinue providing our content to this platform if margins erode to an unacceptable level.

COST OF SALES

Our cost of sales consists of expenses associated with our digital broadcast facility, satellite uplinking, satellite transponder leases, programming acquisition and conforming costs, VOD transport costs, amortization of content licenses, and our in-house call center operations related to our C-Band business.

The 13% decline in our cost of sales year-over-year for both the quarter and nine months ended December 31, 2006, respectively, is primarily related to a 16% and 13% decrease in content amortization for the quarter and nine months ended December 31, 2006, respectively; a 25% and 32% decrease in our VOD transport expense for the quarter and nine months ended December 31, 2006, respectively, due to the use of a new vendor for the transport of our VOD content to certain cable MSOs; a 22% and 23% decrease in the cost of our cable transponder for the quarter and nine months ended December 31, 2006, respectively, due to the negotiation of a reduced monthly rate; and a 26% and 29% decline in equipment lease and depreciation expense for the quarter and nine months ended December 31, 2006, respectively. The decline in equipment costs and depreciation expense is due to our equipment reaching the end of its depreciable life and the expiration of our remaining operating leases during the prior fiscal year. We expect that our cable transponder costs will decline by $0.5 million annually due to our canceling one of the transponder leases for our Pleasure network as of December 31, 2006.

OPERATING INCOME

Operating income increased 5% and 30% for the quarter and nine months ended December 31, 2006, respectively, primarily as a result of a 3% and 13% increase in revenue for the quarter and nine months ended December 31, 2006, respectively. Gross margins increased to 76% and 77% for the quarter and nine months ended December 31, 2006, respectively, from 72% and 70% for the quarter and nine months ended December 31, 2005, respectively.

Operating expenses were 23% and 19% of revenue for the quarter and nine months ended December 31, 2006, respectively, compared to 20% for both the quarter and nine months ended December 31, 2005, respectively. The 18% and 8% increase in operating expenses for the quarter and nine months ended December 31, 2006, respectively, was primarily related to an increase in expenses related to the adoption of SFAS 123(R) which requires us to expense the fair market value of stock options over the vesting period, an increase in expenses related to branding and consumer studies performed during the year, an increase in expenses associated with the development and creation of unique interstitial and video-on-demand content, an increase in trade show expenses as we continue to expand our presence at certain cable and DBS events, and an increase in marketing costs related to our content distribution on both DBS platforms. The increase in these expenses was partially offset by a decline in expenses related to moving one of our salesmen to the wireless segment.

INTERNET GROUP

The following table sets forth certain financial information for the Internet Group for the quarter and nine months ended December 31, 2006 and 2005:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to-Date Percent Change
	2006	2005	’06 vs’05	2006	2005	’06 vs’05
Net Revenue
Net Membership	$0.5	$0.6	(17%)	$1.5	$1.7	(12%)
Other	0.1	0.1	0%	0.3	0.2	50%

Total	$0.6	$0.7	(14%)	$1.8	$1.9	(5%)

Cost of Sales	$0.2	$0.3	(33%)	$0.8	$0.8	0%

Gross Profit	$0.4	$0.4	0%	$1.0	$1.1	(9%)

Gross Margin	67%	57%		56%	58%

Operating Expenses	0.4	0.3	33%	$1.1	$0.9	22%

Operating Income (Loss)	$0.0	$0.1	(100%)	$(0.1)	$0.2	(150%)

NET REVENUE

Net membership revenue declined 17% and 12% for the quarter and nine months ended December 31, 2006, respectively, due to the continued decline in our customer retention rate. We are not actively marketing our website and we participate in only a select number of affiliated webmaster traffic programs to attract traffic to our sites. Instead, we depend primarily upon our adult domain names and advertising on the Pay TV Group’s networks to generate type-in traffic for our website. As a result, we are not able to attract enough new customers to our website to offset the churn in our current customer base.

We are currently redesigning TEN.com in an effort to increase the rate of conversion of traffic to the site into paying members. We will also be implementing a new affiliate program designed to create incentives for the direction of traffic to TEN.com.

Other revenue was flat to slightly up for the quarter and nine months ended December 31, 2006. This revenue relates to the sale of content to other webmasters, the distribution of our website to the On Command customer base, and revenue from the distribution of our content through wireless platforms. To date, we have not generated any material revenue related to the distribution of our content to domestic or international wireless platforms.

COST OF SALES

Cost of sales consists of fixed and variable expenses associated with the processing of credit cards, bandwidth, traffic acquisition costs, content costs and depreciation of assets.

Cost of sales declined slightly for the quarter and was flat for the nine months ended December 31, 2006, respectively, due to a decrease in costs associated with the distribution of our content through our broadband website, including credit card processing fees, content amortization costs and traffic acquisition costs. The decline in these costs was offset by increases in costs related to the distribution of our content through wireless platforms, including content creation, amortization of acquired content, SMS fees, and depreciation of wireless related assets.

OPERATING INCOME/(LOSS)

The 100% and 150% decline in operating income during the quarter and nine months ended December 31, 2006, respectively, is a result of a 33% and 22% increase in our operating expenses for the quarter and nine months ended December 31, 2006, respectively. The increase in operating costs for the quarter and nine months ended December 31, 2006, respectively, is related to the distribution of our content through wireless platforms. We are dedicating several employees, including one of our salesmen, to our wireless distribution efforts this year. In addition, we attended several wireless trade shows during the year, including several in Europe. Most of our wireless sales efforts are focused on international markets and require overseas travel by our sales team.

The increase in operating costs related to the distribution of our content on wireless platforms was partially offset by a decline in expenses related to our web production department. We expect expenses for the web production department to increase in future quarters as we engage with an outside consultant to assist us in enhancing our web business.

ASSET IMPAIRMENT

During the quarter ended December 31, 2006, the Company recognized an impairment loss of $0.4 million associated with our Internet Group’s licensed content. This content was under license for approximately one additional year at the time of this impairment. Management has undertaken an ongoing project to assess all of the content under license for use across all of its delivery platforms. As part of this continued effort to increase the quality of its internet and wireless products, management’s programming department determined that this content did not meet its stringent quality requirements to allow for its continued use within these products. Accordingly, management determined that no additional cash flows from this content would be generated in future periods, resulting in the full impairment of the remaining unamortized cost basis of the content at this time.

FILM PRODUCTION GROUP

The following table sets forth certain financial information for the Film Production Group for the quarter and nine months ended December 31, 2006:

	(In Millions) Quarter Ended December 31, 2006	(In Millions) Year-to-Date December 31, 2006
Net Revenue
Owned Title Revenue	$3.9	$9.6
Repped Title Revenue	0.9	1.6

Total	$4.8	$11.2
Cost of Sales	$1.8	$6.0

Gross Profit	$3.0	$5.2

Gross Margin	63%	46%

Operating Expenses	1.2	3.3

Operating Income	$1.8	$1.9

We completed the acquisition of the Film Production Group on February 10, 2006.

NET REVENUE

Owned title revenue is earned by licensing the rights to content in our library or newly produced content consisting of erotic thrillers and adult reality-style event content, as well as from acting as a producer-for-hire on certain film productions for larger, mainstream studios. Revenue during the quarter ended December 31, 2006 was impacted by the licensing and delivery of international rights on twenty-five erotic titles and three series to several customers, the licensing and delivery of twenty-five erotic titles for use on U.S. premium pay television services, the delivery of a film in which we acted as a producer for hire, the licensing and delivery of one title for use on domestic television, as well as the continued distribution of our erotic thrillers and event content through domestic and international cable and DBS pay-per-view platforms.

Revenue during the nine months ended December 31, 2006 was positively impacted by the licensing and delivery of a 13-episode series to one of our customers, the delivery of a film in which we acted as a producer for hire, the licensing and delivery of 31 titles to several U.S. premium pay television services, the licensing and delivery of one title for use on domestic television, the licensing and delivery of international rights on twenty-nine erotic titles and three series to several customers, the licensing and delivery of six titles to an international premium service provider, and the continued delivery of our erotic thrillers and event content through domestic and international cable and DBS pay-per-view platforms.

We have been successful in completing several contracts for the distribution of our content to hotels and with certain cable MSOs for the distribution of our content on their VOD platforms. The rollout of our content began in September 2006 to these new platforms. However, due to revenue recognition criteria, we must receive remittance information before we can recognize revenue from these platforms. During the current year quarter, we received very little remittance information, and accordingly, did not recognize significant revenue related to these new deals. We anticipate launching our event styled and erotic thriller content to additional cable VOD and hotel platforms in future quarters.

Repped title revenue represents revenue from the licensing of film titles which we represent (but do not own) under international sales agency relationships with various independent film producers. We actively represent over 70 titles under both the Mainline Releasing and Lightning Entertainment labels. Over half of our revenue for both the quarter and nine months ended December 31, 2006 was generated by five and ten titles, respectively.

We will typically generate higher overall revenue during the third fiscal quarter each year. Many repped title licensing deals that we have sold at film markets in May and November are delivered during this quarter, and cash is collected on behalf of these deals during this quarter, allowing for certain marketing fees to be recognized as revenue. In addition, with respect to our owned titles, many of our contracts require delivery to occur prior to the end of the calendar year.

COST OF SALES

Our cost of sales is primarily comprised of amortization of our content as well as delivery and distribution costs related to our owned content. There are no significant costs of sales related to the repped title business.

Film amortization is determined based on the revenue recognized in the current period for a title divided by the ultimate revenue expected for the title as determined at the beginning of the fiscal year times the unamortized cost for that title. Because of the valuation placed on the film library as a result of the acquisition, our unamortized film cost is higher than experienced prior to the acquisition, resulting in higher amortization costs. Therefore, the margins we are recognizing on content that existed as of February 10, 2006 are much lower than we would normally recognize for the distribution of our content. As we begin to monetize films that are currently in production over the next 12 months, we expect that our margins will increase. Our film amortization represents 84% and 87% of our total cost of sales for the quarter and nine months ended December 31, 2006, respectively. The current quarter also includes costs associated with a production in which we acted as a producer-for-hire for a major mainstream studio.

OPERATING INCOME

Operating income for the quarter and nine months ended December 31, 2006 was driven by higher third quarter revenues, increasing margins on owned content as we begin to monetize newly produced movies and events, and flat quarterly operating costs. As discussed above, we expect that revenue in our fiscal third quarter will be higher as we increase the number of titles delivered of both owned and repped content at the end of the calendar year. Additionally, gross profit margins on owned content increased from an average of 32% for the first two quarters of the fiscal year to 59% for the quarter ended December 31, 2006, as we delivered an increased number of newly produced titles during this quarter.

Quarterly operating expenses were consistent with prior quarters and are expected to remain at this level in future quarters. Operating expenses include the accrual of the contingent earnout payments related to the acquisition and the amortization of intangibles identified as part of the acquisition. Under the provisions of the Earnout Agreement, the two principals of the Film Production Group are able to earn up to $2 million over three calendar years if certain EBITDA (earnings before interest, taxes, depreciation, and amortization) are met. These EBITDA targets are partially cumulative over the three-year period.

Additionally, as part of the valuation of the acquisition, $3.4 million was allocated to the non-compete agreements and contractual/non-contractual relationships. The value associated with these identified intangibles is being amortized over five years on a straight-line basis. Other expenses, which are equal to 17% and 20% of revenue for the quarter and nine months ended December 31, 2006, respectively, relate primarily to attending film festivals, travel and entertainment, and employee payroll and benefits.

CORPORATE ADMINISTRATION

The following table sets forth certain financial information for Corporate Administration expenses for the quarter and nine months ended December 31, 2006 and 2005:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to-Date Percent Change
	2006	2005	’06 vs’05	2006	2005	’06 vs’05
Operating Expenses	$(2.2)	$(1.5)	47%	$(6.0)	$(4.5)	33%

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

The 47% and 33% increase in Corporate Administration expenses for the quarter and nine months ended December 31, 2006, respectively, is related to an increase in expense due to the adoption of SFAS No. 123(R) during the 2007 fiscal year, which requires us to expense the fair value of stock options over the vesting period, an increase in costs related to the addition of a new executive vice president to the executive team, an increase in legal costs due to a greater reliance on outside counsel during an interim transition of our in-house legal department, an increase in insurance costs due to new key man life insurance added for the principals of the Film Production segment and higher D&O limits, and an increase in outside services expenses related to accounting and personnel recruiting fees.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES AND INVESTING ACTIVITIES:

Our statements of cash flows are summarized as follows (in millions):

	Nine Months Ended December 31,
	2006	2005
Net cash provided by operating activities:	$14.7	$10.3

Cash flows used in investing activities:
Purchases of equipment and furniture	(0.9)	(0.6)
Purchase of investments	(22.1)	(35.5)
Redemption of investments	17.4	30.0
Related party note payable	(0.5)	—

Net cash used in investing activities	$(6.1)	$(6.1)

The increase in cash provided by operating activities year-over-year for the nine month period is primarily related to an increase in profits for the nine months ended December 31, 2006 as compared to December 31, 2005. The following items also impacted our cash flows from operations for the nine months ended December 31, 2006:

      • Content licensing costs of $3.3 million for our Pay TV Group, which is higher than average due to the purchase of two content libraries in the amount of $1.3 million during our second quarter,

      • Content creation costs incurred by our Film Production Group of $2.1 million, and

      • Depreciation and amortization of $9.5 million related to content licensing, owned content, intangibles and fixed assets.

Cash used in investing was $6.1 million for both quarters ended December 31, 2006 and 2005. Net cash used in the purchase/redemption of investments declined slightly from the prior year. Capital expenditures for the current year of $0.9 million related primarily to the purchase of editing equipment, computers, servers, storage, software, and encryption equipment for new cable launches. The decrease in related notes payable in the amount of $0.5 million are related to payments made to the principals of the Film Production Group in accordance with the Purchase Agreement.

CASH FLOWS FROM FINANCING ACTIVITIES:

Our cash flows provided by financing activities are as follows (in millions):

	Nine Months Ended December 31,
	2006	2005
Cash flows provided by financing activities:
Payments on capital lease obligations	$—	$(0.1)
Repurchase of common stock	(2.1)	—
Issuance of common stock	1.7	0.7
Decrease in other financing obligations	—	(0.3)
Excess tax benefit from stock option exercise	0.7	—

Net cash provided by financing activities	$0.3	$0.3

Net cash provided by financing activities for the nine months ended December 31, 2006 relates primarily to the execution of the Company’s stock repurchase plan. The Company repurchased 250,000 shares of its common stock during the quarter ended September 30, 2006 at an average price of $8.64 per share. The Company’s Board of Directors approved a 2.0 million share repurchase plan in December 2005 to be executed over 30 months. At our current stock price this would require a use of cash of approximately $18.0 million to execute the repurchase of the remaining shares in the plan over the next 18 months.

Cash used in financing activities for the nine months ended December 31, 2006 was offset by proceeds received upon the exercise of stock options and a tax benefit of $0.7 million related to tax deductions that the Company receives upon exercise of an option by an employee or non-employee in excess of those anticipated at the time the option is granted.

If we were to lose our four major customers that account for 23%, 13%, 11%, and 11% of our revenue for the nine months ended December 31, 2006, respectively, our ability to finance our future operating requirements would be severely impaired. The new agreement entered into with the second largest DBS platform in the U.S. during our third quarter will result in an adjustment to our historical revenue splits. This change will result in a decline in cash flow generated from this customer.

As part of the MRG acquisition we entered into an Earnout Agreement with the two principals, which would require a $2.0 million payment over three calendar years if certain EBITDA targets are met.

On December 6, 2006, our Board of Directors declared a dividend payable to shareholders of record on January 15, 2007 in the amount of $0.60 per share, payable on February 14, 2007. In addition, the Board declared that it would pay a semi-annual dividend of 60% of the Company’s free cash flow beginning after the quarter ended September 30, 2007. Based on an estimated number of shares outstanding of 24.0 million, the payment of the special dividend in February 2007 will require a use of cash of approximately $14.6 million.

The amount of the semi-annual dividend may fluctuate and will depend upon the free cash flow generated by the Company over the prior six-month period. Based on the free cash flow generated during the six months ended December 31, 2006 and estimated shares outstanding of 24.0 million, the ongoing dividend would require a use of cash of approximately $12 million next fiscal year.

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

OFF BALANCE SHEET ARRANGEMENTS

We entered into a two-year agreement with the largest DBS platform in the U.S. for the distribution of two of our services beginning April 2006. This agreement requires us to meet certain performance targets. If we are unsuccessful in meeting these performance targets we would have to make up the shortfall in an amount not to exceed our total license fee earned. As of December 31, 2006, we believe that we will meet and exceed the agreed upon performance targets.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s fiscal year 2007 annual financial statements. The Company does not believe SAB No. 108 will have a material impact on its results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for our fiscal year beginning April 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. The Company’s exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of December 31, 2006, the Company had cash in checking and money market accounts, certificates of deposits, and fixed income debt securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

Foreign Currency Exchange Risk. The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls. The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.

(b) Internal Controls. As a result of its acquisition of MRG Entertainment, Inc. in the fourth quarter of its 2006 fiscal year, the Company has expanded its internal controls over financial reporting to include the consolidation of the MRG Entertainment, Inc. results of operations and financial condition as well as acquisition related accounting and disclosures. There were no other changes in the Company’s internal controls over financial reporting that have occurred during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Dated: February 7, 2007