Form 10-K
period 2007-03-31
NEW FRONTIER MEDIA INC
filed 2007-06-14
CIK 847383

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Year Ended March 31, 2007

Commission File Number: 0-23697

NEW FRONTIER MEDIA, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1084061
(State of Incorporation)	(I.R.S. Employer I.D. Number)

7007 Winchester Circle, Suite 200, Boulder, CO 80301
(Address of principal executive offices and Zip Code)

(303) 444-0632
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $.0001	The Nasdaq Stock Market, LLC
Rights to Purchase Series A Junior Participating Preferred Stock

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

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
Yes ☐      No ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant as of September 30, 2006 was approximately $192,532,271. Such value is based on the last reported sales price of the Registrant’s common stock as reported on the NASDAQ Global Select Market, which was $8.25.

The Registrant had 24,312,172 shares of its common stock outstanding on June 7, 2007.

Documents Incorporated by Reference

The information required in response to Part III of Form 10-K is hereby incorporated by reference from the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Stockholders to be held August 24, 2007.

Form 10-K
Form 10-K for the Fiscal Year ended March 31, 2007
Table of Contents

PART I.

ITEM 1. BUSINESS.

Cautionary Statement Pursuant To Safe Harbor Provisions Of The Private Securities Litigation Reform Act Of 1995

      THIS ANNUAL REPORT ON FORM 10-K AND THE INFORMATION INCORPORATED BY REFERENCE INCLUDES FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY INTENDS FOR THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY’S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE WORDS “BELIEVE”, “EXPECT”, “ANTICIPATE”, “OPTIMISTIC”, “INTEND”, “WILL”, “COULD” AND SIMILAR EXPRESSIONS ALSO IDENTIFY FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. SOME OF THESE RISKS ARE DETAILED IN PART I, ITEM 1A “RISK FACTORS” AND ELSEWHERE IN THIS FORM 10-K.

      READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE ON WHICH THEY ARE MADE. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS, OR OTHERWISE.

GENERAL

      New Frontier Media, Inc. is a leader in the production and distribution of adult themed and general motion picture entertainment. Our key customers are large cable and satellite television operators in the United States who sell our products to their retail customers via Pay-Per-View (“PPV”) and Video-on-Demand (“VOD”) technology. We earn revenue through contractual percentage splits of the retail price.

      New Frontier Media is organized into three reporting segments:

      Pay TV Group — Our Pay TV Group aggregates and distributes branded adult television programming to cable and satellite television companies via pay-per-view and video-on-demand technology.

      Film Production Group — Our Film Production Group produces original adult themed movies, series and events for distribution to the same cable and satellite companies which are customers of our Pay TV Group. The Film Production Group also delivers original programming to premium television services such as Cinemax, Showtime and Starz!. Additionally, our Film Production Group represents domestic, third-party films in international and domestic markets. Our Film Production Group was created on February 10, 2006, when we completed an acquisition of MRG Entertainment, Inc., its subsidiaries and a related company, Lifestyles Entertainment, Inc. (collectively “MRG”).

      Internet Group — Our Internet Group distributes adult content via the internet and wireless devices. Our Internet Group derives its revenue primarily from direct consumer subscriptions to its broadband web site, www.ten.com.

PAY TV GROUP
Industry Overview

      Under our registered trademark The Erotic Networks ®, our Pay TV Group digitally distributes adult entertainment programming to cable and satellite television companies. The National Cable & Telecommunciations Association (“NCTA”) estimates that there are nearly 95 million cable and satellite television homes in the United States, of which approximately 60 million are digital subscribers. 100% of all satellite homes are digital and, according to the NCTA, the number of digital cable subscribers has increased to 32.6 million as of December 31, 2006 from 28.5 million as of December 31, 2005, representing an increase of 14% and resulting in digital cable penetration of over 50% of total basic cable subscribers.

      Cable and satellite television providers distribute our Pay TV Group’s content on a pay-per-view basis. Pay-per-view offers consumers access to a timed block of programming — for example, a movie or an event — for a set fee payable to the cable or satellite providers. Our pay-per-view programming is offered on linear channels that are available to viewers through the same electronic program guides that display basic cable channels. A pay-per-view transaction allows access to the channel for a given period of time and is executed either by telephone or instantly through the use of the viewers’ remote control. Our Pay TV Group’s products typically retail for a price between $8.99 and $12.99 for a single movie or event. Some of our distributors offer our Pay TV Group’s programming on a monthly subscription basis as well.

      Cable television operators also offer our Pay TV Group’s programming via their video-on-demand platforms. Video-on-demand presents viewers with nested menus, similar to what is traditionally found in hotel room television offerings. These menus allow users to interactively select a movie or event and then view it immediately upon execution of the transaction. Video-on-demand products typically sell for prices similar to those of pay-per-view. Video-on-demand tends to have an accretive impact on our Pay TV Group’s business because instant start times assure that an impulse demand results in a transaction, whereas with pay-per-view, the scheduled start time may not be synchronized to a viewer’s requirements. As of March 31, 2007, our distribution data indicates that video-on-demand is available to an estimated 28 million U.S. homes. Our Pay TV Group presently provides programming to 26 million video-on-demand homes in the U.S. MAGNA Global Research estimates that the number of video-on-demand households will grow to 63.0 million by the year 2010.

      Pay-per-view and video-on-demand programming competes well with other forms of entertainment because it is offered conveniently in the comfort of users’ homes, in high quality, and at a reasonable price point. Kagan Research LLC (“Kagan”) estimates that adult pay-per-view and video-on-demand revenue generated by cable and satellite providers in 2004 was $761 million (most recent data available). As the number of cable operators that offer adult content increases and distributors continue to expand their offerings, Kagan projects revenues from the adult product category will grow to $1.4 billion by the year 2014. During our fiscal years ended March 31, 2005, 2006 and 2007, 94%, 92% and 75%, respectively, of our consolidated revenues was attributed to our Pay TV Group.

      As of March 31, 2007, our Pay TV Group distributed content to nearly every television provider in the United States, including:

• The two largest providers of Direct Broadcast Satellite services (“DBS”), EchoStar Communications Corporation’s DISH Network (“DISH Network”) and The DIRECTV Group (“DirecTV”). According to public filings, these providers serve approximately 28.0 million customers in the U.S. Kagan estimates that the number of DBS subscribers will grow to 35.4 million by the year 2015.

• Nine of the top ten largest operators of cable television systems in the U.S. (Multiple System Operators or “MSOs”). Together, these operators control access to 55.4 million, or 84%, of the total basic cable household market. According to the NCTA, as of December 2006 cable MSOs delivered service to 65.6 million basic cable households in the U.S. As of March 31, 2007, the only major MSO not under contract with our Pay TV Group has delivery capability to approximately 3.1 million basic cable customers in the New York City metropolitan area. We anticipate launching our video-on-demand content on this MSO’s platform during the first half of our 2008 fiscal year.

The Erotic Networks

      Our Pay TV Group delivers its services to operators as well as consumers under the trademark The Erotic Networks ® (“TEN”). Primary research conducted during our 2007 fiscal year for our Pay TV Group by a leader in programming research revealed that “The Erotic Networks” is, by many measures, the most appealing trademark within the adult entertainment competitive set. For example, the research demonstrated that end users were more likely to select “The Erotic Networks” as a program choice than they were any other tested trademark (including, among others, “Playboy,” and “Spice”).

      Unlike its competitors (such as Playboy Enterprises, Inc. which is a major producer of explicit content), our Pay TV Group does not produce its own content — nor does it seek to. We believe that content production forces distributors to pay undue attention to company-owned productions and, therefore, limits viewer quality and variety. Instead, our Pay TV Group screens thousands of hours of content from many independent producers each year. We then strategically select and license only those movie titles which fit into our proprietary programming strategy. The result is a wide range of premium content which, in terms of consumer purchase, consistently outperforms our competition. Independent tracking research conducted by Rentrak Corporation demonstrates that our Pay TV Group content outperforms its closest competition by a rate of at least 25%. This research is consistent with other data that our Pay TV Group receives from its cable and satellite partners.

      The Erotic Networks’ programming is designed to provide the widest variety of content to consumers while at the same time supporting an efficient use of our content library. Because The Erotic Networks does not duplicate titles across its channels or between pay-per-view and video-on-demand in a single month, we are able to give our consumers access to more unique titles, a wider variety of talent, and a greater variety of studio representation than any of our competitors. We focus on prime time viewing blocks and program specific types of content in those blocks to create an appointment-viewing calendar designed to drive viewers to traditionally less popular nights of the week for viewing adult content. All networks are counter-programmed to one another, creating an even greater level of variety for consumers with access to multiple channels. Presently, we have 2.5 services per unique household served.

Description of Networks

      Our Pay TV Group provides the following 24-hour per day, seven days per week, adult pay-per-view television networks: Pleasure, TEN®, TEN*Clips®, TEN*Blue®, TEN*Blox®, and Xtsy®. The following table outlines the current distribution environment and estimated network households for each service, as well as the Company’s video-on-demand service, as of March 31:

Summary of Networks

		ESTIMATED NETWORK HOUSEHOLDS(2) (in thousands)
NETWORK	DISTRIBUTION METHOD	March 31, 2007	March 31, 2006	March 31, 2005
Pleasure(4)	Cable	4,400	7,800	8,400
TEN(1)	Cable/DBS/C-band	45,000	20,400	16,600
TEN*Clips(1)(3)	Cable/DBS/C-band	37,500	19,500	17,133
Video-on-Demand	Cable	25,900	20,900	18,300
Xtsy(1)	DBS/Cable	13,400	12,700	11,600
TEN*Blue	Cable	4,300	3,900	2,900
TEN*Blox	Cable	8,500	7,800	5,200

Total Network Households		139,000	93,000	80,133

(1) TEN and TEN*Clips’ addressable household numbers include 61,000 C-Band addressable households for the year ended March 31, 2007. Xtsy and TEN*Clips’ addressable household numbers include 0.1 million and 0.2 million C-Band addressable households for the years ended March 31, 2006 and 2005, respectively. During the 2007 fiscal year, we began to program TEN in two editing standards to better serve the C-Band, DBS and cable markets.

(2) Reflects network household distribution. A household will be counted more than once when determining total network households if the home has access to more than one of the Pay TV Group’s services, since each service represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as of March 31, 2007, 2006, and 2005 to be 27.2 million, 23.6 million, and 23.1 million cable homes, respectively, and 28.6 million, 12.2 million, and 11.0 million DBS homes, respectively.

(3) TEN*Max was renamed TEN*Clips during the fiscal year ended March 31, 2007 and is now programmed in two editing standards to better serve the C-band, DBS and cable markets.

(4) We launched a new network in May 2007 called Real®. This service is distributed to cable MSOs and DBS providers and will replace our Pleasure service in many markets. We anticipate that Pleasure will no longer be distributed by the end of our 2008 fiscal year.

Pay TV Group’s Content Delivery System

      Our Pay TV Group delivers its video programming to cable and satellite operators via satellite. Satellite delivery of video programming is accomplished as follows:

      Video programming is distributed directly from our Pay TV Group’s Boulder, Colorado Digital Broadcast Center (“DBC”). The program signal is encrypted so that the signal is unintelligible unless it is passed through the properly authorized decoding devices. The signal is transmitted (uplinked) by a third party earth station to a designated transponder on a third party commercial communications satellite. The transponder receives the program signal uplinked by the earth station, amplifies the program signal and then broadcasts (downlinks) it to commercial satellite dishes located within the satellite’s area of signal coverage. The signal coverage of the domestic satellites that we use is the continental United States, Hawaii, Alaska, and portions of the Caribbean, Mexico, and Canada.

      Our Pay TV Group’s programming is downlinked by MSOs and DBS providers at their headends and uplink centers. This programming is received in the form of a scrambled signal. We provide these operators with decoder equipment which allows them to decode the signal and then re-distribute it via their own systems.

      Our Pay TV Group maintains satellite transponder lease agreements for two full-time analog transponders with Intelsat USA Sales Corporation (Intelsat) on its Intelsat Americas 6 satellite and 20.5 MHz of total bandwidth allocation on a digital transponder on its Intelsat Americas 13 satellite. These transponders provide the satellite transmission necessary to broadcast each of our Pay TV Group’s networks.

      Our Pay TV Group delivers its VOD service to cable MSOs via Comcast Media Center (“CMC”). CMC is a business unit of Comcast Cable, which is a division of Comcast Corporation (“Comcast”). CMC delivers content to headends currently serving Comcast’s VOD-enabled cable systems. In addition, our Pay TV Group has agreements with iN DEMAND L.L.C. (“In Demand”), TVN Entertainment and Global Digital Media Xchange to deliver video-on-demand content to other cable MSOs.

Digital Broadcast Center

      Our Pay TV Group operates a 12,000 square foot DBC that allows us to ingest, encode, edit, play out, and digitally deliver our pay-per-view and video-on-demand services. The DBC is also home to our content library comprising over 10,000 hours of digital content.

      The DBC is a scalable, state of the art infrastructure, which includes playlist automation for all channels; SeaChange MPEG 2 encoding and playout to air; a storage area network for near-line content movement and storage; archiving capability in a digital format; and complete integration of our proprietary media asset management database for playlist automation and program scheduling.

Program Acquisitions

      We acquire our feature-length broadcast programming for each network by licensing the exclusive domestic broadcast rights from over forty-five independent producers. These licenses generally cover a five-year term. We do not produce any of our own feature content for our networks. We acquire new premiere titles each month. In addition, we may license entire content libraries on an as-needed basis, or in order to facilitate a larger transaction. Library content are titles that have generally been produced within the last three years but have never been broadcast on a cable television or DBS platform in the U.S.

      Once we license a title, it undergoes rigorous quality control processes prior to broadcast in order to ensure compliance with strict internal broadcasting standards. We obtain age verification documentation for each title we license, including two forms of photo identification for each cast member in the film. This documentation is maintained on site for the duration of the license term in accordance with 18 U.S.C. § 2257.

      We maintain an office in California that ensures all legal documentation is obtained for each title licensed (i.e., cast lists, talent releases and two photo identifications for each cast member), screens the content to ensure the commercial and broadcast viability of the title, and once the title is deemed acceptable, this office ships the title, related documentation and promotional content to our Boulder location. Our Pay TV Group’s in-house programming and editing departments in Boulder, Colorado conduct preliminary screening of potentially licensable content, licenses acceptable content, conforms content into appropriate editing standards (i.e., partially edited, least edited and most edited) and programs the monthly schedules for all networks and video-on-demand services.

Competition

      Historical competition has come from Playboy Enterprises, Inc. (“Playboy”) which, through its PlayboyTV service and its Spice Digital Networks, has a long operating history in this space. We compete with Playboy with respect to all aspects of our contractual relationships with distributors. Almost all of our Pay TV Group’s growth in the pay-per-view and video-on-demand marketplace has come at the expense of Playboy. We believe that since inception, our services have replaced Playboy services in more than 60 million network homes.

      In order for Playboy to maintain its shelf space on numerous platforms, it has reduced the contractual percentage split it earns from operators to a level below that of our Pay TV Group. As revealed in exhibits attached to Playboy’s Form 10-K for the period ending December 31, 2006, it has also made extravagant minimum revenue guarantees to operators which we believe will result in further decreases in the effective rate operators pay to Playboy. We believe that as a result of these guarantees, some operators will pay a zero license fee for Playboy’s services. While we believe that our products continually outperform Playboy’s, we cannot predict the long term impact of Playboy’s price cutting strategy.

      Other competitors such as Hustler and Playgirl have entered the video-on-demand market. While there can be no assurance that our Pay TV Group will be able to maintain its current distribution and fee structures in the face of competition, we believe that the quality and variety of our programming, and our ability to generate higher buy rates for our programming, are the critical factors which have influenced cable operators and DBS providers to choose our programming over our competition.

      We face competition in the adult entertainment arena from other providers of adult programming including producers of adult content, adult video/DVD rentals and sales, books and magazines aimed at adult consumers, telephone adult chat lines, adult-oriented internet services and adult-oriented wireless services. Our Pay TV Group also faces general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming.

FILM PRODUCTION GROUP

      Our Film Production Group is a multi-faceted film production and distribution company, which we acquired in February 2006. We acquired the Film Production Group to expand our portfolio to the rapidly growing and higher margin market for less explicit erotic content. This acquisition also provides established relationships in international markets and provides access to a library of content that can be monetized through our current distribution networks.

      The Film Production Group derives revenue from two principal businesses: the production and electronic distribution of original motion pictures (“owned product”) and the licensing of domestic third party films in international and domestic markets where it acts as a sales agent for the product (“repped product”).

Owned Product

      Our Film Production Group develops and produces original, erotic thriller movies and series, as well as adult themed events and reality programming. Our customers include cable and satellite companies in the U.S., Canada, and the U.K., as well as premium movie services (such as Cinemax and Showtime) in the U.S., Europe, and Latin America.

      Our Film Production Group provides movie and event content to cable and satellite television companies for distribution on a pay-per-view and video-on-demand basis. The content that is distributed through pay-per-view appears on unbranded linear channels within the mainstream or adult pay-per-view movie neighborhood of the platform’s electronic programming guide. Revenue is impacted by the number of plays that each distributor programs on a monthly basis. Content that is distributed through video-on-demand appears within menu categories such as “uncensored.” Our movies and events are sold to end users at retail prices ranging from $3.99 to $14.95. We generally receive a percentage share of the revenue derived from sales on these platforms. Revenue splits for this business segment are greater than those earned by our Pay TV Group due to the more mainstream nature of this content.

      Movies provided to premium movie services are sold for a flat license fee and are used as part of the services’ late-night programming and within their subscription video-on-demand product.

      The Film Production Group produced 40 - 50 hours of new content with an annual production budget of approximately $2.6 million during the fiscal year ended March 31, 2007. The group uses outside production companies to shoot the content while providing in-house oversight of all critical areas such as scripting, casting, shoot location, and post production.

Sales Agency (Repped Product) Business

      Our Film Production Group establishes relationships with high-quality, independent mainstream filmmakers to license international and domestic rights to their movies under its Lightning Entertainment label. Today, the Lightning portfolio consists of over 40 titles. In addition, we have 50 third party titles that we represent under our Mainline Releasing label. Most recently, our Film Production Group acquired the international distribution rights for Junebug, winner of a Special Jury Prize at the 2005 Sundance Film Festival, Walmart: The High Cost of Low Prices, and Conversations with God.

      We earn a commission for licensing the rights on behalf of these producers. In addition, we earn a marketing fee for most titles that we represent. Each contract allows for the recoupment of costs incurred in preparing the title for market, including advertising costs, screening costs, costs to prepare the trailer, box art, screening material, and any costs necessary to ensure the movie is market ready.

Competition

      For our owned content, we compete primarily with one small, privately-owned company and with other branded content such as Girls Gone Wild and Jerry Springer Uncensored. With respect to our international sales agency business, we compete with approximately 30 privately-owned companies. We compete with these companies based on licensing fees charged, content quality, ability to deliver our products on time, relationships with decision makers in the industry, and the professionalism of our sales team.

INTERNET GROUP

      Our Internet Group derives revenue mainly via subscriptions to its broadband content site at www.ten.com. This site features over 2,000 hours of video content. Content for the site comes mainly via the licensing agreements executed by our Pay TV Group for broadcast rights. Ten.com is offered to consumers on a monthly subscription basis for $19.95.

      Traffic to ten.com is derived via a targeted network of affiliates which direct traffic to ten.com and are compensated when traffic converts into paying members. Ten.com also gets “type-in” traffic in which users navigate directly to the site, by typing the address into their web browsers. In addition, our Internet Group has begun developing relationships with satellite and cable providers in which traffic from internet sites owned by these providers is directed to ten.com.

      Monthly subscription revenue declined during the fiscal year ended March 31, 2007, as the Internet Group was not attracting enough new traffic to ten.com to offset the churn of its recurring membership base. Revenue also declined in connection with a price change from $29.95 to $19.95 which occurred at the end of our current fiscal year.

      Our Internet Group is also focused on the exploitation of wireless technology for the delivery of content. We have taken a multi-faceted approach to wireless including efforts in on-platform wireless content, which is deployed by the wireless carriers themselves, efforts focused on content aggregators which sell to wireless platforms, the deployment of a mobile version of our ten.com web site, as well as development of multiple programs which employ Short Message Service technology (“SMS”).

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

      The market for mobile content is continuously evolving. We believe that the “always on” capability of the phone will drive the market for mobile content. In addition, improvements in user interfaces will make it easier to obtain content, making it more intuitive and more like that of the internet, making it simpler to purchase content with fewer button-clicks. Further, the continued rollout of third-generation (3G) mobile phones will also drive the market for video mobile content.

      To date, the market for wireless adult content has been challenging in light of a range of factors including difficulty in attaining direct relationships with wireless carriers, lower margins connected when transacting with aggregator intermediaries and slow growth in adult content connected with carrier unwillingness to carry such content on their platforms. This last obstacle is particularly acute in the North American market, and less so in parts of Europe. At this time we have determined that further investment in this category cannot be justified with an appropriate return on investment.

Competition

      The adult internet industry is highly competitive and highly fragmented given the relatively low barriers to entry. The leading adult internet companies are constantly vying for more members while also seeking to hold down member acquisition costs paid to webmasters.

      We believe that the primary competitive factors in the adult internet industry include the quality of content, technology, pricing, and sales and marketing efforts.

OTHER INFORMATION

Customer Concentration

      We derived 21%, 14%, 13%, and 12% of our total revenue for the year ended March 31, 2007 from DISH, Comcast, DirecTV, and Time Warner Cable (“Time Warner”), respectively. DISH, Comcast, DirecTV, and Time Warner are customers of our Pay TV Group. DISH, DirecTV and Comcast are also customers of our Film Production Group. The loss of any of these major customers would have a material adverse effect on the Pay TV and Film Production Group segments and upon the Company as a whole.

Employees

      As of the date of this report, we had 162 employees. Our employees are not members of a union, and we have never suffered a work stoppage. We believe that we maintain a good relationship with our employees.

Financial Information about Segments and Geographic Areas

      Our revenue is primarily derived from within the United States. Financial information about segments and geographic areas is incorporated herein by reference to Note 11 “Segment Information” of the Notes to the Consolidated Financial Statements that appears in Item 8 of this Form 10-K.

Available Information

      We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document the Company files at the SEC’s public reference room at Room 1580, 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a web site (www.sec.gov) that contains annual, quarterly and current reports, proxy statements and other information that issuers (including the Company) file electronically with the SEC.

      We make available, free of charge through our web site (www.noof.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Forms 3, 4 and 5 filed on behalf of directors and executive officers, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on our web site is not incorporated by reference into this report.

Executive Officers of the Registrant

      Our executive officers are as follows:

Name	Age	Position
Michael Weiner	64	Chairman of the Board, Chief Executive Officer, Secretary, and Director, New Frontier Media, Inc.
Karyn L. Miller	41	Chief Financial Officer, Treasurer and Assistant Secretary, New Frontier Media, Inc.
Ken Boenish	40	President, New Frontier Media, Inc. and The Erotic Networks, Inc.
Ira Bahr	44	Chief Operating Officer, New Frontier Media, Inc.
Scott Piper	44	Chief Information Officer, New Frontier Media, Inc.

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

      Karyn L. Miller. Ms. Miller joined New Frontier Media in February 1999 as Chief Financial Officer. She began her career at Ernst & Young in Atlanta, Georgia and brings eighteen years of accounting and finance experience to the Company. Prior to joining the Company, Ms. Miller was the Corporate Controller for Airbase Services, Inc. a leading aircraft repair and maintenance company. Previous to that she was the Finance Director for Community Medical Services Organization and Controller for Summit Medical Group, P.L.L.C. Before joining Summit Medical Group, P.L.L.C., Ms. Miller was a Treasury Analyst at Clayton Homes, Inc., a former $1 billion NYSE company which was purchased by Berkshire Hathaway, Inc. in 2003. Ms. Miller graduated with Honors with both a Bachelors of Science degree and a Masters in Accounting from the University of Florida and is a licensed CPA in the state of Colorado.

      Ken Boenish. Mr. Boenish is an 18-year veteran of the cable television industry. In October 2000, he was named President of The Erotic Networks and in June 2005 he was named President of New Frontier Media. Mr. Boenish joined The Erotic Networks as the Senior Vice President of Affiliate Sales in February 1999. Prior to joining the Company, Mr. Boenish was employed by Jones Intercable (“Jones”) from 1994 to 1999. While at Jones he held the positions of National Sales Manager for Superaudio, a cable radio service serving more than 9 million cable customers. He was promoted to Director of Sales for Great American Country, a new country music video service, in 1997. While at Great American Country, Mr. Boenish was responsible for adding more than 5 million new customers to the service while competing directly with Country Music Television, a CBS cable network. From 1988 to 1994 he sold cable television advertising on systems owned by Time Warner, TCI, COX, Jones, Comcast and other cable systems. Mr. Boenish holds a B.S. degree in Marketing from St. Cloud State University.

      Ira Bahr. Mr. Bahr joined New Frontier Media in January 2006 as Vice President of Marketing and Corporate Strategy and was named Chief Operating Officer in April 2007. Prior to joining New Frontier Media he served in a number of positions with Echostar Communications Corporation including Senior VP of Marketing for Dish Network and President of BingoTV, an interactive game channel owned by Echostar. Previous to his tenure with Echostar, Mr. Bahr was the number two executive at Sirius Satellite Radio serving as the company’s Senior VP, Marketing, Alliances, and Communications. At Sirius, Mr. Bahr was the executive responsible for forging the company’s relationships with automobile and radio manufacturers. In addition, he was instrumental in the acquisition of over $1 billion in capital financing and was the driving force behind the company’s name change from CD Radio in 1999.

      From 1985 to 1998, Mr. Bahr was a senior executive at BBDO Worldwide, one of the world’s largest advertising and marketing firms. At BBDO, he developed domestic and international marketing plans and communications programs for a range of companies including GE, Pepsi Cola, and FedEx. Mr. Bahr holds a Bachelor of Arts degree from Columbia University.

      Scott Piper. Mr. Piper joined New Frontier Media, Inc. in February 2007 as Chief Information Officer. Mr. Piper has been an IT professional for approximately 18 years and has held senior IT leadership roles for the past 11 years. He has extensive experience in IT infrastructure design and delivery for large scale enterprises, including the implementation of over fifteen customer contact centers, some with as many as 1,500 seats. He was responsible for one of the first successful large Voice over IP (“VoIP”) contact centers in the U.S.

      Prior to joining New Frontier Media, Mr. Piper was employed from 1994 to 2006 by EchoStar Satellite L.L.C., the parent company to the DISH Network. While employed in a variety of roles during his tenure at EchoStar, he most recently held the title of Vice President of IPTV. Mr. Piper was responsible for the launch of DISH Network’s web based entertainment portal prior to his departure.

      Mr. Piper holds a Bachelor of Science in Marketing and Finance from the University of Colorado and a Masters in Science in Telecommunications from the University of Denver.

ITEM 1A. RISK FACTORS

      The loss of any of our current major customers, Dish Network, Comcast Corporation, DirecTV, and Time Warner Cable would have a material adverse affect on our operating performance and financial condition.

      DISH Network, Comcast Corporation, DirecTV, and Time Warner Cable are major customers of our Pay TV and Film Production Groups. The loss of any of DISH Network, Comcast Corporation, DirecTV, and Time Warner Cable as customers would have a material adverse effect on our business operations and financial condition. For our fiscal year ended March 31, 2007, our revenues from DISH Network, Comcast Corporation, DirecTV, and Time Warner Cable were approximately 21%, 14%, 13%, and 12%, respectively, of our total Company-wide revenues.

      Failure to maintain our agreements with cable MSOs, DISH Network, and DirecTV on favorable terms could adversely affect our business, financial condition, or results of operations.

      We currently have agreements with nine of the ten nation’s largest cable MSOs, DISH Network, and DirecTV. Our agreements with these operators may be terminated on short notice without penalty. If one or more cable MSOs, DISH Network, or DirecTV terminates or does not renew our agreements, or does not renew the agreement on terms as favorable as those of our current agreements, our business, financial condition, or results of operations could be materially adversely affected.

      Failure to meet our performance guarantee with DirecTV could adversely affect our business, financial condition, or results of operations.

      In April 2006 we entered into a two-year agreement with DirecTV for the distribution of two of our networks. This agreement requires us to meet certain performance targets connected with our replacement of competitive services. If we are unsuccessful in meeting these performance targets, our business, financial condition, or results of operations could be materially adversely affected.

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

      Our ability to increase subscriber revenues and operate profitably is directly related to our ability to compete effectively with Playboy, our principal competitor. Playboy has significantly greater financial, sales, marketing and other resources to devote to the development, promotion and sale of its cable programming products, as well as a longer operating history and broader name recognition. We compete with Playboy as to the editing standards of its programming, network performance in terms of subscriber buy rates, and the license fees that we offer to cable operators and DBS providers.

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

      Additionally, increased competition could result in license fee reductions, lower margins and a negative impact on our financial results.

      The continued addition of new competitors to our business will likely have a material adverse affect on our operating performance.

      We face competition from established adult video producers, as well as independent companies that distribute adult entertainment. These competitors may include producers such as Hustler, Private Media Group, Penthouse, Wicked Pictures, and Vivid Entertainment. In the event that cable and/or satellite companies seek to purchase adult video content for their video-on-demand service directly from adult video producers or other independent distributors of such content, our video-on-demand business is likely to suffer. In addition, increased competition in the adult category could lead to downward pressure on the license fees that our customers are willing to pay for our content.

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

      Cable and DBS operators could become subject to new governmental regulations that could further restrict their ability to broadcast our programming. If new regulations make it more difficult for cable and DBS operators to broadcast our programming, our operating performance would be adversely affected.

      The policy posture of the current administration in Washington D.C. could result in increased government regulation of our business. It is not possible for us to predict what new governmental regulations we may be subject to in the future.

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

• association requirements for new technologies that consumers are less likely to use; and

• an increase in the number of European and U.S. banks that will not accept accounts selling adult-related content.

      The Internet Group currently utilizes one company to process most of the credit cards for its membership website. If this credit card company were to experience liquidity issues or become unable to process our monthly credit card transactions, it could have a material adverse effect on our business operations and financial condition.

      If the Film Production Group produces or acquires film content that is not well-received by its customers, it may not be able to re-coup the investment it has made in the film.

      The Film Production Group’s ability to continue to create or acquire film content that is well-received by its customers is critical to its future success. If a film produced or otherwise acquired by the Film Production Group does not sell as well as anticipated, the Film Production Group may not be able to re-coup its investment in the film, including, but not limited to, the cost of producing or acquiring the film and the costs associated with promoting the film. Historically, the average annual investment by the Film Production Group in its films has ranged from $1.5 million to $2.5 million. No assurance can be given that the Film Production Group’s past success in generating profits from its investment in its films will continue.

      Antitakeover provisions in our Amended and Restated Articles of Incorporation and our Rights Agreement may discourage or prevent a change of control.

      Our charter documents may inhibit a takeover or change in our control that our shareholders may consider beneficial. Provisions in our Amended and Restated Articles of Incorporation may have the effect of delaying or preventing a merger or acquisition of us, or making a merger or acquisition less desirable to a potential acquirer, even where the shareholders may consider the acquisition or merger favorable. For example, our Board of Directors, without further shareholder approval, may issue preferred stock that could delay or prevent a change of control as well as reduce the voting power of the holders of common stock, even with the effect of losing control to others. In addition, our Board of Directors has adopted a Rights Agreement, commonly known as a “poison pill,” that may delay or prevent a change of control and may also make a merger or acquisition of us less desirable.

      If we are not able to retain our key executives it will be more difficult for us to manage our operations and our operating performance could be adversely affected.

      As a small company with approximately 162 employees, our success depends upon the contributions of our executive officers and our other key personnel. The loss of the services of any of our executive officers or other key personnel could have a significant adverse effect on our business and operating results. We cannot assure that New Frontier Media will be successful in attracting and retaining these personnel.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS.

NONE

ITEM 2. PROPERTIES.

      We use the following principal facilities in our operations:

      Colorado: We lease space in two office buildings in Boulder, Colorado. The Airport Boulevard facility is 11,744 square feet and houses our Pay TV Group’s digital broadcast center, encoding and technical operations groups, content screening, quality control functions, and call center, as well as our Internet Group’s data center. Our Winchester Circle facility is 18,000 square feet and is used as our corporate headquarters, as well as by our Internet Group’s web production department and by our Pay TV Group’s marketing, sales, branding, promotions and conforming departments. Both facilities are 100% utilized.

      California: We lease 1,200 square feet in Woodland Hills, California. The facility houses employees in our Pay TV Group’s content acquisitions and promotions departments. This facility is 100% utilized. We expect to terminate the lease on this facility in July 2007. We lease 3,510 square feet in Los Angeles, California. This space is currently under construction and will be occupied by our Pay TV Group’s content acquisitions department and by our promotions department as a studio and editing facility.

      We lease 4,586 square feet in Santa Monica, California. This facility houses our Film Production Group’s production and international licensing business. This facility is 100% utilized.

      We believe that our facilities are adequate to maintain our existing business activities.

ITEM 3. LEGAL PROCEEDINGS.

      During the quarter ended March 31, 2007, we attended mediation with TVN Entertainment Corporation (TVN) regarding a complaint that was originally filed by TVN in the Superior Court of the State of California for the County of Los Angeles in 2005. The original complaint related to a Licensing, Encoding and Transport agreement (the “Transport Agreement”) entered into by TVN and the Company’s Pay TV Group segment. The complaint alleges that under the Transport Agreement, TVN is entitled to certain fees for transport services even in those circumstances where TVN is not the party providing the transport services. We responded to the complaint with certain counterclaims and a general denial of the allegations. No settlement has been reached in connection with the mediation that occurred during 2007. The settlement discussions are ongoing. During the fourth quarter of 2007, we recorded a litigation reserve of approximately $0.5 million associated with certain estimates regarding this litigation.

      In the normal course of business, we are subject to various other lawsuits and claims. We believe that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted for a vote of the shareholders during the fourth quarter of the fiscal year covered by this Report.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Our Common Stock is traded on the NASDAQ Global Select Market under the symbol “NOOF”.

      The following table sets forth the range of high and low sales prices for our Common Stock for each quarterly period indicated, as reported on the NASDAQ Global Select Market:

Quarter Ended	High	Low	Quarter Ended	High	Low
June 30, 2006	$9.38	$6.53	June 30, 2005	$7.29	$4.90
September 30, 2006	8.99	6.45	September 30, 2005	7.43	5.56
December 31, 2006	9.70	7.85	December 31, 2005	6.85	5.40
March 31, 2007	10.25	8.16	March 31, 2006	7.90	6.38

      The high and low sales prices per share from April 1, 2007 through June 1, 2007, were $9.19 and $8.38, respectively. As of June 1, 2007, there were approximately 3,878 beneficial owners and 197 holders of record of New Frontier Media’s Common Stock.

      We declared a dividend of $0.60 per common share that was paid to shareholders of record on February 14, 2007. On May 8, 2007, we announced that our Board of Directors has declared its first regular quarterly cash dividend of $0.125 per share of common stock, payable on June 29, 2007, to shareholders of record on June 4, 2007. The Company intends to pay a regular quarterly cash dividend of $0.125 per share of common stock for the foreseeable future at the discretion of the Board of Directors depending on available cash, anticipated cash needs, and overall financial conditions.

      The graph below matches the cumulative 5-year total return of holders of New Frontier Media, Inc.’s common stock with the cumulative total returns of the S&P SmallCap 600 Index, and a customized peer group of two companies that includes: Playboy Enterprises Inc and Private Media Group Inc. The graph assumes that the value of the investment in the company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on 3/31/2002 and tracks it through 3/31/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among New Frontier Media, Inc., the S&P SmallCap 600 Index
And the Peer Group

      The stock price performance included in this graph is not necessarily indicative of future stock price performance.

      In accordance with the rules and regulations of the SEC, the above performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulations 14A or 14C of the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of the Securities and Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, notwithstanding any general incorporation by reference of this proxy statement into any other filed document.

ITEM 6. SELECTED FINANCIAL DATA.

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(In thousands, except per share amounts)

	Year Ended March 31,
	2007	2006	2005	2004	2003
Net Sales	$63,271	$46,851	$46,277	$42,878	$36,747
Net income (loss)	$12,309	$11,283	$11,122	$10,913	$(11,895)
Net income (loss) per basic common share	$0.51	$0.49	$0.50	$0.53	$(0.56)
Net income (loss) per fully diluted share	$0.51	$0.48	$0.48	$0.50	$(0.56)
Weighted average diluted shares outstanding	24,355	23,338	23,067	21,892	21,319
Total assets	$88,216	$86,765	$60,284	$44,762	$35,025
Long term obligations	$3,684	$7,035	$966	$429	$465
Redeemable preferred stock	$—	$—	$—	$—	$3,750
Cash dividends	$14,602	$—	$—	$—	$—
Cash flows from operating activities	$18,876	$12,312	$14,992	$13,895	$53
Pay TV Group Network Households	139,000	93,000	80,133	63,970	40,940

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative discussion about our business. The MD&A is provided as a supplement to — and should be read in conjunction with — our financial statements and the accompanying notes. This overview provides our perspective on the individual sections of MD&A. Our MD&A includes the following sections:

• Forward-Looking Statements — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or our current expectations or projections.

• Our Business — a general description of our business, our strategy for each business segment, and goals of our business.

• Application of Critical Accounting Policies — a discussion of accounting policies that require critical judgments and estimates.

• Results of Operations — an analysis of our consolidated results of operations for the three years presented in our financial statements. We operate in three segments: Pay TV, Film Production and Internet. We present the discussion in this MD&A on a segment basis and, additionally, we discuss our corporate overhead expenses.

• Liquidity, Capital Resources and Financial Position — an analysis of cash flows, sources and uses of cash, contractual obligations, and financial position.

Forward-Looking Statements

      This annual report on Form 10-K includes forward-looking statements. These are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, “could” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

      Factors that could cause actual results to differ materially from the forward-looking statements include: 1) our ability to retain our major customers that account for 21%, 14%, 13% and 12%, respectively, of our total revenue for the year ended March 31, 2007; 2) our ability to maintain the license fee structure currently in place with our customers; 3) our ability to compete effectively for quality content with our Pay TV Group’s primary competitor who has significantly greater resources than us; 4) our ability to compete effectively with our Pay TV Group’s major competitor or any other competitors that may distribute adult content to cable MSOs, DBS providers, or to the hospitality industry; 5) our ability to retain our key executives; 6) our ability to successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 7) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

Executive Summary

      Overview

      We are a leading producer and distributor of adult themed television and general motion picture entertainment. Our key customers are large cable and satellite operators in the United States. Our products are sold to these operators who then transact them to retail customers via pay-per-view and video-on-demand technology. We earn revenue through contractual percentage splits of the retail price.

      We are organized into three reporting segments:

• Pay TV Group — Our Pay TV Group aggregates and distributes branded adult television programming to cable and satellite television companies via pay-per-view and video-on-demand technology.

• Film Production Group — Our Film Production Group produces original, adult themed movies, series and events for distribution to the same cable and satellite companies that are customers of our Pay TV Group. The Film Production Group also delivers original programming to premium television services such as Cinemax, Showtime and Starz!. Additionally, our Film Production Group represents domestic, third-party films in international and domestic markets. Our Film Production Group was created on February 10, 2006, when we completed an acquisition of MRG Entertainment, Inc., its subsidiaries and a related company, Lifestyles Entertainment, Inc.

• Internet Group — Our Internet Group distributes adult content via the internet and wireless devices. Our Internet Group derives its revenue primarily from direct consumer subscriptions to its broadband web site, www.ten.com.

During our fiscal year ended March 31, 2007, we continued our focus on attaining leadership in the market for adult themed broadcast entertainment. Key accomplishments included:

• The launch of two of our pay-per-view services on the largest DBS platform in the U.S. in April 2006;

• Finalization of a new contract with the second largest DBS provider in the U.S. for the continued distribution of three of our pay-per-view networks. This contract adjusted our historical revenue splits downward;

• The addition of 5.0 million households to The Erotic Networks’ video-on-demand distribution;

• Numerical validation of our performance advantage versus key competition;

• Conclusion of two proprietary studies of consumer behavior in the pay-per-view and video-on-demand markets. Data from these studies has had a substantial impact on our business decisions; and

• The introduction of content from our Film Production Group to nearly 14.0 million U.S. cable video-on-demand households.

Pay TV Segment

      Our Pay TV segment is focused on the distribution of its pay-per-view networks and video-on-demand service to U.S. cable MSOs and DBS providers. Our Pay TV Group earns a percentage of revenue on each pay-per-view, subscription, or video-on-demand transaction related to its services. Revenue growth occurs as we launch our services to new cable MSOs or DBS providers, experience growth in the number of digital subscribers for systems where our services are currently distributed, and launch additional services to our existing cable/DBS partners. Revenue growth also occurs as we are able increase the buy rates for our products and as operators increase retail prices.

      Revenue growth for our Pay TV Group for the year ended March 31, 2007 was impacted by:

• The launch of two of our pay-per-view services on the largest DBS platform in the U.S. in April 2006;

• Finalization of a new contract with the second largest DBS provider in the U.S. for the continued distribution of three of our pay-per-view networks. This contract adjusted our historical revenue splits downward; and

• Increased revenue from new cable video-on-demand launches and improved performance from existing platforms.

      During the 2007 fiscal year we executed two large statistical studies of adult entertainment viewing habits in the U.S. From these studies, we learned, among other things, that consumers are more likely to choose The Erotic Networks ® than any other major adult PPV or VOD brand. In addition, we learned what drives adult consumer purchases and why adult consumers purchase content through both the internet and their multi-channel provider. These studies led to multiple changes in the way in which we market and distribute our products.

      We also executed content output agreements with two of the largest adult studios in the U.S., Digital Playground, Inc. and Ninn Worx. These long-term content agreements provide us with exclusive, high-quality content that is unique, compelling and innovative.

      Looking forward, management has identified certain challenges and risks that could impact our Pay TV Group’s future financial results including the following:

• Increased competition from other, more established adult companies;

• Increased pressure on license fees;

• Increased regulation of the adult industry;

• Slowing growth of the overall adult category and limited incremental distribution opportunities within the U.S.; and

• Continued product commoditization.

      Each of these challenges and risks has the potential to have a material adverse effect on our business. However, we believe that we are well positioned to appropriately address these challenges and risks.

      We believe that many opportunities accompany these challenges and risks. Among these opportunities, we believe the following exist for the Pay TV Group:

• Future international distribution opportunities in Canada, Latin America, and Europe;

• Implementation of technologies that will allow for distribution of our content on new platforms that are controlled by our existing customers. These include Internet Protocol Television (“IPTV”) which is an application in which the television set top boxes are able to access content from the internet;

• “Push Video-on-Demand” distribution through DISH and Direct TV in which the operator forward deploys content to user hard drives for on-demand viewing;

• Increased video-on-demand shelf space on current cable platforms;

• Continued increase in the number of digital customers able to view our pay-per-view and video-on-demand content as cable operators transition analog customers to their digital platforms;

• Movement by cable MSOs and DBS providers to more appealing content standards; and

• Improvements to video-on-demand user interfaces.

Film Production Segment

      We acquired the Film Production segment during the fourth quarter of our 2006 fiscal year. Our Film Production Group derives its revenue from two principal businesses: the production and distribution of original motion pictures known as “erotic thrillers” and erotic, event-styled content (“owned product”) and the licensing of domestic third party films in international and domestic markets where we act as a sales agent for the product (“repped product”).

      We generate revenue by licensing our content for a one-time fee to premium TV services. In addition, we license our erotic thrillers and adult event content to cable operators and satellite providers on a revenue share basis with license fees that are greater than those earned by our Pay TV Group due to the more mainstream nature of the content. We also license our original content to international premium TV services primarily in Europe and other countries. International content rights are licensed on a flat-fee and revenue share basis.

      In addition, we generate revenue by establishing relationships with high-quality, independent mainstream filmmakers to license the rights to their movies under the Lightning Entertainment and Mainline Releasing labels. Most recently, we acquired the international distribution rights for Junebug, winner of a Special Jury Prize at the 2005 Sundance Film Festival, Walmart: The High Cost of Low Prices, and Conversations with God. We earn a commission for licensing the international and domestic rights on behalf of these producers as well as a marketing fee.

      Prior to being acquired, the Film Production Group had acted as a contract film producer to one major Hollywood studio. Most often these productions involved the sequels to successful releases such as “Single White Female” where we produced “Single White Female 2.” During the 2007 fiscal year we did not produce a film for this studio. However, we expect that we will produce one, and possibly two, sequels for this studio during the 2008 fiscal year.

      During our 2007 fiscal year, we signed agreements with several top ten cable MSOs in the U.S. for the video-on-demand distribution of our event and erotic thriller content. As of the end of our 2007 fiscal year we had launched our content with two top ten U.S. cable MSOs and we expect to launch our content with at least three other top ten U.S. cable MSOs in the first quarter of our 2008 fiscal year. Based on current and committed launch dates, our Film Production Group’s content will reach 22.0 million VOD homes in the U.S. by the end of the first quarter of our 2008 fiscal year.

      During our 2007 fiscal year we also launched our content with one Canadian DBS provider and we expect to launch our content with three additional Canadian multi-channel providers during the first quarter of our 2008 fiscal year.

      We believe that we can increase our Film Production Group’s revenue in the following ways:

• Distribution of our content to European cable video-on-demand platforms;

• Development of unique, original programming franchises;

• Increase in the number of movies and events distributed through U.S. cable video-on-demand platforms;

• Increase investment in higher quality titles to represent through our Lightning Entertainment label;

• Distribution of our content through internet platforms such as iTunes, Real Networks, and portals like MSN or Google; and

• Increase distribution of our content with DISH by leveraging the Pay TV segment’s relationship.

Internet Segment

      Our Internet Group generates revenue by selling monthly memberships to our website, www.ten.com, by earning a percentage of revenue from third-party gatekeepers like On Command for the distribution of www.ten.com to their customer base, by selling pre-packaged video and photo content to webmasters for a monthly fee, and by distributing content to wireless platforms both internationally and domestically. Over 80% of revenue from our Internet Group continues to be generated from monthly memberships to www.ten.com.

      During our 2007 fiscal year, our Internet Group focused on instituting significant changes in the management and operation of our internet businesses as well as on refinement of our strategy in the wireless marketplace. As more and more consumers turn to the internet for their consumption of video content not only through a computer, but via television as well, we believe that it is important that we be a viable and formidable competitor in this space. Given our technological infrastructure and content assets, we believe that this should be an area where we can have a thriving, profitable business.

      During the fourth quarter of our 2007 fiscal year, we decreased the monthly membership price of our site to $19.95. This price point is more competitive with other adult websites and provides a more compelling retail proposition to our customers. This new price point applies only to new members joining our site. We also began a significant program to improve all aspects of our internet product in terms of site design, site navigation, site features, site content, and site performance. We expect these changes to have a positive impact on our business during our 2008 fiscal year.

      To date, the market for wireless adult content has been challenging in light of a range of factors including difficulty in attaining direct relationships with wireless carriers, lower margins when transacting with aggregator intermediaries and slow growth in adult content connected with carrier unwillingness to carry such content on their platforms. This last obstacle is particularly acute in the North American market, and less so in parts of Europe.

      At this time we have determined that further investment in our wireless activities cannot be justified with an appropriate return on investment. We will continue to distribute our content to a small number of wireless platforms in the U.S. and Europe during our 2008 fiscal year, but we do not anticipate a significant amount of revenue to be generated. We have reallocated resources from our wireless distribution segment to our other business activities, and we expect to break even or generate a small operating profit from this area in the 2008 fiscal year.

Critical Accounting Policies

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, income tax expense and accruals, accounting for investments in debt and equity securities, goodwill impairment, prepaid distribution rights (content licensing) and film costs, and stock-based compensation. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe that the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. We have discussed with our Audit Committee the development, selection, and disclosure of our critical accounting policies and estimates and the application of these policies and estimates.

Revenue Recognition

      Revenues generated by the Pay TV Group are primarily related to the sale of our pay-per-view and video-on-demand services to Cable/DBS and hotel affiliates. These customers do not report actual monthly pay-per-view or video-on-demand sales for each of their systems to the Pay TV Group until 30-90 days after the month of service ends. This practice requires management to make monthly revenue estimates based on the Pay TV Group’s historical experience for each affiliated system. The Pay TV Group subsequently adjusts its revenue to reflect the actual amount earned upon receipt of the cash. Historically, any differences between the amounts estimated and the actual amounts received have been immaterial due to the overall predictability of revenues.

      The recognition of revenue for the Pay TV, Film Production, and Internet Groups is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

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

      A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we record a reserve when we determine the likelihood of loss is probable. Such liabilities are recorded in the line item income taxes payable/receivable in our consolidated balance sheets. Settlement of any particular issue would usually require the use of cash. Favorable resolutions of tax matters for which we have previously established reserves are recognized as a reduction to our income tax expense, or Additional Paid in Capital if appropriate, when the amounts involved become known.

      Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, our annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

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

      In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109. The provisions are effective beginning in the first quarter of our 2008 fiscal year. See Note 1: Organization and Summary of Significant Accounting Policies in Part II, Item 8 of this Form 10-K for further discussion.

Accounting for Investments in Debt and Equity Securities

      We hold investments in debt securities that are classified as available-for-sale under the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). In accordance with SFAS 115, available-for-sale securities are recorded at fair value, with unrealized gains and losses, net of the related tax effect, excluded from earnings and initially recorded as a component of accumulated other comprehensive loss in our consolidated balance sheet. Adjustments to the available for sale securities fair value impact the consolidated financial statements by increasing or decreasing assets and shareholders’ equity. Realized gains and losses are determined on the specific identification method and are reflected in income.

Goodwill Impairment

      Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”), goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually.

      We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment process compares the fair value of each reporting unit to its carrying value, including the goodwill related to the reporting unit. We concluded for the 2005, 2006, and 2007 fiscal years that the fair value of our reporting units exceeded the carrying values and no impairment charge was required.

      If actual operating results or cash flows are different than our estimates and assumptions, we could be required to record impairment charges in future periods.

Prepaid Distribution Rights (Content Licensing) and Film Costs

      Our Pay TV Group’s film and content libraries consist of film licensing agreements. We account for the licenses in accordance with SFAS No. 63, Financial Accounting by Broadcasters (“SFAS 63”). Accordingly, we capitalize the costs associated with the licenses and certain editing costs and amortize the costs on a straight-line basis over the life of the licensing agreement (usually 1 to 5 years). Pursuant to SFAS 63, the costs associated with the license agreements should be amortized in a manner that is consistent with expected revenues to be derived from such films.

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

      Our Film Production Group capitalizes its share of direct film costs in accordance with the AICPA’s Statement of Position No. 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). Capitalized costs of film and television product (“film costs”), which are produced or acquired for sale or license, are stated at the lower of cost, less accumulated amortization, or fair value. Film costs consist of direct production costs and production overhead and include costs associated with completed titles and those in development. Interest expense is not capitalized as the production runs are short-term in nature. Film cost valuation is reviewed on a title-by-title basis when an event or change in circumstance indicates the fair value of a title is less than the unamortized cost. Estimated losses, if any, are provided in the current period earnings on an individual film forecast basis when such losses are estimated.

      Once a film is released, capitalized film production costs are amortized based on the proportion of revenue recognized during the period for each film relative to the estimated ultimate revenues, for a period not exceeding ten years, to be received from all sources under the individual-film-forecast-computation method as defined in SOP 00-2. Estimates of ultimate revenues can change significantly due to a variety of factors, including the level of market acceptance of film and television product. Accordingly, revenue estimates are reviewed periodically and amortization is adjusted on a prospective basis, as necessary. Such adjustments could have a material effect on results of operations in future periods.

Stock-based compensation

      In the first quarter of 2007, we adopted SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”) which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total share-based compensation during 2007 was $1.0 million.

      Determining the appropriate fair-value model and calculating the fair value of employee stock options at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not significant to the calculation of fair value.

      We use historical volatility over the expected term as we believe that this is reflective of market conditions. We determine the expected term on an annual basis by reviewing the exercise activity of our officers and non-officers. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

      The effect that a 5% increase in the volatility or a one year increase in the expected life would have on the weighted average fair value of grants during 2007 would result in less than $0.1 million in additional expense over the vesting term of the options granted.

      In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Annual changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the cumulative effect of adjusting the rate for all expense amortization after April 1, 2006 is recognized in the period the forfeiture estimate is changed. We estimate and adjust forfeiture rates based on an annual review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the expense recognized in the financial statements. These adjustments affect our gross margin; sales and marketing expenses; and general and administrative expenses. Cumulative adjustments are recorded to the extent that the related expense is recognized in the financial statements, beginning with implementation in the first quarter of 2007. Therefore, we expect the potential impact from cumulative forfeiture adjustments to increase in future periods. The expense that we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

RESULTS OF OPERATIONS

PAY TV GROUP

      The following table outlines the current distribution environment and estimated network households for each network and our video-on-demand service:

		ESTIMATED NETWORK HOUSEHOLDS(2) (in thousands)
NETWORK	DISTRIBUTION METHOD	March 31, 2007	March 31, 2006	March 31, 2005
Pleasure(4)	Cable	4,400	7,800	8,400
TEN(1)	Cable/DBS/C-Band	45,000	20,400	16,600
TEN*Clips(1)(3)	Cable/DBS/C-band	37,500	19,500	17,133
Video-on-Demand	Cable	25,900	20,900	18,300
Xtsy(1)	DBS/Cable	13,400	12,700	11,600
TEN*Blue	Cable	4,300	3,900	2,900
TEN*Blox	Cable	8,500	7,800	5,200

Total Network Households		139,000	93,000	80,133

(1) TEN and TEN*Clips’ addressable household numbers include 61,000 C-Band addressable households for the year ended March 31, 2007. Xtsy and TEN*Clips’ addressable household numbers include 0.1 million and 0.2 million C-Band addressable households for the years ended March 31, 2006 and 2005, respectively. During the 2007 fiscal year, we began to program TEN in two editing standards to better serve the C-Band, DBS and cable markets.

(2) Reflects network household distribution. A household will be counted more than once when determining total network households if the home has access to more than one of the Pay TV Group’s services, since each service represents an incremental revenue stream. The Pay TV Group estimates its unique household distribution as of March 31, 2007, 2006, and 2005 to be 27.2 million, 23.6 million, and 23.1 million cable homes, respectively, and 28.6 million, 12.2 million, and 11.0 million DBS homes, respectively.

(3) TEN*Max was renamed TEN*Clips during the fiscal year ended March 31, 2007 and is now programmed in two editing standards to better serve the Cband, DBS and cable markets.

(4) We launched a new network in May 2007 called Real. This service is distributed to cable MSOs and DBS providers and will replace our Pleasure service in many markets. We anticipate that Pleasure will no longer be distributed by the end of our 2008 fiscal year.

      The following table sets forth certain financial information for the Pay TV Group for the three years ended March 31:

	(In Millions) Year ended March 31			Percent Change
	2007	2006	2005	’07 vs’06	’06 vs’05
NET REVENUE
PPV-Cable/DBS	$27.4	$24.0	$24.0	14%	—
VOD-Cable/Hotel	17.9	16.3	15.6	10%	4%
C-Band	1.9	2.8	3.9	(32%)	(28%)

TOTAL	47.2	43.1	43.5	10%	(1%)
COST OF SALES	11.5	12.7	14.4	(9%)	(12%)

GROSS PROFIT	$35.7	$30.4	$29.1	17%	4%

GROSS MARGIN	76%	71%	67%

OPERATING EXPENSES	$9.4	$8.5	$8.3	11%	2%

OPERATING INCOME	$26.3	$21.9	$20.8	20%	5%

Net Revenue
PPV — Cable/DBS Revenue 2006 to 2007

      Growth in our PPV-Cable/DBS revenue from 2006 to 2007 was primarily driven by the launch of TEN and TEN*Clips on the largest DBS platform in the U.S. in April 2006. This growth was mitigated by finalization, in October 2006, of a new contract with the second largest DBS platform in the U.S. for the continued distribution of three of our pay-per-view networks. This contract adjusted historical revenue splits downward from rates initially set in 2000 and was coincident with the addition of two additional competitive channels to this platform.

      Revenue was also impacted by cable MSOs transitioning away from Pleasure, our most edited linear service, to our lesser edited services. This results in lower distribution and revenue from Pleasure, but higher overall revenue for the Pay TV Group.

PPV — Cable/DBS Revenue 2005 to 2006

      Our PPV-Cable/DBS revenue was flat from 2005 to 2006. However, the mix of this revenue was impacted in the following manner:

      We experienced a 2% decline in revenue from the distribution of our four partially-edited pay-per-view networks through cable MSOs. This decline is a result of an affiliated system of the second largest MSO in the U.S. and several affiliated systems of another top ten cable MSO removing most of the adult content from their linear pay-per-view platforms in an attempt to transition customers to their video-on-demand platform. We do not anticipate that any other MSOs will remove adult content from their pay-per-view platforms entirely during the next 24 months. In fact, we were successful in convincing the affiliated system of the second largest MSO in the U.S. to re-launch our TEN*Blox network during the 2006 fiscal year in order to recapture these lost buys.

      This decline in revenue was partially offset by an increase in revenue from new launches of our partially-edited networks with another top ten cable MSO. We signed a distribution agreement with this new MSO in March 2004 and began to see initial launches with its affiliated systems in September 2004. Launches on this MSO’s affiliated systems continued through our 2006 fiscal year.

      Revenue from our Pleasure network also declined as MSOs began to transition both their linear pay-per-view and video-on-demand platforms to a partially-edited standard. The number of network households for Pleasure declined to 7.8 million as of March 31, 2006, from 8.4 million as of March 31, 2005, representing a decrease of 7%.

      Revenue from our three services distributed through our largest customer was flat from 2005 to 2006.

      Revenue from advertising on our pay-per-view networks, which represents less than 2% of our total Pay TV revenue, increased slightly from 2005, offsetting the decline in revenue from our pay-per-view networks.

VOD — Cable/Hotel Revenue 2006 to 2007

      The 10% increase in our video-on-demand revenue from the cable and hotel industries is primarily attributable to:

• A 47% increase in revenue from the largest cable MSO in the U.S.;

• A 14% increase in revenue from the second largest cable MSO in the U.S.; and

• New launches from a top ten cable MSO in the U.S.

This increase in revenue was partially offset by the following:

• The sale of Adelphia Communications Corporation systems to larger multi-channel operators, resulting in a lower license fee for our video-on-demand content from those systems, and

• A decline in revenue from video-on-demand platforms where competitive content has been added throughout the 2007 fiscal year.

      We believe that our improving performance and distribution in both the pay-per-view and video-on-demand markets is related to new programming strategies undertaken during the 2007 fiscal year. During this year, we executed two large statistical studies of adult entertainment viewing habits in the U.S. These studies led to multiple changes in the way in which our Pay TV Group markets and distributes its products. We also executed agreements to acquire higher quality, marquis content such as that executed with Digital Playground. We expect to make continual improvements to our products in an effort to maintain and grow our distribution and to maximize our performance.

VOD — Cable/Hotel Revenue 2005 to 2006

      The 4% increase in our video-on-demand revenue is attributable to increased distribution with several cable MSOs.

This increase in video-on-demand revenue from 2005 was partially offset by:

• A decrease in video-on-demand revenue from the second largest cable MSO as a result of competition being added to its platform during our 2005 fiscal year; and

• A decline in revenue from the distribution of our video-on-demand content via the hospitality industry.

      During the third and fourth quarters of our 2005 fiscal year, our largest competitor was added to the video-on-demand platform of the second largest cable MSO in the U.S. Previous to this, we had been the only provider of adult video-on-demand content for this cable MSO and its affiliated systems. We experienced a 17% decline in our year-over-year video-on-demand revenue from this cable MSO as a result of the addition of this competitor to the platform.

      The decline in revenue from this cable MSO’s video-on-demand platform was fully offset by an increase in revenue from new video-on-demand launches by other top ten cable MSOs. Distribution for our video-on-demand product increased to 20.9 million households as of March 31, 2006, from 18.3 million as of March 31, 2005, representing a 14% increase year-over-year.

      Revenue from our hotel video-on-demand service provided to On Command Corporation declined 21% from 2005 due to On Command adding content from other providers to its platform and due to a decline in the number of hotel rooms to which On Command was providing in-room entertainment.

C-Band Revenue

      The year-over-year decreases in C-Band revenue are due to the continued decline of the C-Band market as consumers convert C-Band “big dish” analog satellite systems to smaller DBS satellite systems. The total C-Band market declined 51% from 2006 to 2007 and 47% from 2005 to 2006.

      Providing service to the C-Band market continues to be profitable for us, generating operating margins of approximately 43% and 57% during the 2007 and 2006 fiscal years, respectively. We will continue to closely monitor this business and when margins erode to an unacceptable level we will discontinue providing our content on this platform. We anticipate that we will no longer be providing our networks on the C-Band platform by the end of the 2008 fiscal year.

Cost of Sales

      Cost of sales consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisition and conforming costs, video-on-demand transport costs, amortization of content licenses, and C-Band call center costs.

      The 9% decrease in cost of sales from the 2006 fiscal year to the 2007 fiscal year is due to: a) a 28% decline in our transponder costs; b) an 11% decline in our video-on-demand transport costs; c) a 13% decline in our content amortization costs; d) a 10% decline in our C-Band call center costs as we continue to manage the costs associated with this platform; and e) a 34% decline in depreciation and equipment lease costs as certain equipment and leases reached the end of their estimated useful lives. The decline in these costs was slightly offset by a 17% increase in our broadcast and media preparation costs due to a larger quantity of content being processed through our digital broadcast center, which required an increase in personnel.

      The decline in our transponder costs is related to the negotiation of a reduced monthly rate for our cable transponders as well as to the cancellation of a transponder lease for our Pleasure network as of the end of the third quarter of our 2007 fiscal year. The decrease in our video-on-demand transport costs is related to the use of a new vendor for the transport of our video-on-demand content to certain cable MSOs. Our video-on-demand transport costs increased by $0.5 million during the fourth quarter of our 2007 fiscal year for the accrual of a settlement with one of our video-on-demand transport providers over a contract dispute.

      The 12% decrease in cost of sales from the 2005 fiscal year to the 2006 fiscal year is due to: a) a 27% decline in our transponder costs, b) a 19% decline in our uplinking costs, c) a 14% decline in our video-on-demand transport costs and d) a 52% decline in depreciation and operating lease expense. The decline in our transponder and uplinking costs is due to the renegotiation of our contracts for these services during the 2005 and 2006 fiscal years. The decline in our video-on-demand transport costs is related to the utilization of a new vendor for the transportation of our video-on-demand content to certain MSOs. The decline in our depreciation and operating lease costs is due to our equipment reaching the end of their estimated useful depreciable lives and the completion of most of the remaining operating leases during the 2006 fiscal year.

Operating Income

      Operating income increased 20% from 2006 to 2007 as a result of a 10% increase in revenue and a 9% decline in cost of sales, which together more than offset our 11% increase in operating expenses. Our gross margins increased to 76% in 2007 from 71% in 2006. Operating expenses as a percentage of revenue remained flat at 20% for both the 2007 and 2006 fiscal years.

      The 11% increase in our operating expenses from 2006 to 2007 was related to a $0.3 million increase in expenses related to the adoption of SFAS 123(R) which requires us to expense the fair market value of stock options over the vesting period of the options, an increase in costs related to advertising our networks on other channels in an effort to raise brand awareness and drive pay-per-view buys, an increase in trade show expenses as we continue to expand our presence at certain cable and DBS events, an increase in expenses related to branding and consumer studies performed during the year, and an increase in expenses associated with the development and creation of unique interstitial and video-on-demand content. The increase in these expenses was partially offset by a decline in expenses related to moving one of our salesmen to the wireless segment. We anticipate that our advertising costs will increase in 2008 as we continue our effort to increase brand awareness at the consumer level throughout the year.

      Operating income increased 5% from 2005 to 2006 primarily as a result of an increase in our gross margin. Gross margin increased to 71% from 67% year-over-year. Gross profit increased by 4% year-over-year due to a 12% decrease in cost of sales, which more than offset the 1% decline in revenue from 2005.

      Operating expenses as a percentage of revenue increased to 20% of revenue during our 2006 fiscal year from 19% of revenue during our 2005 fiscal year. Overall, operating expenses increased by 2% year-over-year from 2005. The increase in operating expenses is related to an increase in trade show costs, marketing costs and employee salaries. The increase in trade show costs is due to our exhibition at the National Cable and Television Association industry show during the 2006 fiscal year. Due to increased competition in the adult programming category, we felt that we needed an increased level of visibility at this trade show. In past years, we had attended but not exhibited at this show. Marketing costs increased as we increased the number of co-op marketing programs that we conducted at the local level with the affiliated systems of our cable MSOs. The increase in payroll costs was necessary for us to remain competitive and to increase employee retention.

      The increase in trade show, marketing and payroll costs was partially offset by a decline in operating lease costs, due to the term of our leases ending during the 2006 fiscal year, and a decrease in amortization expense.

FILM PRODUCTION GROUP

      The following table sets forth certain financial information for the Film Production Group for the year ended March 31:

	(In Millions) Year Ended March 31
	2007	2006
NET REVENUE
Owned Title Revenue	$11.6	$0.6
Repped Title Revenue	2.1	0.5

TOTAL	13.7	1.1
COST OF SALES	7.0	0.6

GROSS PROFIT	$6.7	$0.5

GROSS MARGIN	49%	45%

OPERATING EXPENSES	$4.5	$0.7

NET INCOME (LOSS)	$2.2	$(0.2)

      We completed the acquisition of the Film Production Group on February 10, 2006. The results for the 2006 fiscal year are for the period February 11 through March 31, 2006. The 2007 fiscal year results reflect a full twelve months. We have focused our discussion below on the 2007 results only as we do not believe that a comparative analysis to the 2006 results would provide any meaningful value to our investors.

Net Revenue

      Owned title revenue is earned by licensing the rights to content in our library or our newly produced content consisting of erotic thrillers, series, and adult reality-styled event content, as well as from acting as a producer-for-hire on certain film productions for larger, mainstream studios.

      Revenue during the 2007 fiscal year was generated by the licensing and delivery of international rights on over thirty erotic titles and three series, the licensing and delivery of thirty-five erotic titles to several U.S. premium pay television services, the delivery of one film in which we acted as a producer-for-hire, the licensing and delivery of a 13-episode series to one of our U.S. premium pay television customers, the delivery of one title for use on domestic television, the licensing and delivery of several horror films for home video distribution through Lionsgate, the licensing and delivery of six titles to an international premium service provider, and the continued delivery of our erotic thrillers and event content through domestic and international cable and DBS pay-per-view platforms.

      In addition, during the 2007 fiscal year we earned revenue from the distribution of our adult, reality-styled event content through the video-on-demand platform of the largest cable MSO in the U.S. We began the distribution of our event content on the video-on-demand platforms of several cable MSOs during the latter part of our 2007 fiscal year, with the most recent launch occurring in March 2007. Additional launches of both our event and movie content for distribution on U.S. and Canadian cable MSOs’ video-on-demand platforms are expected throughout the 2008 fiscal year. We currently distribute our event content to approximately 13.9 million video-on-demand households in the U.S. However, due to revenue recognition criteria, we must receive remittance information before we can recognize revenue from these launches. Therefore, revenue from new video-on-demand launches is not recognized until 60 - 90 days after the initial launch of our content.

      Revenue in our 2008 fiscal year will be impacted by continued launches on U.S. and Canadian video-on-demand platforms, our acting as a producer-for-hire for at least one and possibly two large mainstream productions, a decrease in our license fee with the largest DBS platform in the U.S., a change in the location of our content on this DBS platform’s electronic programming guide to locate our content in the adult neighborhood which occurred earlier in our 2007 fiscal year, and a decrease in revenue from the distribution of our content to U.S. cable operators through In Demand.

      Repped title revenue represents revenue from the licensing of film titles which we represent (but do not own) under international sales agency relationships with various independent film producers. We actively represent over 80 titles under both the Mainline Releasing and Lightning Entertainment labels. Over half of our repped title revenue was earned from ten titles during the 2007 fiscal year. We continue to believe that we will be successful in identifying titles with international and domestic appeal to represent during our 2008 fiscal year. We expect revenue from our repped title business in 2008 to be similar to that generated during the 2007 fiscal year.

Cost of Sales

      Cost of sales is primarily comprised of amortization of our content as well as delivery and distribution costs related to our owned content. There are no significant costs of sales related to the repped title business.

      Film amortization is determined based on the revenue recognized in the current period for a title divided by the ultimate revenue expected for the title as determined at the beginning of the fiscal year times the unamortized cost for that title. Because of the valuation placed on the film library as a result of the acquisition, our unamortized film cost is higher than prior to the acquisition, resulting in higher amortization costs. Therefore, the margins we are recognizing on content that existed as of February 10, 2006 are much lower than we would normally recognize for the distribution of our content. As we begin to monetize films that are currently in production over the next 12 months, we would expect that our margins would increase. Currently, our film amortization comprises approximately 86% of total costs of sales and is 55% of our owned title revenue.

      We anticipate that our cost of sales will increase during our 2008 fiscal year for the costs incurred related to one, and possibly two, new producer-for-hire projects. These projects result in large production costs and gross margins of approximately 20%.

Operating Income

      Our operating income of $2.2 million is a result of generating a 49% gross margin, coupled with operating expenses equal to 33% of net revenue.

      Our operating expenses include an accrual of the contingent earnout payments related to the acquisition as well as the amortization of intangibles identified as part of the MRG acquisition. Under the provisions of the Earnout Agreement, the two principals of the Film Production Group are able to earn up to $2 million over three calendar years if certain EBITDA (earnings before interest, taxes, depreciation, and amortization) targets are met. These EBITDA targets are partially cumulative over the three-year period. Additionally, as part of the valuation of the acquisition, $3.4 million was allocated to non-compete agreements and contractual/non-contractual relationships. The value of these identifiable intangibles is being amortized over five years on a straight-line basis. The earnout and amortization of intangibles represent over 30% of our total operating expenses.

      Our other operating expenses relate primarily to payroll and benefits, travel and trade show costs for the acquisition, sales and marketing of our owned and repped films, legal costs, rent, sales commissions, and depreciation.

INTERNET GROUP

      The following table sets forth certain financial information for the Internet Group for the three years ended March 31:

	(In Millions) Year ended March 31			Percent Change
	2007	2006	2005	’07 vs’06	’06 vs’05
NET REVENUE
Net Membership	$1.9	$2.3	$2.4	(17%)	(4%)
Other	0.4	0.2	0.3	100%	(33%)

TOTAL	2.3	2.5	2.7	(8%)	(7%)
COST OF SALES	1.0	1.0	1.2	—	(17%)

GROSS PROFIT	$1.3	$1.5	$1.5	(13%)	—

GROSS MARGIN	57%	60%	56%

OPERATING EXPENSES[1]	$1.5	$1.1	$1.3	36%	(15%)

OPERATING INCOME[1]	$(0.2)	$0.4	$0.2	(150%)	100%

1Amounts do not include the impact of the (Asset Impairment) Restructuring Recovery discussed below.

Net Revenue

      The 17% decline in net membership revenue from 2006 to 2007 and the 4% decline in net membership revenue from 2006 to 2005 were a result of a decline in traffic to our web site and a continued erosion of the sale of monthly memberships. We do not actively market our websites and we participate in only a select number of affiliate webmaster traffic generating programs. Instead, we depend primarily upon our adult domain names and advertising on the Pay TV Group’s networks to generate type-in traffic for www.ten.com.

      During the 2005 fiscal year we implemented new pricing and marketing strategies that helped to slow the decline in our membership revenue. During the 2005 fiscal year we increased our monthly membership price to $29.95 from $19.95. In addition, we offered a three-month membership for $74.95. This price increase applied only to new members joining our site. At the end of our 2007 fiscal year, based on testing several price points, we changed the monthly membership price to our website back to $19.95. This price point is more competitive with other adult websites and provides a more compelling retail proposition to our customers. This new price point applies only to new members joining our site.

      We are currently redesigning our website in an effort to increase the rate of conversion of traffic to the site into paying members. During our 2008 fiscal year, we will also be implementing a new affiliate marketing program designed to create incentives for the direction of traffic to www.ten.com. We expect these new initiatives to reverse the decline in our membership revenue over the course of our 2008 fiscal year.

      The increase in other revenue from 2006 to 2007 is related to the sale of our content via wireless platforms offset by a decrease in the sale of content to third-party webmasters. The decrease in other revenue from 2005 to 2006 is related to the sale of content to third-party webmasters. Webmasters have been decreasing their reliance on outside sources for content and demanding lower prices for the content that they do purchase.

      Because of challenges associated with the distribution of our content to wireless platforms, including low margins and the slow growth of this market in the U.S. where distributors are hesitant to distribute this content, we have determined that further investment into this distribution platform cannot be justified. Therefore, we do not anticipate revenue growth in this area during the 2008 fiscal year.

Cost of Sales

      Cost of sales consists of expenses associated with credit card processing, bandwidth costs, traffic acquisition costs, content costs, and depreciation of assets. Cost of sales, as a percentage of revenue, was 43%, 40%, and 44% for the years ended March 31, 2007, 2006, and 2005, respectively.

      Cost of sales was flat from 2006 to 2007. We experienced a decrease in credit card processing costs related to the decline in our membership revenue. In addition, traffic acquisition costs and depreciation expense declined during this same period. The decrease in these costs was offset by an increase in costs associated with the distribution of our content on wireless platforms, including content costs, SMS fees, and software costs. We anticipate that these costs will decrease to zero during our 2008 fiscal year as we lessen our focus on distributing our content on wireless platforms.

      The 17% decrease in costs of sales from 2005 to 2006 is primarily related to a decrease in bandwidth costs, credit card processing costs, depreciation expense and traffic acquisition costs. Bandwidth costs declined due to new contracts with lower per megabit costs. Credit card processing costs declined due to the year-over-year decline in our membership revenue. Depreciation costs declined as our equipment reached the end of its depreciable life. Traffic acquisition costs declined due to less traffic being sent to our website that resulted in a paying membership to us. The decline in these costs was partially offset by an increase in costs associated with the development of our wireless products.

Operating Income (Loss)

      The 150% decline in operating income from 2006 to 2007 is primarily related to a $0.2 million decline in revenue and a $0.4 million increase in operating expenses during this same period. The 36% increase in operating costs is primarily related to an increase in costs related to the development and distribution of our content to wireless platforms. During the 2007 fiscal year we dedicated several employees, including one of our salesmen, to our wireless distribution efforts. We attended several wireless trade shows during the year and traveled overseas to markets in Europe and the U.K. Additionally, we incurred advertising costs in the U.S. to promote a SMS campaign.

      The increase in costs associated with the distribution of our content on wireless platforms was offset by a decline in costs related to our web product as we decreased the number of personnel dedicated to this product. We anticipate that costs associated with our wireless product will decline during our 2008 fiscal year as we dedicate fewer resources to the distribution of content on this platform. We expect that operating costs associated with www.ten.com will increase during our 2008 fiscal year with the dedication of more internal and external resources to the development and distribution of our web product.

      The 100% increase in operating income from 2005 to 2006 is primarily due to the fact that our revenue, cost of sales and operating expenses all declined by $0.2 million from 2005. The 15% decline in our operating costs is primarily related to a decrease in legal costs. In fiscal year 2005, our legal expenses included a $0.2 million non-recurring charge for a settlement of a lawsuit. The decrease in our legal costs was partially offset by an increase in costs related to the development and distribution of content to wireless platforms. These costs included consulting costs, the hiring of dedicated wireless personnel, and our attendance at several wireless trade shows.

(Asset Impairment) Restructuring Recovery

	(In Millions) Year ended March 31
	2007	2006	2005
(Asset Impairment) Restructuring recovery	$(0.5)	$—	$0.6

      During the 2007 fiscal year, our Internet Group recognized an impairment loss of $0.5 million. Of this amount, $0.4 million is related to the impairment of our Internet Group’s licensed content. Management has undertaken an ongoing project to assess all of its content under license for use across all of its delivery platforms. As part of this continued effort to increase the quality of its internet and wireless products, management’s programming department determined that this content did not meet its stringent quality requirements to allow for its continued use within these products. Accordingly, management determined that no additional cash flows from this content could be generated in future periods, resulting in the full impairment of the remaining unamortized cost basis of the content at this time.

      The remaining $0.1 million asset impairment charge related to software used in the distribution of our content on wireless platforms. Because of the challenges associated with distributing our content on wireless platforms until a market develops in the U.S., we decided at the end of our 2007 fiscal year to decrease the amount of resources dedicated to the distribution of content on this platform. Accordingly, we impaired the value of the software associated with this content distribution platform because management determined that no additional cash flows could be generated in future periods from this asset, resulting in the full impairment of the remaining unamortized cost basis.

      As part of the Internet Group restructurings that were completed during the fiscal years ended March 31, 2002 and 2003, we had accrued approximately $1.6 million for excess office space in Sherman Oaks, California. During the 2005 fiscal year, we reached a final settlement with the landlord for this space. As part of the settlement, we paid $0.4 million to the landlord and we were released from any ongoing obligations for the space. The $0.6 million of rent restructuring reserve remaining at that time was reversed into income as a result of this settlement.

Corporate Administration

The following table sets forth certain financial information for corporate administration expenses for the three years ended March 31:

	(In Millions) Year ended March 31			Percent Change
	2007	2006	2005	’07 vs’06	’06 vs’05
Operating Expenses	$(8.5)	$(6.0)	$(5.8)	42%	3%

      Expenses related to corporate administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Pay TV, Film Production and Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation cost, and printing costs associated with our public filings.

      The 42% increase in corporate administration expenses from 2006 to 2007 is primarily related to the following: a) an increase in expense due to the adoption of SFAS No. 123 (R) during the 2007 fiscal year which requires us to expense the fair value of stock options over the vesting period; b) an increase in costs related to the addition of a chief operating officer and chief information officer to the executive team; c) an increase in outside legal costs; d) an increase in outside accounting fees related primarily to ensuring that our Film Production segment was compliant with Section 404 of the Sarbanes-Oxley Act (“Section 404”); e) an increase in internal accounting resources necessary for increased compliance requirements; and f) an increase in insurance costs related to additional key man life for the principals of the Film Production segment and higher D&O limits.

      The 3% increase in corporate administrative expenses from 2005 to 2006 is primarily due to an increase in legal, consulting and payroll costs. Legal fees increased due to a lawsuit that went to trial during the 2006 fiscal year. We prevailed in the lawsuit and no additional costs related to it have been incurred since. The increase in consulting expense is related to fees paid to an investment-banking firm hired by our Board to assist us in analyzing strategic alternatives. The increase in payroll costs is due to additional accounting personnel hired during the year, an increase in annual salaries of our executives, and the addition of a VP of Marketing and Corporate Strategy to the corporate staff. The increase in legal, consulting and payroll costs was partially offset by a 34% decrease in accounting fees related to lower costs associated with our continuing compliance with Section 404.

Deferred Taxes

      SFAS 109, Accounting for Income Taxes requires, among other things, the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss and tax credit carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. We routinely evaluate our recorded deferred tax assets to determine whether it is still more likely than not that such deferred tax assets will be realized.

      During the 2006 fiscal year, we determined that it was more likely than not that we would utilize our net operating losses. Accordingly, we reversed the remaining valuation allowance.

      Net deferred tax liabilities of approximately $2.2 million pertain to certain temporary differences related to purchased intangibles and the film library, which were acquired as part of the MRG acquisition completed during the prior fiscal year.

Liquidity and Capital Resources

Cash Flows from Operating Activities and Investing Activities:

      Our statements of cash flows are summarized as follows (in millions):

	Year Ended March 31,
	2007	2006	2005
Net cash provided by operating activities	$18.9	$12.3	$15.0

Cash flows used in investing activities:
Purchases of equipment and furniture	(1.8)	(1.0)	(1.2)
Redemption of available-for-sale securities	27.8	38.4	8.9
Purchase of available-for-sale securities	(26.3)	(35.5)	(21.0)
Payment for business acquisitions, net of cash acquired	—	(13.3)	—
Restricted funds held in escrow	—	(2.6)	—
Related party note payable	(0.6)	—	—
Other	—	—	(0.3)

Net cash used in investing activities	$(0.9)	$(14.0)	$(13.6)

The increase in cash provided by operating activities from 2006 to 2007 was primarily related to:

• An increase in net income of $1.0 million;

• An increase in depreciation and amortization of $5.6 million from 2006 related to the amortization of content and intangibles of our Film Production Group;

• An increase in stock based compensation of $1.0 million related to the adoption of SFAS 123 (R) which requires the expensing of the fair market value of options granted over the vesting period; and

• A $1.7 million increase in our other assets and liabilities which is primarily related to an increase in accrued compensation, deferred producer liabilities, and accrued interest payable.

This increase in cash provided by operating activities from 2006 to 2007 was offset by:

• An increase in the amount of content licensed by our Pay TV Group in the amount of $0.9 million;

• The production of new content by our Film Production Group requiring a use of cash in the amount of $2.6 million; and

• A decline in our deferred tax liability of $1.0 million.

The decline in cash provided by operating activities from 2005 to 2006 was primarily related to:

• The amount spent on content licensing increased $0.9 million from the 2005 fiscal year;

• Accounts receivable increased $2.1 million during the 2006 fiscal year, as compared to an increase in accounts receivable of $1.2 million in the 2005 fiscal year; and

• A decline in tax benefits from the exercise of options and warrants to $0.5 million for the 2006 fiscal year from $4.0 million for the 2005 fiscal year.

      Net cash used in investing declined from 2006 as we did not complete any acquisitions during the 2007 fiscal year. Capital expenditures for the 2007 fiscal year of $1.8 million relate to the purchase of editing equipment, computers, servers, software, encryption equipment for new cable launches, a storage area network system, and an archival storage system.

      Net cash used in investing activities increased slightly from 2005 to 2006. We experienced a net redemption of the investments of our excess cash balances of $2.9 million during the 2006 fiscal year as we accumulated the short-term cash position necessary to complete the acquisition of MRG. We paid $13.3 million for the purchase of MRG during the fourth quarter of the 2006 fiscal year. In addition, $2.6 million related to this acquisition was being held in escrow pending the resolution of certain contingencies. Our capital expenditures for the 2006 fiscal year of $1.0 million related to the purchase of software for our wireless platform, editing equipment, encryption equipment for new cable launches, and miscellaneous computers, servers, switches and software.

      The net cash used in investing activities in 2005 was primarily related to the investment of our excess cash balances in certificates of deposits and fixed income debt instruments. Capital expenditures of $1.2 million during the 2005 fiscal year were related to the final leasehold improvements made to our digital broadcast center, the purchase of a new storage area network solution to allow for increased redundancy and efficient future storage expansion, and various servers, computers, editing and broadcasting equipment.

Cash Flows from Financing Activities:

      Our cash flows (used in) provided by financing activities are as follows (in millions):

	Year Ended March 31,
	2007	2006	2005
Cash flows (used in) provided by financing activities:
Payments on capital lease obligations	$—	$(0.2)	$(0.4)
Decrease in notes payable	—	(4.5)	(0.4)
Proceeds from stock option and warrant exercises	2.8	0.8	2.7
Purchase of common stock	(2.2)	—	—
Payment of dividend	(14.6)	—	—
Excess tax benefit from option/warrant exercise	0.8	—	—
Other	—	(0.2)	(0.2)

Net cash (used in) provided by financing activities:	$(13.2)	$(4.1)	$1.7

      Net cash used during our 2007 fiscal year was primarily related to the payment of a special dividend in the amount of $0.60 per share or $14.6 million in February 2007. In addition, we repurchased 250,000 shares of our common stock during the quarter ended September 30, 2006 at an average price of $8.64 per share. The use of this cash was slightly offset by $2.8 million in proceeds from the exercise of stock options during the year and a tax benefit of $0.8 million related to tax deductions that we receive upon the exercise of options by employees and non-employee directors in excess of those anticipated at the time the option is granted.

      During the 2006 fiscal year we assumed the debt outstanding on a line of credit and interest payable in the amount of $4.5 million as part of our acquisition of MRG. We paid down this line of credit to $0 simultaneously with the closing of the acquisition in February 2006. This use of cash was only slightly offset by cash received from the exercise of stock options and warrants during the year of $0.8 million.

      During the 2005 fiscal year, we received $2.7 million from the exercise of stock options and warrants. This cash from financing activities was offset by the repayment of a $0.4 million secured note payable that was due to an unrelated third party.

      If we were to lose our major customers that account for 21%, 14%, 13%, and 12% of our revenue as of the year ended March 31, 2007, respectively, our ability to finance our future operating requirements would be severely impaired. The new agreement entered into with the second largest DBS platform in the U.S. during the third quarter of our 2007 fiscal year resulted in an adjustment to our historical revenue splits. This adjustment will result in a decline in cash flow generated by this customer in our 2008 fiscal year.

      We anticipate capital expenditures to be approximately $1.8 million, content licensing expenditures to be approximately $3.0 million, and our film production expenditures to be approximately $4.0 million during our 2008 fiscal year.

      In December 2005, our Board of Directors approved a stock repurchase plan to purchase up to 2.0 million shares of our stock over 30 months. To date, we have repurchased 250,000 shares. At our current stock price, this would require a use of cash of approximately $15 million over the next 15 months to complete this stock repurchase plan.

      We expect to pay a recurring quarterly dividend of $0.125 per share of common stock beginning in June 2007. Based on the number of shares currently outstanding, this will require a use of cash of approximately $12.2 million annually. Our Board of Directors has declared a $0.125 per share dividend payable on June 29, 2007 to shareholders of record on June 4, 2007.

      As part of the MRG acquisition we entered into an earnout agreement, which would require a $2.0 million payment over three calendar years if certain EBITDA targets are met. The 2006 calendar year earnout was achieved and the amount due to the principals was paid in May 2007.

      We believe that existing cash and cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures, content licensing or film production costs that may be incurred can be financed through our cash flows from operations.

      The following is a summary of our contractual obligations for the periods indicated that existed as of March 31, 2007, and is based on information appearing in the Notes to the Consolidated Statements:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Lease Obligations	$8,680	$2,550	$3,499	$2,086	$545

      The above table does not include obligations for employment contracts that expire through March 31, 2010. These obligations under employment agreements total $5.3 million, $4.7 million, and $1.1 million for years ended March 31, 2008, 2009 and 2010, respectively and include our obligation under the earnout provisions for the acquisition of MRG which occurred on February 10, 2006.

OFF BALANCE SHEET ARRANGEMENTS

      We entered into a two-year agreement with the largest DBS platform in the U.S. for the distribution of two of our services beginning in April 2006. This agreement requires us to meet certain performance targets. If we are unsuccessful in meeting these performance targets we would have to make up the shortfall in an amount not to exceed our total license fee earned. As of March 31, 2007, we believe that we will meet and exceed the agreed upon performance targets. Revenue generated as a result of this agreement was equal to 10% of total consolidated revenues. There are no incremental expenses incurred with distributing our service to this DBS platform.

NEW ACCOUNTING PRONOUNCEMENTS

      In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for us beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our results of operations and financial position.

      In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary, and specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. The application of SAB No. 108 did not have a material impact on our results from operations or financial position.

      In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning April 1, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our results of operations and financial position.

      In July 2006, the FASB issued Financial Accounting Standards Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing the effects of FIN No. 48.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Market Risk. The Company’s exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

      Interest Rate Risk. As of June 1, 2007, the Company had cash in checking and money market accounts, certificates of deposits, and fixed income debt securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

      Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities and Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of New Frontier Media, Inc.’s internal control over financial reporting as of March 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of New Frontier Media, Inc.’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that, as of March 31, 2007, New Frontier Media, Inc. maintained effective internal control over financial reporting.

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

      We have audited management’s assessment, included in the accompanying Management’s Report On Internal Control Over Financial Reporting, that New Frontier Media, Inc. and Subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). New Frontier Media, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projects of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that New Frontier Media, Inc. and Subsidiaries maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Also in our opinion, New Frontier Media, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Frontier Media, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholder’s equity and cash flows for each of the three years in the period ended March 31, 2007 and our report dated June 14, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
June 14, 2007

ITEM 9B. OTHER INFORMATION.

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

      Incorporated herein by reference to “Information about the Nominees” in the definitive proxy statement to be filed with the SEC relating to the registrant’s Annual Meeting of Shareowners to be held on August 24, 2007

      Please see “Executive Officers of the Registrant” in Part I of this form.

      Section 16 of the Securities Exchange Act of 1934 and the related rules of the Securities and Exchange Commission require our directors and executive officers and beneficial owners of more than 10% of our common stock to file reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended March 31, 2007, except that one form reporting one transaction was filed late for Mr. Piper and Mr. Walter’s initial report on Form 3 was filed late.

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

ITEM 11. EXECUTIVE COMPENSATION.

      Incorporated by reference to “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2007 Fiscal Year-End,” “Option Exercises and Stock Vested in Fiscal 2007,” “Potential Payments Upon Termination” and “Non-management Directors’ Compensation for Fiscal 2007” in the definitive proxy statement to be filed with the SEC relating to the registrant’s Annual Meeting of Shareowners to be held August 24, 2007

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      Incorporated by reference to “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the definitive proxy statement to be filed with the SEC relating to the registrant’s Annual Meeting of Shareowners to be held August 24, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

      Incorporated by reference to “Certain Relationships and Related Transactions” and “Director Independence” in the definitive proxy statement to be filed with the SEC relating to the registrant’s Annual Meeting of Shareowners to be held August 24, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      Incorporated by reference to “Audit Fees and All Other Fees” in the definitive proxy statement to be filed with the SEC relating to the registrant’s Annual Meeting of Shareowners to be held August 24, 2007.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      The following documents are filed as part of this report:

      1) FINANCIAL STATEMENTS

The financial statements listed in the Table of Contents to Consolidated Financial Statements are filed as part of this report.

      2) FINANCIAL STATEMENT SCHEDULES — All schedules have been included in the Consolidated Financial Statements or Notes thereto.

3) EXHIBITS

Exhibits Number		Description
3.01		—Amended and Restated Articles of Incorporation of the Company (13)
3.02		—Amended and Restated Bylaws of the Company (13)
4.01		—Form of Common Stock Certificate (1)
4.02		—Rights Agreement between New Frontier Media, Inc. and Corporate Stock Transfer, Inc. (14)
4.03		—Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, together with the related Rights Certificate, included as Appendices A and B to the Rights Agreement incorporated by reference herein as Exhibit 4.02
10.01		—Office Lease Agreement for premises at 5435 Airport Boulevard, Boulder CO. (2)
10.02		—Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service (3)
10.03		—Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service (3)
10.04		—Amendment No. 1 to Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service (3)
10.05		—License Agreement between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc. (3)
10.06		—Amendment Number Two to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service (4)
10.07		—Amendment Number 1 between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service (5)
10.08		—Amendment Number 4 between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service (7)
10.09		—Office Lease Agreement between New Frontier Media, Inc. and Northview Properties, LLC (7)
10.10		—Lease Modification Agreement between New Frontier Media, Inc. and LakeCentre Plaza Limited, LLP (7)
10.11		—Catalog License Agreement between Pleasure Productions, Inc. and Colorado Satellite Broadcasting, Inc. (7)
10.12		—Telecommunications Services Agreement between WilTel Communications, LLC and Colorado Satellite Broadcasting, Inc. (8)
10.13		—Amendment No. 3 to Contract Number T70112100 between Colorado Satellite Broadcasting, Inc. and Intelsat USA Sales Corp. (9)
10.14	*	—Employment Agreement between New Frontier Media, Inc. and Ira Bahr (10)

Exhibits Number		Description
10.15		—Affiliation Agreement for DTH Satellite Exhibition Programming of Cable Network Programming between Directv, Inc. and Colorado Satellite Broadcasting, Inc. (11)
10.16		—Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation (12)
10.17	*	—Employment Agreement between New Frontier Media, Inc. and Michael Weiner (12)
10.18	*	—Employment Agreement between New Frontier Media, Inc. and Karyn Miller (12)
10.19	*	—Employment Agreement between New Frontier Media, Inc. and Ken Boenish (12)
10.20		—Summary of Director Compensation Arrangements
10.21		—1998 Incentive Stock Plan (15)
10.22		—1999 Incentive Stock Plan(16)
10.23		—Millennium Incentive Stock Plan(17)
10.24		—2001 Incentive Stock Plan(18)
14.01		—Code of Ethics for New Frontier Media, Inc.’s Financial Management (6)
21.01		—Subsidiaries of the Company (13)
23.01		—Consent of Grant Thornton LLP
31.01		—Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02		—Certification by CFO Karyn Miller pursuant to Rule 13a-14(a)/15d-14(d)
32.01		—Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02		—Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-35337).

(2) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 1999 (File No. 000-23697).

(3) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-23697).

(4) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-23697).

(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 000-23697).

(6) Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2003 (File No. 000-23697).

(7) Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2004 (File No. 000-23697).

(8) Incorporated by reference to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-23697).

(9) Incorporated by reference to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-23697).

(10) Incorporated by reference to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended December 31, 2005 (File No. 000-23697).

(11) Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2006 (File No. 000-23697).

(12) Incorporated by reference to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-23697).

(13) Incorporated by reference to Form 8-K filed on May 9, 2007.

(14) Incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 000-23697).

(15) Incorporated by reference to the Company’s Definitive Proxy Statement filed on August 7, 1998 (File No. 000-23697).

(16) Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 28, 1999 (File No. 000-23697).

(17) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on March 23, 2001 (File No. 333-57554).

(18) Incorporated by reference to the Company’s Definitive Proxy Statement filed on July 23, 2001 (File No. 000-23697).

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FRONTIER MEDIA, INC.

Michael Weiner
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity	Date
/s/ MICHAEL WEINER	June 14, 2007
Name: Michael Weiner Title: Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ KARYN MILLER	June 14, 2007
Name: Karyn Miller Title: Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ MARC GREENBERG	June 14, 2007
Name: Marc Greenberg Title: Director
/s/ MELISSA HUBBARD	June 14, 2007
Name: Melissa Hubbard Title: Director
/s/ ALAN ISAACMAN	June 14, 2007
Name: Alan Isaacman Title: Director
/s/ DAVID NICHOLAS	June 14, 2007
Name: David Nicholas Title: Director
/s/ HIRAM WOO	June 14, 2007
Name: Hiram Woo Title: Director

EXHIBITS

Exhibits Number		Description
3.01		—Amended and Restated Articles of Incorporation of the Company (13)
3.02		—Amended and Restated Bylaws of the Company (13)
4.01		—Form of Common Stock Certificate (1)
4.02		—Rights Agreement between New Frontier Media, Inc. and Corporate Stock Transfer, Inc. (14)
4.03		—Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, together with the related Rights Certificate, included as Appendices A and B to the Rights Agreement incorporated by reference herein as Exhibit 4.02
10.01		—Office Lease Agreement for premises at 5435 Airport Boulevard, Boulder CO. (2)
10.02		—Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service (3)
10.03		—Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service (3)
10.04		—Amendment No. 1 to Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service (3)
10.05		—License Agreement between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc. (3)
10.06		—Amendment Number Two to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service (4)
10.07		—Amendment Number 1 between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service (5)
10.08		—Amendment Number 4 between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service (7)
10.09		—Office Lease Agreement between New Frontier Media, Inc. and Northview Properties, LLC (7)
10.10		—Lease Modification Agreement between New Frontier Media, Inc. and LakeCentre Plaza Limited, LLP (7)
10.11		—Catalog License Agreement between Pleasure Productions, Inc. and Colorado Satellite Broadcasting, Inc. (7)
10.12		—Telecommunications Services Agreement between WilTel Communications, LLC and Colorado Satellite Broadcasting, Inc. (8)
10.13		—Amendment No. 3 to Contract Number T70112100 between Colorado Satellite Broadcasting, Inc. and Intelsat USA Sales Corp. (9)
10.14	*	—Employment Agreement between New Frontier Media, Inc. and Ira Bahr (10)
10.15		—Affiliation Agreement for DTH Satellite Exhibition Programming of Cable Network Programming between Directv, Inc. and Colorado Satellite Broadcasting, Inc. (11)
10.16		—Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation (12)
10.17	*	—Employment Agreement between New Frontier Media, Inc. and Michael Weiner (12)
10.18	*	—Employment Agreement between New Frontier Media, Inc. and Karyn Miller (12)
10.19	*	—Employment Agreement between New Frontier Media, Inc. and Ken Boenish (12)
10.20		—Summary of Director Compensation Arrangements
10.21		—1998 Incentive Stock Plan (15)
10.22		—1999 Incentive Stock Plan(16)
10.23		—Millennium Incentive Stock Plan(17)
10.24		—2001 Incentive Stock Plan(18)
14.01		—Code of Ethics for New Frontier Media, Inc.’s Financial Management (6)

Exhibits Number	Description
21.01	—Subsidiaries of the Company (13)
23.01	—Consent of Grant Thornton LLP
31.01	—Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	—Certification by CFO Karyn Miller pursuant to Rule 13a-14(a)/15d-14(d)
32.01	—Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	—Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-35337).

(2) Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended March 31, 1999 (File No. 000-23697).

(3) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-23697).

(4) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-23697).

(5) Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 000-23697).

(6) Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2003 (File No. 000-23697).

(7) Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2004 (File No. 000-23697).

(8) Incorporated by reference to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-23697).

(9) Incorporated by reference to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-23697).

(10) Incorporated by reference to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended December 31, 2005 (File No. 000-23697).

(11) Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2006 (File No. 000-23697).

(12) Incorporated by reference to the Company’s Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-23697).

(13) Incorporated by reference to Form 8-K filed on May 9, 2007.

(14) Incorporated by reference to the Company’s Registration Statement on Form 8-A (File No. 000-23697).

(15) Incorporated by reference to the Company’s Definitive Proxy Statement filed on August 7, 1998 (File No. 000-23697).

(16) Incorporated by reference to the Company’s Definitive Proxy Statement filed on September 28, 1999 (File No. 000-23697).

(17) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on March 23, 2001 (File No. 333-57554).

(18) Incorporated by reference to the Company’s Definitive Proxy Statement filed on July 23, 2001 (File No. 000-23697).

* Denotes management contract or compensatory plan or arrangement.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
   New Frontier Media, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheets of New Frontier Media, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Frontier Media, Inc. and Subsidiaries as of March 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective April 1, 2006 in connection with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

      Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II—Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic financial statements. For each of the three years in the period ended March 31, 2007, this schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of New Frontier Media, Inc. and Subsidiaries’ internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 14, 2007 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
June 14, 2007

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	March 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$17,345	$12,611
Restricted cash	1,710	2,646
Marketable securities	8,681	8,730
Accounts receivable, net of allowance for doubtful accounts of $41 and $32, at March 31, 2007 and 2006, respectively	12,249	12,395
Taxes receivable	986	—
Deferred tax asset	528	444
Prepaid and other assets	1,877	871

Total current assets	43,376	37,697

Equipment and furniture, net	4,534	4,082
Prepaid distribution rights, net	9,084	8,877
Marketable securities	587	1,936
Recoupable costs and producer advances	1,278	1,203
Film costs, net	6,991	10,412
Goodwill	18,608	16,744
Other identifiable intangible assets, net	2,771	4,687
Other assets	987	1,127

Total assets	$88,216	$86,765

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,942	$2,151
Taxes payable	—	677
Producer payable	1,049	546
Deferred revenue	889	754
Due to related party	647	250
Accrued compensation	3,298	1,857
Deferred producer liabilities	1,344	810
Accrued and other liabilities	3,664	1,440

Total current liabilities	12,833	8,485

Deferred tax liability	976	1,268
Due to related party	—	1,000
Taxes payable	1,726	1,359
Other long-term liabilities	982	3,408

Total liabilities	16,517	15,520

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 24,302 and 23,650 shares issued and outstanding, at March 31, 2007 and 2006, respectively	2	2
Additional paid-in capital	64,191	61,488
Retained earnings	7,536	9,829
Accumulated other comprehensive loss	(30)	(74)

Total shareholders’ equity	71,699	71,245

Total liabilities and shareholders’ equity	$88,216	$86,765

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Year Ended March 31,
	2007	2006	2005
Net sales	$63,271	$46,851	$46,277
Cost of sales	19,631	14,421	15,681

Gross margin	43,640	32,430	30,596

Operating expenses:
Sales and marketing	6,750	5,103	4,862
General and administrative	17,128	11,327	10,463
Impairment expense	533	—	—
Restructuring recovery	—	—	(546)

Total operating expenses	24,411	16,430	14,779

Operating income	19,229	16,000	15,817

Other income (expense):
Interest income	1,241	1,155	403
Interest expense	(229)	(41)	(104)
Other income (loss), net	64	(7)	47

Total other income	1,076	1,107	346

Income before provision for income taxes	20,305	17,107	16,163
Provision for income taxes	(7,996)	(5,824)	(5,041)

Net income	$12,309	$11,283	$11,122

Basic income per share	$0.51	$0.49	$0.50

Diluted income per share	$0.51	$0.48	$0.48

Dividends declared per share	$0.60	$—	$—

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended March 31,
	2007	2006	2005
Net income	$12,309	$11,283	$11,122
Other comprehensive income (loss) Unrealized gain (loss) on available-for-sale marketable securities, net of income tax (expense) benefit of $(27), $12 and $25, in 2007, 2006 and 2005, respectively	44	(19)	(55)

Total comprehensive income	$12,353	$11,264	$11,067

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(in thousands, except per share amounts)

	Common Stock $.0001 Par Value
	Shares	Amounts	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2004	22,386	$2	$49,590	$(12,576)	$—	$37,016
Exercise of stock options/warrants	1,104	—	2,685	—	—	2,685
Cashless exercise of warrants	14	—	—	—	—	—
Retirement of stock	(929)	—	—	—	—	—
Tax provision for capital transactions	—	—	(1,122)	—	—	(1,122)
Tax benefit for stock option/warrant exercises	—	—	4,020	—	—	4,020
Unrealized loss on available-for-sale securities	—	—	—	—	(55)	(55)
Net income	—	—	—	11,122	—	11,122

Balance at March 31, 2005	22,575	2	55,173	(1,454)	(55)	53,666
Exercise of stock options/warrants	326	—	830	—	—	830
Stock issued for acquisition	749	—	5,000	—	—	5,000
Tax benefit for stock option/warrant exercises	—	—	485	—	—	485
Unrealized loss on available-for-sale securities	—	—	—	—	(19)	(19)
Net income	—	—	—	11,283	—	11,283

Balance at March 31, 2006	23,650	2	61,488	9,829	(74)	71,245
Exercise of stock options/warrants	902	—	2,802	—	—	2,802
Tax benefit for stock option/warrant exercises	—	—	1,027	—	—	1,027
Purchase of common stock	(250)	—	(2,160)	—	—	(2,160)
Stock-based compensation	—	—	1,034	—	—	1,034
Unrealized gain on available-for-sale securities	—	—	—	—	44	44
Net income	—	—	—	12,309	—	12,309
Declared dividend ($0.60 per share)	—	—	—	(14,602)	—	(14,602)

Balance at March 31, 2007	24,302	$2	$64,191	$7,536	$(30)	$71,699

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended March 31,
	2007	2006	2005
Cash flows provided by operating activities:
Net income	$12,309	$11,283	$11,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,554	5,991	5,836
Tax benefit from option/warrant exercises	268	485	4,020
Stock-based compensation	1,034	—	—
Impairment expense	533	—	—
Tax provision for capital transaction	—	—	(1,122)
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	146	(2,120)	(1,161)
Accounts payable	(209)	(207)	170
Prepaid distribution rights	(4,152)	(3,225)	(2,287)
Capitalized film costs	(2,626)	(285)	—
Deferred revenue, net	135	59	(820)
Producer payable	503	(263)	—
Taxes receivable and payable, net	(1,296)	1,516	—
Deferred tax asset and liability, net	(1,016)	(757)	(352)
Other assets and liabilities	1,693	(165)	(414)

Net cash provided by operating activities	18,876	12,312	14,992

Cash flows used in investing activities:
Restricted funds held in escrow	—	(2,564)	—
Payment for business acquisitions, net of cash acquired	(18)	(13,332)	—
Purchase of investments available-for-sale	(26,340)	(35,522)	(21,018)
Redemption of investments available-for-sale	27,806	38,448	8,893
Purchase of equipment and furniture	(1,786)	(991)	(1,164)
Payment of related party note arising from business acquisition	(603)	—	—
Other	—	(24)	(328)

Net cash used in investing activities	(941)	(13,985)	(13,617)

Cash flows (used in) provided by financing activities:
Payments on capital lease obligations	—	(154)	(356)
Purchase of common stock	(2,160)	—	—
Decrease in notes payable	—	—	(400)
Payments on line of credit	—	(4,520)	—
Proceeds from stock option and warrant exercises	2,802	830	2,685
Payment of dividend	(14,602)	—	—
Excess tax benefit from option/warrant exercise	759	—	—
Decrease in other financing obligations	—	(275)	(253)

Net cash (used in) provided by financing activities	(13,201)	(4,119)	1,676

Net increase (decrease) in cash and cash equivalents	4,734	(5,792)	3,051
Cash and cash equivalents, beginning of year	12,611	18,403	15,352

Cash and cash equivalents, end of year	$17,345	$12,611	$18,403

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)

	Year Ended March 31,
	2007	2006	2005
Supplemental cash flow data:
Interest paid	$1	$49	$115

Income taxes paid	$9,285	$4,583	$2,656

Noncash investing and financing activities:
Increase in goodwill for final valuation of purchased intangibles, deferred tax liability and other adjustments	$1,846	$—	$—

Escrow funds included in restricted cash used to settle liabilities related to business acquisition	$904	$—	$—

Stock issued for business acquisition	$—	$5,000	$—

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization

New Frontier Media, Inc. is a publicly traded holding company for its operating subsidiaries which are reflected in the Pay TV Group, the Film Production Group and the Internet Group segments.

Pay TV Group

The Pay TV Group segment reflects the operating results of Colorado Satellite Broadcasting, Inc. (“CSB”), d/b/a The Erotic Networks®(“TEN”). This segment is a leading provider of adult programming to multi-channel television providers and low-powered, direct-to-home households. Through its Video-On-Demand (“VOD”) service and its networks — Pleasure, TEN®, TEN*Clips®, Xtsy®, TEN*Blue®, TEN*Blox®, and Real® — the Pay TV Group is able to provide a variety of editing styles and programming mixes to a broad range of adult consumers. Ten Sales, Inc., which is also reflected within the operating results of the Pay TV Group segment, was formed in April 2003 and is responsible for selling the segment’s services.

Film Production Group

On February 10, 2006, New Frontier Media completed an acquisition of MRG Entertainment, Inc., its subsidiaries and a related company, Lifestyles Entertainment, Inc. (collectively “MRG”). The Film Production segment reflects the operating results of MRG, which derives revenue from two principal businesses: the production and distribution of original motion pictures (“owned product”) and the licensing of domestic third party films in international and domestic markets where it acts as a sales agent for the product (“repped product”).

Internet Group

The Internet Group segment includes the operating results of Interactive Gallery (“IGI”), a division of New Frontier Media, which aggregates and resells adult content over the internet. IGI sells content to monthly subscribers through its broadband site, www.ten.com, partners with third-party gatekeepers for the distribution of www.ten.com, wholesales pre-packaged content to various webmasters, and aggregates and resells adult content to wireless carriers in the United States and internationally.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. and its wholly owned subsidiaries (collectively hereinafter referred to as “New Frontier Media” or the “Company”). All significant intercompany accounts, transactions and profits have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by management in several areas, including, but not limited to, the collectibility of accounts receivable, recoupable producer costs and producer advances; the valuation of chargebacks and reserves; the forecast of anticipated revenues (“ultimate” revenues), which is used to amortize film costs; the expected useful life and valuation of our prepaid distribution rights; the valuation of goodwill and intangibles; the useful lives of intangible assets; and assumptions related to the application of Statement of Financial Accounting Standards (“SFAS”) No. 123(R). Management bases its estimates

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and judgments on historical experience and on various other factors that are considered reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid instruments with original maturities of less than 90 days.

Restricted Cash

Restricted cash includes amounts held in escrow pursuant to the MRG acquisition agreement and amounts that are contractually restricted in connection with agreements between the Company and certain film producers.

FDIC Limits

The Company maintains cash deposits with major banks, which exceed federally insured limits. At March 31, 2007, the Company exceeded the federally insured limits by approximately $19.1 million. The Company periodically assesses the financial condition of the institutions and believes that the risk of any loss is minimal.

Marketable Securities

For the years ended March 31, 2007 and 2006, short and long-term marketable securities are classified as available-for-sale securities and are stated at fair market value. Marketable securities consist of certificates of deposit, floating rate securities (also referred to as auction rate securities) and various debt securities with varying maturity lengths.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and certain other assets and liabilities approximate their carrying value due to their short-term maturities.

Accounts Receivable

The majority of the Company’s accounts receivable is due from customers in the cable and satellite industries and from the film distribution industry. Credit is extended based on an evaluation of a customer’s financial condition, and collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the cable and satellite industries as a whole. Bad debt is reflected as a component of operating expenses in the consolidated statements of income and when a specific account receivable is determined to be uncollectible, the Company reduces both its accounts receivable and allowances for uncollectible accounts accordingly.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For represented titles in the Company’s Film Production Group, accounts receivable includes the entire license fee due to the Company from the licensee. Amounts collected for these receivables are disbursed to the Company and the producers of the licensed films in accordance with the terms of the related producer agreements.

Accounts receivable with contractual due dates in excess of one year are recorded at a discounted rate. As of March 31, 2007 and 2006, accounts receivable, net of discount, with a due date greater than one year was approximately $0.1 million and $0.3 million, respectively.

Prepaid Distribution Rights

The Pay TV Group’s film and content libraries consist of film licensing agreements. The Company accounts for the licenses in accordance with SFAS No. 63, Financial Accounting by Broadcasters. In accordance with SFAS No. 63, the Company capitalizes the costs associated with the licenses as well as certain editing costs and amortizes these capitalized costs on a straight-line basis over the term of the licensing agreement (generally 5 years). Under the provisions of SFAS No. 63, costs associated with such license agreements should be amortized using a basis that is consistent with the manner in which the related film revenues are expected to be recognized. Management has determined that it is appropriate to amortize these costs on a straight-line basis because each usage of the film is expected to generate similar revenues and the revenues for the films are expected to be recognized ratably over the related license term. The Company regularly reviews and evaluates the appropriateness of amortizing film costs on a straight-line basis as opposed to an alternative method of amortization such as an accelerated basis. Based on these analyses, the Company has determined that the amortization of the film library costs using a straight-line basis most accurately reflects the manner in which the revenues for the related films will be recognized.

Management periodically reviews the film and content libraries and assesses whether the unamortized cost approximates the fair market value of the libraries. In the event that the unamortized costs exceed the fair market value of the film libraries, the Company will expense the excess of the unamortized costs to reduce the carrying value to the fair market value. During the quarter ended December 31, 2006, the Company expensed $0.4 million of unamortized costs associated with the Internet Group’s licensed content library. During a periodic review of the film library and in connection with efforts to increase the quality of the products provided by this segment, the Company determined that certain identified content did not meet the quality standards necessary for future distribution. As a result, the Company determined that the identified content had no future value and accordingly, the Company recorded an impairment expense to write-off the remaining unamortized costs for this content. This write-off is included in the impairment expense line item in the consolidated statements of income.

Film Costs

The Company capitalizes its share of film costs in accordance with Statement of Position (“SOP”) 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”). Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs. Film costs include amounts for completed films and films still in development. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of the films. Interest expense associated with film costs is not capitalized because the duration of productions is short-term in nature. The cost of film libraries acquired by the Company is also included as a component of film costs. All films are direct-to-television in nature. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. Film cost valuations are reviewed on a title-by-title basis when an event or circumstance indicates that the fair value of the title is less than the unamortized cost. Adjustments associated with

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

film cost valuations could have a material impact on the Company’s results of operations in future periods.

Capitalized film costs are recognized as an expense within cost of sales using the film forecast method. Under this method, capitalized film costs are expensed based on the proportion of the film’s revenues recognized for such period relative to the film’s estimated remaining ultimate revenues, not to exceed ten years. Ultimate revenues are the estimated total revenues expected to be recognized over a film’s useful life. Film revenues associated with this method include amounts from all sources on an individual-film-forecast-computation method, as defined by SOP 00-2. Estimates of ultimate revenues are reviewed periodically and adjusted if appropriate, and amortization is also adjusted on a prospective basis for such a change in estimate. Changes in estimated ultimate revenues could be due to a variety of factors, including the level of market acceptance of television product.

Equipment and Furniture

Equipment and furniture are stated at historical cost less accumulated depreciation. The cost of maintenance and repairs to equipment and furniture is charged to operations as incurred, and significant additions and improvements are capitalized. The capitalized costs of leasehold and building improvements are depreciated using a straight-line method over the estimated useful life of the assets or the term of the related leases, whichever is shorter. All other equipment and furniture assets are depreciated using a straight-line method over the estimated useful life of the assets.

At March 31, equipment and furniture consisted of the following (in thousands):

	2007	2006
Furniture and fixtures	$819	$957
Computers, equipment and servers	7,240	8,178
Leasehold improvements	2,698	2,681

Equipment and furniture, at cost	10,757	11,816
Less accumulated depreciation	(6,223)	(7,734)

Equipment and furniture, net	$4,534	$4,082

Depreciation expense was approximately $1.3 million, $1.3 million, and $1.6 million for the years ended March 31, 2007, 2006, and 2005, respectively.

At March 31, 2007, the estimated useful lives of equipment and furniture assets were as follows:

Furniture and fixtures	3 to 5 years
Computers, equipment and servers	3 to 5 years
Leasehold improvements	5 to 10 years

Recoupable Costs and Producer Advances

Recoupable costs and producer advances represent amounts paid by the Company that are expected to be subsequently recouped through the collection of fees associated with the Company’s licensing of repped product. In connection with the Film Production segment’s repped product operations, the Company enters into sales agency agreements whereby the Company acts as a sales agent for a producer’s film. These arrangements typically include provisions whereby certain costs that are incurred for marketing will be paid by the Company on behalf of the producer (such as movie trailer and ad material costs). The Company may also pay the producer a nonrefundable advance for the related film prior to the distribution of such film. As the Company subsequently licenses the producer’s film and license fees are collected, the recoupable costs and producer advances are recouped by the Company through these license fee collections. License fees are typically not paid to

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the producer of the related film until such recoupable costs and producer advances have been fully recovered by the Company.

The Company evaluates recoupable costs and producer advances for impairment based on estimates of future license fee collections. An impairment of these assets could occur if the Company were unable to collect fees from the licensing of a film that was sufficient to recover the related outstanding recoupable costs and producer advances.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair market value of net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually. Other identifiable intangible assets primarily include amounts paid to acquire non-compete agreements with certain key executives, contractual and noncontractual customer relationships and below market rent. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives that range from 2.5 to 15 years.

Long-Lived Assets

The Company continually reviews long-lived assets and certain identifiable intangibles held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In evaluating the fair value and future benefits of such assets, the Company considers the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and recognizes an impairment loss if the carrying value exceeds the expected future cash flows. The impairment loss is measured based upon the difference between the fair value of the asset and its recorded carrying value. During the quarter ended March 31, 2007, the Company recorded an impairment expense of approximately $0.1 million associated with several assets deemed to have limited or no future benefit to the Company. These assets were identified in connection with the Company’s periodic review of long-lived asset carrying values. The write-off is included in the impairment expense line item in the consolidated statements of income. The impaired assets were previously reported within the Internet Group’s operations.

Deferred Producer Liabilities

Deferred producer liabilities represent outstanding amounts due to the producer or to be retained by the Company upon the collection of license fee amounts related to the sale of repped product by the Film Production segment. In accordance with the sales agency agreements entered into by the Company and repped product producers (“Sales Agency Agreements”), when license fees associated with the Company’s sale of repped product are collected, the amounts are paid to the producer and/or to the Company. Amounts are paid to the Company for its sales agency commission, recoupment of outstanding film costs and producer advances (“Recoupable Costs”) or as market fee revenues. The terms of the Sales Agency Agreements provide that collected license fees are distributed to the producer and/or to the Company based on a specific allocation order as defined by those agreements. The allocation order is dependent on certain criteria including total license fee collections, outstanding Recoupable Cost balances and certain other criteria as specified by the Sales Agency Agreements. Because these criteria cannot be reasonably determined until the license fees are collected, the appropriate allocation order of uncollected license fees cannot be established. Accordingly, the uncollected license fee amounts are recorded as deferred producer liabilities until such time as the amounts are collected and the allocation order can be reasonably determined.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Per Share

Basic income per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of outstanding warrants and stock options.

Revenue Recognition

The Company’s revenues consist primarily of fees earned through the electronic distribution of its licensed and owned content through various media outlets including cable multiple system operators (“MSOs”), direct broadcast satellite (“DBS”) providers, the hospitality industry, the internet and wireless platforms, premium movie services, and other available media channels. Revenues also consist of fees earned through the licensing of third-party content whereby the Company acts as a sales agent for the film producer. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered or delivery of the completed film has occurred, the license period related to Film Production Group arrangements has begun and the customer can begin exploitation of the content, the fee is fixed or determinable and its collection is probable. The process involved in evaluating the appropriateness of revenue recognition involves judgment including estimating monthly revenues based on historical data and determining collectibility of fees.

Pay TV Group Pay-Per-View and VOD Services

The Pay TV Group’s pay-per-view (“PPV”) and VOD revenues are recognized based on pay-per-view or video-on-demand buys and monthly subscriber counts reported each month by cable affiliates, DBS affiliates and hospitality providers. The actual monthly sales information is not typically reported to the Pay TV Group until approximately 30 - 90 days after the month of service. This practice requires management to make monthly revenue estimates based on the Pay TV Group’s historical experience with each affiliated system. Revenue is subsequently adjusted to reflect the actual amount earned upon receipt of the monthly sales reports. The impact from adjusting estimated revenues to actual revenues has historically been immaterial.

Pay TV Group Advertising

Revenue from advertising of products on the Company’s PPV networks is recognized in the same month that the related advertised product is sold, as reported by the Company’s third party partners. Revenue from spot advertising is recognized in the month the spot is run on the Pay TV Group’s networks.

Pay TV Group C-Band Services

C-Band network services are sold through customer subscriptions that range from a one month period to a three month period. Revenue associated with these services is recognized on a straight-line basis over the term of the subscription.

Internet Group Membership Fees

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Film Production Group Owned Film Licensing

Revenue from the licensing of films is recognized consistent with the provisions of SOP 00-2. In accordance with that provision, revenue is recognized when persuasive evidence of an arrangement exists, delivery of the completed film has occurred, the license period of the arrangement has begun, the fee is fixed or determinable and collection of the fees is probable. For agreements that involve the distribution of content to the home video market, pay-per-view market and video-on-demand market, the Company is unable to determine or reasonably estimate the fees earned from third-party providers in advance of receiving the reported earnings from the third-party providers because the market acceptance varies unpredictably by film. As a result, the Company’s share of licensing revenues from these arrangements is not recognized until the amounts are reported by third-party providers.

Film Production Group Represented Film Licensing

In accordance with the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, the Company recognizes revenues from represented film licensing activities on a net basis as an agent. The revenue recognized for these transactions represents only the sales agency fee earned by the Company on the total licensing fee. The producers’ share of the licensing fee is recorded as a liability by the Company until the balance is remitted to the producer. The agreements entered into with the producers may also provide for a marketing fee that can be earned by the Company. The marketing fee is stated as a fixed amount and can be earned by the Company if collections from film licensing fees are adequate. The Company recognizes marketing fees as revenue when it is determined that collection of the fee is probable. The revenue recognition of the marketing fee generally corresponds to the performance of the related marketing activities.

Advertising Costs

The Company expenses advertising costs, which includes tradeshow related expenses, as incurred. Advertising costs for the years ended March 31, 2007, 2006 and 2005 were approximately $1.5 million, $0.9 million and $0.6 million, respectively.

Income Taxes

The Company records income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Comprehensive Income

In accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, the Company’s comprehensive income includes all changes in equity (net assets) during the period from non-owner sources. During the periods presented, comprehensive income includes the Company’s net income and unrealized gains and losses on available-for-sale securities.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2009, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its results of operations and financial position.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108. Due to diversity in practice among registrants, SAB No. 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary, and specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. The application of SAB No. 108 did not have a material impact on the Company’s results from operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning April 1, 2008. The Company is currently evaluating the impact that SFAS No. 157 will have on its results of operations and financial position.

In July 2006, the FASB issued Financial Accounting Standards Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN No. 48.

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands, except per share data):

	Year Ended March 31,
	2007	2006	2005
Net income	$12,309	$11,283	$11,122

Average outstanding shares of common stock	23,920	22,876	22,265
Dilutive effect of warrants/stock options	435	462	802

Common stock and common stock equivalents	24,355	23,338	23,067

Basic income per share	$0.51	$0.49	$0.50

Diluted income per share	$0.51	$0.48	$0.48

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants were greater than the average market price of the

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares, or because the impact on the calculation of certain options and warrants associated with unrecognized compensation and related tax benefits, were approximately 0.6 million and 0.5 million for the years ended March 31, 2007 and 2006, respectively. Inclusion of these options and warrants would be antidilutive. For the year ended March 31, 2005, there were no antidilutive options or warrants.

NOTE 3 — EMPLOYEE EQUITY INCENTIVE PLANS

Stock Option Plans

The Company has adopted and shareholders have approved four stock option plans: the 1998 Incentive Stock Plan, the 1999 Incentive Stock Plan, the Millennium Incentive Stock Option Plan and the 2001 Incentive Stock Plan (collectively referred to as the “Plans”).

Under the Plans, options may be granted by the Compensation Committee to officers, employees, and directors. Options granted under the Plans may either be incentive stock options or non-qualified stock options. Incentive stock options are transferable only upon death. The maximum number of shares of common stock subject to options of any combination that may be granted during any 12-consecutive-month period to any one individual is limited to 250,000 shares. Incentive stock options may only be issued to employees of the Company or subsidiaries of the Company. The exercise price of the options is determined by the Compensation Committee, but in the case of incentive stock options, the exercise price may not be less than 100% of the fair market value on the date of grant.

No incentive stock option may be granted to any person who owns more than 10% (“10% Shareholders”) of the total combined voting power of all classes of the Company’s stock unless the exercise price is at least equal to 110% of the fair market value on the date of grant. No incentive stock options may be granted to an optionee if the aggregate fair market value of the stock with respect to which incentive stock options are exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000. Options may be granted under each Plan for terms of up to 10 years, except for incentive stock options granted to 10% Shareholders, which are limited to five-year terms.

The aggregate number of shares that may be issued under each plan is as follows:

1998 Incentive Stock Plan	750,000
1999 Incentive Stock Plan	1,500,000
Millennium Incentive Stock Option Plan	2,500,000
2001 Incentive Stock Plan	500,000

The Plans were adopted to provide the Company with a means to promote the long-term growth and profitability of the Company by:

i) Providing key people with incentives to improve stockholder value and to contribute to the growth and financial success of the Company.

ii) Enabling the Company to attract, retain, and reward the best available people for positions of substantial responsibility.

Share-Based Compensation

Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payments. SFAS No. 123(R) requires employee and non-employee director stock options to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its stock

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incentive plans using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. The exercise price of options granted was equal to or greater than the market price of the Company’s common stock on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements prior to April 1, 2006.

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

The Company has various stock plans for key employees and non-employee directors which were stockholder approved and provide for the grant of nonqualified and incentive stock options as noted above. Options currently granted by the Company generally vest over a one to four-year period and expire ten years from the grant date. During the year ended March 31, 2007, the Company issued 185,000 options to employees including 20,000 options from the 1998 Incentive Stock Plan, 150,000 from the 1999 Incentive Stock Plan and 15,000 from the Millennium Incentive Stock Option Plan.

Net cash proceeds from the exercise of stock options and warrants were $2.8 million, $0.8 million and $2.7 million for the years ended March 31, 2007, 2006 and 2005, respectively. The Company issued new shares of common stock upon exercise of these stock options.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits in excess of recognized cumulative compensation cost (excess tax benefits) be classified as financing cash flows. For the year ended March 31, 2007, $0.8 million of such excess tax benefits was classified as financing cash flows.

The following table summarizes the effects of share-based compensation during the year ended March 31, 2007, resulting from the application of SFAS No. 123(R) to options granted under the Company’s stock plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

Year Ended March 31, 2007
Stock-based compensation expense before income taxes	$1,034
Income tax benefit	(407)

Total stock-based compensation expense after income taxes	$627

Stock-based compensation effects on basic earnings per common share	$0.03

Stock-based compensation effects on diluted earnings per common share	$0.03

Pro forma information required under SFAS No. 123 for the years prior to fiscal 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock plans was as follows (in thousands, except per share amounts):

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended March 31,
	2006	2005
Net income, as reported	$11,283	$11,122
Less: Fair value of stock-based compensation excluded from net income, net of tax	(747)	(413)

Pro forma net income	$10,536	$10,709

Basic income per share
As reported	$0.49	$0.50

Pro forma	$0.46	$0.48

Diluted income per share
As reported	$0.48	$0.48

Pro forma	$0.45	$0.46

Stock-based compensation recognized in the 2007 fiscal year as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for periods prior to the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s stock plans. The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating such values for the years ended March 31, 2007, 2006 and 2005 were as follows:

	Year Ended March 31,
	2007	2006	2005
Weighted average estimated values	$4.61	$3.16	$3.12
Expected term (in years)	5	4	2
Risk free interest rate	4.8%	4.0%	3.7%
Volatility	64%	66%	95%
Dividend yield	*	—%	—%

* For stock options issued through the nine months ended December 31, 2006, the dividend yield was 0%. For stock options issued during the three months ended March 31, 2007, the dividend yield was 3.3%.

Volatility assumptions were derived using historical volatility data. The expected term data was stratified between officers and non-officers. The expected term was determined using the weighted average exercise behavior for these two groups of employees. Because the Company’s future dividend yield at the time the options were issued was to be determined as 60% of free cash flow, the dividend yield assumption used for the quarter ended March 31, 2007 was based on a forecast estimate of the Company’s future free cash flow determined at the approximate date that the related stock options were issued.

Stock-based compensation expense recognized in the consolidated statements of income for the year ended March 31, 2007 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and are different for officers and non-officers. The forfeiture rate for officers is 0% and for non-officers is 17%. In pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table includes certain information related to the Company’s compensatory stock option and warrant activity for the year ended March 31, 2007:

	Stock Options	Warrants	Total	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Weighted- Average Remaining Contractual Term (Years)
Balance at March 31, 2006	2,339,715	118,000	2,457,715	$5.26
Granted	185,000	—	185,000	$8.60
Exercised	(812,186)	(90,000)	(902,186)	$3.11	$5,305
Expired/Forfeited	(104,602)	—	(104,602)	$7.17

Balance at March 31, 2007	1,607,927	28,000	1,635,927	$6.69	$3,835	7.1

Number of options and warrants exercisable at March 31, 2007	912,621	28,000	940,621	$6.34	$2,502	6.0

Options and warrants vested and expected to vest at March 31, 2007 — Non-Officers	624,224	28,000	652,224	$6.80	$1,477	7.3

Options and warrants vested and expected to vest at March 31, 2007 — Officers	935,900	—	935,900	$6.57	$2,283	6.9

The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the year if unexercised.

The aggregate intrinsic value of options exercised during the years ended March 31, 2006 and 2005 was $1.5 million and $6.1 million, respectively.

As of March 31, 2007 there was $0.6 million of total unrecognized compensation costs for non-officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 1.5 years.

As of March 31, 2007 there was $1.1 million of total unrecognized compensation costs for officers related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost is expected to be recognized over a weighted average period of 2.2 years.

NOTE 4 — MARKETABLE SECURITIES

Marketable securities are required to be categorized as either trading, available-for-sale or held-to-maturity. On March 31, 2007 and March 31, 2006, the Company had no trading or held-to-maturity securities. The marketable securities held by the Company at March 31, 2007 and March 31, 2006 are considered to be available-for-sale and are reported at fair value. Marketable securities held by the Company at March 31, 2007 were as follows (in thousands):

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross Unrealized
	Gross Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$1,148	$—	$(1)	$1,147
Floating rate securities	2,500	—	—	2,500
Mortgage-backed securities	1,000	—	(1)	999
Corporate debt securities	971	—	(25)	946
Municipal securities	3,679	—	(3)	3,676

Total available-for-sale securities	$9,298	$—	$(30)	$9,268

The contractual maturities of these investments as of March 31, 2007, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2008	$8,710	$8,681
2009	588	587

Total available-for-sale securities	$9,298	$9,268

Marketable securities held by the Company at March 31, 2006 were as follows (in thousands):

		Gross Unrealized
	Gross Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$98	$—	$—	$98
Mortgage-backed securities	4,175	—	(32)	4,143
Corporate debt securities	1,793	—	(54)	1,739
Municipal securities	1,501	—	(6)	1,495
Debt securities issued by the US Treasury	3,198	—	(7)	3,191

Total available-for-sale securities	$10,765	$—	$(99)	$10,666

The contractual maturities of these marketable securities as of March 31, 2006, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2007	$8,794	$8,730
2008	1,971	1,936

Total available-for-sale securities	$10,765	$10,666

NOTE 5 — ACQUISITIONS

On February 10, 2006, the Company completed the acquisition of MRG Entertainment, Inc., its subsidiaries, and a related company, Lifestyles Entertainment, Inc. (collectively “MRG”) by acquiring all of the outstanding capital stock of MRG. MRG produces and distributes erotic thrillers which are distributed in both the U.S. and internationally on premium movie services. MRG also produces and distributes adult, reality-based content that is distributed in the U.S. through both DBS providers and cable MSOs. The Company acquired MRG to expand its portfolio to the rapidly growing market for softer, erotic content, as well as to the market for erotic, event-type content. The acquisition also

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provides established relationships in international markets and provides access to a library of content that can be monetized through current distribution networks.

The aggregate purchase price of $21.1 million consisted of $15.0 million in cash, 748,570 shares of New Frontier Media, Inc. common stock valued at approximately $5.0 million, and approximately $1.1 million in fees and expenses incurred by the Company. $2.6 million of cash was initially held in escrow pending the resolution of certain contingencies. A portion of these escrow funds was released in connection with the settlement of certain liabilities related to the acquisition, and the remaining outstanding escrow funds of $1.6 million are presented in both restricted cash and accrued and other liabilities on the consolidated balance sheets. In accordance with the terms of the purchase agreement, three additional earn-out payments totaling $2 million are payable to the selling shareholders of MRG over a three year term if certain financial targets are met. The selling shareholders are required to be employed by the Company over the same three year term in order to receive the earn-out. In accordance with the provisions of EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, these earn-out amounts are being recorded as an expense because the future earn-out consideration would be forfeited if the selling shareholders’ employment terminated. During the year ended March 31, 2007, the Company recorded approximately $0.7 million of expenses associated with this earn-out because the targets specified by the purchase agreement had been achieved.

The aggregate purchase price and costs associated with the MRG acquisition exceeded the net fair value of the assets acquired and liabilities assumed and in accordance with the provisions of SFAS No. 141, this excess amount was recorded as goodwill. The goodwill recognized in connection with the acquisition reflects additional value that the Company expects to achieve through the use of the MRG content library and the distribution of that content through new distribution platforms such as video-on-demand via the cable and hotel markets. The Company also expects to achieve additional value through the MRG international relationships which could assist in providing new opportunities to expand the Pay TV Group segment into new distribution networks. The aggregate purchase price of MRG was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

Cash and cash equivalents	$287
Accounts receivable	2,242
Film library	10,561
Other current assets	67
Equipment and furniture	137
Recoupable costs and producer advances	1,233
Identifiable intangible assets	3,646
Line of credit	(4,520)
Accounts payable	(490)
Producers payable	(1,330)
Other current liabilities	(3,009)
Deferred tax liability	(2,586)

Total fair value of net assets acquired	6,238
Goodwill	14,865

Net purchase price	$21,103

The aggregate purchase price and costs associated with the acquisition initially exceeded the preliminary estimated fair value of the net assets acquired by $13.0 million. During the quarter ended June 30, 2006, the Company completed the valuation of the intangible assets acquired in the MRG transaction. Based on this valuation, the amount allocated to the non-compete agreements declined

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from $4.6 million to $2.1 million, and $1.4 million was allocated to contractual/non-contractual relationships with a 5-year life. The net decrease in the value of the intangible assets of $1.1 million was reclassified to goodwill. In addition, goodwill increased by $0.7 million due to the deferred tax liability established in connection with the value allocated to the contractual/non-contractual relationships and from certain other miscellaneous valuation updates. During the quarter ended March 31, 2007, the Company resolved certain tax liabilities that existed at the initial acquisition date which resulted in an addition of $0.1 million to goodwill.

The allocation of the purchase price was based on a third-party valuation of the fair value of identifiable intangible assets and certain equipment and furniture. The cost of the identifiable intangible assets is amortized on a straight-line basis over periods ranging from 2.5 years to 5 years. The intangible assets include a non-compete of $2.1 million (5 year life), contractual/noncontractual relationships of $1.4 million (5 year life) and a below market lease of $0.2 million (2.5 year life). The $10.6 million value of the film library reflects a $5.2 million increase in the historical value as a result of the third-party valuation. The film library will be amortized on the individual-film-forecast method. Goodwill is not deductible for tax purposes and will be reported as part of the Film Production Group segment. The results of MRG have been included in the consolidated financial statements since the acquisition date.

Unaudited pro forma results of operations based on historical operating results for the years ended March 31, 2006 and 2005 of the Company assuming the acquisition was effective April 1 of each year is as follows (in thousands, except per share data):

	Year Ended March 31,
	2006	2005
Net sales	$59,600	$58,055

Net income	$10,971	$9,907

Basic income per share	$0.46	$0.43

Diluted income per share	$0.46	$0.42

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operation that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In accordance with the provisions of SFAS No. 141, the Company is required to estimate the fair value of the tangible assets and liabilities and the identifiable intangible assets of an acquired business. The aggregate purchase price paid for the business is allocated to those assets and liabilities based on the determined fair values, and any unallocated purchase price is recorded as goodwill. The unallocated value that is recorded as goodwill is not amortized to the Company’s consolidated statements of income but is instead subject to an annual impairment test. Estimates inherent in the process of this purchase price allocation include assumptions regarding the timing and amounts of future cash inflows and outflows, the salability of content, selection of discount rates, and general market conditions. Where appropriate, third-party valuation professionals are used to assist management in making these estimates.

Goodwill is classified within the segment that employs the goodwill in its operations. Changes in the carrying amount of goodwill for the years ended March 31, 2007 and 2006, by reportable segment, are as follows (in thousands):

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pay TV	Film Production	Total
Balance as of March 31, 2005	$3,743	$—	$3,743
Goodwill acquired during the period	—	13,001	13,001

Balance as of March 31, 2006	3,743	13,001	16,744
Adjustments to MRG purchase price allocation	—	1,864	1,864

Balance as of March 31, 2007	$3,743	$14,865	$18,608

In accordance with the provisions of SFAS No. 142, the Company performs an impairment analysis on goodwill at the reporting segment level annually, or more frequently if events or changes in circumstances indicate that it might be impaired. The impairment test consists of a comparison of the estimated fair value of the reporting segment with its book value, including goodwill. If the estimated fair value of a reporting unit is less than the book value, then an impairment is deemed to have occurred. The Company reviewed its recorded goodwill for potential impairment at March 31, 2007 and concluded that goodwill was not impaired.

Other Identifiable Intangible Assets

Intangible assets that are subject to amortization are as follows (in thousands):

		March 31, 2007			March 31, 2006
	Useful Life (Years)	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Non-Compete agreement	5	$2,070	$(483)	$1,587	$4,637	$(155)	$4,482
Contractual/Noncontractual relationships	5	1,375	(321)	1,054	—	—	—
Below market leases and Other	2.5-15	278	(148)	130	278	(73)	205

		$3,723	$(952)	$2,771	$4,915	$(228)	$4,687

Amortization expense for intangible assets subject to amortization for March 31, 2007, 2006 and 2005 was approximately $0.7 million, $0.3 million and $0.3 million, respectively.

Amortization expense for intangible assets subject to amortization in each of the next five fiscal years ended March 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be approximately $0.8 million, $0.7 million, $0.7 million, $0.6 million, and immaterial in fiscal year 2012, respectively.

NOTE 7 — PREPAID DISTRIBUTION RIGHTS

The Company’s Pay TV and Internet Group film and content libraries consist of film licensing agreements. The Company capitalizes the costs associated with the licenses and certain editing costs and amortizes these costs on a straight-line basis over the term of the licensing agreement. The components of prepaid distribution rights are as follows (in thousands):

	March 31,
	2007	2006
Gross carrying amount	$17,434	$20,861
Accumulated amortization	(8,350)	(11,984)

Net carrying amount	$9,084	$8,877

Amortization expense for prepaid distribution rights for March 31, 2007, 2006 and 2005 was approximately $3.5 million, $4.1 million and $4.1 million, respectively.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8 — FILM COSTS

The components of film costs, which are all direct-to-television, are as follows (in thousands):

	March 31,
	2007	2006
In release, net	$6,204	$7,500
Completed, not yet released	63	1,016
In production	724	1,896

Total capitalized film costs, net	$6,991	$10,412

The Company expects to amortize approximately $5.4 million in capitalized film production costs during fiscal year 2008. The Company expects to amortize substantially all unamortized film costs for released films by March 31, 2010.

NOTE 9 — INCOME TAXES

The components of the income tax provision for the years ended March 31 were as follows (in thousands):

	2007	2006	2005
Current
Federal	$8,623	$5,851	$4,534
State	1,065	731	859

Total Current	9,688	6,582	5,393

Deferred
Federal	(1,422)	(620)	(252)
State	(270)	(138)	(100)

Total Deferred	(1,692)	(758)	(352)

Total	$7,996	$5,824	$5,041

A reconciliation of the expected income tax computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended March 31:

	2007	2006	2005
Income tax computed at federal statutory tax rate	35.00%	34.00%	34.00%
State taxes, net of federal benefit	3.40	3.10	3.10
Change in valuation allowance	—	(3.56)	(5.89)
Non-deductible items	0.34	0.46	0.49
Other	0.64	0.04	(0.51)

Total	39.38%	34.04%	31.19%

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax liabilities and assets as of March 31 are as follows (in thousands):

	2007	2006
Deferred Tax Liabilities
Depreciation	$(137)	$(307)
Goodwill	(315)	(115)
Film library	(1,229)	(1,822)
Tax method changes	(636)	—
Indentifiable intangibles	(423)	—
Other	(47)	(70)

Total deferred tax liabilities	(2,787)	(2,314)

Deferred Tax Assets
Net operating loss carryforward	990	991
Deferred revenue	269	230
Accrued restructuring reserve	18	18
Allowance for doubtful accounts and reserve for sales returns	23	19
Share based compensation	362	—
Capital loss carryforward	4	6
Accruals	359	—
Other	314	226

Total deferred tax assets	2,339	1,490

Net deferred tax liability	$(448)	$(824)

The Company realized tax benefits for the tax deductions from option and warrant exercises of $1.0 million, $0.5 million, and $4.0 million for the years ended March 31, 2007, 2006 and 2005, respectively. These deductions result in an increase in Additional Paid in Capital.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

The Company has deferred tax assets that have arisen primarily as a result of operating losses incurred and other temporary differences between book and tax accounting. SFAS No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. As of March 31, 2007, the Company determined that it was more likely than not that its deferred tax asset related to its net operating losses would be recognized and accordingly no valuation allowance has been recorded.

Net deferred tax liabilities of approximately $2.2 million pertain to certain temporary differences related to purchased intangibles, the film library and accounting method changes, which arose as part of the MRG acquisition completed during the prior fiscal year.

The Company has net operating loss carryforwards of approximately $2.5 million for Federal Income Tax purposes, which expire through 2019. For tax purposes there is an annual limitation of approximately $208,000 for the remaining 12 years on all of the Company’s net operating losses under Internal Revenue Code Section 382.

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

NOTE 10 — STOCK REPURCHASE AND RETIREMENT

In December 2005, the Company’s Board of Directors approved a 2.0 million share repurchase plan to be executed over 30 months. During the quarter ended September 30, 2006, the Company repurchased approximately 0.3 million shares of common stock in accordance with this plan. The total purchase price for these shares was approximately $2.2 million.

During the quarter ended June 30, 2004, the Company cancelled 0.9 million shares of its common stock. The Company had acquired these shares in exchange for certain domain names exchanged by IGI as part of a legal settlement with a former officer in April 2003. Subsequent to the exchange, the shares were held by IGI and were used as collateral for a note payable. The note payable was repaid by the Company during the quarter ended June 30, 2004, and the Company cancelled the shares at that time.

NOTE 11 — SEGMENT INFORMATION

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and is regularly reviewed by the Company’s senior management.

The Company has the following three reportable segments:

• Pay TV Group — distributes branded adult entertainment programming networks and VOD content through electronic distribution platforms including cable television, C-Band, and direct broadcast satellite.

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

Expenses related to Corporate Administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Pay TV, Film Production or Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation costs, and printing costs associated with the Company’s public filings.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels. The operating results of the Company’s segments during the years ended March 31 were as follows (in thousands):

	Year Ended March 31,
	2007	2006	2005
Net Sales
Pay TV	$47,242	$43,150	$43,514
Film Production	13,694	1,172	—
Internet	2,335	2,529	2,763

Total	$63,271	$46,851	$46,277

Segment Profit
Pay TV	$26,282	$21,879	$20,792
Film Production	2,182	(216)	—
Internet	(689)	354	796
Corporate Administration	(7,470)	(4,910)	(5,425)

Total	$20,305	$17,107	$16,163

Interest Income
Pay TV	$3	$11	$—
Film Production	23	—	—
Corporate Administration	1,215	1,144	403

Total	$1,241	$1,155	$403

Interest Expense
Pay TV	$—	$23	$75
Internet	1	4	12
Corporate Administration	228	14	17

Total	$229	$41	$104

Depreciation and Amortization
Pay TV	$4,470	$5,084	$5,502
Film Production	6,818	609	—
Internet	254	289	328
Corporate Administration	12	9	6

Total	$11,554	$5,991	$5,836

The majority of the Company’s sales are derived from the United States. International sales based on the geographic billing location of the customer were approximately $4.9 million, $0.8 million and $0.2 million for the years ended March 31, 2007, 2006 and 2005, respectively.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s total identifiable asset balance by operating segments is as follows (in thousands):

	March 31,
	2007	2006	2005
Identifiable Assets
Pay TV	$104,444	$77,407	$57,310
Film Production	30,520	32,531	—
Internet	16,462	15,854	14,541
Corporate Administration	56,268	54,111	35,670
Eliminations	(119,478)	(93,138)	(47,237)

Total	$88,216	$86,765	$60,284

NOTE 12 — MAJOR CUSTOMERS

The Company’s major customers (customers with revenues in excess of 10% of consolidated net sales) are EchoStar Communications Corporation (“EchoStar”), Comcast Corporation (“Comcast”), DirecTV, Inc. (“DirecTV”), and Time Warner, Inc. (“Time Warner”). Time Warner revenues are included in the Pay TV Group. Comcast, DirecTV and EchoStar revenues are included in the Pay TV and Film Production Groups. Revenue from Comcast, DirecTV, Echostar’s DISH Network, and Time Warner as a percentage of the Company’s total revenue for each of the three years ended March 31 are as follows:

	2007	2006	2005
EchoStar	21%	35%	35%
Comcast	14%	12%	11%
DirecTV	13%	—%	—%
Time Warner	12%	14%	18%

The Company’s outstanding accounts receivable balance due from its major customers as of March 31 are as follows (in thousands):

	2007	2006
EchoStar	$2,174	$5,999
Comcast	1,919	1,245
DirecTV	1,088	—
Time Warner	1,374	881

Total	$6,555	$8,125

The loss of any of the Company’s major customers would have a materially adverse effect on the Company’s results of operations and financial condition.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Leases

The Company maintains non-cancelable leases for office space and equipment under various operating leases. The leases for office space expire through October 2013 and contain annual Consumer Price Index escalation clauses. The Company’s Pay TV Group has entered into direct lease agreements that expire through December 2010 with an unrelated party for the use of transponders to broadcast its channels on satellites. As the lessee of transponders under the transponder agreements, the Company is subject to arbitrary refusal of service by the service provider if that service provider determines that

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the content being transmitted by the Company is harmful to the service provider’s name or business. Any such service disruption would substantially and adversely affect the financial condition of the Company. The Company also bears the risk that the access of their networks to transponders may be restricted or denied if a governmental authority commences an investigation concerning the content of the transmissions. Additionally, certain cable operators may be reluctant to carry less edited or partially edited adult programming on their systems. If either of the above scenarios occurred, it could adversely affect the Company’s business.

The Company is also party to a service agreement with an unrelated third party for the uplinking of its broadcasting channels that expires in December 2007 as well as certain other operating leases entered into by the Company in the normal course of business. The Company had no equipment under capital lease at March 31, 2007 or 2006.

Rent expense for the years ended March 31, 2007, 2006 and 2005 was approximately $2.1 million, $2.3 million and $3.0 million, respectively, which includes transponder expenses.

Future minimum lease payments under these leases as of March 31, 2007 were as follows (in thousands):

Year Ended March 31,	Operating Leases
2008	$2,550
2009	1,839
2010	1,660
2011	1,242
2012	844
Thereafter	545

Total minimum lease payments	$8,680

Employment Contracts

The Company employs certain key executives under non-cancelable employment contracts in Colorado, California, Arizona, Florida and Georgia. These employment contracts expire through March 2010.

Commitments under these obligations at March 31, 2007 were as follows (in thousands):

Year Ended March 31,
2008	$5,332
2009	4,722
2010	1,055

Total obligation under employment contracts	$11,109

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

Pursuant to FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, as of March 31, 2007, the Company does not have any liability booked with respect to this revenue guarantee obligation as it believes, based on actual performance data, that the likelihood of not meeting the revenue guarantee is remote and so the Company would therefore have no liability associated with this guarantee.

NOTE 14 — DEFINED CONTRIBUTION PLAN

The Company sponsors a 401(k) retirement plan. The plan covers substantially all eligible employees of the Company. Employee contributions to the plan are elective, and the Company has discretion to match employee contributions. All contributions by the Company are vested over a three-year period. Contributions by the Company for the years ended March 31, 2007, 2006, and 2005 were approximately $0.3 million, $0.2 million and $0.2 million respectively.

NOTE 15 — RESTRUCTURING EXPENSES

During the year ended March 31, 2005, the Company reached a settlement with its landlord regarding office space that was vacated by the Company in connection with a 2002 restructuring of the internet business and a 2003 restructuring of data center operations. Based on this settlement, the Company was released from ongoing obligations for the vacated space and reversed approximately $0.5 million of previously recorded restructuring expenses.

NOTE 16 — SHAREHOLDER RIGHTS PLAN

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

NOTE 17 — RELATED PARTY TRANSACTIONS

The Company paid approximately $0.4 million, $0.1 million and $0.2 million to Isaacman, Kaufman & Painter during the fiscal years ended March 31, 2007, 2006 and 2005, respectively, associated with legal services. The Company’s board member Alan Isaacman is a Senior Member of Isaacman, Kaufman & Painter. Additionally, the Company had outstanding payables to the co-presidents of MRG totaling approximately $0.6 million and $1.3 million as of March 31, 2007 and 2006, respectively, and the Company paid approximately $0.6 million associated with these outstanding payables to the co-presidents during the year ended March 31, 2007. The payments and amounts due to the co-presidents of MRG are associated with certain MRG acquisition related transactions. One of the MRG co-presidents, Marc Greenberg, was a member of the Company’s Board of Directors during the year ended March 31, 2007.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 18 — LITIGATION

During the quarter ended March 31, 2007, the Company attended mediation with TVN Entertainment Corporation (TVN) regarding a complaint that was originally filed by TVN in the Superior Court of the State of California for the County of Los Angeles in 2005. The original complaint related to a Licensing, Encoding and Transport agreement (the “Transport Agreement”) entered into by TVN and the Company’s Pay TV Group segment. The complaint alleges that under the Transport Agreement, TVN is entitled to certain fees for transport services even in those circumstances where TVN is not the party providing the transport services. The Company responded to the complaint with certain counterclaims and a general denial of the allegations. No settlement has been reached in connection with the mediation that occurred during 2007. The settlement discussions are ongoing. During the fourth quarter of 2007, the Company recorded a litigation reserve of approximately $0.5 million associated with certain estimates regarding this litigation.

In the normal course of business, the Company is subject to various other lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 19 — QUARTERLY INFORMATION (UNAUDITED)

The consolidated results of operations on a quarterly basis were as follows (in thousands, except per share amounts):

				Earnings Per Common Share
	Net Sales	Gross Margin	Net Income	Basic	Diluted
2007
First quarter	$16,328	$10,999	$3,549	$0.15	$0.15
Second quarter	16,166	10,971	3,654	0.15	0.15
Third quarter	16,569	11,825	3,384	0.14	0.14
Fourth quarter	14,208	9,845	1,722	0.07	0.07

Total	$63,271	$43,640	$12,309	$0.51	$0.51

2006
First quarter	$11,040	$7,536	$2,464	$0.11	$0.11
Second quarter	11,349	7,737	2,641	0.12	0.11
Third quarter	11,524	8,200	2,878	0.13	0.12
Fourth quarter	12,938	8,957	3,300	0.13	0.14

Total	$46,851	$32,430	$11,283	$0.49	$0.48

NOTE 20 — SUBSEQUENT EVENTS

Declared Dividend

On May 8, 2007, the Company announced that its Board of Directors declared its first quarterly cash dividend of $0.125 per share of common stock, payable on June 29, 2007, to shareholders of record on June 4, 2007. The Company intends to pay a regular quarterly cash dividend of $0.125 per share of common stock for the foreseeable future at the discretion of the Board of Directors depending on available cash, anticipated cash needs and overall financial condition.

SUPPLEMENTAL INFORMATION

NEW FRONTIER MEDIA, INC.
AND SUBSIDIARIES

 VALUATION AND QUALIFYING ACCOUNTS — SCHEDULE II
(in thousands)

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for doubtful accounts
March 31, 2007	$32	$14	$(5)	$41

March 31, 2006	$24	$(1)	$9	$32

March 31, 2005	$68	$(44)	$—	$24

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Valuation allowance for deferred tax asset
March 31, 2007	$—	$—	$—	$—

March 31, 2006	$609	$(609)	$—	$—

March 31, 2005	$6,653	$(291)	$(5,753)	$609

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Reserve for chargebacks/credits
March 31, 2007	$9	$51	$(53)	$7

March 31, 2006	$14	$66	$(71)	$9

March 31, 2005	$13	$89	$(88)	$14

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Accrued restructuring expense
March 31, 2007	$50	$—	$(4)	$46

March 31, 2006	$91	$(18)	$(23)	$50

March 31, 2005	$1,026	$(546)	$(389)	$91