Form 10-Q
period 2007-06-30
NEW FRONTIER MEDIA INC
filed 2007-08-09
CIK 847383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

For the quarterly period ended June 30, 2007

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

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large Accelerated Filer ☐      Accelerated Filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of July 31, 2007, 24,351,272 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q
NEW FRONTIER MEDIA, INC.
Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	(Unaudited) June 30, 2007	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$13,646	$17,345
Restricted cash	1,692	1,710
Marketable securities	9,643	8,681
Accounts receivable, net of allowance for doubtful accounts of $50 and $41, respectively	10,842	12,249
Taxes receivable	232	986
Deferred tax asset	477	528
Prepaid and other assets	1,478	1,877

Total current assets	38,010	43,376

Equipment and furniture, net	4,521	4,534
Prepaid distribution rights, net	9,085	9,084
Marketable securities	582	587
Recoupable costs and producer advances	1,427	1,278
Film costs, net	7,963	6,991
Goodwill	18,608	18,608
Other identifiable intangible assets, net	2,581	2,771
Other assets	987	987

Total assets	$83,764	$88,216

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,474	$1,942
Producer payable	737	1,049
Deferred revenue	979	889
Due to related party	119	647
Accrued compensation	1,207	3,298
Deferred producer liabilities	1,547	1,344
Accrued and other liabilities	3,458	3,664

Total current liabilities	9,521	12,833

Deferred tax liability	655	976
Taxes payable	1,849	1,726
Other long-term liabilities	956	982

Total liabilities	12,981	16,517

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.10 par value, 4,999 shares authorized: no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 24,345 and 24,302 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	2	2
Additional paid-in capital	64,827	64,191
Retained earnings	5,984	7,536
Accumulated other comprehensive loss	(30)	(30)

Total shareholders’ equity	70,783	71,699

Total liabilities and shareholders’ equity	$83,764	$88,216

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	(Unaudited) Quarter Ended June 30,
	2007	2006
Net sales	$12,940	$16,328
Cost of sales	3,797	5,329

Gross margin	9,143	10,999

Operating expenses:
Sales and marketing	2,068	1,717
General and administrative	4,663	3,791
Charge for asset disposition and impairment	273	—

Total operating expenses	7,004	5,508

Operating income	2,139	5,491

Other income (expense):
Interest income	254	238
Interest expense	(43)	(29)
Other income (loss), net	25	(7)

Total other income	236	202

Income before provision for income taxes	2,375	5,693

Provision for income taxes	(878)	(2,144)

Net income	$1,497	$3,549

Basic income per share	$0.06	$0.15

Diluted income per share	$0.06	$0.15

Dividends declared per common share	$0.13	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Quarter Ended June 30,
	2007	2006
Cash flows provided by operating activities:
Net income	$1,497	$3,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,896	3,339
Tax benefit from option/warrant exercises	119	108
Stock-based compensation	275	203
Charge for asset disposition and impairment	273	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	1,407	(905)
Accounts payable	(468)	(205)
Prepaid distribution rights	(815)	(606)
Capitalized film costs	(1,529)	(790)
Deferred revenue, net	90	381
Producer payable	(312)	34
Taxes receivable and payable, net	877	810
Deferred tax asset and liability, net	(271)	(570)
Accrued compensation	(2,091)	(614)
Other assets and liabilities, net	152	(824)

Net cash provided by operating activities	1,100	3,910

Cash flows used in investing activities:
Payment for business acquisitions	—	(18)
Purchase of investments available-for-sale	(2,681)	(7,618)
Redemption of investments available-for-sale	1,724	1,503
Purchase of equipment and furniture	(507)	(300)
Payment of related party note arising from business acquisition	(528)	(347)
Other	—	(41)

Net cash used in investing activities	(1,992)	(6,821)

Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	241	500
Payment of dividend	(3,049)	—
Excess tax benefit from option/warrant exercise	1	321

Net cash (used in) provided by financing activities	(2,807)	821

Net decrease in cash and cash equivalents	(3,699)	(2,090)
Cash and cash equivalents, beginning of period	17,345	12,611

Cash and cash equivalents, end of period	$13,646	$10,521

Supplemental cash flow data of noncash investing and financing activities:
Increase in value of goodwill for final valuation of purchased intangibles, deferred tax liability and other adjustments	$—	$1,615

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited) Quarter Ended June 30,
	2007	2006
Net income	$1,497	$3,549
Other comprehensive income Unrealized gain on available-for-sale marketable securities, net of tax	—	14

Total comprehensive income	$1,497	$3,563

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in thousands)

	(Unaudited) Quarter Ended June 30,
	2007	2006
Common stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	64,191	61,488
Exercise of stock options/warrants	241	500
Tax benefit for stock option/warrant exercise	120	429
Stock-based compensation	275	203

Balance at end of period	64,827	62,620

Retained earnings
Balance at beginning of period	7,536	9,829
Net income	1,497	3,549
Declared dividend	(3,049)	—

Balance at end of period	5,984	13,378

Accumulated other comprehensive loss
Balance at beginning of period	(30)	(74)
Unrealized gain on available-for-sale securities	—	14

Balance at end of period	(30)	(60)

Total shareholders’ equity	$70,783	$75,940

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

New Frontier Media, Inc. is a publicly traded holding company for its operating subsidiaries which are reflected as the Pay TV, Film Production and Internet segments.

Pay TV

The Pay TV segment reflects the operating results of Colorado Satellite Broadcasting, Inc. (“CSB”), d/b/a The Erotic Networks ® (“TEN”). This segment is a leading provider of adult programming to multi-channel television providers and low-powered, direct-to-home households. Through its Video-On-Demand (“VOD”) service and its networks — Plz, TEN ®, TEN*Clips ®, Xtsy ®, TEN*Blue ®, TEN*Blox ®, and Real ® — the Pay TV segment is able to provide a variety of editing styles and programming mixes to a broad range of adult consumers. Ten Sales, Inc., which is also reflected within the operating results of the Pay TV segment, was formed in April 2003 and is responsible for selling the segment’s services.

Film Production

The Film Production segment includes the operating results of MRG Entertainment, Inc. and its subsidiaries. The Film Production segment derives revenue from two principal businesses: (1) the production and distribution of original motion pictures known as “erotic thrillers” and erotic, event styled content (“owned product”); and (2) the licensing of domestic third party films in international and domestic markets where it acts as a sales agent for the product (“repped product”).

Internet

The Internet segment includes the operating results of Interactive Gallery (“IGI”), a division of New Frontier Media, Inc., which aggregates and resells adult content over the internet. IGI sells content to monthly subscribers through its broadband site, www.ten.com, partners with third-party gatekeepers for the distribution of www.ten.com, wholesales pre-packaged content to various webmasters, and aggregates and resells adult content to wireless carriers in the United States and internationally.

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its wholly owned subsidiaries (collectively hereinafter referred to as “New Frontier Media” or the “Company” or “we” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of New Frontier Media’s financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s latest annual report on Form 10-K filed with the SEC on June 14, 2007.

The results of operations for the three month period ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of New Frontier Media. All significant intercompany accounts, transactions and profits have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by management in several areas, including, but not limited to, the collectibility of accounts receivable, recoupable producer costs and producer advances, the valuation of chargebacks and reserves, the forecast of anticipated revenues (“ultimate” revenues) which is used to amortize film costs, the expected useful life and valuation of prepaid distribution rights, the valuation of goodwill and intangibles, the useful lives of intangible assets, and assumptions related to the application of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments. Management bases its estimates and judgments on historical experience and on various other factors that are considered to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the fiscal year beginning April 1, 2008 for the Company, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the fiscal year beginning April 1, 2008 for the Company. The Company is currently evaluating the impact that SFAS No. 157 will have on its results of operations and financial position.

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands, except per share amounts):

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	(Unaudited) Quarter Ended June 30,
	2007	2006
Net income	$1,497	$3,549

Average outstanding shares of common stock	24,315	23,833
Dilutive effect of warrants/stock options	279	464

Common stock and common stock equivalents	24,594	24,297

Basic income per share	$0.06	$0.15

Diluted income per share	$0.06	$0.15

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants were greater than the average market price of the common shares, or because the impact on the calculation of certain options and warrants associated with unrecognized compensation and related tax benefits, were approximately 0.1 million and 1.0 million for the quarters ended June 30, 2007 and 2006, respectively. Inclusion of these options and warrants would be antidilutive.

NOTE 3 — EMPLOYEE EQUITY INCENTIVE PLANS

The Company has various stock plans for key employees and non-employee directors which were stockholder approved and provide for the grant of nonqualified and incentive stock options. Options currently granted by the Company generally vest over a one to four-year period and expire ten years from the grant date. During the quarters ended June 30, 2007 and 2006, no options were issued to employees and non-employee directors from these stock plans.

Share-Based Compensation

In accordance with the provisions of SFAS No. 123(R), the Company accounts for employee and non-employee director stock options under the fair value method which requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award.

Stock-based compensation recognized in the 2008 and 2007 fiscal years as a result of the adoption of SFAS No. 123(R) use the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plans. The Company uses certain assumptions in order to calculate the fair value of an option using the Black-Scholes option pricing model. The volatility assumptions are derived using historical volatility data. The expected term assumptions are stratified between officers and non-officers and determined using the weighted average exercise behavior for these two groups of employees. The dividend yield assumption is based on the dividend declared by the Company’s Board of Directors.

Stock-based compensation expense recognized in the consolidated statements of income for the quarters ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and are different for officers and non-officers. The forfeiture rate for officers is 0% and for non-officers is 17%.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company’s equity incentive plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

	Quarter Ended June 30,
	2007	2006
Stock-based compensation expense before income taxes	$275	$203
Income tax benefit	(102)	(78)

Total stock-based compensation expense after income taxes	$173	$125

Stock-based compensation effects on basic earnings per common share	$0.01	$0.01

Stock-based compensation effects on diluted earnings per common share	$0.01	$0.01

Stock option transactions during the quarter ended June 30, 2007 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at March 31, 2007	1,607,927	$6.72
Granted	—	—
Exercised	(42,500)	$5.67		$134
Forfeited/Cancelled	(18,400)	$6.73

Outstanding at June 30, 2007	1,547,027	$6.75	6.9	$3,258

Options Exercisable at June 30, 2007	893,077	$6.46	5.8	$2,100

Options Vested and Expected to Vest—Non-Officers	634,323	$6.97	7.4	$1,215

Options Vested and Expected to Vest—Officers	875,000	$6.55	6.5	$1,988

(1)The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the quarter if unexercised.

Net cash proceeds from the exercise of stock options were $0.2 million and $0.5 million for the quarters ended June 30, 2007 and 2006, respectively. The Company issued new shares of common stock upon exercise of these stock options. As of June 30, 2007 there was $0.5 million and $0.9 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of 1.3 years and 1.9 years, respectively. The excess tax benefits for the quarter ended June 30, 2007 that were classified as financing activities were immaterial. For the quarter ended June 30, 2006, $0.3 million of such excess tax benefits were classified as financing cash flows.

NOTE 4 — SEGMENT INFORMATION

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

The Company has the following three reportable segments:

      •   Pay TV — distributes branded adult entertainment programming networks and VOD content through electronic distribution platforms including cable television, C-Band, and Direct Broadcast Satellite (“DBS”).

      •   Film Production — produces and distributes mainstream films and soft erotic features and events. These titles are distributed on U.S. and international premium channels and pay-per-view channels across a range of cable and satellite distribution platforms. The Film Production segment also distributes a full range of independently produced motion pictures to markets around the world.

      •   Internet — aggregates and resells adult content via the internet. The Internet segment sells content to monthly subscribers through its broadband site, www.ten.com, partners with third-party gatekeepers for the distribution of www.ten.com, wholesales pre-packaged content to various webmasters, and aggregates and resells adult content to wireless platforms in the United States and internationally.

Expenses related to Corporate Administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Pay TV, Film Production or Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relation costs, and printing costs associated with the Company’s public filings and shareholder communications.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels. The balance sheet information and operating results of the Company’s segments at the dates and during the periods presented below were as follows (in thousands):

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	(Unaudited) Quarter Ended June 30,
	2007	2006
NET SALES
Pay TV	$10,367	$12,587
Film Production	2,090	3,134
Internet	483	607

Total	$12,940	$16,328

SEGMENT PROFIT
Pay TV	$5,079	$7,696
Film Production	(137)	(57)
Internet	14	(54)
Corporate Administration	(2,581)	(1,892)

Total	$2,375	$5,693

INTEREST INCOME
Pay TV	$1	$1
Film Production	1	—
Corporate Administration	252	237

Total	$254	$238

INTEREST EXPENSE
Internet	$—	$1
Corporate Administration	43	28

Total	$43	$29

DEPRECIATION AND AMORTIZATION
Pay TV	$1,091	$1,190
Film Production	786	2,065
Internet	16	81
Corporate Administration	3	3

Total	$1,896	$3,339

	(Unaudited) June 30, 2007	March 31, 2007
IDENTIFIABLE ASSETS
Pay TV	$108,269	$104,444
Film Production	30,482	30,520
Internet	16,339	16,462
Corporate Administration	53,991	56,268
Eliminations	(125,317)	(119,478)

Total	$83,764	$88,216

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 5 — MAJOR CUSTOMERS

The Company’s major customers (customer revenues in excess of 10% of consolidated net sales) are Comcast Corporation (“Comcast”), EchoStar Communications Corporation (“EchoStar”), Time Warner, Inc. (“Time Warner”) and DirecTV, Inc. (“DirecTV”). All major customers are included in both the Pay TV and Film Production segments. Revenue from Comcast, Echostar’s DISH Network, Time Warner and DirecTV as a percentage of total revenue for each of the quarters ended June 30 are as follows:

	(Unaudited) Quarter Ended June 30,
	2007	2006
Comcast	18%	11%
EchoStar	17%	26%
Time Warner	14%	12%
DirecTV	12%	13%

The Company’s outstanding accounts receivable balance due from its major customers as of June 30, 2007 and March 31, 2007 are as follows (in thousands):

	(Unaudited) June 30, 2007	March 31, 2007
Comcast	$1,679	$1,919
EchoStar	2,216	2,174
Time Warner	859	1,374
DirecTV	927	1,088

Total	$5,681	$6,555

NOTE 6 — MARKETABLE SECURITIES

Marketable securities are required to be categorized as either trading, available-for-sale or held-to-maturity. As of June 30, 2007 the Company had no trading or held-to-maturity securities. The marketable securities held by the Company at June 30, 2007 are categorized as available-for-sale and are reported at fair value. Marketable securities held by the Company at June 30, 2007 were as follows (in thousands):

		Gross Unrealized
	Gross Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$766	$—	$(1)	$765
Floating rate securities	2,450	—	—	2,450
Corporate debt securities	970	—	(23)	947
Municipal securities	6,069	—	(6)	6,063

Total available-for-sale securities	$10,255	$—	$(30)	$10,225

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The contractual maturities of these investments as of June 30, 2007, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2008	$9,670	$9,643
2009	585	582

Total available-for-sale securities	$10,255	$10,225

NOTE 7 — ACQUISITIONS

On February 10, 2006, the Company completed the acquisition of MRG Entertainment, Inc., its subsidiaries, and a related company, Lifestyles Entertainment, Inc. (collectively “MRG”) by acquiring all of the outstanding capital stock of MRG. MRG produces and distributes erotic thrillers which are distributed in both the U.S. and internationally on premium movie services and also produces and distributes adult, reality-based content that is distributed in the U.S. through both DBS providers and Multiple System Operators (“MSOs”). MRG is presented in the Company’s Film Production operating segment.

The aggregate purchase price for the Company’s acquisition of MRG was $21.1 million. Approximately $2.6 million of the cash acquisition price was initially held in escrow pending the resolution of certain contingencies. A portion of these escrow funds was released in connection with the settlement of certain liabilities related to the acquisition, and the remaining escrow funds outstanding at June 30, 2007 of approximately $1.6 million are presented in both restricted cash and accrued and other liabilities on the consolidated balance sheets. In July 2007, the remaining $1.6 million escrow balance was released.

NOTE 8 — ASSET DISPOSITION AND IMPAIRMENT EXPENSE

During the quarter ended June 30, 2007, the Company recorded a charge of approximately $0.2 million associated with the disposition of equipment reported within the Pay TV segment. The disposed equipment was previously used to store certain content data and was subsequently replaced by new equipment that is considered to be more functional. Because the disposed equipment has no future value, the Company recorded an asset disposition expense to write-off the remaining net book value of the disposed equipment which is included in the charge for asset disposition and impairment line item in the consolidated statements of income.

The Company periodically evaluates recoupable producer costs and producer advances associated with the Film Production segment’s repped product for impairment based on estimates of future license fee collections. During the quarter ended June 30, 2007, the Company determined that the future license fee collections for certain repped films would not be sufficient to recoup the related outstanding costs and producer advances incurred for those films. As a result, the Company recorded an impairment expense of approximately $0.1 million associated with the related films’ recoupable costs and producer advances. The write-off is included in the charge for asset disposition and impairment line item in the consolidated statements of income.

NOTE 9 — LITIGATION

During the quarter ended March 31, 2007, the Company participated in mediation with TVN Entertainment Corporation (“TVN”) regarding a complaint that was originally filed by TVN in the Superior Court of the State of California for the County of Los Angeles in 2005. The original

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

complaint related to a Licensing, Encoding and Transport agreement (the “Transport Agreement”) entered into by TVN and the Company’s Pay TV segment. The complaint alleges that under the Transport Agreement, TVN is entitled to certain fees for transport services even in those circumstances where TVN is not the party providing the transport services. The Company responded to the complaint with certain counterclaims and a general denial of the allegations. In July 2007, the Company and TVN resolved the dispute. In connection with the resolution of the dispute, the Company paid $500,000 in consideration of the dismissal and release of claims by TVN regarding past non-payment of fees which were accrued for at March 31, 2007, and the Company is obligated to pay TVN a quarterly fee of $125,000 beginning with the quarter ended June 30, 2007 and payable through the quarter ended March 31, 2010 for certain additional services provided by TVN.

In the normal course of business, the Company is subject to various lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 10 — REVENUE GUARANTEE

The Company entered into an Affiliation Agreement with DirecTV, Inc. on April 4, 2006, whereby DirecTV has the non-exclusive right to distribute the national feeds of the 24-hour per day, 7-day per week programming services of two of the Pay TV segment’s networks for a two-year period from the date upon which DirecTV commences commercial distribution of these services. Under the terms of the agreement, if the Pay TV segment’s networks replaced competitive networks, the Company would guarantee that DirecTV would earn certain revenue targets from the performance of these services in each of Year 1 and Year 2 of the contract. If the revenue targets are not achieved, the shortfall will be paid to DirecTV in an amount that will not exceed the total license fee earned by the Pay TV segment in each of Year 1 and Year 2 of the contract. When the networks launched on the DirecTV platform, DirecTV did replace competitive services, thereby putting this contract term into force.

Pursuant to Financial Accounting Standards Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the Company has assessed the need to record a liability for the DirecTV performance guarantee. Year 1 of the agreement was completed during the quarter ended June 30, 2007 and the Company exceeded the revenue targets stipulated in the contract during this period. As of June 30, 2007, the Company has not recorded a liability related to the Year 2 revenue guarantee because actual historical performance data indicates the likelihood of not meeting the revenue guarantee to be remote and so the Company would therefore have no liability associated with this guarantee.

NOTE 11 — DIVIDENDS

On May 8, 2007, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock, payable on June 29, 2007, to shareholders of record on June 4, 2007. The Company paid $3.0 million on June 29, 2007 to shareholders of record, and the Company intends to pay a regular quarterly cash dividend of $0.125 per share of common stock for the foreseeable future at the discretion of the Board of Directors depending on available cash, anticipated cash needs and overall financial condition.

NOTE 12 — INCOME TAXES

Effective at the beginning of the first fiscal quarter of 2008, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The adoption of FIN No. 48 did not affect the Company’s liability for unrecognized tax benefits as no new uncertain tax positions were recognized. The total amount of gross unrecognized tax benefits as of the date of adoption was $1.9 million and is classified as long-term income taxes payable. $0.4 million of these gross unrecognized tax benefits would affect the effective tax rate if realized.

The Company’s policy to include interest related to unrecognized tax benefits within interest expense and income tax penalties as income tax expense on the consolidated statements of income did not change as a result of implementing the provisions of FIN No. 48. As of the date of adoption of FIN No. 48, the Company had $0.2 million and $0 accrued for the payment of interest and penalties, respectively, relating to unrecognized tax benefits.

The Company files U.S. federal and state income tax returns. With few exceptions, the Company is no longer subject to examination of its federal and state income tax returns for years prior to fiscal 1999.

The Company does not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

NOTE 13 — SUBSEQUENT EVENTS

In July 2007, the Company obtained a $7.5 million line of credit from an outside financial institution. Amounts borrowed under the line of credit will be used to support the Company’s short-term working capital needs. The line of credit is secured by the Company’s trade accounts receivable and will mature in July 2008. The interest rate applied to borrowings under the line of credit is based on the current Prime Rate less 0.13%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type. The Company has made no borrowings under the line of credit.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements. These are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, “could”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to our ability to: 1) retain our four major customers that accounted for approximately 18%, 17%, 14% and 12%, respectively, of our total revenue for the three months ended June 30, 2007; 2) maintain the license fee structure currently in place with our customers; 3) compete effectively with our Pay TV segment’s major competitor or any other competitors that may distribute adult content to U.S. cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers; 4) retain our key executives; 5) produce film content that is well received by our Film Production segment’s major customers; 6) successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 7) attract market support for our stock. The foregoing list of factors is not exhaustive.

EXECUTIVE SUMMARY

We are a leading producer and distributor of adult themed television and general motion picture entertainment. Our key customers are large cable and satellite operators in the United States. Our products are sold to these operators who then transact them to retail customers via pay-per-view and video-on-demand technology. We earn revenue through contractual percentage splits of the retail price. We operate our Company in three reporting segments: Pay TV, Film Production and Internet.

PAY TV SEGMENT

Our Pay TV segment is focused on the distribution of its pay-per-view networks and its video-on-demand service to MSOs and DBS providers. We earn a percentage of revenue on each pay-per-view, subscription, or video-on-demand transaction related to our services. Revenue growth occurs as we launch our services to new cable MSOs or DBS providers, experience growth in the number of digital subscribers for systems where our services are currently distributed and when we launch additional services with existing cable/DBS partners. Revenue growth also occurs as we are able to increase the buy rates for our products and as operators increase retail prices.

Our Pay TV segment’s revenue for the first fiscal quarter of 2008 was primarily impacted by the finalization, in our third fiscal quarter ended December 31, 2006, of a new contract with the second largest DBS platform in the U.S. for the continued distribution of three of our pay-per-view networks. This contract adjusted historical revenue splits downward while, at the same time, this customer added two competitive channels to the category.

FILM PRODUCTION SEGMENT

Our Film Production segment derives its revenue from the following two principal businesses: 1) the production and distribution of original motion pictures known as “erotic thrillers” and erotic, event-styled content (collectively, “owned product”); and 2) the licensing of domestic third party films in international markets where we act as a sales agent for the product (“repped product”).

We generate revenue by licensing our content for a one-time fee to U.S. and international premium TV services and by licensing our content to U.S. and international cable operators and satellite providers on a revenue share basis. In addition, we earn a commission and marketing fee for licensing the international television, DVD and theatrical rights as well as the domestic television rights on behalf of the producers that we represent as a sales agent.

Prior to our acquisition of the Film Production segment in February 2006, this segment had acted as a contract film producer to one major Hollywood studio. Most often these productions involved the sequels to successful releases. During our 2007 fiscal year we did not produce a film for this studio. We expect to produce one, and possibly two, sequels for this studio in the latter part of our current fiscal year.

We have recently begun to distribute our event and erotic thriller content on the video-on-demand platforms of five U.S. cable MSOs. As of June 30, 2007, our content was distributed to over 22 million U.S. cable households. In addition, we have secured distribution with one Canadian DBS provider for the distribution of our event and erotic thriller content on their pay-per-view platform.

INTERNET SEGMENT

Our Internet segment generates revenue by selling monthly memberships to our website, www.ten.com, by earning a percentage of revenue from third-party gatekeepers for the distribution of www.ten.com to their customer base, by selling pre-packaged video and photo content to webmasters for a monthly fee, and by distributing our content to wireless platforms both internationally and domestically. Nearly 80% of the revenue from the Internet segment is related to the sale of monthly memberships to www.ten.com.

We are currently working to improve all aspects of our internet product in terms of site design, navigation, features, content and performance. In addition, during the current fiscal year we will be experimenting with different monthly subscription price points and implementing a new affiliate program designed to create incentives for the direction of traffic to www.ten.com.

As of the end of the prior fiscal year, we determined that further investment in our wireless activities could not be justified without an appropriate return on investment. We will continue to distribute our content to a small number of wireless platforms in the U.S. and Europe during this current year, but we do not expect this activity to generate a significant amount of revenue.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies set forth in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2007 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appropriately represent, in all material respects, the current status of the Company’s critical accounting policies, and are incorporated herein by reference.

PAY TV SEGMENT

The following table outlines the current distribution environment and network households for each network and our video-on-demand service:

		Estimated Network Households(1) (in thousands)
Network	Distribution Method	As of June 30, 2007	As of June 30, 2006	% Change
Xtsy	DBS/Cable	13,400	12,600	6%
TEN	Cable/DBS	46,500	37,900	23%
TEN*Clips(2)	Cable/DBS	37,600	34,600	9%
Video-On-Demand	Cable	26,500	22,300	19%
TEN*Blue	Cable	4,400	4,000	10%
TEN*Blox	Cable	8,700	8,100	7%
Plz(3)	Cable	300	6,200	(95%)
Real(3)	Cable	2,400	—	—

Total Network Households		139,800	125,700

(1) Reflects network household distribution. A household will be counted more than once when determining total network households if the home has access to more than one of the Pay TV segment’s services, since each network represents an incremental revenue stream. The Pay TV segment estimates its unique household distribution as 56.5 million and 51.5 million total network households as of June 30, 2007 and 2006, respectively. This represents 27.9 and 24.3 million digital cable homes as of June 30, 2007 and 2006, respectively, and 28.6 million and 27.2 million DBS homes as of June 30, 2007 and 2006, respectively.

(2) TEN* Max was renamed TEN*Clips during the fourth quarter of the prior fiscal year and is now programmed in two editing standards to better serve the C-Band, DBS and cable markets.

(3) Real was launched in May 2007. This service is distributed to cable MSOs and DBS providers and will replace our Plz (formerly known as “Pleasure”) service in many markets. We anticipate that Plz will no longer be distributed by the end of our 2008 fiscal year.

The following table sets forth certain financial information for the Pay TV segment for the quarters ended June 30, 2007 and 2006:

	(In Millions) Quarter Ended June 30,		Quarterly Percent Change
	2007	2006	’07 vs’06
Net Revenue
PPV - Cable/DBS	$5.4	$7.5	(28%)
VOD - Cable/Hotel	4.6	4.6	0%
C-Band	0.4	0.5	(20%)

Total	$10.4	$12.6	(17%)

Cost of Sales	$2.8	$2.9	(3%)

Gross Profit	$7.6	$9.7	(22%)

Gross Margin	73%	77%

Operating Expenses	2.5	2.0	25%

Operating Income	$5.1	$7.7	(34%)

NET REVENUE

PPV — Cable/DBS

The decline in our PPV — Cable/DBS revenue was primarily a result of a decrease in revenue from the second largest DBS platform in the U.S. This decline in revenue follows the finalization, in October 2006, of a new contract with this customer which resulted in lower license fees and which was coincident with the addition of two competitive channels to this platform.

Revenue was also impacted by cable MSOs transitioning away from Plz (formerly known as “Pleasure”), our most edited linear service, to our lesser edited services. This results in lower distribution and revenue from Plz, but higher overall revenue for the Pay TV segment. We anticipate that we will cease distributing our Plz network by the end of our third fiscal quarter.

VOD — Cable/Hotel

Our video-on-demand revenue was flat year-over-year for the quarter as a result of a decrease in revenue attributable to the sale of Adelphia Communications Corporation systems to larger multi-channel operators, resulting in a lower license fee for our video-on-demand content from those systems. This decline in revenue was offset by an 18% increase in video-on-demand revenue from the largest cable MSO in the U.S. as well as by increases in revenue from various other top ten cable MSOs.

C-BAND REVENUE

The 20% decline in C-Band revenue for the quarter is a result of the continued decline of the C-Band market as consumers convert from C-Band “big dish” analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has declined 54% year-over-year for the quarter to 51,000 subscribers from 111,000 subscribers as of June 30, 2006.

Providing our two networks to the C-Band market continues to be profitable for us. We generated operating margins of 32% and 47% for the quarters ended June 30, 2007 and 2006, respectively. However, we anticipate that we will no longer be distributing our networks on the C-Band platform by the end of the current fiscal year.

COST OF SALES

Our cost of sales consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisitions, video-on-demand transport, amortization of content licenses, and in-house call center operations related to the C-Band business.

The decline in year-over-year quarterly cost of sales is related to a decrease in our transponder costs as a result of the cancellation of a transponder used to distribute our Plz network and a decrease in our content amortization costs. The decrease in these costs was slightly offset by an increase in video-on-demand transport fees paid to our primary transport provider. In addition, costs associated with programming our networks increased slightly year-over-year for the quarter due to higher costs associated with personnel and data analysis tools.

OPERATING INCOME

Operating income declined 34% as a result of a 22% decline in gross profit and a 25% increase in operating expenses. The decline in gross profit was driven by a 17% decrease in quarterly revenue. Operating expenses as a percentage of revenue increased to 24% for the quarter ended June 30, 2007 from 16% for the quarter ended June 30, 2006.

The 25% increase in quarterly operating expenses was primarily due to the following: a) a $0.2 million loss for the early disposition of equipment used within our digital broadcast center; b) an increase in advertising costs related to marketing our networks on mainstream channels to raise brand awareness and drive purchases; c) an increase in costs associated with the development and creation of unique interstitial and video-on-demand content; d) an increase in costs related to improving our IT infrastructure; and e) an increase in legal costs related to finalizing a contract dispute with one of our video-on-demand transport providers. The increase in these costs was slightly offset by a decrease in quarterly trade show costs. Our trade show costs declined because we did not exhibit at several shows this quarter as we had during the prior year quarter.

FILM PRODUCTION SEGMENT

The following table sets forth certain financial information for the Film Production segment for the quarters ended June 30, 2007 and 2006:

	(In Millions) Quarter Ended June 30,		Quarterly Percent Change
	2007	2006	’07 vs’06
Net Revenue
Owned Title Revenue	$1.6	$2.7	(41%)
Repped Title Revenue	0.5	0.4	25%

Total	$2.1	$3.1	(32%)

Cost of Sales	$0.8	$2.1	(62%)

Gross Profit	$1.3	$1.0	30%

Gross Margin	62%	32%

Operating Expenses	1.5	1.1	36%

Operating Loss	$(0.2)	$(0.1)	100%

NET REVENUE

The 41% decline in owned title revenue is primarily related to inconsistencies in delivery schedules between years. In the prior year quarter, we delivered nine episodes of a thirteen episode series to one of our customers. This same episodic business is currently in production but will not be delivered until the second and third quarters of our current fiscal year. In addition, revenue from the largest DBS platform in the U.S. declined year-over-year for the quarter due to a decline in our license fee structure and a change in the location of our content on this platform’s electronic programming guide which placed our content in the adult neighborhood rather than the mainstream movie neighborhood. We also experienced a decline in revenue as a result of fewer titles being delivered during the current year quarter.

This decline in revenue was partially offset by an increase in revenue from the delivery of our content on the video-on-demand platforms of four major U.S. cable MSOs and the distribution of several horror films to home video and video-on-demand platforms through our arrangement with Lionsgate during the current year quarter.

Repped title revenue represents revenue from the licensing of film titles which we represent (but do not own) under international sales agency relationships with various independent film producers. We actively represent over 50 titles under both the Mainline Releasing and Lightning Entertainment labels. Over half of our repped title revenue was earned from six and five titles during the quarters ended June 30, 2007 and 2006, respectively.

COST OF SALES

Our cost of sales is primarily comprised of amortization of our content as well as delivery and distribution costs related to our owned content. There are no significant costs of sales related to the repped title business.

The 62% decrease in year-over-year quarterly cost of sales is primarily related to a decline in our film amortization. Film amortization is determined based on the revenue recognized in the current period for a title divided by the ultimate revenue expected for the title as determined at the beginning of the fiscal year multiplied by the unamortized cost for that title. Film amortization represents 74% and 89% of total cost of sales for the quarters ended June 30, 2007 and 2006, respectively. Film amortization was 41% and 73% of owned title revenue for the quarters ended June 30, 2007 and 2006, respectively.

Film amortization as a percentage of owned title revenue is declining as we have started to monetize films that were created after the acquisition of this segment was completed in February 2006. Because of the valuation placed on the film library as a result of the acquisition, the amortization of acquired titles, which were primarily monetized during the prior fiscal year, was higher than what would normally be expected for a title created after the acquisition.

OPERATING LOSS

Operating losses increased 100% due to a 36% increase in operating expenses. The increase in operating expenses was slightly offset by a 30% increase in our quarterly gross profit which was driven by a 62% decrease in quarterly cost of sales.

The 36% increase in year-over-year quarterly operating expenses was primarily related to the following: a) a $0.1 million reserve established for potentially unrecoupable costs incurred on two older repped titles; b) a $0.2 million bad debt write off related to an uncollectible customer account; c) an increase in trade show exhibition costs; and d) an increase in outside services related to temporary labor and data analysis tools.

INTERNET SEGMENT

The following table sets forth certain financial information for the Internet segment for the quarters ended June 30, 2007 and 2006:

	(In Millions) Quarter Ended June 30,		Quarterly Percent Change
	2007	2006	’07 vs’06
Net Revenue
Net Membership	$0.4	$0.5	(20%)
Other	0.1	0.1	0%

Total	$0.5	$0.6	(17%)

Cost of Sales	$0.2	$0.3	(33%)

Gross Profit	$0.3	$0.3	0%

Gross Margin	60%	50%

Operating Expenses	0.3	0.4	(25%)

Operating Income (Loss)	$0.0	$(0.1)	100%

NET REVENUE

The 20% decline in net membership revenue is a result of a decline in traffic to our website and a continued erosion of the sale of monthly memberships. We have not actively marketed our website and we currently participate in only a select number of affiliate webmaster traffic generating programs. In addition, we continue to test various monthly membership price points between $9.95 and $29.95.

We are currently redesigning our website at ten.com in an effort to increase the rate of conversion of traffic to the site into paying members. We launched the first redesign of the site at the end of the current quarter. During our second fiscal year quarter we will also be implementing new affiliate marketing programs designed to create incentives for the direction of traffic to our website at ten.com.

We expect these initiatives to reverse the decline in our membership revenue over the course of this current fiscal year.

Other revenue was flat for the quarter. This revenue relates to the sale of content to other webmasters, the distribution of our website to the LodgeNet Entertainment Corporation customer base, and revenue from the distribution of our content through wireless platforms.

COST OF SALES

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content and depreciation of assets.

The 33% decline in cost of sales is primarily related to the following: a) a decrease in amortization expense associated with the content library that was written off during the third quarter of our prior fiscal year; b) a decrease in credit card processing costs related to the decline in our membership revenue; and c) a decrease in costs associated with the distribution of our content on wireless platforms. Due to the change in our wireless strategy implemented at the beginning of this fiscal year, we are devoting fewer resources to this platform. Accordingly, we incurred no costs this quarter for the development of content and we incurred lower depreciation and maintenance costs due to the write-off of certain assets at year end as discussed in our annual report on Form 10-K filed for the fiscal year ended March 31, 2007.

OPERATING INCOME (LOSS)

The 100% increase in operating income is primarily related to a 25% decline in operating expenses. The year-over-year quarterly decline in operating expenses is related to a decrease in expenses associated with the distribution of our content to wireless platforms. As discussed above, since the beginning of the current fiscal year we have been devoting fewer resources, including sales and management, to the distribution of content via wireless platforms. The decline in costs associated with distributing our content through wireless platforms was partially offset by an increase in expenses related to improving the performance of our ten.com website. As discussed above, we are currently redesigning our website at ten.com and implementing new affiliate marketing programs in order to drive traffic to our site.

CORPORATE ADMINISTRATION

The following table sets forth certain financial information for Corporate Administration expenses for the quarters ended June 30, 2007 and 2006:

	(In Millions) Quarter Ended June 30,		Quarterly Percent Change
	2007	2006	’07 vs’06
Operating Expenses	$(2.8)	$(2.1)	33%

Expenses related to Corporate Administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., which are not directly allocable to the Pay TV, Film Production, and Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ and the SEC, investor relations costs, and printing costs associated with the Company’s public filings and shareholder communications.

The 33% increase in corporate administration expenses for the quarter ended June 30, 2007 is primarily related to the following: a) an increase in accounting expenses for internal personnel added during the 2007 fiscal year to assist with compliance and fees incurred for the fiscal 2007 audit conducted during the current quarter; b) expenses associated with one of our sales executives whose function this year is to sell products internationally for both our Pay TV and Film Production segments rather than our Internet segment (specifically our wireless product), to which segment his prior year expenses were allocated; and c) an increase in costs associated with the hiring of a Chief Information Officer in February 2007.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES AND INVESTING ACTIVITIES:

Our statements of cash flows are summarized as follows (in millions):

	Quarter Ended June 30,
	2007	2006
Net cash provided by operating activities:	$1.1	$3.9

Cash flows used in investing activities:
Purchases of equipment and furniture	(0.5)	(0.3)
Purchase of available-for-sale securities	(2.7)	(7.6)
Redemption of available-for-sale securities	1.7	1.5
Related party note payable	(0.5)	(0.3)
Other	0.0	(0.1)

Net cash used in investing activities	$(2.0)	$(6.8)

The decrease in cash provided by operating activities year-over-year for the quarter is primarily related to:

      • a $2.1 million decrease in net income;

      • a $1.4 million decrease in depreciation and amortization expense which is related to a decline in film amortization incurred by our Film Production segment; and

      • a $0.9 million increase in content licensing and content creation costs incurred by our Pay TV and Film Production segments.

The decrease in cash used in investing activities is primarily related to a $5.1 million decrease in net purchases of available-for-sale securities due to lower investable cash balances. Capital expenditures of $0.5 million for the current year quarter relate primarily to purchases of servers, editing equipment, computers, and the build out of our new studio space in Hollywood, California. Capital expenditures of $0.3 million for the prior year quarter relate primarily to the purchase of editing equipment, computers and software.

The decrease in the related party note payable for both quarters relates to payments made in accordance with the acquisition agreement to the former principals of MRG Entertainment, Inc. from whom we acquired the Film Production segment.

CASH FLOWS FROM FINANCING ACTIVITIES:

Our cash flows (used in) provided by financing activities are as follows (in millions):

	Quarter Ended June 30,
	2007	2006
Cash flows (used in) provided by financing activities:
Payment of dividend	$(3.0)	$—
Proceeds from stock option exercises	0.2	0.5
Excess tax benefit from stock option exercise	0.0	0.3

Net cash (used in) provided by financing activities	$(2.8)	$0.8

Net cash used in financing activities for the current year quarter relates primarily to the $3.0 million payment of our quarterly cash dividend. This use of cash was slightly offset by $0.2 million in proceeds from the exercise of stock options during the quarter.

Tax benefits decreased to $0 from $0.3 million in the prior year quarter and relate to the tax deductions that we receive upon exercise of an option by an employee or non-employee director in excess of those anticipated at the time of the option grant.

If we were to lose our four major customers that accounted for 18%, 17%, 14% and 12% of our revenue for the quarter ended June 30, 2007, our ability to finance our future operating requirements would be severely impaired.

In December 2005, our Board of Directors approved a stock repurchase plan to purchase up to 2.0 million shares of our stock over 30 months. To date, we have repurchased 250,000 shares. At our current stock price, it would require approximately $15.1 million over the next 12 months to complete this stock repurchase plan.

We expect to pay a recurring quarterly dividend of $0.125 per share of common stock. Based on the number of shares currently outstanding, this will require an annual use of cash of approximately $12.4 million.

As of July 1, 2007, we have a $7.5 million line of credit available. The interest rate applied to the line of credit is variable based upon the current prime rate less 0.130 percentage points. The balance on the line of credit is currently $0. The line of credit, if utilized, would be secured by our trade accounts receivables and requires that we comply with certain financial covenants and ratios. The line of credit expires after twelve months.

As part of the MRG Entertainment, Inc. acquisition we entered into an earnout agreement, which would require a $2.0 million payment over three calendar years if certain EBITDA targets are met. The 2006 calendar year earnout target was achieved and the amount due to the principals was paid in May 2007.

At June 30, 2007, we have a $1.9 million liability recorded for an unrecognized tax benefit. We cannot reasonably estimate when or if this liability will be paid.

We believe that our current cash balances and cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures, content licensing or film production costs that may be incurred can be financed through our cash flows from operations.

OFF BALANCE SHEET ARRANGEMENTS

We entered into a two-year agreement with the largest DBS platform in the U.S. for the distribution of two of our services beginning April 2006. This agreement requires us to meet certain performance targets. If we are unsuccessful in meeting these performance targets we would have to make up the shortfall in an amount not to exceed our total license fee earned. We exceeded the performance targets for the first year of the contract as of April 2007. As of June 30, 2007 we believe that we will meet or exceed the agreed upon performance targets for the second year of the agreement.

At June 30, 2007, we have a $1.9 million liability recorded for an unrecognized tax benefit. We can not reasonably estimate when or if this liability will be paid.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the fiscal year beginning April 1, 2008, although earlier adoption is permitted. The Company is currently evaluating the impact that SFAS No. 159 will have on its results of operations and financial position.

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

Interest Rate Sensitivity. As of August 1, 2007, the Company had cash in checking and money market accounts, certificates of deposits, and fixed income debt securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

Foreign Currency Exchange Risk. The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were effective.

(b) Internal Controls. There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year end March 31, 2007 have not materially changed.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Karyn Miller pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.

Karyn L. Miller
Chief Financial Officer
(Principal Accounting Officer)

Dated: August 9, 2007

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Karyn Miller pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Karyn Miller pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002