Form 10-Q
period 2007-09-30
NEW FRONTIER MEDIA INC
filed 2007-11-09
CIK 847383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities and Exchange
Act of 1934.

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, 23,827,391 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q
NEW FRONTIER MEDIA, INC.
Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	(Unaudited) September 30, 2007	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$12,205	$17,345
Restricted cash	10	1,710
Marketable securities	3,845	8,681
Accounts receivable, net of allowance for doubtful accounts of $48 and $41, respectively	11,262	12,249
Deferred costs	2,106	—
Taxes receivable	834	986
Deferred tax asset	407	528
Prepaid and other assets	1,341	1,877

Total current assets	32,010	43,376

Equipment and furniture, net	4,722	4,534
Prepaid distribution rights, net	9,872	9,084
Marketable securities	583	587
Recoupable costs and producer advances	1,610	1,278
Film costs, net	8,213	6,991
Goodwill	18,608	18,608
Other identifiable intangible assets, net	2,390	2,771
Other assets	984	987

Total assets	$78,992	$88,216

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,137	$1,942
Producer payable	638	1,049
Deferred revenue	1,131	889
Due to related party	92	647
Accrued compensation	1,751	3,298
Deferred producer liabilities	2,309	1,344
Accrued and other liabilities	857	3,664

Total current liabilities	8,915	12,833

Deferred tax liability	355	976
Taxes payable	1,849	1,726
Other long-term liabilities	962	982

Total liabilities	12,081	16,517

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.10 par value, 4,999 shares authorized: no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 23,827 and 24,302 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	2	2
Additional paid-in capital	61,789	64,191
Retained earnings	5,136	7,536
Accumulated other comprehensive loss	(16)	(30)

Total shareholders’ equity	66,911	71,699

Total liabilities and shareholders’ equity	$78,992	$88,216

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2007	2006	2007	2006
Net sales	$12,430	$16,166	$25,370	$32,494
Cost of sales	3,459	5,195	7,256	10,524

Gross margin	8,971	10,971	18,114	21,970

Operating expenses:
Sales and marketing	1,640	1,266	3,708	2,983
General and administrative	3,989	4,066	8,652	7,857
Charge for asset disposition and impairment	90	—	363	—

Total operating expenses	5,719	5,332	12,723	10,840

Operating income	3,252	5,639	5,391	11,130

Other income (expense):
Interest income	215	322	469	560
Interest expense	(53)	(28)	(96)	(57)
Other income (loss), net	(13)	4	12	(3)

Total other income	149	298	385	500

Income before provision for income taxes	3,401	5,937	5,776	11,630

Provision for income taxes	(1,256)	(2,283)	(2,134)	(4,427)

Net income	$2,145	$3,654	$3,642	$7,203

Basic income per share	$0.09	$0.15	$0.15	$0.30

Diluted income per share	$0.09	$0.15	$0.15	$0.30

Dividends declared per common share	$0.13	$—	$0.25	$—

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,642	$7,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,611	6,577
Tax benefit from option/warrant exercises	167	134
Share-based compensation	563	428
Charge for asset disposition and impairment	363	—
Changes in operating assets and liabilities
Accounts receivable	987	11
Accounts payable	195	(441)
Prepaid distribution rights	(2,388)	(2,468)
Capitalized film costs	(2,152)	(1,497)
Deferred costs	(2,106)	—
Deferred revenue, net	242	510
Producer payable	(411)	58
Taxes receivable and payable, net	275	1,288
Deferred tax asset and liability, net	(508)	(1,218)
Accrued compensation	(1,547)	(21)
Other assets and liabilities, net	(45)	247

Net cash provided by operating activities	888	10,811

Cash flows from investing activities:
Payment for business acquisitions	—	(18)
Purchase of investments available-for-sale	(2,671)	(12,571)
Redemption of investments available-for-sale	7,532	2,753
Purchase of equipment and furniture	(1,160)	(586)
Payment of related party note arising from business acquisition	(555)	(468)

Net cash provided by (used in) investing activities	3,146	(10,890)

Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	512	636
Purchase of common stock	(3,618)	(2,160)
Payment of dividend	(6,042)	—
Excess tax benefit from option/warrant exercise	(26)	323

Net cash used in financing activities	(9,174)	(1,201)

Net decrease in cash and cash equivalents	(5,140)	(1,280)
Cash and cash equivalents, beginning of period	17,345	12,611

Cash and cash equivalents, end of period	$12,205	$11,331

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2007	2006	2007	2006
Net income	$2,145	$3,654	$3,642	$7,203
Other comprehensive income Unrealized gain on available-for-sale marketable securities, net of tax	14	27	14	41

Total comprehensive income	$2,159	$3,681	$3,656	$7,244

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in thousands)

	(Unaudited) Six Months Ended September 30,
	2007	2006
Common stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	64,191	61,488
Exercise of stock options/warrants	512	636
Tax benefit for stock option/warrant exercise	141	457
Purchase of common stock	(3,618)	(2,160)
Stock-based compensation	563	428

Balance at end of period	61,789	60,849

Retained earnings
Balance at beginning of period	7,536	9,829
Net income	3,642	7,203
Declared dividend	(6,042)	—

Balance at end of period	5,136	17,032

Accumulated other comprehensive loss
Balance at beginning of period	(30)	(74)
Unrealized gain on available-for-sale securities	14	41

Balance at end of period	(16)	(33)

Total shareholders’ equity	$66,911	$77,850

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

The results of operations for the three or six month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of New Frontier Media. All significant intercompany accounts, transactions and profits have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by management in several areas, including, but not limited to, the collectibility of accounts receivable, recoupable producer costs and producer advances, the valuation of chargebacks and reserves, the forecast of anticipated revenues (“ultimate” revenues) which is used to amortize film costs, the expected useful life and valuation of prepaid distribution rights, the valuation of goodwill and intangibles, the useful lives of intangible assets, certain Pay TV segment pay-per-view and VOD revenue, and assumptions related to the application of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments. Management bases its estimates and judgments on historical experience and on various other factors that are considered to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Producer-for-Hire Arrangements

The Company’s Film Production segment periodically acts as a producer-for-hire for certain customers. Through these arrangements, the Company provides services and incurs costs associated with the film production, and the Company earns a fee for its services once the film has been delivered and accepted by the customer. The Company maintains no ownership rights for the produced content. Revenue for these arrangements is recognized when persuasive evidence of an arrangement exists, the film has been delivered and accepted by the customer, the fee is fixed and determinable and collection is probable. The costs incurred for production in these arrangements are initially recorded as a deferred cost within the current assets section of the balance sheet, and the deferred costs are subsequently recorded as a cost of sales when the Company recognizes revenue for the related services. At September 30, 2007, the Company had $2.1 million of deferred costs recorded in connection with a producer-for-hire arrangement.

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

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands, except per share amounts):

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2007	2006	2007	2006
Net income	$2,145	$3,654	$3,642	$7,203

Average outstanding shares of common stock	24,120	23,830	24,232	23,832
Dilutive effect of warrants/stock options	105	446	192	455

Common stock and common stock equivalents	24,225	24,276	24,424	24,287

Basic income per share	$0.09	$0.15	$0.15	$0.30

Diluted income per share	$0.09	$0.15	$0.15	$0.30

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants were greater than the average market price of the common shares, or because the impact on the calculation of certain options and warrants associated with unrecognized compensation and related tax benefits, were approximately 1.2 million and 1.0 million for the quarters ended September 30, 2007 and 2006, respectively and 0.6 million and 1.0 million for the six month periods ended September 30, 2007 and 2006, respectively. Inclusion of these options and warrants would be antidilutive.

NOTE 3 — EMPLOYEE EQUITY INCENTIVE PLANS

During the quarter ended September 30, 2007, the Company adopted the New Frontier Media, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), which was approved by the Company’s shareholders. The 2007 Plan serves to replace the Company’s prior equity incentive plans, consisting of the New Frontier Media Inc. 1998 Incentive Stock Plan, the New Frontier Media Inc. 1999 Incentive Stock Plan, the New Frontier Media Inc. 2001 Incentive Stock Plan and the New Frontier Media Inc. Millennium Incentive Stock Option Plan. Under the 2007 Plan, various awards including stock options, stock appreciation rights, restricted stock, bonus stock and other awards as defined by the 2007 Plan may be granted to officers, employees and directors. There are 1,250,000 shares of the Company’s common stock issuable under the 2007 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 350,000 shares. During the three month period ended September 30, 2007, 80,000 options were issued to an employee from the 2007 Plan.

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

Share-based compensation recognized in the 2008 and 2007 fiscal years in accordance with SFAS No. 123(R) is determined using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plan. The Company uses certain assumptions in order to calculate the fair value of an option using the Black-Scholes option pricing model. The volatility assumptions are derived using historical volatility data. The expected term assumptions are stratified between officers and non-officers and are determined using the weighted average exercise behavior for these two groups of employees. The dividend yield assumption is based on the dividend declared by the Company’s Board of Directors. The weighted average estimated values of employee stock option grants and the weighted average assumptions that were used in calculating such values for the quarter and six months ended September 30, 2007 and 2006 were as follows:

	Quarter Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Weighted average estimated values	$2.02	$4.25	$2.02	$4.25
Expected term (in years)	6	5	6	5
Risk free interest rate	4.1%	4.8%	4.1%	4.8%
Volatility	60%	65%	60%	65%
Dividend yield	7.6%	0%	7.6%	0%

Share-based compensation expense recognized in the consolidated statements of income during the quarter and six months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and are different for officers and non-officers. The estimated forfeitures used for the three months ended September 30, 2007 were 0% for officers and 16% for non-officers.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company’s equity incentive plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

	Quarter Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Share-based compensation expense before income taxes	$288	$226	$563	$428
Income tax benefit	(107)	(86)	(208)	(164)

Total share-based compensation expense after income taxes	$181	$140	$355	$264

Share-based compensation effects on basic earnings per common share	$0.01	$0.01	$0.01	$0.01

Share-based copmensation effects on diluted earnings per common share	$0.01	$0.01	$0.01	$0.01

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Stock option transactions during the six months ended September 30, 2007 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at March 31, 2007	1,607,927	$6.72
Granted	80,000	$6.52
Exercised	(94,100)	$5.44		$192
Forfeited/Cancelled	(68,400)	$6.50

Outstanding at September 30, 2007	1,525,427	$6.80	7.0	$1,812

Options Exercisable at September 30, 2007	1,081,677	$6.65	6.3	$1,383

Options Vested and Expected to Vest—Non-Officers	603,796	$7.04	7.3	$602

Options Vested and Expected to Vest—Officers	895,000	$6.61	6.6	$1,187

(1)The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the period if unexercised.

Net cash proceeds from the exercise of stock options were $0.3 million and $0.1 million for the quarters ended September 30, 2007 and 2006, respectively, and $0.5 million and $0.6 million for the six months ended September 30, 2007 and 2006, respectively. The Company issued new shares of common stock upon exercise of these stock options. As of September 30, 2007, there was $0.4 million and $1.0 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company’s equity incentive plans. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of 1.8 years and 2.2 years, respectively. The excess tax benefits from the exercise of stock options that were classified as financing activities for each of the quarters ended September 30, 2007 and 2006 were immaterial. The excess tax benefit from the exercise of options classified as financing activities was immaterial for the six months ended September 30, 2007 and was $0.3 million for the six months ended September 30, 2006.

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

Expenses related to Corporate Administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Pay TV, Film Production or Internet segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ, executive employee costs and the SEC, investor relation costs, and printing costs associated with the Company’s public filings and shareholder communications.

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels. The selected balance sheet information and operating results of the Company’s segments at the dates and during the periods presented below were as follows (in thousands):

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2007	2006	2007	2006
NET SALES
Pay TV	$9,995	$12,221	$20,362	$24,808
Film Production	2,000	3,334	4,090	6,478
Internet	435	601	918	1,208

Total	$12,430	$16,166	$25,370	$32,494

SEGMENT PROFIT
Pay TV	$5,096	$7,843	$10,175	$15,538
Film Production	442	150	305	93
Internet	130	(56)	144	(110)
Corporate Aministration	(2,267)	(2,000)	(4,848)	(3,891)

Total	$3,401	$5,937	$5,776	$11,630

INTEREST INCOME
Pay TV	$1	$—	$1	$1
Film Production	1	—	1	—
Corporate Administration	213	322	467	559

Total	$215	$322	$469	$560

INTEREST EXPENSE
Internet	$—	$—	$—	$1
Corporate Administration	53	28	96	56

Total	$53	$28	$96	$57

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2007	2006	2007	2006
DEPRECIATION AND AMORTIZATION BY SEGMENT
Pay TV	$1,114	$1,104	$2,205	$2,294
Film Production	577	2,047	1,363	4,112
Internet	21	84	37	165
Corporate Administration	3	3	6	6

Total	$1,715	$3,238	$3,611	$6,577

	(Unaudited) September 30, 2007	March 31, 2007
IDENTIFIABLE ASSETS BY SEGMENT
Pay TV	$113,238	$104,444
Film Production	33,234	30,520
Internet	16,445	16,462
Corporate Administration	47,515	56,268
Eliminations	(131,440)	(119,478)

Total	$78,992	$88,216

NOTE 5 — MAJOR CUSTOMERS

The Company’s major customers (customer revenue in excess of 10% of consolidated net sales) are Comcast Corporation (“Comcast”), EchoStar Communications Corporation (“EchoStar”), Time Warner, Inc. (“Time Warner”) and DirecTV, Inc. (“DirecTV”). All major customers are included in both the Pay TV and Film Production segments. Revenue from Comcast, Echostar’s DISH Network, Time Warner and DirecTV as a percentage of total revenue for each of the quarters and six month periods ended September 30 are as follows:

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2007	2006	2007	2006
Comcast	21%	11%	19%	11%
EchoStar	16%	24%	17%	25%
Time Warner	15%	12%	15%	12%
DirecTV	13%	12%	13%	12%

The Company’s outstanding accounts receivable balance due from its major customers as of September 30, 2007 and March 31, 2007 are as follows (in thousands):

	(Unaudited) September 30, 2007	March 31, 2007
Comcast	$1,684	$1,919
EchoStar	2,150	2,174
Time Warner	914	1,374
DirecTV	934	1,088

Total	$5,682	$6,555

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

NOTE 6 — MARKETABLE SECURITIES

Marketable securities are required to be categorized as either trading, available-for-sale or held-to-maturity. As of September 30, 2007 the Company had no trading or held-to-maturity securities. The marketable securities held by the Company at September 30, 2007 are categorized as available-for-sale and are reported at fair value. Marketable securities held by the Company at September 30, 2007 were as follows (in thousands):

		Gross Unrealized
	Gross Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities
Bank debt	$97	$—	$—	$97
Floating rate securities	1,450	—	—	1,450
Corporate debt securities	506	—	(8)	498
Tax exempt municipal securities	2,383	—	—	2,383

Total available-for-sale securities	$4,436	$—	$(8)	$4,428

The contractual maturities of these investments as of September 30, 2007, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2008	$3,853	$3,845
2009	583	583

Total available-for-sale securities	$4,436	$4,428

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

The aggregate purchase price for the Company’s acquisition of MRG was $21.1 million. Approximately $2.6 million of the cash acquisition price was initially held in escrow pending the resolution of certain contingencies and $1.0 million of the escrow funds was released during the prior fiscal year in connection with the settlement of certain liabilities related to the acquisition. The remaining $1.6 million balance was released in July 2007 in accordance with the purchase agreement.

NOTE 8 — LITIGATION

During the quarter ended March 31, 2007, the Company participated in mediation with TVN Entertainment Corporation (“TVN”) regarding a complaint that was originally filed by TVN in the Superior Court of the State of California for the County of Los Angeles in 2005. The original complaint related to a Licensing, Encoding and Transport agreement (the “Transport Agreement”) entered into by TVN and the Company’s Pay TV segment. The complaint alleged that under the

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Transport Agreement, TVN was entitled to certain fees for transport services even in those circumstances where TVN was not the party providing the transport services. The Company responded to the complaint with certain counterclaims and a general denial of the allegations. In July 2007, the Company and TVN resolved the dispute. In connection with the resolution of the dispute, the Company paid $500,000 in consideration of the dismissal and release of claims by TVN regarding past non-payment of fees which were accrued at March 31, 2007, and the Company agreed to pay TVN a quarterly fee of $125,000 (beginning with the quarter ended June 30, 2007) through the quarter ended March 31, 2010 for certain additional services provided by TVN.

In the normal course of business, the Company is subject to various lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 9 — REVENUE GUARANTEES AND CONTINGENCIES

The Company entered into an Affiliation Agreement with DirecTV, Inc. on April 4, 2006, whereby DirecTV had the non-exclusive right to distribute the national feeds of the 24-hour per day, 7-day per week programming services of two of the Pay TV segment’s networks for a two-year period from the date upon which DirecTV commenced the commercial distribution of these services. Under the terms of the agreement, if the Pay TV segment’s networks replaced competitive networks, the Company would guarantee that DirecTV would earn certain revenue targets from the performance of these services in each of Year 1 and Year 2 of the contract. If the revenue targets were not achieved, the shortfall would be paid to DirecTV in an amount that would not exceed the total license fee earned by the Pay TV segment in each of Year 1 and Year 2 of the contract. When the networks launched on the DirecTV platform, DirecTV did replace competitive services, thereby putting this contract term into force. The Company assessed the need to record a liability for the DirecTV performance guarantee during the term of the arrangement and deemed no liability should be recorded because the Company would likely exceed the revenue targets during the contract period and because the likelihood of not meeting the revenue guarantee was remote based on actual historical performance data.

On September 28, 2007, the Company entered into an Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming (the “Amended Agreement”) with DirecTV. The Amended Agreement increased the number of services carried on the DirecTV platform from two to three and extended the term for each service provided through October 14, 2009 if the Company achieves certain revenue milestones for each service during the first year of the Amended Agreement. The Company retained the right to make up any revenue shortfall to DirecTV in order to ensure its option to cause DirecTV to continue carriage of each of the services through the extended term. If the Company chooses not to make up any shortfall, which is not expected, then DirecTV would have the right to terminate the related service. The Company expects to exceed the revenue targets for each service during the contract period based on actual historical performance data and forecasted performance data.

NOTE 10 — DIVIDENDS AND STOCK REPURCHASE

On September 6, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock, payable on September 28, 2007, to shareholders of record on September 17, 2007. The Company paid approximately $3.0 million on September 28, 2007 to shareholders of record. The Board of Directors has approved a regular quarterly cash dividend of $0.125 per share of common stock. The payment of the dividend is at the discretion of the Board of Directors.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In December 2005, the Company’s Board of Directors approved a 2.0 million share repurchase plan to be executed over 30 months. During the quarter ended September 30, 2007, the Company repurchased approximately 0.6 million shares of common stock in accordance with this plan. The total purchase price for these shares was approximately $3.6 million.

NOTE 11 — INCOME TAXES

Effective at the beginning of the first fiscal quarter of 2008, the Company adopted the provisions of Financial Accounting Standards Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

NOTE 12 — BORROWING ARRANGEMENTS

In July 2007, the Company obtained a $7.5 million line of credit from an outside financial institution. Amounts borrowed under the line of credit will be used to support the Company’s short-term working capital needs. The line of credit is secured by the Company’s trade accounts receivable and will mature in July 2008. The interest rate applied to borrowings under the line of credit is based on the current Prime Rate less 0.13%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and the Company is in compliance with these covenants at September 30, 2007. The Company has made no borrowings under the line of credit.

NOTE 13 — EMPLOYEE CONTRACT COMMITTMENTS

During the quarter ended September 30, 2007, the Company entered into a non-cancellable employment contract with a certain key employee. This employment contract expires in March 2010.

Future minimum payments under this contract as of September 30, 2007 are as follows (in thousands):

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Year Ended March 31,
2008	$175
2009	300
2010	300

Total payments	$775

The key employee associated with this contract resigned from the Company in October and as a result, the Company no longer has future minimum payment obligations under the employment contract.

NOTE 14 — DEPARTURE OF PRINCIPAL OFFICER

On October 16, 2007, Mr. Matthew T. Pullam, the Company’s Chief Financial Officer, informed the Company that he would be resigning. Mr. Pullam’s employment agreement with the Company terminated effective October 17, 2007, by mutual agreement and without payment of severance. Mr. Pullam has agreed to continue to serve in the capacity as the Company’s principal financial and accounting officer for a transition period that will end in March 2008.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers that accounted for approximately 64% of our total revenue for the six month period ended September 30, 2007; 2) maintain the license fee structure currently in place with our customers; 3) compete effectively with our Pay TV segment’s major competitor or any other competitors that may distribute adult content to U.S. cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers; 4) retain our key executives; 5) produce film content that is well received by our Film Production segment’s major customers; 6) successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 7) attract market support for our stock. The foregoing list of factors is not exhaustive. For a more complete list, please refer to the “Risk Factors” section of our most recently filed Form 10-K, as updated by periodic and current reports that we may file from time to time with the SEC that amend or update such factors.

EXECUTIVE SUMMARY

We are a leading producer and distributor of adult themed television and general motion picture entertainment. Our key customers are large cable and satellite operators in the United States. Our products are sold to these operators who then distribute them to retail customers via pay-per-view and video-on-demand technology. We earn revenue through contractual percentage splits of the retail price. Our three principal businesses are reflected in the Pay TV, Film Production and Internet operating segments. Our most profitable business lines are the Pay TV and Film Production segments. Our Internet business has recently been operating at or near break-even as we update and redesign our ten.com website in an effort to increase traffic and the conversion rate of this traffic to paying members. The operations of each of our segments are described below.

PAY TV SEGMENT

Our Pay TV segment is focused on the distribution of its pay-per-view networks and its video-on-demand service to MSOs and DBS providers. We earn a percentage of revenue, or “split”, from our content for each pay-per-view, subscription, or video-on-demand transaction that is purchased on our customer’s platform. Revenue growth occurs as we launch our services to new cable MSOs or DBS providers, experience growth in the number of digital subscribers for systems where our services are currently distributed and when we launch additional services with existing cable/DBS partners. Revenue growth can also occur when we improve the buy rates for our products and as operators increase retail prices. Alternatively, our revenue could decline if we experienced lower buy rates or if the revenue splits we receive from our customers declined.

The decline in our Pay TV segment’s operating results during the first half of fiscal year 2008 as compared to the prior year period was primarily due to lower revenue from the second largest DBS platform in the U.S. During the quarter ended December 31, 2006, we finalized a new contract with this customer for the continued distribution of three of our pay-per-view networks. The new contract provided for a lower revenue split as compared to prior periods. Additionally, this same customer added two incremental channels to the adult entertainment category which had an unfavorable impact on the segment’s revenue.

FILM PRODUCTION SEGMENT

Our Film Production segment derives its revenue from the following two principal activities: 1) the production and distribution of original motion pictures known as “erotic thrillers” and erotic, event-styled content (collectively, “owned product”); and 2) the licensing of domestic third party films in international markets where we act as a sales agent for the product (“repped product”). We generate revenue by licensing our content for a one-time fee to U.S. and international premium TV services and by licensing our content to U.S. and international cable operators and satellite providers on a revenue share basis. In addition, we earn a commission and marketing fee for licensing the international television, DVD and theatrical rights as well as the domestic television rights on behalf of the producers that we represent as a sales agent.

We have recently begun to distribute our event and erotic thriller content on the video-on-demand platforms of six U.S. cable MSOs. As of September 30, 2007, our content was distributed to over 25 million unique U.S. cable households. In addition, we have secured distribution with one Canadian DBS provider for the distribution of our event and erotic thriller content on its pay-per-view platform. This segment has also entered into an arrangement to act as a contract producer to a major Hollywood studio for a film production and we expect to complete this production during the second half of our current fiscal year. We may also pursue contract producer arrangements as a source for revenue in the future.

INTERNET SEGMENT

Our Internet segment generates revenue primarily by selling monthly memberships to our website, www.ten.com, by earning a percentage of revenue from third-party gatekeepers for the distribution of www.ten.com to their customer base, by selling pre-packaged video and photo content to webmasters for a monthly fee, and by distributing our content to wireless platforms both internationally and domestically. Nearly 80% of the revenue from the Internet segment is related to the sale of monthly memberships to www.ten.com. We are currently working to improve all aspects of our internet product in terms of site design, navigation, features, content and performance in an effort to increase traffic to the website and the conversion of that traffic into paying members.

CRITICAL ACCOUNTING POLICIES

The significant accounting policies set forth in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, appropriately represent, in all material respects, the current status of our critical accounting policies, and are incorporated herein by reference, other than set forth below.

Accounting for Uncertainty in Income Taxes

Effective at the beginning of the first fiscal quarter of 2008, we adopted the provisions of Financial Accounting Standards Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The adoption of FIN No. 48 did not affect our liability for unrecognized tax benefits as no new uncertain tax positions were recognized. The total amount of gross unrecognized tax benefits as of the date of adoption was $1.9 million and is classified as long-term income taxes payable. $0.4 million of these gross unrecognized tax benefits would affect the effective tax rate if realized. Our policy to include interest related to unrecognized tax benefits within interest expense and income tax penalties as income tax expense on the consolidated statements of income did not change as a result of implementing the provisions of FIN No. 48. As of the date of adoption of FIN No. 48, we had $0.2 million and $0 accrued for the payment of interest and penalties, respectively, relating to unrecognized tax benefits.

We file U.S. federal and state income tax returns. With few exceptions, we are no longer subject to examination of our federal and state income tax returns for years prior to fiscal 1999.

We do not believe it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

Producer-for-Hire Arrangements

Our Film Production segment periodically acts as a producer-for-hire for certain customers. Through these arrangements, we provide services and incur costs associated with the film production, and we earn a fee for our services once the film has been delivered and accepted by the customer. We maintain no ownership rights for the produced content. Revenue for these arrangements is recognized when persuasive evidence of an arrangement exists, the film has been delivered and accepted by the customer, the fee is fixed and determinable and collection is probable. The costs incurred for production in these arrangements are initially recorded as a deferred cost within the current assets section of the balance sheet, and the deferred costs are subsequently recorded as a cost of sales when we recognize revenue for the related services. At September 30, 2007, we had $2.1 million of deferred costs recorded in connection with a producer-for-hire arrangement.

PAY TV SEGMENT

The following table outlines the current distribution environment and network households for each network and our video-on-demand service:

		Estimated Network Households(1)
		in thousands
Network	Distribution Method	As of September 30, 2007	As of September 30, 2006	Percent Change
Xtsy	Cable/DBS	14,300	12,900	11%
TEN	Cable/DBS	48,900	38,300	28%
TEN*Clips(2)	Cable/DBS	38,700	35,400	9%
Video-On-Demand	Cable	28,700	23,200	24%
TEN*Blue	Cable	4,700	4,000	18%
TEN*Blox	Cable	9,000	8,200	10%
Plz(3)	Cable	300	6,000	(95)%
Real(3)	Cable	1,600	—	—

Total Network Households		146,200	128,000

(1) Reflects network household distribution. A household will be counted more than once when determining total network households if the home has access to more than one of the Pay TV segment’s services, since each network represents an incremental revenue stream. The Pay TV segment estimates its unique household distribution as 59.3 million and 53.0 million total network households as of September 30, 2007 and 2006, respectively. This represents 29.8 million and 25.5 million digital cable homes as of September 30, 2007 and 2006, respectively, and 29.5 million and 27.5 million DBS homes as of September 30, 2007 and 2006, respectively.

(2) TEN* Max was renamed TEN*Clips during the fourth quarter of the prior fiscal year and is now programmed in two editing standards to better serve the DBS and cable markets.

(3) Real was launched in May 2007. This service is distributed to cable MSOs and DBS providers and will replace our Plz (formerly known as “Pleasure”) service in many markets. We anticipate that Plz will no longer be distributed by the end of our 2008 fiscal year.

The following table sets forth certain financial information for the Pay TV segment for the three and six month periods ended September 30, 2007 and 2006:

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In Millions) Year-to-Date September 30,		Year-to-Date Percent Change
	2007	2006	’07 vs’06	2007	2006	’07 vs’06
Net revenue
PPV - Cable/DBS	$5.0	$7.5	(33)%	$10.4	$15.0	(31)%
VOD - Cable/Hotel	4.7	4.2	12%	9.3	8.8	6%
C-Band	0.3	0.5	(40)%	0.7	1.0	(30)%

Total	$10.0	$12.2	(18)%	$20.4	$24.8	(18)%

Cost of sales	$2.8	$2.8	0%	$5.6	$5.7	(2)%

Gross profit	$7.2	$9.4	(23)%	$14.8	$19.1	(23)%

Gross margin	72%	77%		73%	77%

Operating expenses	2.1	1.6	31%	4.6	3.6	28%

Operating income	$5.1	$7.8	(35)%	$10.2	$15.5	(34)%

NET REVENUE

PPV — Cable/DBS

The decline in our PPV — Cable/DBS revenue during the three and six month periods ended September 30, 2007 was primarily a result of a decrease in revenue from the second largest DBS platform in the U.S. following the finalization of a new contract with this customer in October 2006. The new contract provided for a lower revenue split as compared to prior periods. Additionally, this same customer added two incremental channels to the adult entertainment category which had an unfavorable impact on the PPV — Cable/DBS revenue.

Revenue from the largest DBS platform in the U.S. was also slightly lower because the content we currently distribute on that platform is more edited than certain competitors’ content which we believe results in fewer buys. During the current quarter, we executed an amended contract with this customer which provides us with the ability to distribute less edited content through our already existing channels on that platform. The amended contract also expands the number of services carried on that platform from two channels to three channels.

VOD — Cable/Hotel

Revenue from our video-on-demand services increased during the three and six month periods as compared to the prior year periods as a result of higher revenue from the largest cable MSO in the U.S. This increase was primarily from an improvement in the performance of our services on that platform. This increase in revenue was partially offset by a decline in revenue related to the sale of Adelphia Communications Corporation systems to larger multi-channel operators, which resulted in a lower license fee for our video-on-demand content from those systems.

C-BAND REVENUE

The decrease in our C-Band revenue during the three and six month periods ended September 30, 2007 as compared to the same periods in the prior year is a result of the continued decline of the C-Band market as consumers convert from C-Band “big dish” analog satellite systems to smaller, 18-inch digital DBS satellite systems. The C-Band market has declined 56% year-over-year to 45,000 subscribers at September 30, 2007 from 103,000 subscribers as of September 30, 2006.

Our C-Band market continued to be profitable for us during the current quarter. However, the profit from these services has continued to deteriorate as the number of subscribers decline and we expect that these services will not generate income in the near future. As a result, we plan to discontinue these services during the third quarter of fiscal year 2008. We do not expect to incur any material costs associated with discontinuing these services.

COST OF SALES

Our cost of sales consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisitions, video-on-demand transport, amortization of content licenses, and in-house call center operations related to the C-Band business.

During the three and six month periods ended September 30, 2007, cost of sales declined due to lower transponder costs from the cancellation of a transponder used to distribute our Plz network and a decrease in our content amortization costs. These reductions in the cost of sales were offset by an increase in video-on-demand transport fees paid to our primary transport provider. Our network programming costs for employees and data analysis tools also increased in connection with our efforts to improve customer buy rates.

OPERATING EXPENSES

The 31% increase in operating expenses during the quarter ended September 30, 2007 was due to several factors including a) an increase in costs associated with promotion and marketing activities for anticipated new channel launches; b) an increase in costs related to improving our IT infrastructure; c) the impact from writing off $0.1 million in tenant improvements associated with a facility we abandoned; and d) additional marketing costs associated with proprietary market research. In addition to the items noted above, the 28% increase in operating expenses during the first half of fiscal year 2008 was also impacted by higher costs associated with a $0.2 million loss for the early disposition of equipment used within our digital broadcast center and an increase in advertising costs associated with efforts to improve buy rates on various distribution platforms.

FILM PRODUCTION SEGMENT

The following table sets forth certain financial information for the Film Production segment for the three and six month periods ended September 30, 2007 and 2006:

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In Millions) Year-to-Date September 30,		Year-to-Date Percent Change
	2007	2006	’07 vs’06	2007	2006	’07 vs’06
Net revenue
Owned product	$1.5	$3.0	(50)%	$3.1	$5.7	(46)%
Repped product	0.5	0.3	66%	1.0	0.7	43%

Total	$2.0	$3.3	(39)%	$4.1	$6.4	(36)%

Cost of sales	$0.5	$2.1	(76)%	$1.3	$4.2	(69)%

Gross profit	$1.5	$1.2	25%	$2.8	$2.2	27%

Gross margin	75%	36%		68%	34%

Operating expenses	1.0	1.1	(9)%	2.5	2.2	14%

Operating income(1)	$0.4	$0.1	300%	$0.3	$0.0	—%

(1) Amounts may not sum due to rounding.

NET REVENUE

The decline in our Film Production segment revenue during the three and six month periods ended September 30, 2007, as compared to the same periods in 2006 is due to lower owned product revenue associated with different delivery schedules between years. During the three and six month prior year periods, we delivered and recognized revenue on four and thirteen episodes, respectively, of a thirteen episode series. We are currently completing a similar thirteen episodic series but we do not expect that it will be delivered until the third quarter of our current fiscal year. Our owned product revenue was also lower due to the delivery of fewer films during the current fiscal year and a decline in our revenue from the largest DBS platform in the U.S. due to a lower license fee structure and a change in the location of our content on this platform’s electronic programming guide. The declines in owned product revenue were partially offset by an increase in revenue from the delivery of our content on the video-on-demand platforms of four major U.S. cable MSOs and the distribution of several horror films to home video and video-on-demand platforms through our arrangement with a mainstream film distributor.

Repped product revenue includes revenue from the licensing of film titles which we represent (but do not own) under international sales agency relationships with various independent film producers. Our repped product revenue increased during the three month period ended September 30, 2007 as a result of the improved performance of five titles, which accounted for more than 50% of the total repped product revenue. The performance of six titles accounted for approximately 50% of the total repped product revenues during the six months ended September 30, 2007. We actively represent over 50 titles under both the Mainline Releasing and Lightning Entertainment labels.

COST OF SALES

Our cost of sales is primarily comprised of the amortization of our owned product film costs as well as delivery and distribution costs related to that content. There are no significant costs of sales related to the repped product business.

The 76% and 69% decrease in year-over-year quarterly and year to date cost of sales, respectively, is due to a decline in our owned content film cost amortization. Film cost amortization is based on the proportion of revenue recognized for a film during the period relative to the total estimated future ultimate revenue expected to be recognized for that film, multiplied by the total unamortized film costs. Film cost amortization represents 69% and 72% of the total cost of sales for the quarter and six month period ended September 30, 2007, respectively, as compared to 88% during each of the same periods in the prior year. Film cost amortization as a percentage of the related owned content revenue during the three and six month periods ended September 30, 2007 was 27% and 34%, respectively, as compared to 63% and 68% during the same periods in the prior year, respectively.

The decrease in film cost amortization is primarily a result of the decline in our owned product revenue and our monetization of films that were produced after the acquisition of this segment in February 2006. As a result of the valuation assigned to the film library, amortization costs during the prior fiscal year were higher as compared to the amortization costs incurred in the current fiscal year for films produced subsequent to the acquisition. Additionally, our cost of sales declined due to the recognition of revenue in the current period from certain older titles whose film costs had been fully amortized in prior periods.

OPERATING EXPENSES

Operating expenses during the three months ended September 30, 2007 were consistent with the prior year quarter results. Operating expenses during the first half of fiscal year 2008 were higher than the prior year period due to a) a $0.1 million reserve established for potentially unrecoupable costs incurred on two older repped product titles; b) a $0.2 million bad debt write-off related to an uncollectible customer account; c) an increase in trade show exhibition costs; and d) an increase in outside services related to temporary labor and data analysis tools.

INTERNET SEGMENT

The following table sets forth certain financial information for the Internet segment for the three and six month periods ended September 30, 2007 and 2006:

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In Millions) Year-to-Date September 30,		Year-to-Date Percent Change
	2007	2006	’07 vs’06	2007	2006	’07 vs’06
Net revenue
Net Membership	$0.3	$0.5	(40)%	$0.7	$1.0	(30)%
Other	0.1	0.1	0%	0.2	0.2	0%

Total	$0.4	$0.6	(33)%	$0.9	$1.2	(25)%

Cost of sales	$0.2	$0.3	(33)%	$0.3	$0.6	(50)%

Gross profit(1)	$0.3	$0.3	0%	$0.6	$0.6	0%

Gross margin	75%	50%		67%	50%

Operating expenses	0.2	0.3	(33)%	0.4	0.7	(43)%

Operating income (loss)(1)	$0.1	$(0.0)	—	$0.1	$(0.1)	200%

(1) Amounts may not sum due to rounding.

NET REVENUE

The Internet segment revenue declined during the three and six month periods ended September 30, 2007 as compared to the same periods in 2006 primarily due to a decline in traffic to our website and a corresponding decrease in new monthly memberships. We have reduced our marketing efforts in the current period for our ten.com website as we are undergoing site improvements and enhancements aimed at increasing the future rate of conversion of traffic into paying members. We launched the first redesign of the site at the end of the first fiscal 2008 quarter and we are completing the implementation of new affiliate marketing programs designed to create incentives for other websites that direct traffic to ten.com.

Other revenue during the three and six month periods ended September 30, 2007 was consistent and comparable with prior year results. This revenue primarily relates to the sale of content to other webmasters, the distribution of our website to the LodgeNet Entertainment Corporation customer base, and revenue from the distribution of our content through wireless platforms.

COST OF SALES

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content and depreciation of assets.

The decline in the Internet segment’s cost of sales during the three and six month periods ended September 30, 2007 is primarily due to a decrease in amortization expense associated with the content library that was written off during the third quarter of our prior fiscal year. The decline was also due to lower wireless distribution expenses. We are no longer devoting resources to wireless activities as part of our strategic plan for this segment, and as a result, costs for distributing content through the wireless platform have declined.

OPERATING EXPENSES

The decrease in the Internet segment’s operating expenses during the three and six month periods ended September 30, 2007 is primarily due to a reduction in our employee costs associated with the segment’s wireless activities. We have devoted fewer resources to our wireless activities and as a result, the sales and operating expenses associated with these activities have declined. Operating expenses were also lower as a result of the reversal in the current period of a previous accrual associated with the early termination of a services agreement that is not expected to be paid. The decrease in our operating expenses was partially offset by an increase in costs incurred to update and improve our ten.com website.

CORPORATE ADMINISTRATION

The following table sets forth certain financial information for Corporate Administration expenses for the three and six month periods ended September 30, 2007 and 2006:

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In Millions) Year-to-Date September 30,		Year-to-Date Percent Change
	2007	2006	’07 vs’06	2007	2006	’07 vs’06
Operating expenses	$2.4	$2.3	4%	$5.2	$4.4	18%

Expenses related to Corporate Administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., which are not directly allocable to the Pay TV, Film Production, and Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, human resources and training, insurance, registration and filing fees with NASDAQ, executive employee costs and the SEC, investor relations costs, and printing costs associated with our public filings and shareholder communications.

Corporate administration costs increased during the three and six months ended September 30, 2007 as compared to the same prior year periods due to an the increase in employee costs associated with a sales executive whose function is to sell products across all operating segments (this employee’s costs and services were previously associated with the wireless activities within the Internet segment) and an increase in costs associated with the hiring of a Chief Information Officer in February 2007. These increases were partially offset by a decrease in external legal fees. Accounting expenses during the current year quarter declined as compared to the same prior year period because we incurred additional costs in the prior year to ensure the Film Production segment was compliant with Section 404 of the Sarbanes-Oxley Act (“Section 404”); however, accounting expenses for the six months ended September 30, 2007 were higher as compared to the prior year due to fees attributable to the completion of the fiscal year 2007 audit in the first quarter of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash and marketable securities balances and expected cash flow from operations for the remainder of fiscal 2008 will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures, content licensing or film production costs that may be incurred can be financed through our cash flows from operations. If we were to lose our four major customers that accounted for 64% of our revenue during the six months ended September 30, 2007, our ability to finance our future operating requirements would be severely impaired.

SOURCES AND USES OF CASH
Cash Flows from Operating and Investing Activities:

Our cash flows from operating and investing activities are summarized as follows (in millions):

	Six Months Ended September 30,
	2007	2006
Net cash provided by operating activities:	$0.9	$10.8

Cash flows from investing activities:
Purchases of equipment and furniture	(1.2)	(0.6)
Purchase of available-for-sale securities	(2.7)	(12.6)
Redemption of available-for-sale securities	7.5	2.8
Related party note payable	(0.6)	(0.5)

Net cash provided by (used in) investing activities(1)	$3.1	$(10.9)

(1) Amounts may not sum due to rounding.

The decrease in cash provided by operating activities during the first six months of fiscal year 2008 as compared to the same period in fiscal year 2007 is primarily related to:

      •   a $3.6 million decrease in net income;

      •   the $3.0 million impact on operating cash flows associated with the decline in depreciation and amortization expense from lower film amortization costs incurred by the Film Production segment;

      •   a $2.1 million increase in deferred costs primarily related to the Film Production segment’s cash disbursements for a producer-for-hire arrangement; and

      •   the impact on cash from the fiscal 2007 bonus payouts that were paid during the first half of fiscal year 2008.

The increase in cash provided by investing activities is primarily related to $7.5 million of cash received from the redemption of investments in order to pay our quarterly recurring shareholder dividend and for the purchase of approximately 569,000 shares of common stock at an average price of $6.38 per share through our stock repurchase program. Capital expenditures of $1.2 million for the current year quarter relate primarily to purchases of servers and editing equipment to maintain our digital broadcast center and computers. The related party note payable disbursements during each period presented were paid to the former principals of MRG Entertainment, Inc. from whom we acquired the Film Production segment.

Cash Flows from Financing Activities:

Our cash flows from financing activities are as follows (in millions):

	Six Months Ended September 30,
	2007	2006
Cash flows from financing activities:
Repurchase of common stock	$(3.6)	$(2.1)
Payment of dividend	(6.0)	—
Proceeds from stock option exercises	0.5	0.6
Excess tax benefit from stock option exercise	—	0.3

Net cash used in financing activities(1)	$(9.2)	$(1.2)

(1) Amounts may not sum due to rounding.

Net cash used in financing activities for the current year quarter reflects $6.0 million in payments for our quarterly cash dividends and $3.6 million for the purchase of our common stock through our stock repurchase plan. This use of cash was slightly offset by $0.5 million in proceeds from the exercise of stock options during the first half of fiscal year 2008. Tax benefits decreased to approximately $0 from $0.3 million in the prior year and relate to the tax deductions that we receive upon exercise of an option by an employee or non-employee director in excess of those anticipated at the time of the option grant.

STOCK REPURCHASE PLAN AND DIVIDENDS

In December 2005, our Board of Directors approved a stock repurchase plan to purchase up to 2.0 million shares of our stock over 30 months. To date, we have repurchased 0.8 million shares including the approximate 0.6 million shares that were purchased in the current quarter. At our current stock price, it would require approximately $7 million over the next nine months to complete this stock repurchase plan.

Our Board of Directors has approved a recurring quarterly dividend of $0.125 per share of common stock which is payable at the discretion of the Board of Directors. Based on the number of shares currently outstanding, this will require an annual use of cash of approximately $12 million.

BORROWING ARRANGEMENTS

In July 2007, we obtained a $7.5 million line of credit from an outside financial institution. Amounts borrowed under the line of credit will be used to support our short-term working capital needs. The line of credit is secured by our trade accounts receivable and will mature in July 2008. The interest rate applied to borrowings under the line of credit is based on the current Prime Rate less 0.13%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and we are in compliance with these covenants at September 30, 2007. We have made no borrowings under the line of credit.

CONTINGENCIES

As part of the MRG Entertainment, Inc. acquisition, we entered into an earn-out agreement which requires a $2.0 million payment over three calendar years if certain EBITDA targets are met. The 2006 calendar year earn-out target was achieved and the amount due to the principals was paid in May 2007. For the 2007 calendar year, we have accrued approximately $0.5 million of the total $0.7 million liability associated with our estimated payment of the earn-out.

In connection with our adoption of FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, we have a $1.9 million liability recorded for an unrecognized tax benefit at September 30, 2007. We cannot reasonably estimate when or if this liability will be paid.

OFF BALANCE SHEET ARRANGEMENTS

We entered into an Affiliation Agreement with DirecTV, Inc. (“DirecTV”) on April 4, 2006, whereby DirecTV had the non-exclusive right to distribute the national feeds of the 24-hour per day, 7-day per week programming services of two of the Pay TV segment’s networks for a two-year period from the date upon which DirecTV commenced the commercial distribution of these services. Under the terms of the agreement, if the Pay TV segment’s networks replaced competitive networks, we would guarantee that DirecTV would earn certain revenue targets from the performance of these services in each of Year 1 and Year 2 of the contract. If the revenue targets were not achieved, the shortfall would be paid to DirecTV in an amount that would not exceed the total license fee earned by the Pay TV segment in each of Year 1 and Year 2 of the contract. When the networks launched on the DirecTV platform, DirecTV did replace competitive services, thereby putting this contract term into force. We assessed the need to record a liability for the DirecTV performance guarantee during the term of the arrangement and deemed no liability should be recorded because we would likely exceed the revenue targets during the contract period and because the likelihood of not meeting the revenue guarantee was remote based on actual historical performance data.

On September 28, 2007, we entered into an Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming (the “Amended Agreement”) with DirecTV. The Amended Agreement increased the number of services carried on the DirecTV platform from two to three and extended the term for each service provided through October 14, 2009 if we achieve certain revenue milestones for each service during the first year of the Amended Agreement. We retained the right to make up any revenue shortfall to DirecTV in order to ensure our option to cause DirecTV to continue carriage of each of the services through the extended term. If we choose not to make up any shortfall, which is not expected, then DirecTV would have the right to terminate the related service. We expect to exceed the revenue targets for each service during the contract period based on actual historical performance data and forecasted performance data.

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

Interest Rate Sensitivity. As of November 1, 2007, the Company had cash in checking and money market accounts, certificates of deposits, and fixed income debt securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

As of November 1, 2007, the Company had no borrowings under its line-of-credit and so a sudden change in the prime rate would not have a material impact on the Company’s results of operations.

Foreign Currency Exchange Risk. The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. Our Company’s management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and the principal financial officer concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective.

(b) Internal Controls. There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, as such risks may be updated by the filing with the SEC of subsequent periodic and current reports from time to time, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results. The Risk Factors included in the Company’s Annual Report on Form 10-K for the year end March 31, 2007 have not materially changed except for the items noted below.

Failure to maintain our agreements with cable MSOs, DISH Network, and DirecTV on favorable terms could adversely affect our business, financial condition, or results of operations.

We currently have agreements with nine of the ten nation’s largest cable MSOs, DISH Network, and DirecTV. Our agreements with these operators may be terminated on relatively short notice without penalty. If one or more cable MSOs, DISH Network, or DirecTV (after the first year anniversary of the effective date of the recent amendment with DirecTV) terminates or does not renew our agreements, or does not renew the agreement on terms as favorable as those of our current agreements, our business, financial condition, or results of operations could be materially adversely affected.

Failure to meet our performance guarantee with DirecTV could adversely affect our business, financial condition, or results of operations.

Under the terms of our amended distribution agreement with DirecTV, if any of our three channels does not reach certain revenue targets during the first year of the agreement, we have the option of paying to DirecTV the revenue target shortfall or allowing DirecTV the right to terminate early its carriage of the applicable underperforming channel service. If one of our channels were to under-perform and we were to elect to pay DirecTV the shortfall amount to maintain the channel service with DirecTV, our margins and income from such services would be negatively impacted by the amount of such shortfall. If we were to elect not to pay the shortfall amount to DirecTV in respect of an underperforming channel, DirecTV would have the right during the second year of the amended agreement to cancel the channel. If it chose to do so, our revenue from that channel would be lost and our business, financial condition, or results of operations could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 13, 2005, the Board of Directors of the Company approved the repurchase of two million shares of common stock to be implemented over 30 months. During the three months ended September 30, 2007, the Company purchased shares in connection with this plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2007	—	—	—	1,750,000
August 1-31, 2007	520,851	$6.36	520,851	1,229,149
September 1-30, 2007	48,030	$6.58	48,030	1,181,119

Total	568,881	$6.38	568,881

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of its shareholders was held on August 24, 2007 in Boulder, Colorado. The matters submitted for a vote at the meeting and the related election results were as follows:

1. Election of six directors to the Board of Directors to serve for the following year and until their successor is elected:

	For	Withheld	Broker Non-Vote
Michael Weiner	16,811,479	3,190,796	0
Alan L. Isaacman	15,706,386	4,295,889	0
Hiram J. Woo	16,452,325	3,549,950	0
David Nicholas	16,814,981	3,187,294	0
Melissa Hubbard	16,813,581	3,188,694	0
Walter Timoshenko	19,584,131	418,144	0

2. Approval of the Company’s 2007 Stock Incentive Plan:

For	Against	Abstain	Broker Non-Vote
9,756,263	3,358,660	28,408	6,858,944

3. Approval of the material terms for the payment of the Company’s annual executive incentive compensation:

For	Against	Abstain	Broker Non-Vote
16,215,474	3,710,776	76,025	0

4. Ratification of the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending March 31, 2008:

For	Against	Abstain	Broker Non-Vote
19,612,037	345,034	45,204	0

As a result, all of the matters submitted for a vote at the meeting were approved by the shareholders.

ITEM 6. EXHIBITS

Exhibit No.		Exhibit Description
10.01		Amendment to Employment Agreement between New Frontier Media, Inc. and Ken Boenish
10.02		Amendment to Employment Agreement between New Frontier Media, Inc. and Michael Weiner
10.03		Amendment to Employment Agreement between New Frontier Media, Inc. and Ira Bahr
10.04		Employment Agreement between New Frontier Media, Inc. and Marc Callipari
10.05	*	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DirecTV, Inc.
10.06		New Frontier Media, Inc. 2007 Stock Incentive Plan (incorporated by reference to Appendix A to New Frontier Media, Inc’s definitive proxy statement filed under cover of Schedule 14A with the SEC on July 16, 2007 (File No. 000-23697))
10.07		Form of Award Agreement under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit No. 99.2 to New Frontier Media, Inc.’s Form 8-K filed with the SEC on August 24, 2007 (File No. 000-23697))
10.08		Business Loan Agreement, as supplemented (including related promissory note and security agreement), dated July 1, 2007, between New Frontier Media, Inc. and First Community Bank
10.09		Amended and Restated Independent Contractor Agreement, dated November 7, 2007, between New Frontier Media, Inc. and Matthew T. Pullam
31.01		Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02		Certification by Principal Financial Officer Matthew T. Pullam pursuant to Rule 13a-14(a)/15d-14(d)
32.01		Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02		Certification by Principal Financial Officer Matthew T. Pullam pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested as to portions of this exhibit. Such portions have been redacted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
Dated: November 9, 2007	By: /s/ Michael Weiner Name: Michael Weiner Title: Chief Executive Officer
Dated: November 9, 2007	/s/ Matthew T. Pullam Name: Matthew T. Pullam Title: Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.		Exhibit Description
10.01		Amendment to Employment Agreement between New Frontier Media, Inc. and Ken Boenish
10.02		Amendment to Employment Agreement between New Frontier Media, Inc. and Michael Weiner
10.03		Amendment to Employment Agreement between New Frontier Media, Inc. and Ira Bahr
10.04		Employment Agreement between New Frontier Media, Inc. and Marc Callipari
10.05	*	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DirecTV, Inc.
10.06		New Frontier Media, Inc. 2007 Stock Incentive Plan (incorporated by reference to Appendix A to New Frontier Media, Inc’s definitive proxy statement filed under cover of Schedule 14A with the SEC on July 16, 2007 (File No. 000-23697))
10.07		Form of Award Agreement under the 2007 Stock Incentive Plan (incorporated by reference to Exhibit No. 99.2 to New Frontier Media, Inc.’s Form 8-K filed with the SEC on August 24, 2007 (File No. 000-23697))
10.08		Business Loan Agreement, as supplemented (including related promissory note and security agreement), dated July 1, 2007, between New Frontier Media, Inc. and First Community Bank
10.09		Amended and Restated Independent Contractor Agreement, dated November 7, 2007, between New Frontier Media, Inc. and Matthew T. Pullam
31.01		Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02		Certification by Principal Financial Officer Matthew T. Pullam pursuant to Rule 13a-14(a)/15d-14(d)
32.01		Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02		Certification by Principal Financial Officer Matthew T. Pullam pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested as to portions of this exhibit. Such portions have been redacted and filed separately with the SEC.