Form 10-Q
period 2007-12-31
NEW FRONTIER MEDIA INC
filed 2008-02-07
CIK 847383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended December 31, 2007

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

(303) 444-0900
(Registrant’s telephone number, including area code)

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

As of February 1, 2008, 23,781,924 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q
NEW FRONTIER MEDIA, INC.
Index

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)

	(Unaudited) December 31, 2007	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$16,420	$17,345
Restricted cash	40	1,710
Marketable securities	2,603	8,681
Accounts receivable, net of allowance for doubtful accounts of $147 and $41, respectively	15,763	12,249
Taxes receivable	—	986
Deferred tax asset	337	528
Prepaid and other assets	1,278	1,877

Total current assets	36,441	43,376

Equipment and furniture, net	4,717	4,534
Prepaid distribution rights, net	10,162	9,084
Marketable securities	584	587
Recoupable costs and producer advances	1,291	1,278
Film costs, net	6,870	6,991
Goodwill	18,608	18,608
Other identifiable intangible assets, net	2,199	2,771
Other assets	1,172	987

Total assets	$82,044	$88,216

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,686	$1,942
Cash dividend payable	2,982	—
Taxes payable	628	—
Producers payable	986	1,049
Deferred revenue	895	889
Due to related party	32	647
Accrued compensation	1,305	3,298
Deferred producer liabilities	2,278	1,344
Accrued liabilities and other	1,460	3,664

Total current liabilities	12,252	12,833
Deferred tax liability	—	976
Taxes payable	1,849	1,726
Other long-term liabilities	1,021	982

Total liabilities	15,122	16,517

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.10 par value, 4,999 shares authorized: no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 23,782 and 24,302 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	2	2
Additional paid-in capital	61,647	64,191
Retained earnings	5,286	7,536
Accumulated other comprehensive loss	(13)	(30)

Total shareholders’ equity	66,922	71,699

Total liabilities and shareholders’ equity	$82,044	$88,216

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2007	2006	2007	2006
Net sales	$17,921	$16,569	$43,291	$49,063
Cost of sales	6,872	4,744	14,128	15,268

Gross margin	11,049	11,825	29,163	33,795

Operating expenses:
Sales and marketing	1,735	1,826	5,443	4,809
General and administrative	3,764	4,479	12,416	12,336
Charge for asset dispositions and impairments	778	436	1,141	436

Total operating expenses	6,277	6,741	19,000	17,581

Operating income	4,772	5,084	10,163	16,214

Other income (expense):
Interest income	139	388	608	948
Interest expense	(52)	(28)	(148)	(85)
Other income, net	88	16	100	13

Total other income	175	376	560	876

Income before provision for income taxes	4,947	5,460	10,723	17,090

Provision for income taxes	(1,815)	(2,076)	(3,949)	(6,503)

Net income	$3,132	$3,384	$6,774	$10,587

Basic income per share	$0.13	$0.14	$0.28	$0.44

Diluted income per share	$0.13	$0.14	$0.28	$0.44

Dividends declared per common share	$0.13	$0.60	$0.38	$0.60

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	(Unaudited) Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$6,774	$10,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,519	9,450
Tax benefit from option/warrant exercise	211	76
Share-based compensation	713	706
Charge for asset dispositions and impairments	1,141	436
Change in operating assets and liabilities
Accounts receivable	(3,514)	(1,929)
Accounts payable	(256)	196
Prepaid distribution rights	(3,493)	(3,333)
Capitalized film costs	(3,014)	(2,134)
Deferred revenue	6	258
Producers payable	(63)	606
Taxes receivable and payable, net	1,738	479
Deferred tax asset and liability, net	(893)	(1,315)
Accrued compensation	(1,993)	606
Other assets and liabilities, net	743	(26)

Net cash provided by operating activities	4,619	14,663

Cash flows from investing activities:
Payment for business acquisitions	—	(18)
Purchase of investments available-for-sale	(2,736)	(22,091)
Redemption of investments available-for-sale	8,844	17,398
Purchase of equipment and furniture	(1,527)	(874)
Payment of related party note arising from business acquisition	(615)	(526)

Net cash provided by (used in) investing activities:	3,966	(6,111)

Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	512	1,712
Purchase of common stock	(3,844)	(2,160)
Payment of dividends	(6,042)	—
Excess tax (shortfall) benefit from option/warrant exercise	(136)	730

Net cash (used in) provided by financing activities	(9,510)	282

Net (decrease) increase in cash and cash equivalents	(925)	8,834
Cash and cash equivalents, beginning of period	17,345	12,611

Cash and cash equivalents, end of period	$16,420	$21,445

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2007	2006	2007	2006
Net income	$3,132	$3,384	$6,774	$10,587
Other comprehensive income
Unrealized gain on available-for-sale marketable securities, net of tax	3	—	17	41

Total comprehensive income	$3,135	$3,384	$6,791	$10,628

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in thousands)

	(Unaudited) Nine Months Ended December 31,
	2007	2006
Common Stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	64,191	61,488
Exercise of stock options/warrants	512	1,712
Tax benefit for stock option/warrant exercise	75	806
Purchase of common stock	(3,844)	(2,160)
Share-based compensation	713	706

Balance at end of period	61,647	62,552

Retained earnings
Balance at beginning of period	7,536	9,829
Net income	6,774	10,587
Declared dividend	(9,024)	(14,559)

Balance at end of period	5,286	5,857

Accumulated other comprehensive loss
Balance at beginning of period	(30)	(74)
Unrealized gain on available-for-sale securities	17	41

Balance at end of period	(13)	(33)

Total shareholders’ equity	$66,922	$68,378

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

New Frontier Media, Inc. is a publicly traded holding company for its operating subsidiaries which are reflected as the Transactional TV (formerly referred to as Pay TV), Film Production and Internet segments.

Transactional  TV

The Transactional TV segment reflects the operating results of Colorado Satellite Broadcasting, Inc. (“CSB”), d/b/a The Erotic Networks® (“TEN”). This segment is a leading provider of adult programming to multi-channel television providers and low-powered, direct-to-home households. Through its Video-On-Demand (“VOD”) service and its networks —TEN®, TEN*Clips®, Xtsy®, TEN*Blue®, TEN*Blox®, Real®, and Juicy — the Transactional TV segment is able to provide a variety of editing styles and programming mixes to a broad range of adult consumers. Ten Sales, Inc., which is also reflected within the operating results of the Transactional TV segment, was formed in April 2003 and is responsible for selling the segment’s services.

Film Production

The Film Production segment includes the operating results of MRG Entertainment, Inc. and its subsidiaries (“MRG”). The Film Production segment derives revenue from two principal businesses: (1) the production and distribution of original motion pictures known as “erotic thrillers” and erotic, event styled content (“owned product”); and (2) the licensing of domestic third party films in international and domestic markets where it acts as a sales agent for the product (“repped product”). This segment also periodically provides contract film production services to certain major Hollywood studios (“producer-for-hire” arrangements).

Internet

The Internet segment includes the operating results of Interactive Gallery (“IGI”), a division of New Frontier Media, Inc., which aggregates and resells adult content over the internet. IGI sells content to monthly subscribers through its consumer websites, partners with third-party gatekeepers for the distribution of its consumer websites, wholesales pre-packaged content to various webmasters, and aggregates and resells adult content to wireless carriers in the United States and internationally.

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its wholly owned subsidiaries (collectively hereinafter referred to as “New Frontier Media,” the “Company,” “we,” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. Management believes these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of New Frontier Media’s financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s latest annual report on Form 10-K filed with the SEC on June 14, 2007.

The results of operations for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of New Frontier Media. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by management in several areas, including, but not limited to, the collectibility of accounts receivable, recoupable producer costs and producer advances, the valuation of chargebacks and reserves, the

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

forecast of anticipated revenues (“ultimate” revenues) which is used to amortize film costs, the expected useful life and valuation of prepaid distribution rights, valuation of goodwill and intangibles, the useful lives of intangible assets, certain Transactional TV segment pay-per-view and VOD revenue, the achievement of certain earnout targets associated with the Company’s acquisition of MRG and assumptions related to Statement of Financial Accounting Standards (“SFAS”) No. 123(R). Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Producer-for-Hire Arrangements

The Company’s Film Production segment periodically acts as a producer-for-hire for certain customers. Through these arrangements, the Company provides services and incurs costs associated with the film production, and the Company earns a fee for its services once the film has been delivered and accepted by the customer. The Company maintains no ownership rights for the produced content. Revenue for these arrangements is recognized when persuasive evidence of an arrangement exists, the film has been delivered and accepted by the customer, the fee is fixed and determinable and collection is probable. The costs incurred for production in these arrangements are initially recorded as a deferred cost within the current assets section of the balance sheet, and the deferred costs are subsequently recorded as a cost of sales when the Company recognizes revenue for the related services. During the quarter ended December 31, 2007, the Company completed and recognized revenue on a producer-for-hire arrangement and recorded previously deferred expenses as cost of sales.  At December 31, 2007, the Company has no deferred costs recorded in connection with producer-for-hire arrangements.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after December 15, 2008. The Company is currently evaluating the impact that SFAS No. 141(R) will have on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require (a) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the Consolidated Statement of Earnings; and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have a material impact on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the fiscal year beginning April 1, 2008 for the Company, although earlier adoption is permitted. The Company does not expect the adoption of SFAS No. 159 will have a material impact on its results of operations and financial position.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands, except per share amounts):

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2007	2006	2007	2006
Net income	$3,132	$3,384	$6,774	$10,587

Average outstanding shares of common stock	23,805	23,769	24,088	23,811
Dilutive effect of warrants/stock options	73	510	153	474

Common stock and common stock equivalents	23,878	24,279	24,241	24,285

Basic income per share	$0.13	$0.14	$0.28	$0.44

Diluted income per share	$0.13	$0.14	$0.28	$0.44

Options and warrants were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants was greater than the average market price of the common shares, or because of the impact on the calculation of certain options and warrants associated with unrecognized compensation and related tax benefits, were approximately 1.2 million and 0.3 million for the quarters ended December 31, 2007 and 2006, respectively, and 0.8 million and 0.7 million for the nine month periods ended December 31, 2007 and 2006, respectively. Inclusion of these options and warrants would be antidilutive.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

NOTE 3 — EMPLOYEE EQUITY INCENTIVE PLANS

During the quarter ended September 30, 2007, the Company adopted the New Frontier Media, Inc. 2007 Stock Incentive Plan (the “2007 Plan”), which was approved by the Company’s shareholders. The 2007 Plan serves to replace the Company’s prior equity incentive plans, consisting of the New Frontier Media Inc. 1998 Incentive Stock Plan, the New Frontier Media Inc. 1999 Incentive Stock Plan, the New Frontier Media Inc. 2001 Incentive Stock Plan and the New Frontier Media Inc. Millennium Incentive Stock Option Plan. Under the 2007 Plan, various awards including stock options, stock appreciation rights, restricted stock, bonus stock and other awards as defined by the 2007 Plan may be granted to officers, employees and directors. There are 1,250,000 shares of the Company’s common stock issuable under the 2007 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 350,000 shares. Options issued under the 2007 Plan shall have a term of no more than 10 years from grant date.

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

Share-based compensation recognized in the 2008 and 2007 fiscal years in accordance with SFAS No. 123(R) is determined using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plan. The Company uses certain assumptions in order to calculate the fair value of an option using the Black-Scholes option pricing model. The volatility assumptions are derived using historical volatility data. The expected term assumptions are stratified between officers and non-officers and are determined using the weighted average exercise behavior for these two groups of employees. The dividend yield assumption is based on the dividend declared by the Company’s Board of Directors. The weighted average estimated values of employee stock option grants and the weighted average assumptions that were used in calculating such values for the quarter and nine months ended December 31, 2007 and 2006 were as follows:

	Quarter Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Weighted average estimated values	$1.50	$4.50	$1.61	$4.27
Expected term (in years)	6	5	6	5
Risk free interest rate	3.7%	4.7%	3.8%	4.8%
Volatility	56%	63%	57%	65%
Dividend yield	7.6%	—%	7.6%	—%

Share-based compensation expense recognized in the consolidated statements of income during the quarter and nine months ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and are different for officers and non-officers. The estimated forfeitures used for the three months ended December 31, 2007 were 0% for officers and 16% for non-officers.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company’s equity incentive plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

	Quarter Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Share-based compensation expense before income taxes	$150	$277	$713	$706
Income tax benefit	(56)	(105)	(284)	(269)

Total share-based compensation expense after income taxes	$94	$172	$429	$437

Share-based compensation effects on basic earnings per common share	$0.00	$0.01	$0.02	$0.02

Share-based compensation effects on diluted earnings per common share	$0.00	$0.01	$0.02	$0.02

Stock option transactions during the nine months ended December 31, 2007 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at March 31, 2007	1,607,927	$6.72
Granted	357,500	$5.53
Exercised	(94,100)	$5.44		$192
Forfeited/Cancelled	(248,400)	$7.02

Outstanding at December 31, 2007	1,622,927	$6.49	7.1	$1,525

Options exercisable at December 31, 2007	986,677	$6.55	6.0	$913

Options vested and expected to vest—Non-Officers	627,295	$6.99	7.2	$406

Options vested and expected to vest—Officers	965,000	$6.14	7.0	$1,094

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the quarter if unexercised.

Net cash proceeds from the exercise of stock options were $0 and $1.1 million for the quarters ended December 31, 2007 and 2006, respectively, and $0.5 million and $1.7 million for the nine months ended December 31, 2007 and 2006, respectively. The Company issued new shares of common stock upon exercise of these stock options. As of December 31, 2007, there was $0.4 million and $1.2 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company’s equity incentive plan. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of 1.9 years and 3.3 years, respectively. The excess tax shortfall from the exercise of stock options that was classified as financing activities for each of the quarter and nine months ended December 31, 2007 was $0.1 million.  The excess tax benefit from the exercise of stock options during the quarter and nine months ended December 31, 2006 was $0.4 million and  $0.7 million, respectively.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

The Company has the following three reportable segments:

      •   Transactional TV — distributes branded adult entertainment programming networks and Video-On-Demand (“VOD”) content through electronic distribution platforms including cable television and Direct Broadcast Satellite (“DBS”).

      •   Film Production — produces and distributes mainstream films and soft erotic features and events. These titles are distributed on U.S. and international premium channels and pay-per-view channels across a range of cable and satellite distribution platforms. The Film Production segment also distributes a full range of independently produced motion pictures to markets around the world.  Additionally, this segment periodically provides producer-for-hire services to certain major Hollywood studios.

      •   Internet— aggregates and resells adult content via the Internet. The Internet segment sells content to monthly subscribers through its consumer websites, partners with third-party gatekeepers for the distribution of its consumer websites, wholesales pre-packaged content to various webmasters, and aggregates and resells adult content to wireless platforms in the United States and internationally.

Expenses reported as Corporate Administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production, or Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ, executive employee costs, and the SEC, investor relations and printing costs associated with the Company’s public filings and shareholder communications.

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

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2007	2006	2007	2006
NET SALES
Transactional TV	$9,899	$11,227	$30,261	$36,035
Film Production	7,586	4,761	11,676	11,239
Internet	436	581	1,354	1,789

Total	$17,921	$16,569	$43,291	$49,063

SEGMENT PROFIT (LOSS)
Transactional TV	$5,089	$6,371	$15,264	$21,909
Film Production	2,317	1,810	2,622	1,903
Internet	53	(455)	197	(565)
Corporate Administration	(2,512)	(2,266)	(7,360)	(6,157)

Total	$4,947	$5,460	$10,723	$17,090

INTEREST INCOME
Transactional TV	$1	$1	$2	$2
Film Production	1	23	2	23
Corporate Administration	137	364	604	923

Total	$139	$388	$608	$948

INTEREST EXPENSE
Internet	$—	$—	$—	$1
Corporate Administration	52	28	148	84

Total	$52	$28	$148	$85

DEPRECIATION AND AMORTIZATION
Transactional TV	$1,162	$1,077	$3,367	$3,371
Film Production	1,725	1,729	3,088	5,841
Internet	17	64	54	229
Corporate Administration	4	3	10	9

Total	$2,908	$2,873	$6,519	$9,450

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

	(Unaudited) December 31, 2007	March 31, 2007
IDENTIFIABLE ASSETS
Transactional TV	$118,704	$104,444
Film Production	35,080	30,520
Internet	16,571	16,462
Corporate Administration	48,741	56,268
Eliminations	(137,052)	(119,478)

Total	$82,044	$88,216

NOTE 5 — MAJOR CUSTOMERS

The Company’s major customers (revenues in excess of 10% of total sales) are EchoStar Communications Corporation (“EchoStar”), DirecTV, Inc. (“DirecTV”), Comcast Corporation (“Comcast”) and Time Warner, Inc. (“Time Warner”). These customers are included in the Transactional TV and Film Production segments. Revenues from these customers as a percentage of total revenues for each of the three and nine month periods ended December 31 are as follows:

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2007	2006	2007	2006
Comcast	14%	12%	17%	11%
EchoStar	11%	19%	14%	23%
DirecTV	11%	13%	12%	13%
Time Warner	10%	10%	13%	11%

The Company’s outstanding accounts receivable balance due from its major customers as of December 31, 2007 and March 31, 2007 are as follows (in thousands):

	(Unaudited) December 31, 2007	March 31, 2007
Comcast	$1,918	$1,919
EchoStar	1,331	2,174
DirecTV	1,317	1,088
Time Warner	1,162	1,374

The Company also recognized revenue from one Film Production segment customer that represented approximately 14% of the total revenue during the quarter ended December 31, 2007. The Company’s outstanding accounts receivable balance due from this customer at December 31, 2007 was approximately $2.5 million.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

NOTE 6 — MARKETABLE SECURITIES

Marketable securities are required to be categorized as trading, available-for-sale or held-to-maturity. As of December 31, 2007, the Company had no trading or held-to-maturity securities. The marketable securities held by the Company at December 31, 2007 are categorized as available-for-sale and are reported at fair value. Marketable securities held by the Company at December 31, 2007 were as follows (in thousands):

		Gross Unrealized
	Gross Amortized Cost	Gains	Losses	Estimated Fair Value
Available-for-sale securities
Floating rate securities	$1,350	$—	$—	$1,350
Corporate debt securities	507	—	(7)	500
Tax exempt municipal securities	1,333	4	—	1,337

Total available-for-sale securities	$3,190	$4	$(7)	$3,187

The contractual maturities of these marketable securities as of December 31, 2007, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2007	$2,609	$2,603
2008	581	584

Total available-for-sale securities	$3,190	$3,187

NOTE 7 — ACQUISITIONS

On February 10, 2006, the Company completed the acquisition of MRG by acquiring all of the outstanding capital stock of MRG. MRG produces and distributes erotic thrillers which are distributed in both the U.S. and internationally on premium movie services and also produces and distributes adult, reality-based content that is distributed in the U.S. through both DBS providers and Multiple System Operators (“MSOs”). MRG also periodically provides contract film production services to certain major Hollywood studios. MRG is presented in the Company’s Film Production operating segment.

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

As part of the MRG acquisition, the Company entered into an earn-out arrangement which provides for three additional earn-out payments totaling $2.0 million payable to the selling shareholders of MRG over a three year term if certain performance targets as defined by the purchase agreement are achieved each year. The 2006 calendar year earn-out target was exceeded and the amount due to the former principals of MRG of approximately $0.7 million was paid in May 2007.

During the nine month period ended September 30, 2007, the Company estimated that the second annual earn-out target for the twelve months ended December 31, 2007 would also be met.  However, actual results for MRG were not sufficient to achieve the second

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

annual performance target.  As a result, the previously accrued earn-out liability of approximately $0.5 million was reversed in the current period.  The impact from the reversal of the earn-out liability is reflected as a reduction in the general and administrative expenses of the Film Production segment.

The second annual earn-out payment could still be obtained by the selling shareholders of MRG if the performance results in year three of the earn-out period exceed the related year three target by an amount greater than the year two target shortfall.  If actual performance or estimates for the twelve month period ending December 31, 2008 indicate that an overachievement equal to the shortfall in 2007 is likely to occur, the Company may be required to record the earn-out expenses that were reversed in the current quarter in subsequent future periods.  The Company does not expect that the year two earn-out will be recovered based on current estimates and historical performance data.

NOTE 8 — IMPAIRMENT EXPENSE

During the quarter ended December 31, 2007, the Company recorded an impairment expense of approximately $0.7 million associated with two Film Production segment owned product events. The events were originally valued when the Company acquired MRG in 2006.  During the current quarter and as part of the Company’s process to continually assess the expected performance of owned content, the Company obtained additional information that indicated the actual performance of the events would not meet the original estimates that were established when the Company acquired MRG.  As a result, the Company recorded an impairment charge of approximately $0.7 million representing the difference in the unamortized film costs and the fair value of the events.  This difference was recorded as an asset impairment charge within the Film Production segment.

NOTE 9 — LITIGATION

In the normal course of business, the Company is subject to various lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 10 — REVENUE CONTINGENCIES

On September 28, 2007, the Company entered into an Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming (the “Amended Agreement”) with DirecTV. The Amended Agreement increased the number of services carried on the DirecTV platform from two to three and extended the term for each service provided through October 14, 2009 if the Company achieves certain revenue milestones for each service during the first year of the Amended Agreement. The Company retained the right to make up any revenue shortfall to DirecTV in order to ensure its option to cause DirecTV to continue carriage of each of the services through the extended term. If the Company chooses not to make up any shortfall, which is not expected, then DirecTV would have the right to terminate the related service. The Company currently estimates that the revenue milestones will be achieved for each service during the contract period based on historical and forecasted performance data.

NOTE 11 — DIVIDENDS AND STOCK REPURCHASE

On December 10, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock, payable on January 4, 2008, to shareholders of record on December 21, 2007. The total liability recorded at December 31, 2007 for this dividend was approximately $3.0 million and the Company paid this dividend on January 4, 2008 to shareholders of record. The payment of future quarterly dividends is at the discretion of the Board of Directors.

In December 2005, the Company’s Board of Directors approved a 2.0 million share repurchase plan to be executed over 30 months. During the quarter ended December 31, 2007, the Company repurchased approximately 45,000 shares of common stock in accordance with this plan. The total purchase price for these shares was approximately $0.2 million. During the nine month period ended December 31, 2007, the Company repurchased approximately 0.6 million shares at a total purchase price of approximately $3.8 million.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (continued)

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

NOTE 13 — BORROWING ARRANGEMENTS

In July 2007, the Company obtained a $7.5 million line of credit from an outside financial institution. Amounts borrowed under the line of credit can be used to support the Company’s short-term working capital needs. The line of credit is secured by the Company’s trade accounts receivable and will mature in July 2008. The interest rate applied to borrowings under the line of credit is based on the current prime rate less 0.13%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and the Company was in compliance with these covenants at December 31, 2007. The Company has made no borrowings under the line of credit.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

In October 2007, the Company entered into a three year, non-cancelable agreement for uplink services related to the transmission of content for the Transactional TV segment.  Under the terms of the agreement, the Company is obligated to pay approximately $0.7 million per year through the duration of the contract.    As of December 31, 2007, the commitments under this obligation for the three months ended March 31, 2008 and the fiscal years ended March 31, 2009 and 2010 are approximately $0.2 million, $0.7 million, and $0.4 million, respectively.

NOTE 15 — SUBSEQUENT EVENTS

On January 28, 2008, the Company entered into a definitive agreement to acquire certain intellectual property rights for approximately $0.6 million. The closing date of this transaction is expected to be February 8, 2008 but is subject to the satisfaction of certain conditions as defined by the purchase agreement.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers that accounted for approximately 56% of our total revenue for the nine month period ended December 31, 2007; 2) maintain the license fee structure currently in place with our customers; 3) compete effectively with our Transactional TV segment’s major competitor or any other competitors that may distribute adult content to U.S. cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers; 4) retain our key executives; 5) produce film content that is well received by our Film Production segment’s major customers; 6) successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 7) attract market support for our stock. The foregoing list of factors is not exhaustive. For a more complete list, please refer to the “Risk Factors” section of our most recently filed Form 10-K and Item 1A located in section Part II herein, as updated by periodic and current reports that we may file from time to time with the Securities and Exchange Commission that amend or update such factors.

EXECUTIVE SUMMARY

We are a leader in transactional television as well as general motion picture entertainment. Our key customers are large cable and satellite operators in the United States. Our products are sold to these operators who then distribute them to retail customers via pay-per-view and video-on-demand technology. We earn revenue through contractual percentage splits of the retail price. Our three principal businesses are reflected in the Transactional TV (formerly referred to as the Pay TV segment), Film Production and Internet operating segments. Our most profitable business lines are the Transactional TV and Film Production segments. Our Internet business has recently been operating at or near break-even as we update and redesign our consumer websites in an effort to increase traffic and the conversion rate of this traffic to paying members. The operations of each of our segments are described below.

TRANSACTIONAL TV SEGMENT

Our Transactional TV segment is focused on the distribution of its pay-per-view and video-on-demand service to MSOs and DBS providers. We earn a percentage of revenue, or “split”, from our content for each pay-per-view, subscription, or video-on-demand transaction that is purchased on our customer’s platform. Revenue growth occurs as we launch our services to new cable MSOs or DBS providers, experience growth in the number of digital subscribers for systems where our services are currently distributed, when we launch additional services with existing cable/DBS partners, and when we take market share away from our competitors. Revenue growth can also occur when operators increase retail prices. Alternatively, our revenue could decline if we experience lower buy rates, if the revenue splits we receive from our customers decline, or if additional competitive channels are added to our customers’ platforms.

FILM PRODUCTION SEGMENT

Our Film Production segment derives its revenue from two principal businesses: (1) the production and distribution of original motion pictures known as “erotic thrillers” and erotic, event styled content (“owned product”); and (2) the licensing of domestic third party films in international and domestic markets where it acts as a sales agent for the product (“repped product”).  We generate revenue by licensing our content for a one-time fee to U.S. and international premium TV services and by licensing our content to U.S. and international cable operators and satellite providers on a revenue share basis. In addition, we earn a commission and marketing fee for licensing the international television, DVD and theatrical rights as well as the domestic television rights on behalf of the producers that we represent as a sales agent.  This segment also periodically enters into arrangements to act as a contract producer for major Hollywood studios for film production.  We entered into a contract producer arrangement during the current fiscal year and recognized revenue and cost of sales for the related arrangement during this quarter.  We may from time to time pursue contract producer arrangements as a source for revenue in the future.

We have recently begun to distribute our event and erotic thriller content on the video-on-demand platforms of six U.S. cable MSOs. As of December 31, 2007, our content was distributed to over 26 million unique U.S. cable households. In addition, we have increased our distribution of event and erotic thriller content to approximately 4 million unique Canadian DBS and cable MSO households.

INTERNET SEGMENT

Our Internet segment generates revenue primarily by (1) selling monthly memberships to our consumer websites, (2) earning a percentage of revenue from third-party gatekeepers for the distribution of our consumer websites to their customer base, (3) selling pre-packaged video and photo content to webmasters for a monthly fee, and (4) distributing our content to wireless platforms both internationally and domestically. Approximately 75% of the revenue from the Internet segment is related to the sale of monthly memberships to www.ten.com. We are currently working to improve all aspects of our internet product in terms of site design, navigation, features, content and performance in an effort to increase traffic to the website and the conversion of that traffic into paying members.  Additionally, we plan to launch a new version of the ten.com website during fiscal year 2009 that will provide potential customers with new functionality and the opportunity to participate in a virtual website community.

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

Producer-for-Hire Arrangements

Our Film Production segment periodically acts as a producer-for-hire for certain customers. Through these arrangements, we provide services and incur costs associated with the film production, and we earn a fee for our services once the film has been delivered and accepted by the customer. Although we maintain no ownership rights for the produced content, we are responsible for the management and oversight of the project and incur significant economic risk until the project is completed, delivered and accepted by the customer. Revenue for these arrangements is recognized when persuasive evidence of an arrangement exists, the film has been delivered and accepted by the customer, the fee is fixed and determinable and collection is probable. The costs incurred for production in these arrangements are initially recorded as a deferred cost within the current assets section of the balance sheet, and the deferred costs are subsequently recorded as a cost of sales in the period in which we recognize revenue for the related services. During the quarter ended December 31, 2007, we completed and recognized revenue and cost of sales for a producer-for-hire arrangement.  At December 31, 2007, we have no deferred costs recorded in connection with undelivered producer-for-hire arrangements.

TRANSACTIONAL TV SEGMENT

The following table outlines the current distribution environment and network households for each network and our video-on-demand service:

		Estimated Network Households(1)
		(in thousands)
Network	Distribution Method	As of December 31, 2007	As of December 31, 2006	% Change
Xtsy	Cable/DBS	14,400	13,500	7%
TEN(2)	Cable/DBS	33,700	41,900	(20)%
TEN*Clips	Cable/DBS	38,900	36,900	5%
Video-On-Demand	Cable	29,700	25,100	18%
TEN*Blue	Cable	5,100	4,200	21%
TEN*Blox	Cable	9,400	8,400	12%
Juicy(3)	Cable/DBS	16,000	—	#
Plz(4)	Cable/DBS	—	5,000	#
Real(2), (4)	Cable	17,700	—	#

Total Network Households		164,900	135,000

# Represents an increase or decrease in excess of 100%.

(1) Reflects network household distribution. A household will be counted more than once when determining total network households if the home has access to more than one of the Transactional TV segment’s services, since each network represents an incremental revenue stream. The Transactional TV segment estimates its unique household distribution as 60.4 million and 55.4 million total network households as of December 31, 2007 and 2006, respectively. This represents 30.9 million and 26.8 million digital cable homes as of December 31, 2007 and 2006, respectively, and 29.5 million and 28.6 million DBS homes as of December 31, 2007 and 2006, respectively.

(2) Approximately 15.6 million households were transferred from our Ten network service to our Real network service in October 2007.  Our Real network service is programmed in two editing standards to better serve the DBS and cable markets.

(3) Our Juicy network service was launched in October 2007.  This service is distributed to cable MSOs and DBS providers.

(4) Our Real network service was launched in May 2007. This service is distributed to cable MSOs and DBS providers and has replaced our Plz (formerly known as “Pleasure”) service.

The following table sets forth certain financial information for the Transactional TV segment for the three and nine month periods ended December 31, 2007 and 2006:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to-Date Percent Change
	2007	2006	’07 vs’06	2007	2006	’07 vs’06
Net revenue
PPV - Cable/DBS	$5.4	$6.9	(22)%	$15.8	$21.9	(28)%
VOD	4.4	3.8	16%	13.7	12.6	9%
C-Band	0.1	0.5	(80)%	0.8	1.5	(47)%

Total	$9.9	$11.2	(12)%	$30.3	$36.0	(16)%

Cost of sales	$2.8	$2.7	4%	$8.4	$8.4	0%

Gross profit	$7.1	$8.5	(16)%	$21.9	$27.6	(21)%

Gross profit percentage	72%	76%		72%	77%

Operating expenses	2.0	2.2	(9)%	6.6	5.7	16%

Operating income	$5.1	$6.3	(19)%	$15.3	$21.9	(30)%

NET REVENUE

PPV — Cable/DBS

PPV — Cable/DBS revenue declined during the quarter and nine months ended December 31, 2007 due to a decrease in our revenue from the second largest DBS provider in the U.S. following the renegotiation of our contract with that customer in the third quarter of fiscal year 2007. Under the terms of the renegotiated agreement, we receive a lower revenue split as compared to prior periods.

Revenue from the largest DBS platform in the U.S. was slightly lower during the nine months ended December 31, 2007 due to an increase in competition on the platform and because our competitors have historically been distributing less edited content.  We believe the distribution of less edited content has resulted in, and will continue to result in, higher consumer buy rates.  We executed an amended contract with the customer described above in the second quarter of fiscal year 2008 which allows us to distribute less edited content through our existing channels and expanded the number of services carried from two channels to three channels. During the quarter ended December 31, 2007, our total revenue from this customer increased as compared to the prior year quarter due to the addition of the third channel.  However, the increase in revenue from the third channel was offset by a decline in the revenue we generate on the already existing channels resulting from increased competition on the platform.

VOD

Our VOD revenue increased during the three and nine month periods ended December 31, 2007 as a result of an improvement in the services we provide to the largest U.S. cable MSO.  Revenue also increased as a result of improved performance on the second largest cable MSO platform in the U.S. and other top ten cable MSO platforms in the U.S.

C-Band Revenue

Our C-Band revenue declined during the three and nine month periods ended December 31, 2007 due to customer conversions from C-Band “big dish” analog satellite systems to smaller digital DBS satellite systems, and from our discontinuation of the C-Band service during the current quarter.  The deterioration in subscribers made this service unprofitable and as a result, we discontinued the C-Band services during the current quarter. We did not incur, nor do we expect to incur going forward, any material costs associated with discontinuing these services.

COST OF SALES

Our cost of sales consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisitions, video-on-demand transport, and amortization of content licenses.  These costs also included in-house call center operations related to the C-Band business that was discontinued in the current period.

Cost of sales during the three and nine month periods ended December 31, 2007 has remained relatively flat as compared to the same periods in the prior year.  The video-on-demand transport fees we pay to our primary transport provider have increased as compared to the prior year due to the execution of an amended contract in early fiscal year 2008.  These higher fees were offset by a decline in costs from the cancellation of the transponder service used to distribute our Plz network and the discontinuation of our C-Band service.

OPERATING EXPENSES

Operating expenses during the quarter ended December 31, 2007 declined 9% as compared to the prior year quarter primarily due to a reduction in certain prior year advertising costs associated with efforts to improve buy rates on distribution platforms.  The 16% increase in operating expenses during the nine months ended December 31, 2007 was primarily due to a) an increase in costs associated with promotion and marketing activities for new channel launches; b) a $0.2 million loss for the early disposition of equipment used within our digital broadcast center; c) the impact from writing off $0.1 million in tenant improvements associated with a prospective facility that proved inadequate for our requirements; and d) an increase in costs related to improving the segment’s IT infrastructure.

FILM PRODUCTION SEGMENT

The following table sets forth certain financial information for the Film Production segment for the three and nine month periods ended December 31, 2007 and 2006:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to-Date Percent Change
	2007	2006	’07 vs’06	2007	2006	’07 vs’06
Net revenue
Owned product	$4.3	$3.7	16%	$7.0	$9.2	(24)%
Repped product	0.7	0.9	(22)%	1.8	1.6	13%
Other revenue	2.6	0.2	#	2.9	0.4	#

Total	$7.6	$4.8	58%	$11.7	$11.2	4%

Cost of sales	$4.0	$1.8	#	$5.3	$6.0	(12)%

Gross profit	$3.6	$3.0	20%	$6.4	$5.2	23%

Gross profit percentage	47%	63%		55%	46%

Operating expenses	$1.4	$1.2	17%	$3.9	$3.3	18%

Operating income	$2.2	$1.8	22%	$2.5	$1.9	32%

# Represents an increase or decrease in excess of 100%.

NET REVENUE

Owned Product

Revenue increased during the three months ended December 31, 2007 primarily from the delivery of a thirteen episode series to a premium channel customer.  In the prior fiscal year, we also delivered a thirteen episode series but the series was delivered during the first six months of that year.  Revenue was also higher during the current quarter due to our delivery of content to the video-on-demand platforms of six major U.S. cable MSOs as well as the distribution of content through the second largest DBS provider in the U.S.  These improvements in revenue were partially offset by a decline in revenue from a general reduction in the number of films delivered during the quarter as well as lower revenue from the largest DBS platform in the U.S. due to a less favorable license fee structure and a change in the location of our content on that platform’s electronic programming guide.

During the nine months ended December 31, 2007, the decline in owned product revenue was primarily attributable to the delivery of fewer film titles to customers during the third quarter of fiscal year 2008 as compared to the same quarter in the prior fiscal year.  During the third quarter of the prior fiscal year, we executed agreements and delivered films to several large customers.  We executed fewer of these large customer agreements during the third quarter of fiscal year 2008.  This year-over-year decline in revenue was partially offset by an increase in video-on-demand revenue from our distribution of content on six major U.S. cable MSOs.

Repped Product

Repped product revenue includes revenue from the licensing of film titles that we represent (but do not own) under international sales agency relationships with various independent film producers. The revenue we generated from four titles accounted for approximately 50% of the total repped product revenue during the third quarter of fiscal year 2008.  During the nine months ended December 31, 2007, eight titles have accounted for approximately 50% of the repped product revenue.

Other Revenue

Other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors.  This revenue increased during the three and nine month periods ended December 31, 2007 as a result of our completion during the current quarter of a producer-for-hire arrangement with a major Hollywood studio.

COST OF SALES

Our cost of sales is comprised of the amortization of our owned product film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services.  There is no significant cost of sales related to the repped product business.

The increase in cost of sales during the quarter ended December 31, 2007 is due to previously deferred expenses that were realized in connection with our completion of a producer-for-hire arrangement with a major Hollywood studio this period.  Film cost amortization as a percentage of the related owned content revenue during the three month periods ended December 31, 2007 and 2006 was 36% and 41%, respectively. The decline in film costs as a percentage of owned content revenue is primarily due to our continued monetization of films that were produced after the acquisition of this segment in 2006.  Films that were produced prior to the MRG acquisition typically have a higher cost of sales.

Cost of sales during the nine months ended December 31, 2007 were lower primarily due to the above-mentioned monetization of films produced subsequent to the MRG acquisition.  Film cost amortization as a percentage of the related owned content revenue during the nine month periods ended December 31, 2007 and 2006 was 35% and 57%, respectively.  Film costs have also declined during the nine months ended December 31, 2007 due to the delivery of a larger proportion of older titles whose film costs had been fully amortized in prior periods. This decline in costs was partially offset by the increase in cost of sales from expenses realized in connection with the completion of a producer-for-hire arrangement.

OPERATING EXPENSES

Operating expenses during the three months ended December 31, 2007 were higher as compared to the same prior year period primarily as a result of a $0.7 million impairment charge incurred for two film events.  The film costs for the events were initially established at the time of our acquisition of MRG in 2006 and were based on the expected future benefits to be derived from these films.  In the current quarter, we lowered our estimate of the expected future benefits to be derived from these two films.   As a result and in accordance with our process to continually validate our estimates for all films in our library, we recorded an impairment charge for these two films equal to the difference in the remaining unamortized event costs and the expected future benefits to be derived.

The increase in expenses resulting from the $0.7 million impairment charge was partially offset by the reversal of $0.5 million in earn-out payments for 2007 that had been accrued in the previous nine month period ended September 30, 2007.  The MRG purchase agreement provided that if certain annual performance targets were achieved by MRG for the twelve month performance period ended December 31, 2007, the former principals of MRG would receive an additional earn-out payment of $0.7 million.  During the previous nine month period ended September 30, 2007, we had estimated that these performance targets would be met.  However, actual results for MRG were not sufficient to achieve the second annual performance target.  As a result, the previously accrued expenses of $0.5 million were reversed in the current quarter.  Although the principals of MRG are entitled to recoup this earn-out for 2007 if actual results for the twelve month period ending December 31, 2008 exceed the performance target by the amount of the shortfall in 2007, we do not currently estimate that this will occur based on historical performance data.  If actual performance or estimates for the twelve month period ending December 31, 2008 indicate that an overachievement of the performance targets equal to the shortfall in 2007 is likely to occur, we may be required to re-accrue the expenses that were reversed in the current quarter in future periods.

During the nine month period ended December 31, 2007, operating expenses were higher as compared to the same prior year period as a result of the above-mentioned film event impairment charge.  Operating expenses were also higher during the period due to (a) a $0.2 million reserve expense recorded for potentially unrecoupable costs incurred on older repped product titles; (b) a $0.2 million bad debt write-off related to an uncollectible customer account; and (c) an increase in trade show exhibition costs.

INTERNET SEGMENT

The following table sets forth certain financial information for the Internet segment for the three and nine month periods ended December 31, 2007 and 2006:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to-Date Percent Change
	2007	2006	’07 vs’06	2007	2006	’07 vs’06
Net revenue
Net membership	$0.3	$0.5	(40)%	$1.1	$1.5	(27)%
Other	0.1	0.1	0%	0.3	0.3	0%

Total	$0.4	$0.6	(33)%	$1.4	$1.8	(22)%

Cost of sales	$0.1	$0.2	(50)%	$0.5	$0.8	(38)%

Gross profit	$0.3	$0.4	(25)%	$0.9	$1.0	(10)%

Gross profit percentage	75%	67%		64%	56%

Operating expenses(1)	$0.2	$0.8	(75)%	$0.7	$1.5	(53)%

Operating income (loss) (1), (2)	$0.1	$(0.5)	#	$0.2	$(0.6)	#

# Represents and increase or decrease in excess of 100%.

(1) The quarter and year-to-date December 31, 2006 amounts include a $0.4 million impairment charge for the write-off of certain licensed content.

(2) Amounts may not sum due to rounding.

NET REVENUE

Revenue from our Internet segment declined during the three and nine month periods ended December 31, 2007 due to a decline in membership.  We have dedicated this segment’s resources to improving and enhancing our consumer websites in order to improve the future rate of conversion of traffic into paying members and as a result, our marketing efforts have not been as robust.  The first redesign of our primary ten.com website was launched at the end of the first quarter of fiscal year 2008 and we are completing the implementation of new affiliate marketing programs designed to create incentives for other websites that direct traffic to our consumer websites.  Additionally, we plan to launch a new version of the ten.com website during fiscal year 2009 that will provide potential customers with new functionality and the opportunity to participate in a virtual website community.

Other revenue has been consistent and comparable with prior periods.  This revenue primarily relates to the sale of content to other webmasters, the distribution of our website to the LodgeNet Entertainment Corporation customer base, and revenue from the distribution of our content through wireless platforms.

COST OF SALES

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content and depreciation of assets.

The Internet segment’s cost of sales declined during the three and nine month periods ended December 31, 2007 as a result of lower amortization expense associated with the write-off of a licensed content library in the third quarter of fiscal year 2007. Wireless distribution expenses were also lower because we are no longer devoting resources to wireless activities as part of our strategic plan for this segment.

OPERATING EXPENSES

Operating expenses have declined during the three and nine month periods ended December 31, 2007 due to a reduction in our employee costs associated with the segment’s wireless activities. Operating expenses also decreased because the $0.4 million licensed content impairment expense we recorded in the third quarter of fiscal year 2007 did not recur in fiscal year 2008.  These declines in operating expenses were partially offset by higher costs associated with our efforts to update and improve our consumer websites.

CORPORATE ADMINISTRATION

The following table sets forth certain financial information for Corporate Administration segment expenses for the three and nine month periods ended December 31, 2007 and 2006:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to-Date Percent Change
	2007	2006	’07 vs’06	2007	2006	’07 vs’06
Operating Expenses	$(2.6)	$(2.6)	0%	$(7.8)	$(7.0)	11%

Expenses related to Corporate Administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., which are not directly allocable to the Transactional TV, Film Production, and Internet operating segments. These costs include, but are not limited to, legal and accounting expenses, human resources and training, insurance, registration and filing fees with NASDAQ, executive employee costs and the SEC, investor relations costs, and printing costs associated with our public filings and shareholder communications.

Corporate administration costs increased during the nine month period ended December 31, 2007 due to an the increase in employee costs associated with a sales executive whose function is to sell products across all operating segments (this employee’s costs and services were previously associated with the wireless activities within the Internet segment) and an increase in costs associated with the hiring of a Chief Information Officer in February 2007. These increases were partially offset by a decrease in external legal fees. During the quarter ended December 31, 2007, expenses also increased from the above-mentioned employee costs but the increase was fully offset by a decline in audit fee expenses.

LIQUIDITY AND CAPITAL RESOURCES

We believe that our current cash and marketable securities balances and expected cash flow from operations for the remainder of fiscal year 2008 will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures, content licensing or film production costs that may be incurred can be financed through our cash flows from operations. If we were to lose any of our four major customers that accounted for 56% of our revenue during the nine months ended December 31, 2007, our ability to finance our future operating requirements would be materially impaired.

SOURCES AND USES OF CASH

Cash Flows from Operating and Investing Activities:

Our cash flows from operating and investing activities are summarized as follows (in millions):

	Nine Months Ended December 31,
	2007	2006
Net cash provided by operating activities:	$4.6	$14.7

Cash flows from investing activities:
Purchase of available-for-sale securities	(2.7)	(22.1)
Redemption of available-for-sale securities	8.8	17.4
Purchases of equipment and furniture	(1.5)	(0.9)
Payment of related party note payable	(0.6)	(0.5)

Net cash provided by (used in) investing activities	$4.0	$(6.1)

The decrease in cash provided by operating activities during the first nine months of fiscal year 2008 as compared to the same period in fiscal year 2007 is primarily related to:

      •   a $3.8 million decrease in net income;

      •   a $2.1 million increase in cash outflows related to the Film Production segment’s cash disbursements for a producer-for-hire arrangement;

      •   a $0.9 million increase in capitalized film costs associated with the Film Production segment’s cash disbursements for film productions; and

      •   the impact on cash from the fiscal year 2007 bonus payouts that were paid during the first half of fiscal year 2008.

The increase in cash provided by investing activities is primarily related to the net $6.1 million of cash received from the redemption of investments in order to pay our quarterly recurring shareholder dividend and for the purchase of approximately 614,000 shares of common stock at an average price of $6.28 per share through our stock repurchase program. Capital expenditures of $1.5 million primarily relate to purchases of servers and editing equipment to maintain our digital broadcast center and computers. The related party note payable disbursements during each period presented were paid to the former principals of MRG from whom we acquired the Film Production segment.

Cash Flows from Financing Activities:

Our cash flows from financing activities are as follows (in millions):

	Nine Months Ended December 31,
	2007	2006
Cash flows from financing activities:
Proceeds from stock option exercises	$0.5	$1.7
Repurchase of common stock	(3.8)	(2.1)
Payment of dividend	(6.0)	—
Excess tax (shortfall) benefit from option/warrant exercise	(0.1)	0.7

Net cash (used in) provided by financing activities(1)	$(9.5)	$0.3

(1) Amount may not sum due to rounding.

Net cash used in financing activities for the nine months ended December 31, 2007 reflects $6.0 million in payments for our quarterly cash dividends and $3.8 million for the purchase of our common stock through our stock repurchase plan. This use of cash was slightly offset by $0.5 million in proceeds from the exercise of stock options. The tax benefit decreased due to a shortfall of approximately $0.1 million as compared to a benefit of $0.7 million in the same prior year period and relates to the tax deductions that we receive upon exercise of an option by an employee or non-employee director in excess of those anticipated at the time of the option grant.

STOCK REPURCHASE PLAN AND DIVIDENDS

On December 10, 2007, our Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock, payable on January 4, 2008, to shareholders of record on December 21, 2007. We paid approximately $3.0 million on January 4, 2008 to shareholders of record. The payment of future quarterly dividends is at the discretion of the Board of Directors.

In December 2005, our Board of Directors approved a 2.0 million share repurchase plan to be executed over 30 months. During the quarter ended December 31, 2007, we repurchased approximately 45,000 shares of common stock in accordance with this plan. The total purchase price for these shares was approximately $0.2 million.  During the nine month period ended December 31, 2007, we repurchased approximately 0.6 million shares at a total purchase price of approximately $3.8 million.

BORROWING ARRANGEMENTS

In July 2007, we obtained a $7.5 million line of credit from an outside financial institution. Amounts borrowed under the line of credit can be used to support our short-term working capital needs. The line of credit is secured by our trade accounts receivable and will mature in July 2008. The interest rate applied to borrowings under the line of credit is based on the current prime rate less 0.13%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and we were in compliance with these covenants at December 31, 2007. We have made no borrowings under the line of credit.

COMMITMENTS AND CONTINGENCIES

In October 2007, we entered into a three year, non-cancelable agreement for uplink services related to the transmission of content for the Transactional TV segment.  Under the terms of the agreement, we are obligated to pay approximately $0.7 million per year through the duration of the contract.    As of December 31, 2007, the commitments under this obligation for the three months ended March 31, 2008 and the years ended March 31, 2009 and 2010 are approximately $0.2 million, $0.7 million, and $0.4 million, respectively.

As part of the MRG acquisition, we entered into an earn-out arrangement which provides for three additional earn-out payments totaling $2.0 million payable to the selling shareholders of MRG over a three year term if certain performance targets as defined by the purchase agreement are achieved each year. The 2006 calendar year earn-out target was exceeded and the amount due to the former principals of MRG of approximately $0.7 million was paid in May 2007.  During the nine month period ended September 30, 2007, we estimated that the second annual earn-out target for the twelve months ended December 31, 2007 would also be met.  However, actual results for MRG were not sufficient to achieve the second annual performance target.  As a result, the previously accrued earn-out liability of approximately $0.5 million was reversed in the current period.  The impact from the reversal of the earn-out liability is reflected as a reduction in the general and administrative expenses of the Film Production segment.  The second annual earn-out payment could still be obtained by the selling shareholders of MRG if the performance results in year three of the earn-out period exceed the related year three target by an amount greater than the year two target shortfall.  If actual performance or estimates for the twelve month period ending December 31, 2008 indicate that an overachievement equal to the shortfall in 2007 is likely to occur, we may be required to record the earn-out expenses that were reversed in the current quarter in subsequent future periods.  We do not believe that the year two earn-out will be recovered based on current estimates and actual historical performance data.

In connection with our adoption of FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, we have a $1.8 million liability recorded for an unrecognized tax benefit at December 31, 2007. We cannot reasonably estimate when or if this liability will be paid.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of the recent accounting pronouncements related to our operations, please refer to the information provided under Note 1 — “Recently Issued Accounting Pronouncements” to the accompanying Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk. The Company’s exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of February 1, 2008, the Company had cash in checking and money market accounts, certificates of deposits, and fixed income debt securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

As of February 1, 2008, the Company had no borrowings under its line-of-credit and so a sudden change in the prime rate would not have a material impact on the Company’s results of operations.

Foreign Currency Exchange Risk. The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Our Company’s management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and the principal financial officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective.

(b) Internal Controls. There were no changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2007, as such risk factors have been updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 13, 2005, the Board of Directors of the Company approved the repurchase of two million shares of common stock to be implemented over 30 months. During the three months ended December 31, 2007, the Company purchased shares in connection with this plan.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2007	—	$—	—	1,181,119
November 1-30, 2007	45,467	5.06	45,467	1,135,652
December 1-31, 2007	—	—	—	1,135,652

Total	45,467	$5.06	45,467

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by Principal Financial Officer Matthew T. Pullam pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by Principal Financial Officer Matthew T. Pullam pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
Dated: February 7, 2008	By:	/s/ Michael Weiner
	Name:	Michael Weiner
	Title:	Chief Executive Officer

Dated: February 7, 2008	/s/ Matthew T. Pullam
Name: Matthew T. Pullam
Title: Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by Principal Financial Officer Matthew T. Pullam pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by Principal Financial Officer Matthew T. Pullam pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002