Form 10-K
period 2008-03-31
NEW FRONTIER MEDIA INC
filed 2008-06-13
CIK 847383

Use these links to rapidly review the document
TABLE OF CONTENTS
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended March 31, 2008

Commission File Number: 0-23697

NEW FRONTIER MEDIA, INC.
(Exact name of registrant as specified in its charter)

Colorado (State of Incorporation)	84-1084061 (I.R.S. Employer I.D. Number)
7007 Winchester Circle, Suite 200, Boulder, CO 80301 (Address of principal executive offices and Zip Code)
(303) 444-0900 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $.0001	The Nasdaq Stock Market, LLC
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES    ☐ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of September 30, 2007 was approximately $142,970,000, based on the closing price of the common stock as reported on the NASDAQ Global Select Market on such date.

         The Registrant had 23,774,668 shares of its common stock outstanding on June 4, 2008.

Documents Incorporated by Reference

         The information required in response to Part III, Items 10-14, of Form 10-K is hereby incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of March 31, 2008 with respect to the Registrant's Annual Meeting of Shareholders expected to be held on or about August 25, 2008.

NEW FRONTIER MEDIA INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2008

i

PART I.

Forward-Looking Statements

        This Annual Report on Form 10-K ("Annual Report") of New Frontier Media, Inc. ("New Frontier," the "Company," the "Registrant," "we" or "us") and the information incorporated by reference includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends for the forward-looking statements to be covered by safe harbor provisions. All statements regarding trend analysis and the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of contingencies are forward-looking statements. Forward-looking statements are also identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "could," "will," "would," "will be," "will continue," "will likely result," "optimistic," and similar expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward looking statements. Some of these risks are detailed in Part I, Item 1A, Risk Factors and elsewhere in this Form 10-K.

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.    BUSINESS.

GENERAL

        We are a leader in transactional television and the international distribution of independent and general motion picture entertainment. Our Company is organized into the four reporting segments identified below. Our Transactional TV segment (formerly referred to as the Pay TV segment) delivers nine full-time transactional adult-themed pay-per-view ("PPV") networks to cable and satellite operators across the U.S. These services reach over 174 million network homes. Additionally, we are a leading provider of video-on-demand ("VOD") content on cable and satellite platforms. We are the exclusive distributor of Penthouse Digital Media Productions, Inc. ("Penthouse") branded adult television in the U.S. We also have one of the largest digital libraries of its kind, and we have license agreements with more than 130 movie studios. Our Film Production segment produces original erotic motion pictures that are distributed in the U.S. on premium movie channels, such as Cinemax® and Showtime® (Cinemax is a registered trademark of Home Box Office, Inc., and Showtime is a registered trademark of Showtime Networks, Inc.), and internationally on similar services. The Film Production segment also develops and produces erotic original event programming that is widely distributed on cable and satellite platforms. Through the Lightning Entertainment Group label, the Film Production segment also represents the work of a full range of independent mainstream U.S. film producers in markets throughout the world. Our Direct-to-Consumer segment (formerly referred to as the Internet segment) generates revenue primarily through the distribution of content through its consumer websites. Our Corporate Administration segment includes costs that are not directly associated or allocated to the other operating segments.

Transactional TV Segment

        Our Transactional TV segment aggregates and distributes branded adult television programming to consumers through our key customers, which are the largest cable and satellite operators in the U.S. Our products are sold to these operators who then distribute them to retail consumers via pay-per-view and video-on-demand technology. We obtain revenue by earning a contractual percentage of the retail price.

Film Production Segment

        Our Film Production segment produces original erotic movies, series and events for distribution to the same cable and satellite companies which are customers of our Transactional TV segment. Our Film Production segment also delivers original programming to premium television services such as Cinemax, Showtime and Starz!® (Starz! is a registered trademark of Starz Entertainment, LLC). Through sales agency arrangements, our Film Production segment also generates revenue by representing domestic, third-party films in international and domestic markets. This segment also periodically provides contract film production services to large Hollywood studios. Our Film Production segment was formed in 2006 when we acquired MRG Entertainment, Inc., its subsidiaries and a related company, Lifestyles Entertainment, Inc. (collectively "MRG").

Direct-to-Consumer Segment

        Our Direct-to-Consumer segment generates the majority of its revenue through the distribution of content through adult consumer websites. Our efforts during fiscal year 2008 were focused on the construction of an enhanced version of our primary consumer website and the acquisition of additional affiliate relationships. The enhanced version of the primary website is expected to be available to consumers in fiscal year 2009. This segment has also recently launched a test initiative to deploy and market an internet protocol set-top box in select markets. This set-top box would allow consumers to access content through the internet and view that content on their television.

Corporate Administration Segment

        The operations included in the Corporate Administration segment reflect all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer operating segments.

TRANSACTIONAL TV SEGMENT

        Our Transactional TV segment digitally distributes adult entertainment programming to cable and satellite television companies. These cable and satellite television providers then distribute our content to consumers on a pay-per-view basis. Pay-per-view offers consumers access to a timed block of programming—for example, a movie or an event—for a set fee payable to the cable or satellite providers. We earn a percentage of the revenue, or "split", from our content for each pay-per-view transaction that is purchased on our customer's platform. Our pay-per-view programming is offered on linear channels that are available to viewers through the same electronic program guides that display basic cable channels. A pay-per-view transaction allows access to the channel for a given period of time and is executed either by telephone or instantly through the use of the viewers' remote control. Our Transactional TV segment's products typically retail for a price between $10.99 and $13.99 for a single movie or event. Some of our distributors offer our Transactional TV segment's programming on a monthly subscription basis as well.

        Cable television operators also offer our Transactional TV segment's programming via their video-on-demand platforms. Video-on-demand presents viewers with layered menus, similar to what is traditionally found in hotel room television offerings. These menus allow users to interactively select a movie or event and then view it immediately or at a later time once the transaction has been executed. Video-on-demand products typically sell for prices similar to those of our pay-per-view product. Video-on-demand tends to have a more accretive impact on our Transactional TV segment's business relative to our pay-per-view offering because of the variety of content available through video-on-demand platforms and because of the flexibility video-on-demand provides in viewing times. With pay-per-view, the scheduled start time may not be synchronized to a viewer's requirements. Our Transactional TV segment provides programming to approximately 33 million video-on-demand homes in the U.S.

        We believe our pay-per-view and video-on-demand programming provides an attractive alternative to other forms of entertainment because it is offered conveniently in the comfort of users' homes, in high quality, and at a competitive price point. During our fiscal years ended March 31, 2008, 2007 and 2006, 73%, 75%, and 92%, respectively, of our consolidated revenue was attributed to our Transactional TV segment. Our Transactional TV segment distributes content to nearly every television provider in the United States, including:

  •
  The two largest providers of direct broadcast satellite ("DBS") services, EchoStar Communications Corporation's DISH Network ("DISH") and The DIRECTV Group ("DirecTV").

  •
  Nine of the top ten largest operators of cable television systems in the U.S. (Multiple System Operators or "MSOs"). As of March 31, 2008, the only major MSO not under contract with our Transactional TV segment has delivery capability to fewer than 3 million digital households.

        In total, our Transactional TV segment serves over 174 million network households in the U.S. Network households are considered the combined households that receive our services (a network household would be counted more than once if it receives more than one of our pay-per-view channels). For most of its history, the Transactional TV segment has been highly focused on large and rapidly growing digital TV markets in the U.S. During fiscal year 2009 and in future periods, we plan to introduce our services into new markets in North America and in Europe. We believe that the business model, which has been proven in the U.S., will also be successful internationally. However, we do not have historical experience operating internationally or dealing with international regulators, competitors or cultures. As a result, we may be unsuccessful with developing this international business.

Programming Strategy

        Unlike our competitors, the Transactional TV segment does not produce its own content and currently has no plans to do so. We believe distributors that also produce content typically give a disproportionate share of their platform hours to company-owned content and therefore, limit viewer quality and variety. Rather than operate in this manner, our Transactional TV segment screens content from many independent producers each year. We then strategically select and license only those movie titles which fit into our programming strategy. The result is a wide range of premium content which, in terms of consumer purchase, consistently outperforms our competition. Independent tracking research conducted by Rentrak Corporation during the current fiscal year indicates that our content often outperforms its closest competition by a rate of more than 25% (based on revenue generated per server hour). This research is consistent with anecdotal data that our Transactional TV segment receives from its cable and satellite customers.

        The Transactional TV segment's programming is designed to provide the widest variety of content to consumers while at the same time supporting an efficient use of our content library. Because we do not duplicate titles across our channels or between pay-per-view and video-on-demand, we are able to give our consumers access to more unique titles, a wider variety of talent, and a greater variety of studio representation than any of our competitors. We focus on prime time viewing blocks and program specific types of content in those blocks to create an appointment-viewing calendar designed to drive viewers to traditionally less popular nights of the week for viewing adult content.

        Our programming department spends a significant amount of time and resources researching consumer choices and preferences. We periodically perform primary consumer research to understand buying habits and to obtain information on how we can best provide our consumers with an exceptional viewing experience. This research has assisted our Transactional TV segment's performance and has assisted us in providing customer satisfaction.

        In fiscal year 2008, we executed an exclusive, 10 year contract with Penthouse® (Penthouse is a registered trademark of General Media Communications, Inc.) to deliver Penthouse-branded adult television content in the U.S. In accordance with the terms of the arrangement, we developed and launched a Penthouse-branded linear TV channel as well as a Penthouse video-on-demand service to U.S. cable, satellite and internet protocol television ("IPTV") operators (the branded services are collectively referred to as "PenthouseTV", or in the case of high-definition content, "PenthouseHD"). We have conducted extensive research on the Penthouse trademark and have found that the brand is a leader in the adult entertainment market. In December of 2007, we completed the first launch of the PenthouseTV video-on-demand service to nearly nine million U.S. cable television homes and, separately, the launch of a PenthouseHD service to cable MSO systems serving more than two million U.S. homes. As of April 1, 2008, PenthouseTV was available to over 30 million households. These launches are supported by consumer print advertising which began in February 2008.

Content Delivery System

        Our Transactional TV segment delivers its video programming to cable and satellite operators via satellite from our Digital Broadcast Center ("DBC") in Boulder, Colorado. The program signal is encrypted so that the signal is unintelligible unless it is passed through the properly authorized decoding devices. The signal is transmitted (uplinked) by a third party earth station to a designated transponder on a third party commercial communications satellite. The transponder receives the program signal that has been uplinked by the earth station, amplifies the program signal and then broadcasts (downlinks) the signal to commercial satellite dishes located within the satellite's area of signal coverage. The signal of the domestic satellites that we use covers the continental United States, including Alaska, Hawaii and portions of the Caribbean Islands, Mexico, and Canada.

        Our Transactional TV segment's programming is downlinked by MSOs and DBS providers at their headends and uplink centers. This programming is received in the form of a scrambled signal. We provide these operators with decoder equipment which allows them to decode the signal and then re-distribute it via their own systems.

        Our Transactional TV segment maintains a satellite transponder lease agreement for one full-time digital transponder with a total bandwidth of 20.5 MHz on the Galaxy 23 satellite. This transponder provides the satellite transmission necessary to broadcast our Transactional TV segment's networks.

        Our Transactional TV segment delivers its VOD service to cable MSOs via Comcast Media Center ("CMC"). CMC is a business unit of Comcast Cable, which is a division of Comcast Corporation ("Comcast"). CMC delivers content to headends currently serving Comcast's VOD-enabled cable systems. In addition, our Transactional TV segment has agreements with iN DEMAND L.L.C. ("In Demand"), TVN Entertainment Corporation and Global Digital Media Xchange to deliver video-on-demand content to other cable MSOs.

Digital Broadcast Center

        Our Transactional TV segment operates a 12,000 square foot DBC that allows us to ingest, encode, edit, play out, store and digitally deliver our pay-per-view and video-on-demand services. The DBC is also home to one of the largest digital libraries of its kind. The DBC is a scalable, state of the art infrastructure, which includes playlist automation for all channels; encoding and playout to air; a storage area network for near-line content movement and storage; archiving capability in a digital format; and complete integration of our proprietary media asset management database for playlist automation and program scheduling.

Program and Content Acquisitions

        We typically acquire our feature-length broadcast programming for each network by licensing the exclusive domestic broadcast rights from over 130 independent producers. These licenses generally cover a five-year term. We do not produce any of our own feature content for our adult networks. We generally acquire new premiere titles each month. In addition, we may license entire content libraries on an as-needed basis, or in order to facilitate a larger transaction.

        Once we license a title, it undergoes rigorous quality control processes prior to broadcast in order to ensure compliance with strict internal and external broadcasting standards. We obtain age verification documentation for each title we license, including photo identification for each cast member in the film. This documentation is maintained on site for the duration of the license term in accordance with 18 U.S.C. § 2257 and 28 C.F.R. 75 et seq.

        We maintain an office in California that ensures all legal documentation is obtained for each title licensed (i.e., cast lists, talent releases and photo identification for each cast member), ensures acquired content is technically compliant, and, once the title is deemed acceptable, ships the title, related documentation and promotional content to our Boulder, Colorado location. Our Transactional TV segment's in-house programming and editing departments in Boulder conduct preliminary screening of potentially licensable content, license acceptable content, conform content into appropriate editing standards and program the monthly schedules for all networks and video-on-demand services.

Competition

        Our primary competitor in this segment has historically been Playboy Enterprises, Inc. ("Playboy") which, through its Playboy TV® (registered trademark of Playboy Enterprises International, Inc.) service and its Spice Digital Networks® (registered trademark of Spice Entertainment, Inc.), has a long operating history in the adult entertainment space. Over the past several years, we have been successful in competing with Playboy and a large portion of the growth we have experienced in our Transactional TV segment is the result of our ability to gain market share through the displacement of Playboy services. Other competitors, such as Hustler TV® (registered trademark of LFP IP, LLC) and Playgirl TV® (registered trademark of Playgirl Key Club, Inc.), have also entered the market and are increasing competition.

        Competitor performance on various cable MSO and DBS platforms has not been as strong relative to our own performance based on the revenue we generate per server hour. We believe that some competitors have been willing to execute contracts with distributors that contain lower revenue splits in order to obtain or retain channels and VOD platform hours. While we believe that our content continues to outperform the competition, we cannot predict whether that performance advantage will insulate us from further pressure on operator splits or revenue guarantees.

        We also face competition in the adult entertainment arena from other providers of adult programming including producers of adult content, adult video/DVD rentals and sales, adult-oriented internet services, premium movie channels that broadcast adult-themed content, telephone adult chat lines, books and magazines aimed at adult consumers, and adult-oriented wireless services. Our Transactional TV segment also faces general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming.

FILM PRODUCTION SEGMENT

        Our Film Production segment is a multi-faceted film production and distribution company, which we acquired late in fiscal year 2006. The Film Production segment expands our portfolio to the higher margin market for mainstream and erotic content, provides us with established relationships in international markets, and provides access to a library of content that can be monetized through our current distribution networks.

        Our Film Production segment derives revenue from two principal businesses: (1) the production and distribution of original motion pictures such as "erotic thrillers," horror movies, and erotic, event styled content ("owned content"); and (2) the licensing of domestic third party films in international and domestic markets where we act as a sales agent for the product ("repped content"). This segment also periodically provides contract film production services to certain major Hollywood studios ("producer-for-hire" arrangements).

Owned Content

        The Film Production segment produces and distributes its owned content for three primary customer groups. The first customer group consists of domestic cable MSO and DBS service providers as well as certain Canadian MSOs. Since our acquisition of the Film Production segment, we have leveraged our existing Transactional TV segment relationships and established new customer opportunities for our owned content. Our owned content is distributed to consumers through cable MSO and DBS platforms and is available through pay-per-view and video-on-demand services. The owned content that is distributed through pay-per-view appears on unbranded linear channels within the mainstream or adult pay-per-view movie location of the platform's electronic programming guide. Content that is distributed through video-on-demand appears within menu categories such as "uncensored." Our movies and events are sold to end users at retail prices typically ranging from $7.99 to $9.99. We receive a percentage share of the revenue derived from sales on these platforms. Revenue splits for this business segment are greater than those earned by our Transactional TV segment due to the more mainstream nature of the content. Owned content is distributed to cable MSO and DBS service providers using the DBC and the same content delivery system methods described above in the Transactional TV segment discussion.

        The second customer group consists of premium movie service providers such as Cinemax and Showtime. The premium movie service providers use the content as part of their late-night programming and within their subscription video-on-demand product. The owned content is typically sold to these customers for a flat license fee.

        The third customer group consists of various international distributors in Europe, including the U.K., Latin America, Asia, and various other international locations. These international distributors typically re-distribute the content to end-users. We also typically charge these customers a flat license fee for the owned content.

        The Film Production segment produced over 20 movies and events during fiscal year 2008 and substantially completed two 13 episode series. The total cash outflow incurred to complete these productions was approximately $4.1 million. Outside production companies are typically used to shoot the owned content and Film Production segment employees provide in-house oversight over the critical areas of production such as scripting, casting, shoot location, and post production.

Sales Agency (Repped Content) Services

        Our Film Production segment has established relationships with independent mainstream filmmakers to license international and domestic rights to their movies under the Lightning Entertainment Group label. Today, the Lightning Entertainment Group portfolio consists of approximately 65 titles. We also license titles under our Mainline Releasing label.

        We earn a commission for licensing film rights on behalf of these producers. In addition, we earn a marketing fee for most titles that we represent. Each contract allows for the recoupment of costs incurred in preparing the title for market, including advertising costs, screening costs, costs to prepare the trailer, box art, screening material, and any costs necessary to ensure the movie is market ready.

        We also generate revenue from our repped content through partnering arrangements with large mainstream distributors. Our distribution partners enter into arrangements with large retailers who sell our repped content through DVDs to end-user consumers. We earn a more favorable commission from these domestic sales, and we have recently re-focused our resources on this business.

Other Revenue

        Other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to customers. Through our producer-for-hire arrangements, we provide services and incur costs associated with the film production, and we earn a fee for our services once the film has been delivered and accepted by the customer. Although we maintain no ownership rights for the produced content, we are responsible for the management and oversight of the project and incur significant economic risk until the project is completed, delivered and accepted by the customer.

Competition

        For our owned content, we compete primarily with one small, privately-owned company and with other branded content such as Girls Gone Wild® (registered trademark of GGW Marketing, LLC) and Jerry Springer® (registered trademark of Universal TV Distribution Holdings, LLC) Uncensored. With respect to our international sales agency business, we compete with approximately 30 privately-owned companies. We compete with these companies based on licensing fees charged, content quality, ability to deliver our products on-time, relationships with decision makers in the industry, and the professionalism of our sales team.

DIRECT-TO-CONSUMER SEGMENT

        Our Direct-to-Consumer segment derives revenue primarily through subscriptions to its consumer websites. Content for the websites is obtained through licensing agreements executed by our Transactional TV segment for broadcast rights. Traffic to our consumer websites is primarily derived through either a targeted network of affiliates that earn a referral fee from us when diverted traffic converts into paying members, or "type-in" traffic in which users navigate directly to the sites by typing the addresses into their web browsers.

        This segment has also recently launched a test initiative related to the development of a set-top box and IPTV business model. During January 2008, we acquired certain intellectual property rights to an internet protocol set-top box. Through the set-top box, consumers can access content through the internet and view the content on their television. The service would be provided through a monthly subscription, and we expect to test this business model through fiscal years 2009 and 2010.

Competition

        The adult internet industry is highly competitive and highly fragmented given the relatively low barriers to entry. Recently, the introduction of a large number of free content sites that allow users to download content ("tube" websites) has created an even more challenging environment. We believe that larger, established web companies will feel the impact of free sites more than we will, and our efforts to bring web content directly to the television will create a competitive value.

OTHER INFORMATION

Customer Concentration

        We derived 59% of our total revenue for the fiscal year ended March 31, 2008 from Comcast, DISH, DirecTV, and Time Warner Cable Inc. ("Time Warner"). We generate revenue from these customers through our Transactional TV and Film Production segments. The loss of any of these major customers would have a material adverse effect on these segments and our Company as a whole. Specific financial information about the total revenue and outstanding accounts receivable from each of our major customers is incorporated by reference herein to Note 12—Major Customers within the Notes to the Consolidated Financial Statements included herein.

Employees

        As of March 31, 2008, we had approximately 170 employees located in the United States. Our employees are not members of a union, and we have never suffered a work stoppage.

Financial Information about Segments and Geographic Areas

        Our revenue is primarily derived from customers located in the United States. Financial information about segments and geographic areas is incorporated herein by reference to Note 11—Segment Information within the Notes to the Consolidated Financial Statements included herein.

Seasonality

        Although we do not consider our business to be highly seasonal, we attend a large proportion of our film trade shows just prior to and during the third quarter, and we execute contracts at those tradeshows. We are able to subsequently deliver the related content for those contracts in the third fiscal quarter and as a result, our Film Production segment typically experiences higher revenue in that quarter.

Intellectual Property and Patents

        During fiscal year 2008, we acquired certain intellectual property rights associated with set-top box equipment that provides customers with IPTV. We also acquired certain patent rights during the current fiscal year. We will seek to protect our intellectual property and patent rights. Despite our efforts, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our rights is difficult. Additionally, third parties might independently develop technologies that are substantially equivalent or superior to our technologies. Furthermore, the business models associated with the set-top box intellectual property rights and the patent rights have not been proven and if we were unable to successfully execute the business models, we might be required to write-off the value of these assets. Any of these developments could have a materially adverse impact on our financial position and results of operations.

Government Regulation

        Our Company is regulated by governmental authorities. We have historically operated only in the United States and so we were only regulated by domestic authorities. However, because we are testing certain business models in international markets, we must comply with diverse and evolving regulations both domestically and internationally. Regulation relates to, among other things, licensing, access to satellite transponders, foreign investment, use of confidential customer information and content, including standards of decency and obscenity. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could have a material adverse impact on our financial position and results of operations.

Available Information

        We file annual, quarterly and current reports, and amendments thereto, with the Securities and Exchange Commission ("SEC") under Section 13(a) of the Securities Exchange Act of 1934. We make these reports available free of charge on or through our Internet website, www.noof.com, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Information on our website should not be considered to be a part of this report or any other

SEC filing unless explicitly incorporated by reference herein. You may request a copy of these filings at no cost. Please direct your requests to:

Grant Williams
New Frontier Media, Inc.
Attn: CFO
7007 Winchester Circle Suite 200
Boulder, CO 80301

        You can also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains our reports, proxy and information statements and other information that we file electronically with the SEC.

Executive Officers of the Registrant

        Our executive officers are as follows:

Name	Age	Position
Michael Weiner	65	Chairman of the Board, Chief Executive Officer and Secretary
Ira Bahr	45	Chief Operating Officer
Ken Boenish	41	President
Marc Callipari	40	General Counsel
Scott Piper	45	Chief Information Officer
Grant Williams	32	Chief Financial Officer

        Michael Weiner.    Mr. Weiner was appointed President of New Frontier Media in February 2003 and was then appointed to the position of Chief Executive Officer in January 2004. Prior to being appointed President, he held the title of Executive Vice President and co-founded the Company in 1995. As Executive Vice President, Mr. Weiner oversaw content acquisitions, network programming, and all contract negotiations related to the business affairs of the Company. In addition, he was instrumental in securing over $20 million to finance the infrastructure build-out and key library acquisitions necessary to launch the Company's television networks. Mr. Weiner's experience in entertainment and educational software began with the formation of Inroads Interactive, Inc. in May 1995. Inroads Interactive, based in Boulder, Colorado, was a reference software publishing company dedicated to aggregating still picture, video, and text to create interactive, educational-based software. Among Inroads Interactive's award winning releases were titles such as Multimedia Dogs, Multimedia Photography, and Exotic Pets. These titles sold over 1 million copies throughout the world through its affiliate label status with Broderbund Software and have been translated into ten different languages. Mr. Weiner was instrumental in negotiating the sale of Inroads Interactive to Quarto Holdings PLC, a UK-based book publishing concern. Prior to Inroads Interactive, Mr. Weiner was in the real estate business for 20 years, specializing in shopping center development and redevelopment in the Southeast and Northwest United States. He was involved as an owner, developer, manager, and syndicator of real estate in excess of $250 million.

        Ken Boenish.    Mr. Boenish is a 19-year veteran of the cable television industry. In October 2000, he was named President of the Transactional TV segment and in June 2005 he was named President of New Frontier Media. Mr. Boenish joined New Frontier Media as the Senior Vice President of Affiliate Sales in February 1999. Prior to joining the Company, Mr. Boenish was employed by Jones Intercable ("Jones") from 1994 to 1999. While at Jones he held the positions of National Sales Manager for Superaudio, a cable radio service serving more than 9 million cable customers. He was promoted to Director of Sales for Great American Country, a then new country music video service, in 1997. While at Great American Country, Mr. Boenish was responsible for adding more than 5 million new customers to the service while competing directly with Country Music Television, a CBS cable network. From 1988 to 1994 he sold cable television advertising on systems owned by Time Warner, TCI, COX, Jones, Comcast and other cable systems. Mr. Boenish holds a B.S. degree in Marketing from St. Cloud State University.

        Ira Bahr.    Mr. Bahr joined New Frontier Media in January 2006 as Vice President of Marketing and Corporate Strategy and was named Chief Operating Officer in April 2007. Prior to joining New Frontier Media he served in a number of positions with Echostar Communications Corporation including Senior Vice President of Marketing for Dish Network and President of BingoTV, an interactive game channel owned by Echostar. Previous to his tenure with Echostar, Mr. Bahr was the number two executive at Sirius Satellite Radio, serving as the company's Senior Vice President, Marketing, Alliances, and Communications. At Sirius, Mr. Bahr was the executive responsible for forging the company's relationships with automobile and radio manufacturers. In addition, he was instrumental in the acquisition of over $1 billion in capital financing and was the driving force behind the company's name change from CD Radio in 1999. From 1985 to 1998, Mr. Bahr was a senior executive at BBDO Worldwide, one of the world's largest advertising and marketing firms. At BBDO, he developed domestic and international marketing plans and communications programs for a range of companies, including GE, Pepsi Cola, and FedEx. Mr. Bahr holds a Bachelor of Arts degree from Columbia University.

        Marc Callipari.    Mr. Callipari joined New Frontier Media in August 2006 as the Vice President of Legal Affairs and shortly thereafter was promoted to General Counsel. He is responsible for New Frontier's legal and human resources functions. Mr. Callipari started his legal career over 14 years ago in Washington, D.C. where he practiced commercial litigation from 1994 to 1999 with a large, international law firm. More recently, he served as captive outside and then in-house counsel to Level 3 Communications, an unaffiliated international communications company, from 1999 to 2006, where he was responsible for a wide range of world-wide litigation and transactional matters, including the negotiation of several multi-million dollar telecommunication infrastructure asset purchases and sales. He graduated from the University of San Diego School of Law in 1994, is a member of the Colorado, Virginia and District of Columbia Bars and has been admitted to practice before numerous federal courts throughout the United States.

        Scott Piper.    Mr. Piper joined New Frontier Media in February 2007 as Chief Information Officer. Mr. Piper has been an information technology professional for approximately 19 years and has held senior leadership roles for the past 12 years. He has extensive experience in infrastructure design and delivery for large scale enterprises, including the implementation of over fifteen customer contact centers, some with as many as 1,500 seats. He was responsible for one of the first successful large voice over internet protocol ("VoIP") contact centers in the U.S. Prior to joining New Frontier Media, Mr. Piper was employed from 1994 to 2006 by EchoStar Satellite L.L.C., the parent company to the DISH Network. While employed in a variety of roles during his tenure at EchoStar, he most recently held the title of Vice President of IPTV. Mr. Piper was responsible for the launch of DISH Network's web based entertainment portal prior to his departure. Mr. Piper holds a Bachelor of Science in Marketing and Finance from the University of Colorado and a Masters in Science in Telecommunications from the University of Denver.

        Grant Williams.    Mr. Williams has served as Chief Financial Officer since April 2008. Mr. Williams served as the Corporate Controller of New Frontier Media from October 2006 until April 2008. From February 2004 until October 2006, Mr. Williams was employed by eFunds Corporation (which was acquired by Fidelity National Information Services, Inc.) and served in various senior manager roles, including management of Securities and Exchange Commission filings and correspondence; financial contract management for significant transactions including business acquisitions, business dispositions, and debt financing; and financial management and analysis of the company's corporate costs. Prior to February 2004, Mr. Williams was employed by Ernst and Young, LLP as a manager within the assurance and advisory services group.

ITEM 1A.    RISK FACTORS

The loss of any of our current major customers, or our inability to maintain favorable terms with these customers, would have a material adverse affect on our financial position and results of operations.

        We currently have agreements with nine of the ten largest U.S. cable MSOs, DISH Network, and DirecTV. Our agreements with these operators may be terminated on relatively short notice without penalty. For example, our agreement with DirecTV, which contains a longer term, provides that DirecTV may remove one or more of our three channels from its service offerings in October 2008 if certain minimum revenue targets are not achieved for each channel. While we have the right under the agreement to pay DirecTV an amount in cash equal to any such shortfall, we do not expect that we would exercise any such right. If one or more of these cable MSO or DBS operators terminates or does not renew our agreements, or does not renew the agreements on terms as favorable as those of our current agreements, our financial position and results of operations could be materially adversely affected. For our fiscal year ended March 31, 2008, the aggregate revenue we receive from our major customers (customers that account for 10% or more of our consolidated revenue including Comcast, DISH, DirecTV and Time Warner) was approximately 59% of our total company-wide revenue.

Failure to meet our performance targets with DirecTV could adversely affect our financial position and results of operations.

        Our agreement with DirecTV provides for an automatic one year carriage extension to mid-October 2009 on existing terms for each of our three DirecTV channels that achieves predetermined revenue targets by October 2008. Based on our current projections, however, we do not believe that any of our channels will meet or exceed the revenue targets that would result in the automatic renewal and extension of the agreement for an additional year. And, while we have the right under the agreement to pay to DirecTV the revenue target shortfalls to trigger the automatic extension, we do not currently anticipate exercising any such right. Therefore, we anticipate negotiating a new agreement with DirecTV to govern service carriage after October 2008 prior to or in connection with the expiration of the existing agreement. If any such negotiations result in DirecTV removing one or more of our channels from its services, or if it is successful in negotiating terms more favorable to it than under the current agreement, or if it replaced any of our channels with channels of our competitors, our revenue from the lost channels could be lost and our financial condition or results of operations could be materially adversely affected. If, in the alternative, we were to elect to pay DirecTV the shortfall amount to maintain the current arrangement covering one or more of the channels, which as mentioned above is not anticipated, our margins and income related to such services would be negatively impacted by the amount of any such shortfall paid.

We rely on third party service providers to deliver our content to our customers via satellite uplink services. If this service were disrupted, it could cause us to lose subscriber revenue and adversely affect our financial position and results of operations.

        Our satellite uplink provider's services are critical to us. If our satellite uplink provider fails to provide the contracted uplinking services, our satellite programming operations would in all likelihood be suspended, resulting in a loss of substantial revenue to the Company. If our satellite uplink provider improperly manages its uplink facilities, we could experience signal disruptions and other quality problems that, if not immediately addressed, could cause us to lose customers and the related revenue.

        Our continued access to satellite transponders is critical to us. Our satellite programming operations require continued access to satellite transponders to transmit programming to our subscribers. We also use satellite transponders to transmit programming to cable operators and DBS providers. Material limitations to satellite transponder capacity could materially adversely affect our financial position and results of operations. Access to transponders may be restricted or denied if:

  •
  we or the satellite owner is indicted or otherwise charged as a defendant in a criminal proceeding;

  •
  the Federal Communications Commission issues an order initiating a proceeding to revoke the satellite owner's authorization to operate the satellite;

  •
  the satellite owner is ordered by a court or governmental authority to deny us access to the transponder;

  •
  a governmental authority commences an investigation concerning the content of the transmissions;

  •
  we are deemed by a governmental authority to have violated any obscenity law; or

  •
  our satellite transponder provider determines that the content of our programming is harmful to its name or business.

        Our ability to convince cable operators and DBS providers to carry our programming is critical to us. We can give no assurance that we will be able to continue to obtain carriage with cable operators and DBS providers in the future.

If we are unable to compete effectively with other forms of adult and non-adult entertainment, we will not be able to sustain or increase revenue.

        Our ability to increase or sustain revenue is impacted by our ability to compete effectively with other forms of adult and non-adult entertainment. We face competition in the adult entertainment industry from other providers of adult programming, adult video rentals and sales, books and magazines aimed at adult consumers, adult oriented telephone chat lines, adult oriented internet services, including free tube website content services, and adult oriented wireless services. To a lesser extent, we also face general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming and entertainment options.

        Our ability to compete depends on many factors, many of which are outside of our control. These factors include the quality and appeal of our competitors' content relative to our offerings, the strength of our competitors' brands, the technology utilized by our competitors, the effectiveness of their sales, marketing efforts and the attractiveness of their product offerings and general consumer behaviors and preferences into how they choose to spend their discretionary income.

        Our existing competitors, as well as potential new competitors, may have significantly greater financial, technical and marketing resources, as well as better name recognition than we do. This may allow them to devote greater resources than we can to the development and promotion of their product offerings. These competitors may also engage in more extensive technology research and development, and adopt more aggressive pricing policies for their content. Additionally, increased competition could result in license fee reductions, lower margins and a negative impact on our financial position and results of operations.

The continued addition of new competitors to our business will likely have a material adverse affect on our operating performance.

        We face competition from established adult video producers, as well as independent companies that distribute adult entertainment, some of which is provided for free through tube websites. These competitors may include producers such as Hustler, Wicked Pictures and Vivid Entertainment. In the event that cable and/or satellite companies seek to purchase adult video content for their video-on-demand service directly from adult video producers or other independent distributors of such content, our video-on-demand business is likely to suffer. In addition, increased competition in the adult category could lead to downward pressure on the license fees that our customers are willing to pay for our content.

We may incur costs to defend ourselves against legal claims initiated in connection with our distribution of adult-themed content.

        Because of the adult-oriented content that we distribute, we may be subject to obscenity or other legal claims by third parties. Our financial position and results of operations could be harmed if we were found liable for this content or if costs to defend such claims proved significant. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our web site and/or its availability in various geographic areas, which would negatively impact our ability to generate revenue. Furthermore, our insurance may not adequately protect us against all of these types of claims.

Increased government regulation in the United States and abroad could impede our ability to deliver our content and expand our business.

        New laws or regulations, or the new application of existing laws could prevent us from making our content available in various jurisdictions or otherwise have a material adverse affect on our business, financial position and operating results. These new laws or regulations may relate to liability for information retrieved from or transmitted over the internet, taxation, user privacy and other matters relating to our products and services. Moreover, the application to the internet of existing laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, employment, and personal privacy is still developing.

        Cable and DBS operators could become subject to new governmental regulations that could further restrict their ability to broadcast our programming. If new regulations make it more difficult for cable and DBS operators to broadcast our programming, our financial position and results of operations could be adversely affected.

        The policy posture of the current administration in Washington D.C. could result in increased government regulation of our business. It is not possible for us to predict what new governmental regulations we may be subject to in the future.

Continued imposition of tighter processing restrictions by the various credit card associations and acquiring banks could make it more difficult to generate revenue from our Direct-to-Consumer segment.

        Our ability to accept credit cards as a form of payment for our products and services is critical to our Direct-to-Consumer segment. Unlike a merchant handling a sales transaction in a card present environment, the e-commerce merchant is 100% responsible for all fraud perpetrated against them.

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

  •
  if there was a continued tightening of credit card association chargeback regulations in international areas of commerce;

  •
  if there were new association requirements for new technologies that consumers are less likely to use; and

  •
  if there were an increase in the number of European and U.S. banks that will not accept accounts selling adult-related content.

        The Direct-to-Consumer segment currently utilizes several companies to process most of the credit cards for its services. If these credit card companies were to experience liquidity issues, become unable to process our monthly credit card transactions or unexpectedly change their credit requirements or operating procedures resulting in higher fees or reserves, it could have a material adverse effect on our financial position and results of operations.

If the Film Production segment produces, acquires or represents film content that is not well-received by our customers, we may not be able to re-coup the investments made in the film.

        We have a history of impairing titles in our content library when the future expected economic benefits to be derived by a particular film are not estimated to be sufficient to recoup its carrying value. We also have a history of impairing the unrecouped costs associated with our repped content. The Film Production segment's ability to continue to create or acquire film content that is well-received by our customers is critical to the segment's future success. If a film produced or otherwise acquired by the Film Production segment does not sell as well as anticipated, we may not be able to recoup our investment in the film, including, but not limited to, the cost of producing or acquiring the film, the costs associated with promoting the film, or costs associated with post-production work on the film. No assurance can be given that the Film Production segment's past success in generating profits from its investment in its films will continue.

Antitakeover provisions in our Amended and Restated Articles of Incorporation and our Rights Agreement may discourage or prevent a change of control.

        Our charter documents may inhibit a takeover or change in our control that our shareholders may consider beneficial. Provisions in our Amended and Restated Articles of Incorporation may have the effect of delaying or preventing a merger or acquisition of us, or making a merger or acquisition less desirable to a potential acquirer, even where the shareholders may consider the acquisition or merger favorable. For example, our Board of Directors, without further shareholder approval, may issue preferred stock that could delay or prevent a change of control as well as reduce the voting power of the holders of common stock, even with the effect of losing control to others. In addition, our Board of Directors has adopted a Rights Agreement, commonly known as a "poison pill," that may delay or prevent a change of control and may also make a merger or acquisition of us less desirable. If a change of control transaction perceived by the shareholders to be in their best interest were delayed or blocked by our protective measures, the value of an investment in our securities may be negatively impacted.

If we are not able to retain our key executives it will be more difficult for us to manage our operations and our financial position or result of operations could be adversely affected.

        With only approximately 170 employees, our success depends greatly upon the contributions of our executive officers and our other key personnel. The loss of the services of any of our executive officers or other key personnel could have a material adverse effect on our financial position and results of operations. No assurance can be given that New Frontier Media will be successful in attracting and retaining these personnel.

Our inability to identify, fund the investment in, and commercially exploit new technology could have an adverse impact on our financial position and results of operations.

        We are engaged in a business that has experienced tremendous technological change over the past several years and will likely continue to experience further changes. As a result, we face all the risks inherent in businesses that are subject to rapid technological advancement, such as the possibility that a technology that we have invested in becomes obsolete, our inability to identify in a timely manner emerging technologies that may impact our business, or technology advancement may make our offerings obsolete. In any such event, we may be required to invest significant amounts of capital in new technology. Our inability to identify, fund the investment in, and commercially exploit such new technology could have an adverse impact on our financial position and results of operations. Our ability to implement our business plan and to achieve the results projected by management will be dependent upon management's ability to predict technological advances and implement strategies to take advantage of such changes. We may also experience impairments related to existing investments that we have made in new technology.

Negative publicity, lawsuits or boycotts by opponents of adult content could adversely affect our financial position and results of operations and discourage investors from investing in our publicly traded securities.

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

        Some investors, investment banking entities, market makers, lenders and other service providers in the investment community may decide not to provide financing to us, or to participate in our public market or other activities due to the nature of our business, which, in turn, may adversely impact the value of our stock, and our ability to attract market support or obtain financing.

We may be unable to protect our intellectual property and patent rights or others may claim that we are infringing on their intellectual property or patents.

        During fiscal year 2008, we acquired certain intellectual property and patent rights. We plan to test business models associated with these purchased rights. Third parties could assert infringement claims against our business in the future. Claims for infringement of all types of intellectual property and patent rights are a common source of litigation. Infringement claims can require us to modify our products, services and technologies or require us to obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could harm our financial position and results of operations and require us to write-off the value of the acquired rights. In addition, future litigation relating to infringement claims could result in substantial costs to us and a diversion of management resources.

Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from selling some of our products, services or technologies.

        Despite our efforts to protect our intellectual property and patent rights, third parties may infringe or misappropriate them or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business.

If we experienced system failures, the services we provide to our customers could be delayed or interrupted, which could harm our business reputation and result in a loss of customers.

        Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our Digital Broadcast Center and related systems. Any significant interruptions could severely harm our business and reputation and result in a loss of revenue and customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, unlawful acts, power loss, telecommunications failure, unauthorized entry and computer viruses. Although we have taken steps to prevent system failures, we cannot be certain that our measures will be successful and that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

We may pursue new acquisitions, joint ventures, new services and other strategic transactions and activities to complement or expand our business which may not be successful.

        Our future success may depend on opportunities to acquire or form strategic partnerships with other businesses or technologies or establish new services that could complement, enhance or expand our current business or products or that might otherwise offer us growth opportunities. We may not be able to complete such transactions or activities and such transactions or activities, if executed, could pose significant risks and could have a negative effect on our financial position and results of operations. Any transactions or activities that we are able to identify and complete may involve a number of risks, including:

  •
  the diversion of our management's attention from our existing business to integrate the operations and personnel of the acquired, combined or created business or joint venture;

  •
  the diversion of our management's attention from existing business to create a new services;

  •
  possible adverse effects on our financial position and results of operations during the integration process or implementation process; and

  •
  the inability to achieve the intended objectives of the transactions or activities.

        In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations, employees or activities. We may not be able to maintain uniform standards, controls, procedures and policies, and this may lead to operational inefficiencies.

        New acquisitions, joint ventures, new services and other transactions may require the commitment of significant capital that would otherwise be directed to investments in our existing businesses or be distributed to shareholders. Commitment of this capital may cause us to defer or suspend any common stock dividends or share repurchases that we otherwise may have made.

ITEM 1B:    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        We use the following principal facilities in our operations. All facilities are 100% utilized.

        Colorado:    We lease space in two office buildings in Boulder, Colorado. The Airport Boulevard facility is approximately 12,000 square feet and houses our Transactional TV segment's digital broadcast center, encoding and technical operations groups, content screening, quality control functions, and call center, as well as our Direct-to-Consumer segment's data center. Our Winchester Circle facility is approximately 18,000 square feet and is used as our corporate headquarters, as well as by our Direct-to-Consumer segment's web production department and by our Transactional TV segment's marketing, sales, branding, promotions and conforming departments.

        California:    We lease approximately 1,900 square feet in Los Angeles, California. The facility houses employees in our Transactional TV segment's content acquisitions and our promotions department as a studio and editing facility.

        We lease approximately 4,600 square feet in Santa Monica, California. This facility houses our Film Production segment's production and international licensing business.

        We believe that our facilities are adequate to maintain our existing business activities.

ITEM 3.    LEGAL PROCEEDINGS.

        For a discussion of legal proceedings, see Note 18—Legal Proceedings in the Notes to the Consolidated Financial Statements included herein and incorporated herein by reference.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted for a vote of the shareholders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "NOOF".

        The following table sets forth the range of high and low sales prices for our common stock for each quarterly period indicated, as reported on the NASDAQ Global Select Market:

Quarter Ended	High	Low	Quarter Ended	High	Low
June 30, 2007	$9.23	$8.39	June 30, 2006	$9.38	$6.53
September 30, 2007	8.84	5.60	September 30, 2006	8.99	6.45
December 31, 2007	6.69	4.75	December 31, 2006	9.70	7.85
March 31, 2008	5.88	4.00	March 31, 2007	10.25	8.16

        The high and low sales prices per share as reported on the NASDAQ Global Select Market on June 4, 2008, were $3.75 and $3.31, respectively. As of June 4, 2008, there were approximately 5,068 beneficial owners of New Frontier Media's Common Stock.

        In each quarter during fiscal year 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock. On December 7, 2006, the Company's Board of Directors declared a special one-time dividend of $0.60 per share of common stock. The Board of Directors did not declare a quarterly dividend for the first quarter of fiscal year 2009, and the Company has announced that it has suspended indefinitely its regular quarterly dividend. The payment of any future dividends is at the discretion of the Board of Directors.

Issuer Purchases of Equity Securities

        In December 2005, the Company's Board of Directors approved a 2.0 million share repurchase plan to be executed over 30 months. The Company purchased approximately 0.3 million shares under this plan during fiscal year 2007, and 0.6 million shares under the plan during fiscal year 2008. At March 31, 2008, approximately 1.1 million shares of common stock remained available for repurchase under the plan. In June 2008, the Board of Directors extended the duration of the repurchase program through June 2010. Repurchases can be made from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such other manner as may be deemed appropriate by the Company. Shares of common stock reacquired by the Company are returned to authorized but unissued shares.

        Common stock purchases by the Company under the authorized repurchase plan in the fourth quarter of fiscal year 2008 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2008	—	$—	—	1,136
February 1-29, 2008	—	—	—	1,136
March 1-31, 2008	7	4.94	7	1,129

Total	7	$4.94	7

Stock Performance Graph

        The graph below matches the cumulative 5-year total return of holders of New Frontier Media, Inc.'s common stock with the cumulative total returns of the S&P SmallCap 600 Index, and a customized peer group of two companies that includes: Playboy Enterprises Inc. and Private Media Group Inc. The graph assumes that the value of the investment in the Company's common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on March 31, 2003 and tracks it through March 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among New Frontier Media, Inc., The S&P SmallCap 600 Index
And a Peer Group

*$100 invested on 3/31/03 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31

Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

        The stock price performance included in this graph is not necessarily indicative of future stock price performance.

        In accordance with the rules and regulations of the SEC, the above performance graph shall not be deemed to be "soliciting material" or deemed to be "filed" with the SEC or subject to Regulations 14A or 14C of the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of the Securities and Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities and Exchange Act of 1934, as amended, notwithstanding any general incorporation by reference of this report into any other filed document.

ITEM 6.    SELECTED FINANCIAL DATA.

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

	Year Ended March 31,
	2008(2)	2007(2)	2006(1)	2005	2004
Net sales	$55,911	$63,271	$46,851	$46,277	$42,878
Net income	$8,660	$12,309	$11,283	$11,122	$10,913
Net income per basic common share	$0.36	$0.51	$0.49	$0.50	$0.53
Net income per fully diluted share	$0.36	$0.51	$0.48	$0.48	$0.50
Weighted average diluted shares outstanding	24,148	24,355	23,338	23,067	21,892
Total assets	$83,661	$88,216	$86,765	$60,284	$44,762
Long-term liabilities	$2,013	$3,684	$7,035	$966	$429
Cash dividends declared per share of common stock	$0.50	$0.60	$—	$—	$—
Cash flows from operating activities	$8,184	$18,876	$12,312	$14,992	$13,895

(1)
In February 2006, the Company acquired MRG Entertainment, Inc., its subsidiaries and a related company, Lifestyles Entertainment, Inc. See Note 5—Acquisitions within the Notes to the Consolidated Financial Statements for additional information.

(2)
Beginning in the fiscal year ended March 31, 2007, the Company adopted the provisions of SFAS No. 123(R), Share Based Payments. See Note 3—Employee Equity Incentive Plans within the Notes to the Consolidated Financial Statements for additional information.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

        Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the readers of our accompanying consolidated financial statements with a narrative discussion about our business. The MD&A is provided as a supplement to the consolidated financial statements and accompanying notes and should be read in conjunction with those financial statements and accompanying notes. Our MD&A is organized as follows:

  •
  Forward-Looking Statements.  Cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause actual results to differ materially from our historical results or our current expectations or projections.

  •
  Executive Overview.  General description of our business, our strategy for each business segment, and goals of our business.

  •
  Critical Accounting Policies and Estimates.  Discussion of accounting policies that require critical judgments and estimates.

  •
  Results of Operations.  Analysis of our consolidated results of operations for the three years presented in our financial statements for each of our operating segments: Transactional TV, Film Production, Direct-to-Consumer, and Corporate Administration.

  •
  Liquidity and Capital Resources.  Analysis of cash flows, sources and uses of cash, contractual obligations, and financial position.

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K includes forward-looking statements. These are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "will", "could", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

        Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers that accounted for approximately 59% of our total revenue for the year ended March 31, 2008; 2) maintain the license fee structures currently in place with our customers; 3) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. cable multiple system operators ("MSOs") and direct broadcast satellite ("DBS") providers; 4) retain our key executives; 5) produce film content that is well received by our Film Production segment's customers; 6) successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; and 7) attract market support for our stock. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of this Form 10-K.

EXECUTIVE OVERVIEW

Overview

        We are a leader in transactional television and the international distribution of independent and general motion picture entertainment. Our key customers are large cable and satellite operators in the United States. Our products are sold to these operators who then distribute them to retail customers via pay-per-view and video-on-demand technology. We earn revenue through contractual percentage splits of the retail price. Our three principal businesses are reflected in the Transactional TV (formerly referred to as the Pay TV segment), Film Production and Direct-to-Consumer (formerly referred to as Internet segment) operating segments. Our most profitable business lines are the Transactional TV and Film Production segments. Our Direct-to-Consumer segment has recently been operating at or near break-even as we update and redesign our consumer websites in an effort to increase traffic and the conversion rate of this traffic to paying members. Our Corporate Administration segment includes costs that are not directly associated or allocated to the other operating segments.

        The business models of each of our segments are summarized below.

Transactional TV Segment

        Our Transactional TV segment is focused on the distribution of its pay-per-view and video-on-demand service to MSOs and DBS providers. We earn a percentage of revenue, or "split", from our content for each pay-per-view, subscription, or video-on-demand transaction that is purchased on our customers' platform. Revenue growth occurs as we launch our services to new cable MSOs or DBS providers, experience growth in the number of digital subscribers for systems where our services are currently distributed, when we launch additional services with existing cable and DBS providers, and when our proportional buy rates improve relative to our competitors. Revenue growth can also occur when operators increase retail prices. Alternatively, our revenue could decline if we experience lower buy rates, if the revenue splits we receive from our customers decline, if our customers reduce the retail price of our content or if additional competitive channels are added to our customers' platforms.

        The revenue we generate from the Transactional TV segment was impacted during the current fiscal year as compared to the prior fiscal year by the following items:

  •
  Revenue from our pay-per-view service was substantially lower as a result of a decline in the revenue splits we receive under our amended agreement with the second largest DBS provider in the U.S.

  •
  Revenue from our video-on-demand service increased during the current fiscal year primarily due to the improved performance of our content on the largest cable MSO platforms in the United States. We have also modified the content combinations we provide to our video-on-demand customers and we believe these changes have had a positive impact on our results.

  •
  We discontinued our C-Band service after it became unprofitable during the second half of fiscal year 2008, which resulted in a decline in the Transactional TV revenue.

        During fiscal year 2008, we executed a key strategic arrangement with Penthouse. We expect that this relationship will contribute to the Transactional TV segment's results in future periods. The agreement, which was executed in September 2007, provides us with exclusive domestic distribution rights to Penthouse content for a term of 10 years. Additionally, we received the exclusive right to distribute content domestically through Penthouse branded video-on-demand and pay-per-view services.

        When considering the future operating results of the Transactional TV segment, we believe the following challenges and risks could adversely impact the segment's future operating results:

  •
  increased competition from established adult entertainment companies or new entrants to the category;

  •
  increased pressure from customers to reduce the revenue splits we receive or execute minimum guarantees;

  •
  a decline in buyers of adult TV services due to a migration to other adult services such as the internet and IPTV;

  •
  slowing growth of the overall adult entertainment category and limited incremental distribution opportunities within the U.S.;

  •
  continued product commoditization; and

  •
  adverse impacts to our business from a decline in discretionary customer spending as a result of less favorable U.S. economic conditions.

        The impact of these challenges and risks, and others that we may not have identified, could have a material adverse impact on our business. Nevertheless, we believe that we are well positioned to mitigate the impact of these risks and overcome the challenges.

        During fiscal year 2009 and future periods, we believe that the Transactional TV segment will continue to have opportunities for growth. We currently expect future growth in the segment to occur if we are successful with the following objectives:

  •
  expanding international distribution opportunities in Latin America and Europe;

  •
  increasing the proportional video-on-demand hours we receive on cable platforms;

  •
  increasing market share through Penthouse branded services;

  •
  continuing to increase the number of digital customers able to view our pay-per-view and video-on-demand content as cable operators continue to transition analog customers to their digital platforms;

  •
  transitioning by cable MSO and DBS providers to less edited content standards; and

  •
  improving the video-on-demand user interfaces.

Film Production Segment

        We acquired the Film Production segment during fiscal year 2006. The Film Production segment has historically derived the majority of its revenue from two principal businesses: (1) the production and distribution of original motion pictures such as "erotic thrillers," horror movies, and erotic, event styled content ("owned content"); and (2) the licensing of domestic third party films in international and domestic markets where we act as a sales agent for the product ("repped content"). This segment also periodically provides contract film production services to certain major Hollywood studios ("producer-for-hire" arrangements).

        We generate revenue by licensing our owned content for a one-time fee to premium TV services and through domestic and international distributors. Additionally, we license our erotic thrillers and adult event content to cable MSO and DBS providers through revenue split arrangements that are structured in a similar manner to our Transactional TV segment agreements. The revenue splits we receive from cable MSO and DBS providers for the Film Production segment content is higher than the revenue split we receive for our Transactional TV segment content primarily due to the more mainstream nature of the content.

        We also generate revenue through sales agency arrangements whereby we earn a sales commission and market fees by selling mainstream titles on behalf of film producers. The Film Production segment has several well established relationships with certain independent mainstream filmmakers and licenses the rights to these filmmakers' movies under the Lightning Entertainment Group labels.

        We have also recently established a new customer relationship and through this relationship, we expect to distribute repped content to domestic retail DVD markets. Through the arrangement, we will provide repped content to the customer under the Lightning Entertainment Group label. This customer will then market the film by placing it in limited theatrical release in order to increase the subsequent revenue generated in the larger retail DVD marketplace. The U.S. market for sales and rentals of DVD's is estimated to be over $24 billion, and the DVD market has historically not been a focus of the Film Production segment. We expect this new relationship will begin contributing incremental retail DVD revenue towards the end of fiscal year 2009 and will contribute more meaningful revenue beginning in fiscal year 2010.

        Our Film Production segment also infrequently acts as a producer-for-hire for major Hollywood studios. Through these arrangements, we provide services and incur costs associated with the film production. Once the film has been delivered and accepted by the customer, we earn a fee for our services. Although we maintain no ownership rights for the produced content, we are responsible for the management and oversight of the production. During the current fiscal year, we completed and recognized revenue and cost of sales for such an arrangement. We plan to continue to pursue opportunities to act as a producer-for-hire.

        During fiscal year 2008, we gained additional VOD distribution for our event and erotic thriller content on several top ten cable MSOs and DBS provider platforms in the U.S. At March 31, 2008, the Film Production segment owned content was distributed to over 28 million homes.

        When considering the future operating results of the Film Production segment, we believe the following challenges and risks could adversely impact this segment's operating results:

  •
  the identification and execution of owned content deals with premium movie service providers could become less frequent;

  •
  we are making larger producer advances and incurring more significant costs for repped content films with larger production budgets and we may be unable to recover these advances and costs through the future sale of the films;

  •
  increased competition to our owned content from more explicit adult film offerings;

  •
  a decline in buyers of our owned content due to a migration to other adult services such as the internet; and

  •
  adverse impacts to our business from a decline in discretionary customer spending as a result of less favorable U.S. economic conditions.

        If these challenges occur and we are unable to successfully address these issues, the results could have a material adverse impact on our operating results. We believe that our awareness of the challenges provides us with the ability to proactively react to the circumstances if they occur.

        During fiscal year 2009 and in future periods, we will focus on improving the revenue we generate from this segment through the following strategic initiatives:

  •
  improving the buy rates of VOD owned content on cable MSO and DBS platforms through the same methods utilized by our Transactional TV segment;

  •
  continuing the development of unique, original programming franchises;

  •
  increasing investments in higher quality titles that we represent through our Lightning Entertainment Group label; and

  •
  refining our relationships with key repped content customers to increase our DVD market share.

Direct-to-Consumer Segment

        Our Direct-to-Consumer segment generates revenue primarily by selling monthly memberships to our consumer websites. During fiscal year 2008, we experienced a decline in the Direct-to-Consumer segment revenue. We focused our efforts during the year on improving all aspects of our internet product in terms of site design, navigation, features, content and performance in an effort to increase traffic to the website and the conversion of that traffic into paying members. Additionally, we plan to launch a new version of our primary consumer website during fiscal year 2009 that will provide potential customers with new functionality and the opportunity to participate in a virtual website community. Because our efforts during fiscal year 2008 were primarily focused on the website redesign rather than marketing efforts, we experienced a decline in this segment's revenue. As of the fourth quarter of fiscal year 2008, we are no longer experiencing sequential quarterly declines in revenue and we expect to experience improvements in the revenue we generate from our consumer websites during fiscal year 2009.

        Our Direct-to-Consumer segment acquired certain intellectual property rights to an IPTV set-top box during January 2008. This technology allows us to manufacture a device through which consumers can obtain content directly through the internet and view the content on television. Based on a test business model, we would provide consumers with a menu of various channels for a subscriber fee and consumers will also have the opportunity to subscribe to individual channel services or a packaged service. We have incurred costs during the fourth quarter of fiscal year 2008 associated with this test model and we expect to continue to incur costs as we develop this test business model. If we are unsuccessful with the business model, there could be a negative impact on our results of operations and financial condition.

Corporate Administration Segment

        The Corporate Administration segment reflects all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ, executive employee costs, and the SEC, investor relations and printing costs associated with our public filings and shareholder communications. Our focus for this operating segment is balancing cost containment with the need for administrative support for the growth of the Company.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on the results that we report in our financial statements. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We continuously evaluate our methods, estimates and judgments. We believe the following critical accounting policies reflect the more significant judgments, estimates and considerations used in the preparation of our consolidated financial statements:

  •
  the recognition of revenue;

  •
  the recognition and measurement of income tax expenses, assets and liabilities (including the measurement of uncertain tax positions);

  •
  the valuation and recognition of share-based compensation;

  •
  the valuation of recoupable costs including producer advances, direct costs and chargebacks;

  •
  the achievement of certain earn-out targets associated with our acquisition of MRG;

  •
  the assessment of film costs and the forecast of anticipated revenue ("ultimate" revenue), which is used to amortize film costs;

  •
  the assessment of goodwill, intangibles and other long-lived assets; and

  •
  the reporting of prepaid distribution rights.

Each of these critical accounting policies is described in detail below.

Revenue Recognition

        Our revenue consists primarily of fees earned through the electronic distribution of our licensed and owned content through various media outlets including MSOs, DBS providers, the hospitality industry, the internet and wireless platforms, premium movie services, and other available media channels. Revenue also consists of fees earned through the licensing of third-party content whereby we act as a sales agent for the film producer. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered or delivery conditions for the completed film have been satisfied, the license period related to Film Production segment arrangements has begun and the customer can begin exploitation of the content, the fee is fixed or determinable and its collection is probable. The process involved in evaluating the appropriateness of revenue recognition involves judgment including estimating monthly revenue based on historical data and determining collectability of fees.

Transactional TV Segment Pay-Per-View and VOD Services

        The Transactional TV segment's pay-per-view and video-on-demand revenue are recognized based on pay-per-view or video-on-demand buys and monthly subscriber counts reported each month by cable affiliates, DBS affiliates and hospitality providers. The actual monthly sales information is not typically reported to the Transactional TV segment until approximately 30 - 90 days after the month of service. This practice requires management to make monthly revenue estimates based on the Transactional TV segment's historical experience with each affiliated system. Revenue may be subsequently adjusted to reflect the actual amount earned upon receipt of the monthly sales reports. The impact from adjusting estimated revenue to actual revenue has historically been immaterial.

Transactional TV Segment Advertising

        Revenue from the advertising of products on our pay-per-view networks is recognized in the same month that the related advertised product is sold, as reported by our third party partners. Revenue from spot advertising is recognized in the month the spot is run on the Transactional TV segment's networks.

Transactional TV Segment C-Band Services

        C-Band network services were sold through customer subscriptions that ranged from a one month period to a three month period. Revenue associated with these services was recognized on a straight-line basis over the term of the subscription.

Film Production Segment Owned Content Licensing

        Revenue from the licensing of films is recognized consistent with the provisions of Statement of Position ("SOP") 00-2. Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the delivery conditions of the completed film have been satisfied, the license period of the arrangement has begun, the fee is fixed or determinable and collection of the fees is probable. For agreements that involve the distribution of content to the home video market, pay-per-view market and video-on-demand market, we are unable to determine or reasonably estimate the fees earned from third-party providers in advance of receiving the reported earnings from the third-party providers because the market acceptance varies unpredictably by film. As a result, our share of licensing revenue from these arrangements is not recognized until the amounts are reported by third-party providers.

Film Production Segment Repped Content Licensing

        In accordance with the provisions of Emerging Issues Task Force ("EITF") Issue No. 99-19, we recognize revenue from represented film licensing activities on a net basis as an agent. The revenue recognized for these transactions represents only the sales agency fee earned by us on the total licensing fee. The producers' share of the licensing fee is recorded as a liability by us until the balance is remitted to the producer. The agreements entered into with the producers may also provide for a marketing fee that can be earned by us. The marketing fee is stated as a fixed amount and is earned as collections from film licensing fees are received. We recognize marketing fees as revenue when the amounts become determinable and the collection of the fee is probable. The revenue recognition of the marketing fee generally corresponds to the performance of the related marketing activities.

Direct-to-Consumer Segment Internet Membership Fees

        Revenue from internet membership fees is recognized over the life of the membership. We record an allowance for refunds based on expected membership cancellations, credits and chargebacks.

Income Tax Expenses, Assets and Liabilities

        We make certain estimates and judgments in determining our income tax provision expense. These estimates and judgments are used in the determination of tax credits, benefits and deductions, and the calculation of certain tax assets and liabilities which are a result of differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. We also use estimates and judgments in determining interest and penalties on uncertain tax positions. Significant changes to these estimates could result in a material change to our tax provision in subsequent periods.

        We are required to evaluate the likelihood that we will be able to recover our deferred tax assets. If our evaluation determines that the recovery is unlikely, we are required to increase our provision for taxes by recording a valuation allowance against the deferred tax assets equal to the amount that is not expected to be recoverable. We currently estimate that these deferred tax assets will be recoverable. If our estimates were to change and our assessment indicated we would be unable to recover the deferred tax assets, we would be required to increase our income tax provision expense in the period of our change in estimate.

        The calculation of our tax liabilities involves dealing with uncertainties in the application of tax regulations. Effective at the beginning of the first quarter of fiscal year 2008, we adopted the provisions of Financial Accounting Standards Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax position liabilities accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This process is based on various factors including, but not limited to, changes in facts and circumstances, changes in tax law, settlement of issues under audit, and new audit activity. Changes to these factors and our estimates regarding these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Share-Based Compensation

        Effective April 1, 2006, we adopted the provisions of SFAS No. 123(R), Share-Based Payments. SFAS No. 123(R) requires employee and non-employee director stock options to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. We previously accounted for awards granted under our stock incentive plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. The exercise price of options granted was equal to or greater than the market price of our common stock on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements prior to April 1, 2006.

        Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost recognized beginning in April 2006 includes (a) compensation cost for all equity incentive awards granted prior to, but not yet vested as of April 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). We use the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award.

        We have various stock plans for key employees and non-employee directors which were stockholder approved and under which nonqualified and incentive stock options have been granted as noted above. Options granted generally vest over a one to four-year period and expire ten years from the grant date, and we issue new shares of common stock upon exercise of these stock options.

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

        For share-based compensation recognized during the fiscal year ended March 31, 2008 and 2007 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for the periods prior to the adoption of SFAS No. 123(R), we used the Black-Scholes option pricing model to estimate the fair value of options granted. Volatility assumptions were derived using historical volatility data. The expected term data was stratified between officers and non-officers. The expected term was determined using the weighted average exercise behavior for these two groups of employees. During the quarter ended March 31, 2007, our future dividend yield at the time the options were issued was to be determined as 60% of free cash flow and so the dividend yield assumption used for stock options issued during that period was based on a forecast estimate of our future free cash flow determined at the approximate date that the related stock options were issued. The dividend yield assumption for stock options issued during the fiscal year ended March 31, 2008 was based on the declared dividend as approved by the board of directors divided by our end of day stock price on the related date of the stock option grant.

        Share-based compensation expense recognized in the consolidated statements of income for the fiscal years ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and are different for officers and non-officers. In pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, we accounted for forfeitures as they occurred.

Recoupable Costs and Producer Advances

        Recoupable costs and producer advances represent amounts paid by us that are expected to be subsequently recouped through the collection of fees associated with the licensing of repped content. In connection with the Film Production segment's repped content operations, we enter into sales agency agreements whereby we act as a sales agent for a producer's film. These arrangements typically include provisions whereby certain costs that are incurred for marketing will be paid by us on behalf of the producer (such as movie trailer and ad material costs). We may also pay the producer a nonrefundable advance for the related film prior to the distribution of such film. As we subsequently license the producer's film and license fees are collected, the recoupable costs and producer advances are recouped by us through these license fee collections. License fees are typically not paid to the producer of the related film until such recoupable costs and producer advances have been fully recovered.

        We evaluate recoupable costs and producer advances for impairment based on estimates of future license fee collections. An impairment of these assets could occur if we were unable to collect fees from the licensing of a film that was sufficient to recover the related outstanding recoupable costs and producer advances. During the fiscal year ended March 31, 2008, we incurred impairment charges related to recoupable costs and producer advances of $0.2 million. No material impairment charges were incurred during the fiscal years ended March 31, 2007 or 2006.

MRG Earn-out

        As part of the MRG acquisition, we entered into an earn-out arrangement which provides for three additional earn-out payments totaling $2.0 million payable to the selling shareholders of MRG over a three year term if certain performance targets as defined by the purchase agreement are achieved each year. The 2006 calendar year earn-out target was exceeded and the amount due to the former principals of MRG of approximately $0.7 million was paid in May 2007. In accordance with the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the earn-out amount was recorded as an expense because the future earn-out consideration would be forfeited if the selling shareholders' employment terminated.

        During the first nine months of calendar year 2007, we estimated that the second annual earn-out target for the twelve months ended December 31, 2007 would also be met. However, actual results for MRG were not sufficient to achieve the second annual performance target. As a result, the previously accrued earn-out liability of approximately $0.5 million was reversed. The second annual earn-out payment could still be obtained by the selling shareholders of MRG if the performance results in year three of the earn-out period exceed the related year three target by an amount greater than the year two target shortfall. If actual performance or estimates for the twelve month period ending December 31, 2008 indicate that an overachievement equal to the shortfall in 2007 is likely to occur, we may be required to record the earn-out expenses that were reversed in the third quarter of the current fiscal year in subsequent future periods. We do not believe that the year three earn-out or recoupment of the year two earn-out is probable based on current estimates and historical performance data. As a result, we have not accrued any earn-out amounts at March 31, 2008.

Film Costs and Ultimate Revenue

        We capitalize film costs in accordance with SOP 00-2, Accounting by Producers or Distributors of Films. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs. Film costs include amounts for completed films and films still in development. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of the films. Interest expense associated with film costs is not capitalized because the duration of productions is short-term in nature. The cost of film libraries acquired is also included as a component of film costs. Films are typically direct-to-television in nature. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. Film cost valuations are reviewed on a title-by-title basis when an event or circumstance indicates that the fair value of the title is less than the unamortized cost. Adjustments associated with film cost valuations could have a material impact on our results of operations in future periods. During the fiscal year ended March 31, 2008, we recorded an impairment expense of $0.7 million for two film events whose fair value was less than the unamortized cost of the events. We had no similar write-offs during the years ended March 31, 2007 or 2006.

        Capitalized film costs are recognized as an expense within cost of sales using the film forecast method. Under this method, capitalized film costs are expensed based on the proportion of the film's revenue recognized for such period relative to the film's estimated remaining ultimate revenue, not to exceed ten years. Ultimate revenue is the estimated total revenue expected to be recognized over a film's useful life. Film revenue associated with this method includes amounts from all sources on an individual-film-forecast-computation method, as defined by SOP 00-2. Estimates of ultimate revenue are reviewed periodically and adjusted if appropriate, and amortization is also adjusted on a prospective basis for such a change in estimate. Changes in estimated ultimate revenue could be due to a variety of factors, including the proportional buy rates of the content as compared to competitive content as well as the level of market acceptance of television product.

Goodwill, Intangible and Long-lived Assets

        In accordance with the provisions of SFAS No. 142, we perform an impairment analysis on goodwill at the reporting segment level annually, or more frequently if events or changes in circumstances indicate that it might be impaired. The impairment test consists of a comparison of the estimated fair value of the reporting segment with its book value, including goodwill. If the estimated fair value of a reporting unit is less than the book value, then an impairment is deemed to have occurred. We reviewed our recorded goodwill for potential impairment at March 31, 2008 and concluded that goodwill was not impaired.

        We continually review long-lived assets and certain identifiable intangible assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In evaluating the fair value and future benefits of such assets, we consider the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and recognize an impairment loss if the carrying value exceeds the expected future cash flows. The impairment loss is measured based upon the difference between the fair value of the asset and its recorded carrying value. During the years ended March 31, 2008 and 2007, we recorded impairment expenses of approximately $0.3 million and $0.1 million, respectively. No impairment charge was recorded during the year ended March 31, 2006.

Prepaid Distribution Rights

        Our Transactional TV and Direct-to-Consumer segments' film and content libraries consist of film licensing agreements. We account for the licenses in accordance with SFAS No. 63, Financial Accounting by Broadcasters. In accordance with SFAS No. 63, we capitalize the costs associated with the licenses as well as certain editing costs and amortize these capitalized costs on a straight-line basis over the term of the licensing agreement (generally 5 years). Under the provisions of SFAS No. 63, costs associated with such license agreements should be amortized using a basis that is consistent with the manner in which the related film revenue is expected to be recognized. In accordance with the provisions of SFAS No. 63, we amortize these costs on a straight-line basis because each usage of the film is expected to generate similar revenue and the revenue for the films is expected to be recognized ratably over the related license term. We regularly review and evaluate the appropriateness of amortizing film costs on a straight-line basis as opposed to an alternative method of amortization such as an accelerated basis. Based on these analyses, we have determined that the amortization of the film library costs using a straight-line basis most accurately reflects the manner in which the revenue for the related films will be recognized.

        Management periodically reviews the film and content libraries and assesses whether the unamortized cost approximates the fair market value of the libraries. In the event that the unamortized costs exceed the fair market value of the film libraries, we would expense the excess of the unamortized costs to reduce the carrying value to the fair market value. During the fiscal year ended March 31, 2007, we expensed $0.4 million of unamortized costs associated with the Direct-to-Consumer segment's licensed content library. During a periodic review of the film library and in connection with efforts to increase the quality of the products provided by this segment, we determined that certain identified content did not meet the quality standards necessary for future distribution. As a result, we determined that the identified content had no future value and accordingly, we recorded an impairment expense to write-off the remaining unamortized costs for this content. We had no write-offs of prepaid distribution rights during the fiscal year ended March 31, 2008 or 2006.

RESULTS OF OPERATIONS

Transactional TV Segment

        The following table sets forth certain financial information for the Transactional TV segment for each of the three fiscal years presented:

	(In Millions) Year Ended March 31,			Percent Change
				'08 vs'07	'07 vs'06
	2008	2007(1)	2006(1)
Net revenue
PPV—Cable/DBS	$20.8	$26.5	$23.0	(22)%	15%
VOD	18.9	17.9	16.3	6%	10%
C-Band and other revenue	1.3	2.8	3.8	(54)%	(26)%

Total	41.0	47.2	43.1	(13)%	10%

Cost of sales	11.1	11.5	12.7	(3)%	(9)%

Gross profit	29.9	35.7	30.4	(16)%	17%

Gross profit %	73%	76%	71%

Operating expenses	8.6	8.0	7.4	8%	8%

Operating income	$21.3	$27.7	$23.0	(23)%	20%

(1)
Net revenue from advertising has been reclassified from PPV-Cable/DBS to C-Band and other revenue to conform with the current year presentation. Additionally, certain executive operating expenses have been reclassified from the Transactional TV segment to the Corporate Administration segment to conform with the current year presentation.

Net Revenue

PPV—Cable/DBS

        PPV—Cable/DBS revenue declined during fiscal year 2008 as compared to 2007 as a result of lower revenue from the second largest DBS provider in the U.S. following the renegotiation of our contract with that customer in the third quarter of fiscal year 2007. We receive a lower revenue split under the terms of the new contract. Concurrent with the renegotiation of this contract, two additional competitive channels were added to the same customer platform which also resulted in a decline in revenue. Revenue from the largest DBS platform in the U.S. was flat in fiscal year 2008 as compared to 2007. Although we added an additional channel to that platform during the third quarter of fiscal year 2008, the increase in revenue from the additional channel was offset by a reduction in the per-channel revenue we receive on the platform. Our per-channel revenue has declined primarily because competitive adult channels have been added to the platform. Furthermore, while we negotiated an automatic one year extension for each channel on this DBS platform that exceeded certain revenue targets through October 2008, our current projections indicate that such revenue targets may not be reached and the one year extension may not be realized. We may, therefore, be obligated to renegotiate the terms of that agreement, which may result in less favorable terms after October 2008 or the carriage of fewer channels.

        Growth in our PPV-Cable/DBS revenue from fiscal year 2006 to 2007 was primarily the result of the initial launch of two channels on the largest DBS platform in the U.S. in April 2006. This growth was partially offset by the above-mentioned renegotiation of our contract with the second largest DBS provider in the U.S. and the concurrent addition of two new competitive channels to that same platform.

VOD

        VOD revenue within the Transactional TV segment increased during fiscal year 2008 as compared to 2007 as a result of an improvement in the performance of our content on the largest U.S. cable MSO. Revenue from our VOD services was also higher as a result of increased buy rates for our content on the second largest cable MSO platform in the U.S. and other top ten cable MSO platforms in the U.S.

        The increase in VOD revenue during fiscal year 2007 as compared to 2006 was primarily due to a) a significant increase in revenue from the largest cable MSO in the U.S., b) improved performance from the second largest cable MSO in the U.S., and c) higher revenue from new launches on a top ten cable MSO in the U.S. Partially offsetting these increases in revenue was the impact from the sale of Adelphia Communications Corporation to larger multi-channel operators from which we receive a lower license fee and from a decline in revenue from VOD platforms where competitive content was added throughout the 2007 fiscal year.

C-Band and Other Revenue

        C-Band and other revenue declined during fiscal year 2008 as compared to 2007 due to customer conversions from C-Band "big dish" analog satellite systems to smaller digital DBS satellite systems, and from our discontinuation of the C-Band service during the third quarter of fiscal year 2008. The continued deterioration in subscribers made this service unprofitable and as a result, we discontinued the C-Band services in fiscal year 2008. We did not incur any material costs associated with discontinuing these services. We also experienced a decline in C-Band revenue in fiscal year 2007 as compared to 2006 from the above mentioned deterioration in subscribers.

Cost of Sales

        Our cost of sales primarily consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisitions, video-on-demand transport, and amortization of content licenses. These costs also included in-house call center operations related to the C-Band service prior to the discontinuation of that service.

        Cost of sales was lower during fiscal year 2008 as compared to 2007 due the cancellation of the transponder service used to distribute our Plz network (formerly known as Pleasure) and from the discontinuation of our C-Band service. The decline in costs was partially offset by an increase in the video-on-demand transport fees we pay to a transport provider related to the execution of an amended contract with that provider in early fiscal year 2008.

        The decrease in cost of sales in fiscal year 2007 as compared to 2006 was due to a) a decline in our transponder rates and the cancellation of a transponder lease for our Plz network, b) lower transport fees through the use of new transport provider, c) a general decline in our content amortization costs; d) lower C-Band call center expenses from a strategic reduction in costs associated with the service, and e) lower depreciation and equipment lease costs because certain equipment and leases reached the end of their estimated useful lives. Partially offsetting these declines in costs was an increase in expenses for additional broadcast and media employees. We hired these new employees to process the incremental increase in content.

Operating Expenses and Operating Income

        The increase in operating expenses during fiscal year 2008 as compared to 2007 was primarily due to a) an increase in costs associated with promotion and marketing activities for new channel launches; b) a $0.2 million loss for the early disposition of equipment used within our digital broadcast center; c) the impact from writing off $0.1 million in tenant improvements associated with a prospective facility that proved inadequate for our requirements; and d) an increase in costs related to improving the segment's IT infrastructure. The increase in expenses was partially offset by a reduction in certain prior year advertising costs that were incurred in an effort to improve buy rates on distribution platforms. Operating income for fiscal year 2008 was $21.3 million as compared to $27.7 million during fiscal year 2007.

        The increase in our operating expenses in fiscal year 2007 as compared to 2006 is primarily related to a) additional stock option expenses related to the adoption of SFAS No. 123(R), b) an increase in costs related to advertising our networks on other channels in an effort to raise brand awareness and improve pay-per-view buys, c) an increase in trade show expenses as we continue to expand our presence at certain cable and DBS events, d) an increase in expenses related to branding and consumer studies performed during the year, and e) an increase in expenses associated with the development and creation of unique interstitial and video-on-demand content. The increase in these expenses was partially offset by a decline in expenses related to moving one of our salesmen to the Direct-to-Consumer segment. Operating income for fiscal year 2007 was $27.7 million as compared to $23.0 million during fiscal year 2006.

Film Production Segment

        The following table sets forth certain financial information for the Film Production segment for each of the three fiscal years presented:

	(In Millions) Year Ended March 31,			Percent Change
				'08 vs'07	'07 vs'06
	2008	2007(1)	2006(1)
Net revenue
Owned content	$8.1	$11.1	$0.6	(27)%	#
Repped content	2.0	2.1	0.5	(5)%	#
Other revenue	2.9	0.5	0.1	#	#

Total(2)	13.1	13.7	1.2	(4)%	#

Cost of sales	5.9	7.0	0.6	(16)%	#

Gross profit(2)	7.2	6.7	0.5	7%	#

Gross profit %	55%	49%	42%

Operating expenses	5.0	4.5	0.7	11%	#

Operating income (loss)	$2.2	$2.2	$(0.2)	0%	#

#
Represents an increase or decrease in excess of 100%.

(1)
Other revenue was previously classified within owned content revenue and has been reclassified to conform with the current year presentation.

(2)
Amounts may not sum due to rounding.

        Information regarding the variance in the fiscal year 2007 results as compared to 2006 is not provided in the below discussion because the Film Production segment was acquired in February 2006 and the information is not considered useful.

Net Revenue

Owned Content

        The decrease in owned content revenue during fiscal year 2008 as compared to 2007 is primarily due to a decline in the number of large customer agreements that were executed during fiscal year

2008. We also received less revenue during fiscal year 2008 from a large pay-per-view aggregator and from the largest DBS platform in the U.S. due to an unfavorable change in the license fee structure with that customer and from a change in the placement of our content on that platform's electronic platform guide. These declines in revenue were partially offset by an increase in VOD revenue from our distribution of content on six major U.S. cable MSOs.

Repped Content

        Repped content revenue includes revenue from the licensing of film titles that we represent (but do not own) under international sales agency relationships with various independent film producers. The revenue from our repped content was flat during fiscal year 2008 as compared to 2007.

Other Revenue

        Other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors. The increase in other revenue during fiscal year 2008 as compared to 2007 is due to our completion of a producer-for-hire arrangement with a major Hollywood studio during the current fiscal year.

Cost of Sales

        Our cost of sales is primarily comprised of the amortization of our owned content film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services. There is no significant cost of sales related to the repped content services.

        The decline in cost of sales during fiscal year 2008 is primarily related lower film cost amortization associated with the decline in owned content revenue. Cost of sales also declined as a result of the monetization of films that were produced after the acquisition of this segment in 2006. Films that were produced prior to the MRG acquisition typically have a higher cost of sales because they were recorded at fair value when we acquired MRG. Also contributing to the decline in cost of sales was the delivery of older titles whose film costs had been fully amortized in prior periods. Film cost amortization as a percentage of the related owned content revenue for fiscal year 2008 and 2007 was 34% and 55%, respectively. The decrease in costs was partially offset by an increase in cost of sales from expenses realized in connection with the completion of a producer-for-hire arrangement.

Operating Expenses and Operating Income

        Operating expenses increased in fiscal year 2008 primarily as a result of a $0.7 million impairment charge incurred for two film events. The film costs for the events were initially established at the time of our acquisition of MRG in 2006 and were recorded at fair value based on the expected future benefits to be derived from the events. We lowered our estimate of the expected future benefits to be derived from these events during fiscal year 2008 and as a result, we recorded an impairment charge for the events equal to the difference in the remaining unamortized event costs and the expected future benefits to be derived. Operating expenses were also higher during fiscal year 2008 due to a) a $0.2 million reserve expense recorded for potentially unrecoupable costs incurred on older repped content titles; b) a $0.2 million bad debt write-off related to an uncollectible customer account; and c) an increase in trade show exhibition costs.

        The increase in operating expenses was partially offset by a reduction in the MRG earn-out expense. The MRG purchase agreement provides that if certain annual performance targets are achieved by MRG in each of the twelve month performance periods ending December 31, 2006, 2007 and 2008, the former principals of MRG could receive additional earn-out payments of approximately $0.7 million in each of the periods. During our fiscal year ended March 31, 2007, we recorded an earn-out expense of approximately $0.7 million associated with MRG's achievement of the performance target during the 2006 performance period. During the 2007 performance period, actual results for MRG were not sufficient to achieve the performance target and as a result, no earn-out expense was recorded. Although the principals of MRG are entitled to recover the earn-out for 2007 if actual results for the 2008 performance period exceed the performance target by the amount of the shortfall in 2007, we do not currently estimate that this will occur based on historical and forecast performance data. Additionally, we do not expect that the earn-out target will be achieved for the 2008 performance period and so we have not recorded any expense for that period. If changes in our estimates indicate that an overachievement of the performance target equal to the shortfall in 2007 is likely to occur or that the 2008 performance period target will be achieved, we would accrue the related expenses in future periods.

        Operating income in each of the fiscal years ended March 31, 2008 and 2007 was $2.2 million.

Direct-to-Consumer Segment

        The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the three fiscal years presented:

	(In Millions) Year Ended March 31,			Percent Change
				'08 vs'07	'07 vs'06
	2008	2007	2006
Net revenue
Net membership	$1.4	$1.9	$2.3	(26)%	(17)%
Other revenue	0.4	0.4	0.2	0%	#

Total	1.8	2.3	2.5	(22)%	(8)%

Cost of sales	0.7	1.0	1.0	(30)%	0%

Gross profit(1)	1.2	1.3	1.5	(8)%	(13)%

Gross profit %	67%	57%	60%

Operating expenses(2)	1.2	2.0	1.1	(40)%	82%

Operating income (loss)	$—	$(0.7)	$0.4	#	#

(1)
Amounts may not sum due to rounding.

(2)
The fiscal year 2007 results include a $0.4 million impairment charge for the write-off of certain licensed content and a $0.1 million impairment charge related to the write-off of certain distribution software.

#
Represents an increase or decrease in excess of 100%.

Net Revenue

Net Membership

        Net membership revenue declined during fiscal year 2008 as compared to 2007 as a result of a decline in new memberships. Throughout fiscal year 2008, we dedicated our resources in this segment towards rebuilding our consumer websites and as a result, our marketing efforts have not been as robust. We expect to launch a new version of our primary consumer website during fiscal year 2009 that will provide potential customers with new functionality and the opportunity to participate in a virtual website community.

        The 17% decline in net membership revenue from fiscal year 2006 to 2007 was the result of a decline in traffic to our web site and erosion in monthly memberships. During fiscal year 2007, we experienced a decline in revenue because we did not actively market our websites and we participated in very few affiliate webmaster programs.

Other Revenue

        Other revenue primarily relates to the sale of content to other webmasters, the distribution of our website to the LodgeNet Entertainment Corporation customer base, and revenue from the distribution of our content through wireless platforms.

        Other revenue was flat during fiscal year 2008 as compared to fiscal year 2007. Other revenue increased in fiscal year 2007 as compared to 2006 due to the sale of our content through wireless platforms. This increase was partially offset by a decrease in the revenue we generate through the sale of content to third-party webmasters.

Cost of Sales

        Cost of sales primarily consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content and depreciation of assets.

        The Direct-to-Consumer segment's cost of sales declined during fiscal year 2008 as a result of lower amortization expense associated with the write-off of a licensed content library during the third quarter of fiscal year 2007. Also contributing to the decline was a reduction in wireless distribution expenses because we are no longer devoting resources to wireless activities.

        Cost of sales was flat during fiscal year 2007 as compared to fiscal year 2006. Although costs declined from lower credit card processing costs related to the decline in our membership revenue as well as lower traffic acquisition costs and depreciation expense, the decrease in these costs was offset by higher costs associated with the distribution of our content on wireless platforms, including content costs, short message service ("SMS") fees, and software costs.

Operating Expenses and Operating Income

        Operating expenses have declined during fiscal year 2008 as compared to 2007 from a reduction in employee costs related to wireless activities. Operating expenses were also lower because fiscal year 2007 amounts included a $0.4 million licensed content impairment expense and a $0.1 million asset impairment expense for certain distribution software. These impairment charges did not recur in fiscal year 2008. The declines in operating expenses were partially offset by an increase in costs from our efforts to update and improve our consumer websites and from additional employee costs associated with efforts to establish IPTV services. Our operating income results for fiscal year 2008 were break-even as compared to an operating loss of $0.7 million in fiscal year 2007.

        The increase in operating expenses in fiscal year 2007 as compared to 2006 is due to the above mentioned impairment charges incurred for licensed content and distribution software. Operating expenses were also higher as a result of increased costs related to the development and distribution of our content to wireless platforms and additional advertising costs to promote a SMS campaign. The increase in these costs was partially offset by a decline in costs related to our web product from certain employee terminations. The Direct-to-Consumer segment generated an operating loss of $0.7 million in fiscal year 2007 as compared to operating income of $0.4 million in fiscal year 2006.

Corporate Administration

        The following table sets forth certain financial information for the Corporate Administration segment for each of the three fiscal years presented:

	(In Millions) Year Ended March 31,			Percent Change
				'08 vs'07	'07 vs'06
	2008	2007(1)	2006(1)
Operating expenses	$10.4	$9.9	$7.1	5%	39%

(1)
Certain executive operating expenses have been reclassified from the Transactional TV segment to the Corporate Administration segment to conform with the current year presentation.

        Expenses related to the Corporate Administration segment include all costs associated with the operation of the public holding company, New Frontier Media, Inc., which are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer segments. These costs include, but are not limited to, legal and accounting expenses, human resources and training, insurance, registration and filing fees with NASDAQ, executive employee costs and the SEC, investor relations, and printing costs associated with our public filings and shareholder communications.

        Corporate administration costs increased during the fiscal year 2008 due to an increase in employee costs associated with a sales executive whose function is to sell products across all segments (this employee's costs and services were previously associated with the wireless activities within the Direct-to-Consumer segment) and an increase in costs associated with the hiring of a chief information officer in February 2007. These increases were partially offset by a decrease in external legal fees and bonus accruals.

        The increase in costs during fiscal year 2007 as compared to 2006 is primarily related to: a) an increase in expense due to the adoption of SFAS No. 123(R) during the 2007 fiscal year which requires us to expense the fair value of stock options; b) an increase in costs related to the addition of a chief operating officer and chief information officer; c) an increase in outside legal costs; d) an increase in outside accounting fees to ensure the Film Production segment was compliant with Section 404 of the Sarbanes-Oxley Act; e) an increase in internal accounting resources necessary for increased compliance requirements; and f) an increase in insurance costs related to additional key man life for the principals of the Film Production segment and higher director and officer insurance limits.

LIQUIDITY AND CAPITAL RESOURCES

        Our current priorities for the use of our cash are:

  •
  investments in processes intended to improve the quality and marketability of our products;

  •
  funding the operations of the set-top box and IPTV business within our Direct-to-Consumer segment;

  •
  funding our operating and capital requirements; and

  •
  funding the repurchase from time to time of shares of our common stock pursuant to our stock repurchase program.

        We believe that existing cash and estimated cash generated from operations will be sufficient to satisfy our operating requirements, and we believe that any capital expenditures, content licensing, film production costs, stock repurchases and inventory purchases that may be incurred can be financed through our current existing cash and investments and cash flows from operations.

Cash Flows from Operating Activities and Investing Activities:

        Our cash flows from operating and investing activities for each of the three fiscal years presented are as follows (in millions):

	Year Ended March 31,
	2008	2007	2006
Net cash provided by operating activities:	$8.2	$18.9	$12.3

Cash flows from investing activities:
Restricted funds held in escrow	—	—	(2.6)
Payment for business acquisitions, net of cash acquired	—	—	(13.3)
Purchase of investments available-for-sale	(2.8)	(26.3)	(35.5)
Redemption of investments available-for-sale	11.2	27.8	38.4
Purchase of equipment and furniture	(2.1)	(1.8)	(1.0)
Purchase of intangible assets	(0.4)	—	—
Payment of related party note arising from business acquisition	(0.6)	(0.6)	—

Net cash provided by (used in) investing activities	$5.3	$(0.9)	$(14.0)

        The decrease in cash provided by operating activities during fiscal year 2008 as compared to 2007 is primarily related to the following:

  •
  a $3.6 million decrease in net income;

  •
  a reduction in cash flows generated by the Film Production segment as reflected in the $3.2 million decline in that segment's depreciation and amortization and the $1.5 million increase in cash used for film production; and

  •
  a $2.9 million impact from cash paid for employee compensation.

        Cash provided by operating activities increased in fiscal year 2007 as compared to fiscal year 2006 primarily due to an increase in net income of $1.0 million and additional cash flows associated with the first full year of operations of the Film Production segment. These increases were partially offset by a reduction in operating cash flows related to an additional $0.9 million of cash disbursements for the purchase of prepaid distribution rights and $2.3 million of additional cash disbursements associated with production costs in the Film Production segment.

        The increase in cash provided by investing activities is primarily related to the net $8.4 million of cash received from the redemption of investments. This cash was primarily used to pay quarterly shareholder dividends and for the purchase of approximately 621,000 shares of common stock at an average price of $6.24 per share through our stock repurchase program as reflected in the financing activities of the consolidated statements of cash flows discussed below. Capital expenditures of $2.1 million primarily relate to purchases of servers and editing equipment to maintain our digital broadcast center and computers, and we paid $0.4 million primarily related to our purchase of the intellectual property rights of a set-top box for the provision of IPTV services. The related party note payable disbursements during each period presented were paid to the former principals of MRG from whom we acquired the Film Production segment.

        Net cash used in investing activities was $0.9 million in fiscal year 2007 as compared to $14.0 million in fiscal year 2006. Cash disbursements in fiscal year 2007 primarily included capital expenditures for the purchase of editing equipment, computers, servers, software, encryption equipment for new cable launches, a storage area network system, and an archival storage system. These cash disbursements were partially offset by cash receipts associated with the net redemption of $1.5 million of investments. Cash flows used in investing activities in fiscal year 2006 primarily reflect cash disbursements associated with our acquisition of MRG.

Cash Flows from Financing Activities:

        Our cash flows from financing activities for each of the three fiscal years presented are as follows (in millions):

	Year Ended March 31,
	2008	2007	2006
Cash flows from financing activities:
Payments on capital lease obligations	$—	$—	$(0.2)
Purchase of common stock	(3.9)	(2.2)	—
Payments on line of credit	—	—	(4.5)
Proceeds from stock option and warrant exercises	0.5	2.8	0.8
Payment of dividend	(9.0)	(14.6)	—
Excess tax (shortfall) benefit from option/warrant exercise	(0.1)	0.8	—
Decrease in other financing obligations	—	—	(0.3)

Net cash used in financing activities(1)	$(12.5)	$(13.2)	$(4.1)

(1)
Amounts may not sum due to rounding.

        Net cash used in financing activities during fiscal year 2008 reflects $9.0 million in payments for quarterly cash dividends and $3.9 million for the purchase of common stock through our stock repurchase plan. This use of cash was slightly offset by $0.5 million in proceeds from the exercise of stock options. The excess tax (shortfall) benefit relates to the tax deductions that we received upon exercise of an option by an employee or non-employee director in excess of those anticipated at the time of the option grant.

        Net cash used during fiscal year 2007 primarily relates to the payment of a special dividend in the amount of $0.60 per share, or $14.6 million total, in February 2007. We also used $2.2 million of cash to repurchase approximately 0.3 million shares of our common stock during the quarter ended September 30, 2006 at an average price of $8.64 per share. These cash disbursements were partially offset by $2.8 million in proceeds from the exercise of stock options during the year and a tax benefit of $0.8 million related to tax deductions we received upon the exercise of options by employees and non-employee directors.

        During the 2006 fiscal year, we assumed certain debt and interest liabilities of approximately $4.5 million as part of our acquisition of MRG. Concurrent with our acquisition of MRG, we paid the $4.5 million balance of the debt and interest liabilities. This use of cash was partially offset by cash received from the exercise of stock options and warrants during the year of $0.8 million.

Cash Dividends and Stock Repurchase Plan

        During each of the quarters in fiscal year 2008, our Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock. We paid approximately $9.0 million in cash dividends through March 31, 2008 and we paid an additional $3.0 million in April 2008 related to the dividend declared in the fourth quarter of fiscal year 2008. The Board of Directors did not declare a quarterly dividend for the first quarter of fiscal year 2009 and suspended the Company's quarterly dividend indefinitely. The payment of future quarterly dividends is at the discretion of the Board of Directors.

        In December 2005, our Board of Directors approved a 2.0 million share repurchase plan to be executed over 30 months. During fiscal year 2008, we repurchased approximately 0.6 million shares of common stock in accordance with this plan. The total purchase price for these shares was approximately $3.9 million and the average purchase price per share was $6.24. In June 2008 the Board of Directors extended the duration of the stock repurchase program through June 2010.

Borrowing Arrangements

        In July 2007, we obtained a $7.5 million line of credit from an outside financial institution. Amounts borrowed under the line of credit can be used to support our short-term working capital needs. The line of credit is secured by our trade accounts receivable and will mature in July 2008. The interest rate applied to borrowings under the line of credit is based on the current prime rate less 0.13%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and we were in compliance with these covenants at March 31, 2008. We have made no borrowings under the line of credit.

Commitments and Contingencies

Contractual Cash Obligations

        The following table reflects our contractual cash obligations as of March 31, 2008 for each of the fiscal year time periods specified:

	Payments Due by Period (in millions):
Contractual Obligations	Total	2009	2010-2011	2012-2013	2014 and thereafter
Operating lease obligations	$7.8	$1.9	$3.8	$1.8	$0.3
Vendor obligations	17.8	5.0	6.0	2.3	4.5
Employment contract obligations	4.5	4.0	0.5	—	—

Total(1)	$30.2	$11.0	$10.3	$4.1	$4.8

(1)
Totals may not sum due to rounding.

        For the purposes of this table, contractual obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum services to be purchased and the approximate timing of the transaction. Obligations to acquire specified quantities of movie license rights that are subject to the delivery of the related movies are included in vendor obligations because we estimate that the movies will be delivered in the specified time periods.

        We have recorded long-term income taxes payable of $0.2 million for uncertain tax positions, reduced by the associated federal deduction for state taxes. We also have approximately $1.6 million of uncertain tax positions recorded as current taxes payable at March 31, 2008. We are unable to reliably estimate the timing of future payments, if any, related to these uncertain tax positions. Therefore, the amounts have been excluded from the above table.

MRG Earn-out

        As part of the MRG acquisition, we entered into an earn-out arrangement which provides for three additional earn-out payments totaling $2.0 million payable to the selling shareholders of MRG over a three year term if certain performance targets as defined by the purchase agreement are achieved each year. The 2006 calendar year earn-out target was exceeded and the amount due to the former principals of MRG of approximately $0.7 million was paid in May 2007. During the calendar year 2007 earn-out period, actual results for MRG were not sufficient to achieve the second annual performance target. The second annual earn-out payment could still be obtained by the selling shareholders of MRG if the performance results in year three of the earn-out period exceed the related year three target by an amount greater than the year two target shortfall. Based on current estimates and actual historical performance data, we do not believe that the 2008 calendar earn-out target will be achieved nor will the 2007 calendar year earn-out be recovered. If actual performance or estimates for the twelve month period ending December 31, 2008 indicate that the earn-out targets are likely to be achieved, we could be required to record an earn-out accrual for 2008 and 2007.

Uncertain Tax Positions

        In connection with our adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, we have $1.8 million in total liabilities recorded for an unrecognized tax benefit at March 31, 2008. We estimate that it is reasonably possible that $1.6 million of this balance will be settled during fiscal year 2009 and accordingly, this balance is classified as a current liability within taxes payable.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Recently Issued Accounting Pronouncements in Note 1—Organization and Summary of Significant Accounting Policies within the Company's Financial Statements and Supplementary Data commencing on page F-2 herein.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market Risk.    The Company's exposure to market risk is principally confined to cash and cash equivalents, investments and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

        Interest Rate Risk.    As of June 4, 2008, the Company had cash in checking, money market accounts, corporate debt securities and municipal securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

        Foreign Currency Exchange Risk.    The Company does not have any material foreign currency exposure.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The consolidated financial statements of New Frontier Media, Inc. and its subsidiaries, including the notes thereto and the report of independent accountants therein, commence at page F-2 of this Report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Based on management's evaluation (with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO")), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

        Management assessed our internal control over financial reporting as of March 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

        Our independent registered public accounting firm, Grant Thornton LLP, independently assessed the effectiveness of the Company's internal control over financial reporting. Grant Thornton has issued an attestation report concurring with management's assessment, which is included herein.

Inherent Limitations on Effectiveness of Controls

        Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

  New Frontier Media, Inc. and Subsidiaries

        We have audited New Frontier Media, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). New Frontier Media, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on New Frontier Media, Inc. and Subsidiaries' internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, New Frontier Media, Inc. and Subsidiaries maintained, in all material respect, effective internal control over financial reporting as of March 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Frontier Media, Inc. and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 13, 2008 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
June 13, 2008

ITEM 9B.    OTHER INFORMATION.

        Pursuant to our amended and restated bylaws and applicable Colorado law, our Board of Directors approved on June 10, 2008 amendments to our amended and restated bylaws to, among other things: update several of the notice periods and indemnification and other provisions to conform them with current Colorado law and Company practices; conform portions of the provisions governing shareholder voting matters to current Colorado law and the Company's amended and restated articles of incorporation; provide for additional permitted methods of notice delivery for special meetings of directors; and make minor other conforming and typographical error corrections. A revised clean version and marked version reflecting the amendments effected are filed with the Company's annual report on Form 10-K filed for its fiscal year ended March 31, 2008 as exhibits 3.02 and 3.03.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Incorporated by reference to "Information about the Nominees" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 25, 2008.

        Please see "Executive Officers of the Registrant" in Part I, Item 1 of this form.

        All of our directors, officers and employees are subject to a Code of Business Conduct and Ethics, and our financial management, including our principal executive, financial and accounting officers, are also subject to an additional Code of Ethics for Financial Management, each of which codes are available for review under the Corporate Governance link in the Investor Relations portion of the Company's website: www.noof.com. Any amendments to any of the provisions of the codes that are applicable to our principal executive, financial or accounting officers and are required under applicable laws, rules and regulations to be disclosed publicly will be posted for review in the above identified area of our website, and any waivers of such provisions or similar provisions applicable to our directors will be disclosed on Form 8-K as required by the applicable rules of The Nasdaq Stock Market, LLC.

ITEM 11.    EXECUTIVE COMPENSATION.

        Incorporated by reference to "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at 2008 Fiscal Year-End," "Option Exercises and Stock Vested in Fiscal 2008," "Potential Payments Upon Termination" and "Non-management Directors' Compensation for Fiscal 2008" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 25, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 25, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        Incorporated by reference to "Certain Relationships and Related Transactions" and "Director Independence" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 25, 2008.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Incorporated by reference to "Audit Fees and All Other Fees" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 25, 2008.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        The following documents are filed as part of this report:

1)    FINANCIAL STATEMENTS

        The financial statements listed in the Table of Contents to Consolidated Financial Statements are filed as part of this report.

2)    FINANCIAL STATEMENT SCHEDULES

        All schedules have been included in the Consolidated Financial Statements or Notes thereto.

3)    EXHIBITS

Exhibits Number	Description
3.01	—Amended and Restated Articles of Incorporation of the Company(13)
3.02	—Amended and Restated Bylaws of the Company
3.03	—Amended and Restated Bylaws of the Company, marked to show amendments
4.01	—Form of Common Stock Certificate(1)
4.02	—Rights Agreement between New Frontier Media, Inc. and Corporate Stock Transfer, Inc.(14)
4.03
—Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, together with the related Rights Certificate, included as Appendices A and B to the Rights Agreement incorporated by reference herein as Exhibit 4.02
10.01	—Lease Agreement for premises at 5435 Airport Boulevard, Boulder CO.(2)
10.02	—Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(3)
10.03	—Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(3)
10.04	—Amendment Number One to Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(3)
10.05	—License Agreement between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc.(3)
10.06	—Amendment Number Two to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(4)
10.07	—Amendment Number One to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(5)
10.08	—Amendment Number Four to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(7)
10.09	—Office Lease Agreement between New Frontier Media, Inc. and Northview Properties, LLC(7)

10.10		—Lease Modification Agreement between New Frontier Media, Inc. and LakeCentre Plaza Limited, LLLP(7)
10.11		—Catalog License Agreement between Pleasure Productions, Inc. and Colorado Satellite Broadcasting, Inc.(7)
10.12		—Telecommunications Services Agreement between WilTel Communications, LLC and Colorado Satellite Broadcasting, Inc.(8)
10.13		—Amendment No. 3 to Contract Number T70112100 between Colorado Satellite Broadcasting, Inc. and Intelsat USA Sales Corp.(9)
10.14	*	—Employment Agreement between New Frontier Media, Inc. and Ira Bahr(10)
10.15		—Affiliation Agreement for DTH Satellite Exhibition Programming of Cable Network Programming between Directv, Inc. and Colorado Satellite Broadcasting, Inc.(11)
10.16		—Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation(12)
10.17	*	—Employment Agreement between New Frontier Media, Inc. and Michael Weiner(12)
10.18	*	—Employment Agreement between New Frontier Media, Inc. and Karyn Miller(12)
10.19	*	—Employment Agreement between New Frontier Media, Inc. and Ken Boenish(12)
10.20	*	—Summary of Director Compensation Arrangements(19)
10.21	*	—1998 Incentive Stock Plan(15)
10.22	*	—1999 Incentive Stock Plan(16)
10.23	*	—Millennium Incentive Stock Option Plan(17)
10.24	*	—2001 Incentive Stock Plan(18)
10.25	*	—New Frontier Media, Inc. 2007 Stock Incentive Plan(20)
10.26	*	—Form of Award Agreements under the 2007 Stock Incentive Plan(21)
10.27	*	—Amendment to Employment Agreement between New Frontier Media, Inc. and Ken Boenish(22)
10.28	*	—Amendment to Employment Agreement between New Frontier Media, Inc. and Michael Weiner(22)
10.29	*	—Amendment to Employment Agreement between New Frontier Media, Inc. and Ira Bahr(22)
10.30	*	—Employment Agreement between New Frontier Media, Inc. and Marc D. Callipari(22)
10.31		—Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DirecTV, Inc.(22)
10.32		—Business Loan Agreement, as supplemented (including related promissory note and security agreement), dated July 1, 2007, between New Frontier Media, Inc. and First Community Bank(22)
10.33	*	—Amended and Restated Independent Contractor Agreement, dated November 7, 2007, between New Frontier Media, Inc. and Matthew Pullam(22)

10.34	*	—Employment Agreement between New Frontier Media, Inc. and Grant H. Williams
10.35	*	—Employment Agreement between Colorado Satellite Broadcasting, Inc. and Scott A. Piper
10.36	*	—Amendment to Employment Agreement between New Frontier Media, Inc. and Ira Bahr
10.37	*	—Amendment to Employment Agreement between New Frontier Media, Inc. and Ken Boenish
10.38	*	—Amendment to Employment Agreement between New Frontier Media, Inc. and Michael Weiner
21.01		—Subsidiaries of the Company
23.01		—Consent of Grant Thornton LLP
31.01		—Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02		—Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01		—Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02		—Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on September 10, 1997 (File No. 333-35337).

(2)
Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 (File No. 000-23697).

(3)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-23697).

(4)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-23697).

(5)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 000-23697).

(6)
Intentionally omitted.

(7)
Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended March 31, 2004 (File No. 000-23697).

(8)
Incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-23697).

(9)
Incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-23697).

(10)
Incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the quarter ended December 31, 2005 (File No. 000-23697).

(11)
Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended March 31, 2006 (File No. 000-23697).

(12)
Incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-23697).

(13)
Incorporated by reference to Form 8-K filed on May 9, 2007 (File No. 000-23697).

(14)
Incorporated by reference to the Company's Registration Statement on Form 8-A filed on December 6, 2001 (File No. 000-23697).

(15)
Incorporated by reference to the Company's Definitive Proxy Statement filed on August 7, 1998 (File No. 000-23697).

(16)
Incorporated by reference to the Company's Definitive Proxy Statement filed on September 28, 1999 (File No. 000-23697).

(17)
Incorporated by reference to the Company's Definitive Proxy Statement filed on August 29, 2000 (File No. 000-23697).

(18)
Incorporated by reference to the Company's Definitive Proxy Statement filed on July 23, 2001 (File No. 000-23697).

(19)
Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended March 31, 2007 (File No. 000-23697).

(20)
Incorporated by reference to Appendix A to New Frontier Media, Inc.'s definitive proxy statement filed under cover of Schedule 14A with Securities and Exchange Commission on July 16, 2007 (File No. 000-23697).

(21)
Incorporated by reference to the Company's Current Report on Form 8-K filed on August 24, 2007 (File No. 000-23697).

(22)
Incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2007 (File No. 000-23697).

*
Denotes management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
By:	/s/ MICHAEL WEINER
Name:	Michael Weiner
Title:	Chief Executive Officer
Date:	June 13, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity		Date

/s/ MICHAEL WEINER		June 13, 2008
Name:	Michael Weiner
Title:	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ GRANT WILLIAMS		June 13, 2008
Name:	Grant Williams
Title:	Chief Financial Officer (Principal Financial and Principal Accounting Officer)
/s/ MELISSA HUBBARD		June 13, 2008
Name:	Melissa Hubbard
Title:	Director
/s/ ALAN ISAACMAN		June 13, 2008
Name:	Alan Isaacman
Title:	Director
/s/ DAVID NICHOLAS		June 13, 2008
Name:	David Nicholas
Title:	Director
/s/ WALTER TIMOSHENKO		June 13, 2008
Name:	Walter Timoshenko
Title:	Director
/s/ HIRAM WOO		June 13, 2008
Name:	Hiram Woo
Title:	Director

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

  New Frontier Media, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of New Frontier Media, Inc. and Subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II—Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Frontier Media, Inc. and Subsidiaries as of March 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective April 1, 2006 in connection with the adoption of Statement of Financial Accounting Standards (FASB) No. 123 (revised 2004), "Shared-Based Payment."

        As discussed in Note 9 to the consolidated financial statements, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" effective April 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Frontier Media, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated June 13, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York
June 13, 2008

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$18,325	$17,345
Restricted cash	38	1,710
Marketable securities	930	8,681
Accounts receivable, net of allowance for doubtful accounts of $169 and $41, at March 31, 2008 and 2007, respectively	13,873	12,249
Taxes receivable	—	986
Deferred tax asset	620	528
Prepaid and other assets	1,899	1,877

Total current assets	35,685	43,376

Equipment and furniture, net	4,861	4,534
Prepaid distribution rights, net	10,381	9,084
Marketable securities	—	587
Recoupable costs and producer advances, net	2,448	1,278
Film costs, net	7,626	6,991
Goodwill	18,608	18,608
Other identifiable intangible assets, net	3,033	2,771
Other assets	1,019	987

Total assets	$83,661	$88,216

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$2,937	$1,942
Dividend payable	2,982	—
Taxes payable	760	—
Producer payable	1,012	1,049
Deferred revenue	984	889
Due to related party	21	647
Accrued compensation	1,817	3,298
Deferred producer liabilities	2,862	1,344
Accrued and other liabilities	2,236	3,664

Total current liabilities	15,611	12,833

Deferred tax liability	795	976
Taxes payable	216	1,726
Other long-term liabilities	1,002	982

Total liabilities	17,624	16,517

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 23,775 and 24,302 shares issued and outstanding, at March 31, 2008 and 2007, respectively	2	2
Additional paid-in capital	61,854	64,191
Retained earnings	4,191	7,536
Accumulated other comprehensive loss	(10)	(30)

Total shareholders' equity	66,037	71,699

Total liabilities and shareholders' equity	$83,661	$88,216

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended March 31,
	2008	2007	2006
Net sales	$55,911	$63,271	$46,851
Cost of sales	17,686	19,631	14,421

Gross margin	38,225	43,640	32,430

Operating expenses:
Sales and marketing	7,239	6,750	5,103
General and administrative	16,748	17,128	11,327
Charge for asset dispositions and impairments	1,150	533	—

Total operating expenses	25,137	24,411	16,430

Operating income	13,088	19,229	16,000

Other income (expense):
Interest income	711	1,241	1,155
Interest expense	(157)	(229)	(41)
Other income (loss), net	97	64	(7)

Total other income	651	1,076	1,107

Income before provision for income taxes	13,739	20,305	17,107
Provision for income taxes	(5,079)	(7,996)	(5,824)

Net income	$8,660	$12,309	$11,283

Basic income per share	$0.36	$0.51	$0.49

Diluted income per share	$0.36	$0.51	$0.48

Dividends declared per share	$0.50	$0.60	$—

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended March 31,
	2008	2007	2006
Net income	$8,660	$12,309	$11,283
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of income taxes	20	44	(19)

Total comprehensive income	$8,680	$12,353	$11,264

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except per share amounts)

	Common Stock $.0001 Par Value
			Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
	Shares	Amounts				Total
Balance at March 31, 2005	22,575	$2	$55,173	$(1,454)	$(55)	$53,666
Exercise of stock options/warrants	326	—	830	—	—	830
Stock issued for acquisition	749	—	5,000	—	—	5,000
Tax benefit for stock option/warrant exercises	—	—	485	—	—	485
Unrealized loss on available-for-sale securities	—	—	—	—	(19)	(19)
Net income	—	—	—	11,283	—	11,283

Balance at March 31, 2006	23,650	2	61,488	9,829	(74)	71,245
Exercise of stock options/warrants	902	—	2,802	—	—	2,802
Tax benefit for stock option/warrant exercises	—	—	1,027	—	—	1,027
Purchase of common stock	(250)	—	(2,160)	—	—	(2,160)
Share-based compensation	—	—	1,034	—	—	1,034
Unrealized gain on available-for-sale securities	—	—	—	—	44	44
Net income	—	—	—	12,309	—	12,309
Declared dividend ($0.60 per share)	—	—	—	(14,602)	—	(14,602)

Balance at March 31, 2007	24,302	2	64,191	7,536	(30)	71,699
Exercise of stock options/warrants	94	—	511	—	—	511
Tax benefit for stock option/warrant exercises	—	—	120	—	—	120
Purchase of common stock	(621)	—	(3,874)	—	—	(3,874)
Share-based compensation	—	—	906	—	—	906
Unrealized gain on available-for-sale securities	—	—	—	—	20	20
Net income	—	—	—	8,660	—	8,660
Declared dividend ($0.50 per share)	—	—	—	(12,005)	—	(12,005)

Balance at March 31, 2008	23,775	$2	$61,854	$4,191	$(10)	$66,037

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$8,660	$12,309	$11,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,285	11,554	5,991
Tax benefit from option/warrant exercises	227	268	485
Share-based compensation	906	1,034	—
Charge for asset dispositions and impairments	1,150	533	—
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(1,624)	146	(2,120)
Accounts payable	694	(209)	(207)
Prepaid distribution rights	(4,553)	(4,152)	(3,225)
Capitalized film costs	(4,093)	(2,626)	(285)
Deferred revenue, net	95	135	59
Producers payable	(37)	503	(263)
Taxes receivable and payable, net	237	(1,296)	1,516
Deferred tax asset and liability, net	(288)	(1,016)	(757)
Accrued compensation	(1,481)	1,441	594
Other assets and liabilities	6	252	(759)

Net cash provided by operating activities	8,184	18,876	12,312

Cash flows from investing activities:
Restricted funds held in escrow	—	—	(2,564)
Payment for business acquisitions, net of cash acquired	—	(18)	(13,332)
Purchase of investments available-for-sale	(2,828)	(26,340)	(35,522)
Redemption of investments available-for-sale	11,201	27,806	38,448
Purchase of equipment and furniture	(2,058)	(1,786)	(991)
Purchases of intangible assets	(400)	—	—
Payment of related party note arising from business acquisition	(626)	(603)	—
Other	—	—	(24)

Net cash provided by (used in) investing activities	5,289	(941)	(13,985)

Cash flows from financing activities:
Payments on capital lease obligations	—	—	(154)
Purchase of common stock	(3,874)	(2,160)	—
Payments on line of credit	—	—	(4,520)
Proceeds from stock option and warrant exercises	511	2,802	830
Payment of dividend	(9,023)	(14,602)	—
Excess tax (shortfall) benefit from option/warrant exercise	(107)	759	—
Decrease in other financing obligations	—	—	(275)

Net cash used in financing activities	(12,493)	(13,201)	(4,119)

Net increase (decrease) in cash and cash equivalents	980	4,734	(5,792)
Cash and cash equivalents, beginning of year	17,345	12,611	18,403

Cash and cash equivalents, end of year	$18,325	$17,345	$12,611

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended March 31,
	2008	2007	2006
Supplemental cash flow data:
Interest paid	$26	$1	$49

Income taxes paid	$5,533	$9,285	$4,583

Noncash investing and financing activities:
Increase in goodwill for final valuation of purchased intangibles, deferred tax liability and other adjustments	$—	$1,846	$—

Escrow funds included in restricted cash used to settle liabilities related to business acquisition	$1,660	$904	$—

Stock issued for business acquisition	$—	$—	$5,000

Increase in other identifiable intangible assets, net, for the purchase of intellectual property and a patent	$661	$—	$—

The accompanying notes are an integral part of the audited consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        New Frontier Media, Inc. is a publicly traded holding company for its operating subsidiaries which are reflected in the Transactional TV segment (formerly the Pay TV segment), the Film Production segment and the Direct-to-Consumer segment (formerly the Internet segment).

Transactional TV Segment

        The Transactional TV segment is a leading provider of adult programming to multi-channel television providers and low-powered, direct-to-home households. The Transactional TV segment is able to provide a variety of editing styles and programming mixes to a broad range of adult consumers. Ten Sales, Inc., which is also reflected within the operating results of the Transactional TV segment, was formed in April 2003 and is responsible for selling the segment's services.

Film Production Segment

        The Film Production segment derives its revenue from two principal businesses: a) the production and distribution of original motion pictures known as "erotic thrillers," horror movies, and erotic, event styled content (collectively, "owned content") which is provided through the MRG Entertainment label and b) the licensing of domestic third party films in international and domestic markets where it acts as a sales agent for the product ("repped content") which is provided through the Lightning Entertainment Group label. This segment also periodically provides contract film production services to certain major Hollywood studios ("producer-for-hire" arrangements).

Direct-to-Consumer Segment

        The Direct-to-Consumer segment aggregates and resells content through the internet. Revenue in this segment is primarily generated through the acquisition of monthly subscribers on adult-oriented consumer websites. The Direct-to-Consumer segment also recently acquired intellectual property rights for a set-top box that provides content to consumers through internet protocol television ("IPTV") technology. The Company is currently testing this business model concept.

Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. and its wholly owned subsidiaries (collectively herein referred to as "New Frontier Media" and the "Company"). All significant intercompany accounts, transactions and profits have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principals requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require the Company's most significant, difficult and subjective judgments include:

  •
  estimated revenue for certain Transactional TV segment pay-per-view and video-on-demand ("VOD") services;

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  the recognition and measurement of deferred income tax assets and liabilities (including the measurement of uncertain tax positions);

  •
  the valuation of recoupable costs including producer advances, direct costs and chargebacks;

  •
  the achievement of certain earn-out targets associated with the Company's acquisition of MRG Entertainment, Inc., and its subsidiaries and a related company, Lifestyles Entertainment, Inc. (collectively "MRG") and the use of this information to estimate earn-out expense;

  •
  the forecast of anticipated revenue ("ultimate" revenue), which is used to amortize film costs;

  •
  the reporting of prepaid distribution rights for our Transactional TV segment;

  •
  the assessment of goodwill, intangibles and other long-lived assets; and

  •
  the valuation and recognition of share-based compensation.

        The Company bases its estimates and judgments on historical experience and on various other factors that are considered reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid investment instruments with original maturities of less than 90 days.

Restricted Cash

        Restricted cash during the periods presented includes amounts that are contractually restricted in connection with agreements between the Company and certain film producers. Restricted cash at March 31, 2007 also included approximately $1.7 million held in escrow pursuant to the MRG acquisition agreement.

FDIC Limits

        The Company maintains cash deposits with major banks, which exceed federally insured limits. At March 31, 2008, the Company exceeded the federally insured limits by approximately $17.5 million. The Company periodically assesses the financial condition of the institutions and estimates that the risk of any loss is minimal.

Marketable Securities

        Short and long-term marketable securities are classified as available-for-sale securities and are stated at fair market value. Marketable securities during the periods presented consist of certificates of

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deposit, floating rate securities (also referred to as auction rate securities) and various debt securities with varying maturity lengths.

Fair Value of Financial Instruments

        The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and certain other assets and liabilities approximate their carrying value due to their short-term maturities.

Accounts Receivable

        The majority of the Company's accounts receivable is due from customers in the cable and satellite industries and from the film distribution industry. Credit is extended based on an evaluation of a customer's financial condition and collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Customer balances that remain outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the cable, satellite and film distribution industries as a whole. Bad debt is reflected as a component of operating expenses in the consolidated statements of income and when a specific account receivable is determined to be uncollectible, the Company reduces both its accounts receivable and allowances for uncollectible accounts accordingly.

        Accounts receivable balances associated with the Film Production segment's repped content includes the entire license fee due to the Company from the licensee. Amounts collected for these receivables are disbursed to the Company and the producers of the licensed films in accordance with the terms of the related producer agreements.

Prepaid Distribution Rights

        The Transactional TV and Direct-to-Consumer segments' film and content libraries consist of film licensing agreements. The Company accounts for the licenses in accordance with Statement of Financial Accounting Standard ("SFAS") No. 63, Financial Accounting by Broadcasters. In accordance with SFAS No. 63, the Company capitalizes the costs associated with the licenses as well as certain editing costs and amortizes these capitalized costs on a straight-line basis over the term of the licensing agreement (generally 5 years). Under the provisions of SFAS No. 63, costs associated with such license agreements should be amortized using a basis that is consistent with the manner in which the related film revenue is expected to be recognized. In accordance with the provisions of SFAS No. 63, the Company amortizes the cost of prepaid distribution rights on a straight-line basis because each usage of the film is expected to generate similar revenue and the revenue for the films is expected to be recognized ratably over the related license term. The Company regularly reviews and evaluates the appropriateness of amortizing film costs on a straight-line basis as opposed to an alternative method of amortization such as an accelerated basis. Based on these analyses, the Company has determined that the amortization of the film library costs using a straight-line basis most accurately reflects the manner in which the revenue for the related films will be recognized.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company periodically reviews the film and content libraries and assesses whether the unamortized cost approximates the fair market value of the libraries. In the event that the unamortized costs exceed the fair market value of the film libraries, the Company will expense the excess of the unamortized costs to reduce the carrying value to the fair market value. During the fiscal year ended March 31, 2007, the Company expensed $0.4 million of unamortized costs associated with the Direct-to-Consumer segment's licensed content library. During a periodic review of the film library and in connection with efforts to increase the quality of the products provided by this segment, the Company determined that certain identified content did not meet the quality standards necessary for future distribution. As a result, the Company determined that the identified content had no future value and accordingly, the Company recorded an impairment expense to write-off the remaining unamortized costs for this content. This write-off is included in the charge for asset dispositions and impairments line item in the consolidated statements of income. The Company had no write-offs of prepaid distribution rights during the fiscal years ended March 31, 2008 or 2006.

Film Costs

        The Company capitalizes its share of film costs in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs. Film costs include amounts for completed films and films still in development. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of the films. Interest expense associated with film costs is not capitalized because the duration of productions is short-term in nature. The cost of film libraries acquired by the Company is also included as a component of film costs. Films are typically direct-to-television in nature. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. Film cost valuations are reviewed on a title-by-title basis when an event or circumstance indicates that the fair value of the title is less than the unamortized cost. Adjustments associated with film cost valuations could have a material impact on the Company's financial position and results of operations in future periods.

        Capitalized film costs are recognized as an expense within cost of sales using the film forecast method. Under this method, capitalized film costs are expensed based on the proportion of the film's revenue recognized for such period relative to the film's estimated remaining ultimate revenue, not to exceed ten years. Ultimate revenue is the estimated total revenue expected to be recognized over a film's useful life. Film revenue associated with this method includes amounts from all sources on an individual-film-forecast-computation method, as defined by SOP 00-2. Estimates of ultimate revenue are reviewed periodically and adjusted if appropriate, and amortization is also adjusted on a prospective basis for such a change in estimate. Changes in estimated ultimate revenue could be due to a variety of factors, including the proportional buy rates of the content as compared to competitive content as well as the level of market acceptance of the television product.

        During the year ended March 31, 2008, the Company recorded an impairment expense of approximately $0.7 million associated with two Film Production segment owned content events. The events were originally valued when the Company acquired MRG in 2006. As part of the Company's process to continually assess the expected performance of owned content, the Company obtained additional information that indicated the actual performance of the events would not meet the original estimates that were established when the Company acquired MRG. As a result, the Company recorded

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

an impairment charge of approximately $0.7 million representing the difference in the unamortized film costs and the fair value of the events. This difference was recorded as a charge for asset dispositions and impairments within the Film Production segment. The Company had no similar write-offs during the years ended March 31, 2007 or 2006.

Equipment and Furniture

        Equipment and furniture are stated at historical cost less accumulated depreciation. The cost of maintenance and repairs to equipment and furniture is expensed as incurred, and significant additions and improvements are capitalized. The capitalized costs of leasehold and building improvements are depreciated using a straight-line method over the estimated useful life of the assets or the term of the related leases, whichever is shorter. All other equipment and furniture assets are depreciated using a straight-line method over the estimated useful life of the assets.

        At March 31, equipment and furniture consisted of the following (in thousands):

	2008	2007
Furniture and fixtures	$875	$819
Computers, equipment and servers	6,825	7,240
Leasehold improvements	2,713	2,698

Equipment and furniture, at cost	10,413	10,757
Less accumulated depreciation	(5,552)	(6,223)

Equipment and furniture, net	$4,861	$4,534

        Depreciation expense was approximately $1.5 million, $1.3 million, and $1.3 million for the years ended March 31, 2008, 2007, and 2006, respectively. During the years ended March 31, 2008 and 2007, the Company retired approximately $1.3 million and $2.7 million, respectively, of fully depreciated equipment.

        At March 31, 2008, the estimated useful lives of equipment and furniture assets were as follows:

Furniture and fixtures	3 to 5 years
Computers, equipment and servers	3 to 5 years
Leasehold improvements	5 to 10 years

Recoupable Costs and Producer Advances

        Recoupable costs and producer advances represent amounts paid by the Company that are expected to be subsequently recouped through the collection of fees associated with the Company's licensing of repped content. In connection with the Film Production segment's repped content operations, the Company enters into sales agency agreements whereby the Company acts as a sales agent for a producer's film ("Sales Agency Agreements"). These Sales Agency Agreements typically include provisions whereby certain costs that are incurred for marketing will be paid by the Company on behalf of the producer (such as movie trailer and ad material costs). The Company may also pay the producer a nonrefundable advance for the related film prior to the distribution of such film. As the

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company subsequently licenses the producer's film and license fees are collected, the recoupable costs and producer advances are recouped by the Company through these license fee collections. License fees typically are not paid to the producer of the related film until such recoupable costs and producer advances have been fully recovered by the Company.

        The Company evaluates recoupable costs and producer advances for impairment based on estimates of future license fee collections. An impairment of these assets could occur if Company estimates indicated that it would be unable to collect fees from the licensing of a film sufficient to recover the related outstanding recoupable costs and producer advances. During the fiscal year ended March 31, 2008, the Company incurred impairment charges related to recoupable costs and producer advances of $0.2 million. No material impairment charges were incurred during the fiscal years ended March 31, 2007 or 2006.

Goodwill and Other Intangible Assets

        Goodwill represents the excess of cost over the fair market value of net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite useful lives are not amortized but instead are tested for impairment annually.

        Other identifiable intangible assets primarily include amounts paid to acquire non-compete agreements with certain key executives, contractual and non-contractual customer relationships, intellectual property rights, patents and below market rent. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives that range from 2.5 to 15 years.

Long-Lived Assets

        The Company continually reviews long-lived assets and certain identifiable intangible assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In evaluating the fair value and future benefits of such assets, the Company considers the anticipated undiscounted future net cash flows of the individual assets over the remaining amortization period and recognizes an impairment loss if the carrying value exceeds the expected future cash flows. The impairment loss is measured based upon the difference between the fair value of the asset and its recorded carrying value. During the years ended March 31, 2008 and 2007, the Company recorded impairment expenses of approximately $0.3 million and $0.1 million, respectively. The assets were identified in connection with the Company's periodic review of long-lived asset carrying values, and the write-offs are included in the impairment expense line item in the consolidated statements of income. The assets associated with the year ended March 31, 2008 impairment charge were reported within the Transactional TV segment operations, and the assets associated with the March 31, 2007 impairment charge were reported within the Direct-to-Consumer segment. No impairment charge was recorded during the year ended March 31, 2006.

Deferred Producer Liabilities

        Deferred producer liabilities represent outstanding amounts due to the producer or to be retained by the Company upon the collection of license fee amounts related to the sale of repped content by the Film Production segment. In accordance with the Sales Agency Agreements entered into by the

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company and repped content producers, when license fees associated with the Company's sale of repped content are collected, the amounts are paid to the producer and/or to the Company. Amounts are paid to the Company for its sales agency commission, recoupment of outstanding film costs and producer advances ("Recoupable Costs") or as market fee revenue. The terms of the Sales Agency Agreements provide that collected license fees are distributed to the producer and/or to the Company based on a specific allocation order as defined by those agreements. The allocation order is dependent on certain criteria including total license fee collections, outstanding Recoupable Cost balances and certain other criteria as specified by the Sales Agency Agreements. Because these criteria cannot be reasonably determined until the license fees are collected, the appropriate allocation order of uncollected license fees cannot be established. Accordingly, the uncollected license fee amounts are recorded as deferred producer liabilities until such time as the amounts are collected and the allocation order can be reasonably determined.

Income per Share

        Basic income per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of outstanding warrants and stock options.

Revenue Recognition

        The Company's revenue consists primarily of fees earned through the electronic distribution of its licensed and owned content through various media outlets including cable multiple system operators ("MSOs"), direct broadcast satellite ("DBS") providers, the hospitality industry, the internet and wireless platforms, premium movie services, and other available media channels. Revenue also consists of fees earned through the licensing of third-party content whereby the Company acts as a sales agent for the film producer. Revenue is recognized when persuasive evidence of an arrangement exists, the services have been rendered or delivery conditions for the completed film have been satisfied, the license period related to Film Production segment arrangements has begun and the customer can begin exploitation of the content, the fee is fixed or determinable and its collection is probable. The process involved in evaluating the appropriateness of revenue recognition involves judgment including estimating monthly revenue based on historical data and determining collectability of fees.

Transactional TV Segment Pay-Per-View and VOD Services

        The Transactional TV segment's pay-per-view ("PPV") and VOD revenue are recognized based on pay-per-view or video-on-demand buys and monthly subscriber counts reported each month by cable MSOs, DBS providers and hospitality providers. The actual monthly sales information is not typically reported to the Transactional TV segment until approximately 30 - 90 days after the month of service. This practice requires management to make monthly revenue estimates based on the Transactional TV segment's historical experience with each customer. Revenue may be subsequently adjusted to reflect the actual amount earned upon receipt of the monthly sales reports. The impact from adjusting estimated revenue to actual revenue has historically been immaterial.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transactional TV Segment Advertising

        Revenue from the advertising of products on the Company's PPV networks is recognized in the same month that the related advertised product is sold, as reported by the Company's third party partners. Revenue from spot advertising is recognized in the month the spot is run on the Transactional TV segment's networks.

Transactional TV Segment C-Band Services

        C-Band network services were sold through customer subscriptions that ranged from a one month period to a three month period. Revenue associated with these services was recognized on a straight-line basis over the term of the subscription. The Company discontinued the provision of C-Band services during the third quarter of fiscal year 2008.

Film Production Segment Owned Content Licensing

        Revenue from the licensing of films is recognized consistent with the provisions of SOP 00-2. In accordance with that provision, revenue is recognized when persuasive evidence of an arrangement exists, the delivery conditions of the completed film have been satisfied, the license period of the arrangement has begun, the fee is fixed or determinable and collection of the fees is probable. For agreements that involve the distribution of content to the home video market, pay-per-view market and video-on-demand market, the Company is unable to determine or reasonably estimate the fees earned from customers in advance of receiving the reported earnings because the market acceptance varies unpredictably by film. As a result, the Company's share of licensing revenue from these arrangements is not recognized until the amounts are reported by the customers.

Film Production Segment Repped Content Licensing

        In accordance with the provisions of Emerging Issues Task Force ("EITF") Issue No. 99-19, the Company recognizes revenue from represented film licensing activities on a net basis as an agent. The revenue recognized for these transactions represents only the sales agency fee earned by the Company on the total licensing fee. The producers' share of the licensing fee is recorded as a liability by the Company until the balance is remitted to the producer. The agreements entered into with the producers may also provide for a marketing fee that can be earned by the Company. The marketing fee is stated as a fixed amount and is earned by the Company as collections from film licensing fees are received. The Company recognizes marketing fees as revenue when the amounts become determinable and the collection of the fee is probable. The revenue recognition of the marketing fee generally corresponds to the performance of the related marketing activities.

Direct-to-Consumer Segment Internet Membership Fees

        Revenue from internet membership fees is recognized over the life of the membership. The Company records an allowance for refunds based on expected membership cancellations, credits and chargebacks.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Contemporaneous Purchases and Sales

        The Company periodically enters into multiple-element transactions whereby the customer is also a vendor. These arrangements are documented in one or more contracts. In considering the appropriate method of accounting for these arrangements, the Company considered various authoritative accounting literature including:

  •
  Accounting Principles Board ("APB") Opinion No. 29, Accounting for Nonmonetary Transactions;

  •
  SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29;

  •
  EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer; and

  •
  EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.

        Consistent with the considered authoritative accounting literature, the Company records each element of contemporaneous purchase and sales transactions based on the respective proportional estimated fair values of the products or services purchased and the products or services sold. Fair value is determined by considering objective, reliable evidence which might include quoted market prices (if available), historical transactions or comparable transactions executed for individual elements. If the Company is unable to reasonably estimate the fair value of the products or services purchased, then the cash consideration given by the Company to the customer is characterized as a reduction in revenue.

Purchases of Multiple Products or Services

        In determining the appropriate accounting treatment for the purchase of multiple products and/or services contemporaneously in one or more contracts, the Company considers the same authoritative accounting literature as mentioned above under the Contemporaneous Purchases and Sales discussion. Consistent with that literature, the Company accounts for the transactions by first determining the fair value of the individual elements to the transaction through the use of objective, reliable evidence of fair value. Based on the determined fair value of each element, the Company allocates the total consideration associated with the arrangement to each element based on its fair value and applies the cost recognition accounting policies to each individual element.

Producer-for-Hire Arrangements

        The Company's Film Production segment periodically acts as a producer-for-hire for certain customers. Through these arrangements, the Company provides services and incurs costs associated with the film production, and the Company earns a fee for its services once the film has been delivered and accepted by the customer. The Company maintains no ownership rights for the produced content. Revenue for these arrangements is recognized when persuasive evidence of an arrangement exists, the film has been delivered and accepted by the customer, the fee is fixed and determinable and collection is probable. The costs incurred for production in these arrangements are initially recorded as a deferred cost within the current assets section of the balance sheet, and the deferred costs are subsequently recorded as a cost of sales when the Company recognizes revenue for the related services. During the fiscal year ended March 31, 2008, the Company completed and recognized revenue on a producer-for-hire arrangement and recorded previously deferred expenses as cost of sales. At March 31, 2008, the Company has no deferred costs recorded in connection with producer-for-hire arrangements. The Company had no significant producer-for-hire arrangements during the year ended March 31, 2007 or 2006.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        The Company expenses advertising costs, which includes tradeshow related expenses, as incurred. Advertising costs for the years ended March 31, 2008, 2007 and 2006 were approximately $1.1 million, $1.5 million and $0.9 million, respectively.

Income Taxes

        The Company makes certain estimates and judgments in determining its income tax provision expense. These estimates and judgments are used in the determination of tax credits, benefits and deductions, and the calculation of certain tax assets and liabilities which are a result of differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. The Company also uses estimates and judgments in determining interest and penalties on uncertain tax positions. Significant changes to these estimates could result in a material change to the Company's tax provision in subsequent periods.

        The Company is required to evaluate the likelihood that it will be able to recover its deferred tax assets. If the Company's evaluation determines that the recovery is unlikely, it would be required to increase the provision for taxes by recording a valuation allowance against the deferred tax assets equal to the amount that is not expected to be recoverable. The Company currently estimates that these deferred tax assets will be recoverable. If these estimates were to change and the Company's assessment indicated it would be unable to recover the deferred tax assets, the Company would be required to increase its income tax provision expense in the period of the change in estimate.

        The calculation of the Company's tax liabilities involves dealing with uncertainties in the application of tax regulations. Effective at the beginning of the first fiscal quarter of 2008, the Company adopted the provisions of Financial Accounting Standards Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax position liabilities accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This process is based on various factors including, but not limited to, changes in facts and circumstances, changes in tax law, settlement of issues under audit, and new audit activity. Changes to these factors and the Company's estimates regarding these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.

Comprehensive Income

        In accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, the Company's comprehensive income includes all changes in equity (net assets) during the period from non-owner sources. During the periods presented, comprehensive income includes the Company's net income and unrealized gains and losses on available-for-sale securities.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, SFAS No. 157 was amended by FASB Staff Position ("FSP") 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions and FSP 157-2, Effective Date of FASB Statement No. 157: Fair Value Measurements. As such, SFAS No. 157 (as amended) is partially effective for measurements and disclosures of financial assets and liabilities for fiscal years beginning after November 15, 2007 and is fully effective for measurement and disclosure provisions on all applicable assets and liabilities for fiscal years beginning after November 15, 2008. The Company does not expect that the adoption of SFAS No. 157 (as amended) will have a material impact on its results of operations and financial position.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after December 15, 2008. The adoption of SFAS No. 141(R) will change the accounting treatment for business combinations on a prospective basis beginning in the third quarter of fiscal year 2009.

        In December 2007, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin (SAB) 110 to amend the SEC's views discussed in SAB 107 regarding the use of the simplified method in developing an estimate of the expected life of stock options in accordance with SFAS No. 123(R). The adoption of SAB 110 did not have a material impact on the Company's results of operations or financial position.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—INCOME PER SHARE

        The components of basic and diluted income per share are as follows (in thousands, except per share data):

	Year Ended March 31,
	2008	2007	2006
Net income	$8,660	$12,309	$11,283

Average outstanding shares of common stock	24,020	23,920	22,876
Dilutive effect of warrants/stock options	128	435	462

Common stock and common stock equivalents	24,148	24,355	23,338

Basic income per share	$0.36	$0.51	$0.49

Diluted income per share	$0.36	$0.51	$0.48

        Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants was greater than the average market price of the common shares, or because the impact on the calculation of certain options and warrants associated with unrecognized compensation and related tax benefits were approximately 1.0 million, 0.6 million and 0.5 million for the years ended March 31, 2008, 2007 and 2006, respectively. Inclusion of these options and warrants would be antidilutive.

NOTE 3—EMPLOYEE EQUITY INCENTIVE PLANS

        During the fiscal years ended March 31, 2007 and 2006, the Company had four shareholder approved stock option plans: the 1998 Incentive Stock Plan, the 1999 Incentive Stock Plan, the Millennium Incentive Stock Option Plan and the 2001 Incentive Stock Plan (collectively referred to as the "Plans").

        Under the Plans, options could be granted by the Compensation Committee to officers, employees, and directors. Options granted under the Plans could either be incentive stock options or non-qualified stock options. Incentive stock options were transferable only upon death. The maximum number of shares of common stock subject to options of any combination that could be granted during any 12-consecutive-month period to any one individual was limited to 250,000 shares. Incentive stock options could only be issued to employees of the Company or subsidiaries of the Company. The exercise price of the options was determined by the Compensation Committee, but in the case of incentive stock options, the exercise price could not be less than 100% of the fair market value on the date of grant.

        Under the Plans, no incentive stock option could be granted to any person who owns more than 10% ("10% Shareholders") of the total combined voting power of all classes of the Company's stock unless the exercise price is at least equal to 110% of the fair market value on the date of grant. No incentive stock options could be granted to an optionee if the aggregate fair market value of the stock with respect to which incentive stock options were exercisable by the optionee in any calendar year under all such plans of the Company and its affiliates exceeds $100,000. Options could be granted under each Plan for terms of up to 10 years, except for incentive stock options granted to 10% Shareholders, which were limited to five-year terms.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—EMPLOYEE EQUITY INCENTIVE PLANS (Continued)

        The aggregate number of shares that could be issued under each plan was as follows:

1998 Incentive Stock Plan	750,000
1999 Incentive Stock Plan	1,500,000
Millennium Incentive Stock Option Plan	2,500,000
2001 Incentive Stock Plan	500,000

        The Plans were adopted to provide the Company with a means to promote the long-term growth and profitability of the Company by:

  i)
  providing key people with incentives to improve stockholder value and to contribute to the growth and financial success of the Company, and

  ii)
  enabling the Company to attract, retain, and reward the best available people for positions of substantial responsibility.

        During the quarter ended September 30, 2007, the Company adopted the New Frontier Media, Inc. 2007 Stock Incentive Plan (the "2007 Plan"), which was approved by the Company's shareholders. The purpose of the 2007 Plan was to replace the prior Plans with one incentive plan. No awards or grants are available to be made under the prior Plans. Under the 2007 Plan, employees and directors of the Company may be granted incentive stock options, restricted stock, bonus stock and other awards, or any combination thereof. There were 1,250,000 shares of the Company's common stock originally authorized for issuance under the 2007 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 350,000 shares. As of March 31, 2008, approximately 0.9 million shares of the Company's common stock were available for issuance under the 2007 Plan.

        For stock options and stock appreciation awards issued under the 2007 Plan, the exercise price must be at least equal to 100% of the fair market value at the date of grant. For restricted stock and other awards issued under the 2007 Plan, any full value award that is not subject to the minimum vesting periods under the 2007 Plan must not exceed 5% of the aggregate number of shares of common stock that may be issued under the 2007 Plan. In general, full value awards (any award other than a stock option, stock appreciation right, or other award for which the holder pays the intrinsic value) are required to vest over a period of not less than three years from the grant date for those full value awards that vest based solely on employment with the Company or one year following the commencement of the performance period for full value awards that vest based upon the attainment of performance goals. Options issued under the 2007 Plan shall have a term of no more than 10 years from grant date.

Share-Based Compensation

        Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payments. SFAS No. 123(R) requires employee and non-employee director stock options to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award. The Company previously accounted for awards granted under its stock incentive plans using the intrinsic value method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and provided the required pro forma disclosures

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—EMPLOYEE EQUITY INCENTIVE PLANS (Continued)

prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended. The exercise price of options granted was equal to or greater than the market price of the Company's common stock on the date of grant. Accordingly, no share-based compensation was recognized in the financial statements prior to April 1, 2006.

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

        The Company has various stock plans for key employees and non-employee directors which were stockholder approved and under which nonqualified and incentive stock options have been granted as noted above. Options granted by the Company generally vest over a one to four-year period and expire ten years from the grant date. During the year ended March 31, 2008, all stock options issued were from the 2007 Plan. Net cash proceeds from the exercise of stock options and warrants were $0.5 million, $2.8 million and $0.8 million for the years ended March 31, 2008, 2007 and 2006, respectively. The Company issues new shares of common stock upon the exercise of stock options.

        Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS No. 123(R) requires that cash flows from the exercise of stock options resulting from tax benefits or shortfalls relative to the recognized cumulative compensation cost (excess tax shortfall or benefits) be classified as financing cash flows. For the year ended March 31, 2008, the Company recorded a $0.1 million tax shortfall within financing cash flows. For the year ended March 31, 2007, the Company recorded a $0.8 million tax benefit within financing cash flows.

        The following table summarizes the effects of share-based compensation during the years ended March 31, 2008 and 2007, resulting from the application of SFAS No. 123(R) to options granted under the Company's stock plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

	Year Ended March 31,
	2008	2007
Share-based compensation expense before income taxes	$906	$1,034
Income tax benefit	(335)	(407)

Total share-based compensation expense after income taxes	$571	$627

Share-based compensation effects on basic earnings per common share	$0.02	$0.03

Share-based compensation effects on diluted earnings per common share	$0.02	$0.03

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—EMPLOYEE EQUITY INCENTIVE PLANS (Continued)

        Pro forma information required under SFAS No. 123 for the years prior to fiscal year 2007 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company's stock plans was as follows (in thousands, except per share amounts):

Year Ended March 31, 2006
Net income, as reported	$11,283
Less: Fair value of share-based compensation excluded from net income, net of tax	(747)

Pro forma net income	$10,536

Basic income per share
As reported	$0.49

Pro forma	$0.46

Diluted income per share
As reported	$0.48

Pro forma	$0.45

        For share-based compensation recognized during the fiscal year ended March 31, 2008 and 2007 as a result of the adoption of SFAS No. 123(R) as well as pro forma disclosures according to the original provisions of SFAS No. 123 for the periods prior to the adoption of SFAS No. 123(R), the Company uses the Black-Scholes option pricing model to estimate the fair value of options granted under the Company's stock plans. The weighted average estimated values of employee stock option grants, as well as the weighted average assumptions that were used in calculating the values for the years ended March 31, 2008, 2007 and 2006 were as follows:

	Year Ended March 31,
	2008	2007	2006
Weighted average estimated value	$1.40	$4.61	$3.16
Expected term (in years)	5	5	4
Risk free interest rate	3.5%	4.8%	4.0%
Volatility	53%	64%	66%
Dividend yield	8%	#	—%

#
For stock options issued through the nine months ended December 31, 2006, the dividend yield was 0%. For stock options issued during the three months ended March 31, 2007, the dividend yield was 3.3%.

        Volatility assumptions were derived using historical volatility data. The expected term data was stratified between officers and non-officers. The expected term was determined using the weighted average exercise behavior for these two groups of employees. During the quarter ended March 31, 2007, the Company's future dividend yield at the time the options were issued was to be determined as 60% of free cash flow and so the dividend yield assumption used for stock options issued during that period was based on a forecast estimate of the Company's future free cash flow determined at the

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—EMPLOYEE EQUITY INCENTIVE PLANS (Continued)

approximate date that the related stock options were issued. The dividend yield assumption for stock options issued during the year ended March 31, 2008 was based on the declared dividend as approved by the Board of Directors divided by the Company's end of day stock price on the related date of the stock option grant.

        Share-based compensation expense recognized in the consolidated statements of income for the year ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and are different for officers and non-officers. The forfeiture rate for officers during each of the years ended March 31, 2008 and 2007 is 0%. The forfeiture rate for non-officers during the years ended March 31, 2008 and 2007 is 16% and 17%, respectively. In pro forma information required under SFAS No. 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

        The following table includes certain information related to the Company's compensatory stock option and warrant activity for the year ended March 31, 2008:

	Stock Options	Warrants	Total	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)(1)	Weighted-Average Remaining Contractual Term (Years)
Outstanding at March 31, 2007	1,607,927	28,000	1,635,927	$6.69
Granted	462,500	—	462,500	$5.37
Exercised	(94,225)	—	(94,225)	$5.43	$191
Forfeited/Cancelled	(248,400)	—	(248,400)	$7.02

Outstanding at March 31, 2008	1,727,802	28,000	1,755,802	$6.36	$1,177	7

Options and warrants exercisable at March 31, 2008	1,052,652	28,000	1,080,652	$6.61	$663	6

Options and warrants vested and expected to vest at March 31, 2008—Non-Officers	703,485	28,000	731,485	$6.71	$390	7

Options and warrants vested and expected to vest at March 31, 2008—Officers	995,000	—	995,000	$6.15	$746	7

(1)
The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the year if unexercised.

        As of March 31, 2008, there was $0.4 million and $1.1 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company's equity incentive plan. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of 2.6 years and 3.3 years, respectively. The aggregate intrinsic value of options exercised during the year ended March 31, 2006 was $1.5 million.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—MARKETABLE SECURITIES

        Marketable securities are required to be categorized as trading, available-for-sale or held-to-maturity. On March 31, 2008 and 2007, the Company had no trading or held-to-maturity securities. The marketable securities held by the Company at March 31, 2008 and 2007 are considered to be available-for-sale and are reported at fair value. Available-for-sale securities held by the Company at March 31, 2008 were as follows (in thousands):

		Gross Unrealized
	Gross Amortized Cost			Estimated Fair Value
		Gains	Losses
Corporate debt securities	$97	$—	$—	$97
Municipal securities	828	5	—	833

Total available-for-sale securities	$925	$5	$—	$930

        The contractual maturities of these investments as of March 31, 2008, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2009	$925	$930

        Available-for-sale securities held by the Company at March 31, 2007 were as follows (in thousands):

		Gross Unrealized
	Gross Amortized Cost			Estimated Fair Value
		Gains	Losses
Bank debt	$1,148	$—	$(1)	$1,147
Floating rate securities	2,500	—	—	2,500
Mortgage-backed securities	1,000	—	(1)	999
Corporate debt securities	971	—	(25)	946
Municipal securities	3,679	—	(3)	3,676

Total available-for-sale securities	$9,298	$—	$(30)	$9,268

        The contractual maturities of these marketable securities as of March 31, 2007, were as follows (in thousands):

	Available-for-Sale Securities
Year Ended March 31,	Gross Amortized Cost	Fair Value
2008	$8,710	$8,681
2009	588	587

Total available-for-sale securities	$9,298	$9,268

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACQUISITIONS

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

        The aggregate purchase price of $21.1 million consisted of $15.0 million in cash, 748,570 shares of New Frontier Media, Inc. common stock valued at approximately $5.0 million, and approximately $1.1 million in fees and expenses incurred by the Company. Approximately $2.6 million of cash was initially held in escrow pending the resolution of certain contingencies. A portion of these escrow funds was released in the prior fiscal year in connection with the settlement of certain liabilities related to the acquisition, and the remaining outstanding escrow funds of $1.6 million were released to the former owners of MRG during the current fiscal year.

        As part of the MRG acquisition, the Company entered into an earn-out arrangement which provides for three additional earn-out payments totaling $2.0 million payable to the selling shareholders of MRG over a three year term if certain performance targets as defined by the purchase agreement are achieved each year. The 2006 calendar year earn-out target was exceeded and the amount due to the former principals of MRG of approximately $0.7 million was paid in May 2007. In accordance with the provisions of EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, the earn-out amount was recorded as an expense because the future earn-out consideration would be forfeited if the selling shareholders' employment terminated.

        During the first nine months of calendar year 2007, the Company estimated that the second annual earn-out target for the twelve months ended December 31, 2007 would also be met. However, actual results for MRG were not sufficient to achieve the second annual performance target. As a result, the previously accrued earn-out liability of approximately $0.5 million was reversed. The second annual earn-out payment could still be obtained by the selling shareholders of MRG if the performance results in year three of the earn-out period exceed the related year three target by an amount greater than the year two target shortfall. If actual performance or estimates for the twelve month period ending December 31, 2008 indicate that an overachievement equal to the shortfall in 2007 is likely to occur, the Company may be required to record the earn-out expenses that were reversed in the third quarter of the current fiscal year in subsequent future periods. The Company does not believe that the year three earn-out or recoupment of the year two earn-out is probable based on current estimates and historical performance data. As a result, the Company has not accrued any earn-out amounts at March 31, 2008.

        The aggregate purchase price and costs associated with the MRG acquisition exceeded the net fair value of the assets acquired and liabilities assumed and in accordance with the provisions of SFAS No. 141, this excess amount was recorded as goodwill. The goodwill recognized in connection with the acquisition reflects additional value that the Company expects to achieve through the use of the MRG content library and the distribution of that content through new distribution platforms such as video-on-demand via the cable and hotel markets. The Company also expects to achieve additional

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACQUISITIONS (Continued)

value through the MRG international relationships which could assist in providing new opportunities to expand the Transactional TV segment into new distribution networks. The aggregate purchase price of MRG was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as follows (in thousands):

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

        The aggregate purchase price and costs associated with the acquisition initially exceeded the preliminary estimated fair value of the net assets acquired by $13.0 million. During the quarter ended June 30, 2006, the Company completed the valuation of the intangible assets acquired in the MRG transaction. Based on this valuation, the amount allocated to the non-compete agreements declined from $4.6 million to $2.1 million, and $1.4 million was allocated to contractual/non-contractual relationships with a 5-year life. The net decrease in the value of the intangible assets of $1.1 million was reclassified to goodwill. In addition, goodwill increased by $0.7 million due to the deferred tax liability established in connection with the value allocated to the contractual/non-contractual relationships and from certain other miscellaneous valuation updates. During the quarter ended March 31, 2007, the Company resolved certain tax liabilities that existed at the initial acquisition date which resulted in an addition of $0.1 million to goodwill.

        The allocation of the purchase price was based on a third-party valuation of the fair value of identifiable intangible assets and certain equipment and furniture. The cost of the identifiable intangible assets is amortized on a straight-line basis over periods ranging from 2.5 years to 5 years. The intangible assets include a non-compete of $2.1 million (5 year life), contractual/noncontractual relationships of $1.4 million (5 year life) and a below market lease of $0.2 million (2.5 year life). The $10.6 million value of the film library reflects a $5.2 million increase in the historical value as a result of the third-party valuation. The film library will be amortized on the individual-film-forecast method. Goodwill is not deductible for tax purposes and will be reported within the Film Production segment assets. The results of MRG have been included in the consolidated financial statements since the acquisition date.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACQUISITIONS (Continued)

        Unaudited pro forma results of operations based on historical operating results for the year ended March 31, 2006 assuming the acquisition was effective April 1 of the fiscal year is as follows (in thousands, except per share data):

Year Ended March 31, 2006
Net sales	$59,600

Net income	$10,971

Basic income per share	$0.46

Diluted income per share	$0.46

        The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operation that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        In accordance with the provisions of SFAS No. 141, the Company is required to estimate the fair value of the tangible assets and liabilities and the identifiable intangible assets of an acquired business. The aggregate purchase price paid for the business is allocated to those assets and liabilities based on the determined fair values, and any unallocated purchase price is recorded as goodwill. The unallocated value that is recorded as goodwill is not amortized to the Company's consolidated statements of income but is instead subject to an annual impairment test. Estimates inherent in the process of this purchase price allocation include assumptions regarding the timing and amounts of future cash inflows and outflows, the salability of content, selection of discount rates, and general market conditions. Where appropriate, third-party valuation professionals are used to assist the Company in making these estimates.

Goodwill

        Goodwill is classified within the segment that employs the goodwill in its operations. Changes in the carrying amount of goodwill for the years ended March 31, 2008 and 2007, by reportable segment, are as follows (in thousands):

	Transactional TV	Film Production	Total
Balance as of March 31, 2006	$3,743	$13,001	$16,744
Adjustments to MRG purchase price allocation	—	1,864	1,864

Balance as of March 31, 2007	3,743	14,865	18,608

Balance as of March 31, 2008	$3,743	$14,865	$18,608

        In accordance with the provisions of SFAS No. 142, the Company performs an impairment analysis on goodwill at the reporting segment level annually, or more frequently if events or changes in circumstances indicate that it might be impaired. The impairment test consists of a comparison of the

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

estimated fair value of the reporting segment with its book value, including goodwill. If the estimated fair value of a reporting unit is less than the book value, then an impairment is deemed to have occurred. The Company reviewed its recorded goodwill for potential impairment at March 31, 2008 and concluded that goodwill was not impaired.

Other Identifiable Intangible Assets

        Intangible assets that are subject to amortization are as follows (in thousands, except useful life):

		March 31, 2008			March 31, 2007
	Useful Life (Years)	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Non-Compete agreement	5	$2,131	$(899)	$1,232	$2,070	$(483)	$1,587
Contractual/Noncontractual relationships	5	1,375	(596)	779	1,375	(321)	1,054
Below market leases and other	2.5-15	278	(223)	55	278	(148)	130
Intellectual property	5	540	(18)	522	—	—	—
Patent	5	460	(15)	445	—	—	—

		$4,784	$(1,751)	$3,033	$3,723	$(952)	$2,771

        Amortization expense for intangible assets subject to amortization for March 31, 2008, 2007 and 2006 was approximately $0.8 million, $0.7 million and $0.3 million, respectively.

        Amortization expense for intangible assets subject to amortization in each of the next five fiscal years ended March 31, 2009, 2010, 2011, 2012 and 2013 is estimated to be approximately $0.9 million, $0.9 million, $0.8 million, $0.2 million and $0.2 million, respectively.

NOTE 7—PREPAID DISTRIBUTION RIGHTS

        The Company's Transactional TV and Direct-to-Consumer segments' film and content libraries consist of film licensing agreements. The Company capitalizes the costs associated with the licenses and certain editing costs and amortizes these costs on a straight-line basis over the term of the licensing agreement. The components of prepaid distribution rights are as follows (in thousands):

	March 31,
	2008	2007
Gross carrying amount	$17,828	$17,434
Accumulated amortization	(7,447)	(8,350)

Net carrying amount	$10,381	$9,084

        Amortization expense for prepaid distribution rights for March 31, 2008, 2007 and 2006 was approximately $3.2 million, $3.5 million and $4.1 million, respectively. During the years ended March 31, 2008 and 2007, the Company retired approximately $4.1 million and $6.4 million, respectively, of fully amortized prepaid distribution rights.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FILM COSTS

        The components of film costs, which are primarily direct-to-television, are as follows (in thousands):

	March 31,
	2008	2007
In release, net	$4,876	$6,204
Completed, not yet released	246	63
In production	2,504	724

Total capitalized film costs, net	$7,626	$6,991

        The Company expects to amortize approximately $3.3 million in capitalized film production costs during fiscal year 2009. The Company expects to amortize substantially all unamortized film costs for released films by March 31, 2011.

NOTE 9—INCOME TAXES

        The components of the income tax provision for the years ended March 31 were as follows (in thousands):

	2008	2007	2006
Current
Federal	$4,421	$8,623	$5,851
State	824	1,065	731

Total current	5,245	9,688	6,582

Deferred
Federal	(3)	(1,422)	(620)
State	(163)	(270)	(138)

Total deferred	(166)	(1,692)	(758)

Total	$5,079	$7,996	$5,824

        A reconciliation of the expected income tax computed using the federal statutory income tax rate to the Company's effective income tax rate is as follows for the years ended March 31:

	2008	2007	2006
Income tax computed at federal statutory tax rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	3.2	3.4	3.1
Change in valuation allowance	—	—	(3.6)
Non-deductible items	(0.2)	0.3	0.5
Other	(1.0)	0.7	0.0

Total	37.0%	39.4%	34.0%

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        Significant components of the Company's deferred tax liabilities and assets as of March 31 are as follows (in thousands):

	2008	2007
Deferred Tax Liabilities
Depreciation	$(14)	$(137)
Goodwill	(583)	(315)
Film library	(1,985)	(1,229)
Tax method changes	(419)	(636)
Identifiable intangibles	(353)	(423)
Other	(58)	(47)

Total deferred tax liabilities	(3,412)	(2,787)

Deferred Tax Assets
Net operating loss carryforward	924	990
Deferred revenue	285	269
Asset disposition, impairment and other reserves	456	18
Allowance for doubtful accounts and reserve for sales returns	96	23
Share-based compensation	699	362
Capital loss carryforward	4	4
Accruals	149	359
Identifiable intangibles	271	129
Other	353	185

Total deferred tax assets	3,237	2,339

Net deferred tax liability	$(175)	$(448)

        The Company realized tax benefits for the tax deductions from option and warrant exercises of $0.1 million, $1.0 million, and $0.5 million for the years ended March 31, 2008, 2007 and 2006, respectively. These deductions result in an increase in additional paid-in capital.

        Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

        The Company has deferred tax assets that have arisen primarily as a result of operating losses incurred and other temporary differences between book and tax accounting. SFAS No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. As of March 31, 2008, the Company determined that it was more likely than not that its deferred tax asset related to its net operating losses would be recognized and accordingly no valuation allowance has been recorded.

        Net deferred tax liabilities of approximately $2.5 million pertain to certain temporary differences related to purchased intangibles, the film library and accounting method changes, which arose as part of the MRG acquisition completed during the prior fiscal year.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        The Company has net operating loss carryforwards of approximately $2.3 million for Federal Income Tax purposes, which expire through 2019. For tax purposes there is an annual limitation of approximately $208,000 for the remaining 11 years on all of the Company's net operating loss under Internal Revenue Code Section 382. Internal Revenue Code Section 382 also places a limitation on the utilization of net operating losses carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. When a change occurs the actual utilization of net operating loss carryforwards, for tax purposes, is limited annually to a percentage of the fair market value of the Company at the time of such change.

        Effective at the beginning of the first fiscal quarter of 2008, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The adoption of FIN No. 48 did not affect the Company's liability for unrecognized tax benefits as no new uncertain tax positions were recognized. The total amount of gross unrecognized tax benefits as of the date of adoption was $1.8 million and was classified as long-term income taxes payable. $0.4 million of these gross unrecognized tax benefits would impact the effective tax rate if realized. The Company's policy to include interest related to unrecognized tax benefits within interest expense and income tax penalties as income tax expense on the consolidated statements of income did not change as a result of implementing the provisions of FIN No. 48. As of the date of adoption of FIN No. 48, the Company had $0.2 million and $0 accrued for the payment of interest and penalties, respectively, relating to unrecognized tax benefits.

        For the fiscal year ended March 31, 2008, the aggregate changes in the balance of unrecognized tax benefits were as follows (in thousands):

Beginning balance at April 1, 2007 (date of adoption)	$1,849
Decrease in balance related to tax positions taken in prior periods	(11)

Ending balance at March 31, 2008	$1,838

        In accordance with the provisions of FIN No. 48, the Company has total unrecognized tax benefits of approximately $1.8 million of which approximately $0.2 million are not expected to be settled within one year and have been classified as other long-term liabilities at March 31, 2008. If the Company were to prevail on all uncertain tax positions, the net effect is estimated to be a benefit to the Company's effective tax rate of approximately $0.4 million. During the fiscal year ended March 31, 2008, the Company had accrued approximately $0.4 million and $0 of interest expense and penalties, respectively, of which approximately $0.1 million was recognized through interest expense during the year ended March 31, 2008. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would result in a benefit to the Company.

        In accordance with the provisions of FIN No. 48, the Company estimates that it is reasonably possible that the short-term unrecognized tax benefits will be settled during the fiscal year ending

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

March 31, 2009 because either a) the more-likely-than-not recognition threshold will be met during the period, b) the tax is settled through negotiation or litigation, or c) the statute of limitations for the relevant taxing authority to examine and challenge the tax position will expire. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

        The Company files U.S. federal and state income tax returns. With few exceptions, the Company is no longer subject to examination of its federal and state income tax returns for years prior to fiscal 1999.

NOTE 10—CASH DIVIDENDS AND STOCK REPURCHASE

        In December 2005, the Company's Board of Directors approved a 2.0 million share repurchase plan to be executed over 30 months. The Company repurchased approximately 0.6 million and 0.3 million shares of common stock during fiscal years 2008 and 2007, respectively, in accordance with this plan for a total purchase price of approximately $3.9 million and $2.2 million, respectively. In June 2008, the Board of Directors extended the duration of the stock repurchase program through June 2010.

        On December 7, 2006, the Company's Board of Directors declared a special dividend of $0.60 per share. The Company paid this dividend in February 2007 to shareholders of record on January 15, 2007. During each of the quarters in fiscal year 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock. The Company paid approximately $9.0 million in cash dividends through March 31, 2008. Additionally, as of March 31, 2008, the Company had a dividend payable of $3.0 million that was subsequently paid in April 2008. The Board of Directors did not declare a quarterly dividend for the first quarter of fiscal year 2009, and the payment of future quarterly dividends is at the discretion of the Board of Directors.

NOTE 11—SEGMENT INFORMATION

        The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's senior management.

        The Company has the following three reportable segments:

  •
  Transactional TV—distributes branded adult entertainment programming networks and VOD content through electronic distribution platforms including cable television and DBS operators.

  •
  Film Production—produces and distributes mainstream films and erotic features and events. These titles are distributed on U.S. and international premium channels and pay-per-view channels across a range of cable and satellite distribution platforms. The Film Production segment also distributes a full range of independently produced motion pictures to markets around the world. Additionally, this segment periodically provides producer-for-hire services to certain major Hollywood studios.

  •
  Direct-to-Consumer—aggregates and resells adult content via the Internet. The Direct-to-Consumer segment sells content to monthly subscribers primarily through its consumer websites. This segment also includes the results of a set-top box and IPTV business that began

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SEGMENT INFORMATION (Continued)

    incurring costs in the fourth quarter of fiscal year 2008 in connection with the testing of the business model concept.

        Expenses reported as Corporate Administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc. that are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ, executive employee costs, and the Securities and Exchange Commission ("SEC"), investor relations and printing costs associated with the Company's public filings and shareholder communications.

        The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels. The selected balance sheet information and operating results of the Company's segments at the dates and during the periods presented below were as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006
Net Sales
Transactional TV	$40,998	$47,242	$43,150
Film Production	13,094	13,694	1,172
Direct-to-Consumer	1,819	2,335	2,529

Total	$55,911	$63,271	$46,851

Segment Profit
Transactional TV	$21,286	$27,675	$22,986
Film Production	2,307	2,182	(216)
Direct-to-Consumer	(28)	(689)	354
Corporate Administration	(9,826)	(8,863)	(6,017)

Total	$13,739	$20,305	$17,107

Interest Income
Transactional TV	$2	$3	$11
Film Production	7	23	—
Corporate Administration	702	1,215	1,144

Total	$711	$1,241	$1,155

Interest Expense
Transactional TV	$—	$—	$23
Direct-to-Consumer	2	1	4
Corporate Administration	155	228	14

Total	$157	$229	$41

Depreciation and Amortization
Transactional TV	$4,541	$4,470	$5,084
Film Production	3,619	6,818	609
Direct-to-Consumer	111	254	289
Corporate Administration	14	12	9

Total	$8,285	$11,554	$5,991

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SEGMENT INFORMATION (Continued)

        The majority of the Company's sales are derived from the United States. International sales based on the geographic billing location of the customer were approximately $4.8 million, $4.9 million and $0.8 million for the years ended March 31, 2008, 2007 and 2006, respectively.

        The Company's total identifiable asset balance by operating segments is as follows (in thousands):

	March 31,
	2008	2007	2006
Identifiable Assets
Transactional TV	$125,500	$104,444	$77,407
Film Production	34,269	30,520	32,531
Direct-to-Consumer	17,904	16,462	15,854
Corporate Administration	47,838	56,268	54,111
Eliminations	(141,850)	(119,478)	(93,138)

Total	$83,661	$88,216	$86,765

NOTE 12—MAJOR CUSTOMERS

        The Company's major customers (revenue in excess of 10% of total sales) are EchoStar Communications Corporation ("DISH"), DirecTV, Inc. ("DirecTV"), Comcast Corporation ("Comcast") and Time Warner, Inc. ("Time Warner"). These customers are included in the Transactional TV and Film Production segments. Revenue from these customers as a percentage of total revenue for each of the three years ended March 31 is as follows:

	2008	2007	2006
Comcast	18%	14%	12%
DISH	14%	21%	35%
Time Warner	14%	12%	14%
DirecTV	13%	13%	—%

        The Company's outstanding accounts receivable balances due from its major customers as of March 31 are as follows (in thousands):

	2008	2007
Comcast	$1,882	$1,919
DISH	1,817	2,174
Time Warner	1,015	1,374
DirecTV	2,011	1,088

Total	$6,725	$6,555

        The loss of any of the Company's major customers would have a materially adverse effect on the Company's results of operations and financial condition.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The following table reflects the Company's contractual cash obligations as of March 31, 2008 for each of the time periods specified (in thousands):

Year Ended March 31,	Operating Leases	Vendor Obligations	Total
2009	$1,938	$5,033	$6,971
2010	2,032	4,178	6,210
2011	1,802	1,785	3,587
2012	1,092	1,219	2,311
2013	663	1,099	1,762
Thereafter	319	4,500	4,819

Total minimum payments	$7,846	$17,814	$25,660

        For the purposes of this table, contractual obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum services to be purchased and the approximate timing of the transaction. Obligations to acquire specified quantities of movie license rights that are subject to the delivery of the related movies are included in vendor obligations because the Company estimates that the movies will be delivered in the specified time periods.

        The Company has recorded long-term income taxes payable of approximately $0.2 million for uncertain tax positions, reduced by the associated federal deduction for state taxes. The Company also has $1.6 million of uncertain tax positions recorded as current taxes payable at March 31, 2008. The Company is unable to reliably estimate the timing of future payments, if any, related to these uncertain tax positions. Therefore, the amounts have been excluded from the above table.

Operating Lease Obligations

        The Company maintains non-cancelable leases for office space and equipment under various operating leases. The leases for office space expire through November 2013 and contain annual Consumer Price Index escalation clauses. The Company's Transactional TV segment has entered into direct lease agreements that expire through December 2010 with an unrelated party for the use of transponders to broadcast its channels on satellites. As the lessee of transponders under the transponder agreements, the Company is subject to arbitrary refusal of service by the service provider if that service provider determines that the content being transmitted by the Company is harmful to the service provider's name or business. Any such service disruption would substantially and adversely affect the financial position and results of operations of the Company. The Company also bears the risk that the access of their networks to transponders may be restricted or denied if a governmental authority commences an investigation concerning the content of the transmissions. Additionally, certain cable operators may be reluctant to carry less edited or partially edited adult programming on their systems. If either of the above scenarios occurred, it could adversely affect the Company's financial position and results of operations. The Company had no equipment under capital lease at March 31, 2008 or 2007.

        Rent expense for the years ended March 31, 2008, 2007 and 2006 was approximately $1.7 million, $2.1 million and $2.3 million, respectively, which includes transponder expenses.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

Vendor Obligations

        From time to time, the Company enters into arrangements with movie studios to acquire license rights for a fixed and/or minimum quantity of movies over various purchase periods as defined by the agreements. Additionally, the Company is party to certain uplinking, transport and marketing services that contractually obligate the Company to receive services over specified terms as per these arrangements. The Company is also obligated to make future payments associated with its purchase of intellectual property and patent rights. These contractual obligations are reflected in the above table as vendor obligations.

Employment Contracts

        The Company employs certain key executives under non-cancelable employment contracts in Colorado, California, Arizona, Florida and Georgia. These employment contracts expire through March 2010.

        Commitments under these obligations at March 31, 2008 were as follows (in thousands):

Year Ended March 31,
2009	$4,010
2010	529

Total obligation under employment contracts	$4,539

Acquisition Earn-out

        As discussed in Note 5—Acquisitions, the MRG acquisition agreement provides that the Company would be required to pay up to approximately $1.3 million related to the calendar years ended 2007 and 2008 if certain performance targets as defined by the purchase agreement are achieved during the calendar year ended 2008. The Company does not believe that the achievement of these performance targets will occur based on current estimates and historical performance data and as a result, the Company has not accrued any earn-out amounts at March 31, 2008. If actual performance or estimates for the twelve month period ending December 31, 2008 indicate that the performance targets will be met, the Company may be required to record an earn-out expense in subsequent periods.

NOTE 14—BORROWING ARRANGEMENTS

        In July 2007, the Company obtained a $7.5 million line of credit from an outside financial institution. Amounts borrowed under the line of credit can be used to support the Company's short-term working capital needs. The line of credit is secured by the Company's trade accounts receivable and will mature in July 2008. The interest rate applied to borrowings under the line of credit is based on the current prime rate less 0.13%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and the Company was in compliance with these covenants at March 31, 2008. The Company has made no borrowings under the line of credit.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—DEFINED CONTRIBUTION PLAN

        The Company sponsors a 401(k) retirement plan. The plan covers substantially all eligible employees of the Company. Employee contributions to the plan are elective, and the Company has discretion to match employee contributions. All contributions by the Company are vested over a three-year period. Contributions by the Company for the years ended March 31, 2008, 2007, and 2006 were approximately $0.3 million, $0.3 million and $0.2 million, respectively.

NOTE 16—SHAREHOLDER RIGHTS PLAN

        On November 29, 2001, the Company's Board of Directors adopted a Stockholder Rights Plan in which Rights will be distributed at the rate of one Right for each share of the Company's common stock held by stockholders of record as of the close of business on December 21, 2001. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock after November 29, 2001, or commences a tender offer upon consummation of which the person or group would beneficially own 15% or more of the Company's outstanding common stock. Each Right will initially be exercisable at $10.00 and will expire on December 21, 2011.

NOTE 17—RELATED PARTY TRANSACTIONS

        The Company paid approximately $0.2 million, $0.4 million and $0.1 million to Isaacman, Kaufman & Painter during the fiscal years ended March 31, 2008, 2007 and 2006, respectively, associated with legal services. The Company's board member, Alan Isaacman, is a Senior Member of Isaacman, Kaufman & Painter. Additionally, the Company had outstanding payables to the co-presidents of MRG totaling approximately $21 thousand and $0.6 million as of March 31, 2008 and 2007, respectively, and the Company paid approximately $0.6 million associated with these outstanding payables to the co-presidents during the year ended March 31, 2008. The payments and amounts due to the co-presidents of MRG are associated with certain MRG acquisition related transactions.

NOTE 18—LEGAL PROCEEDINGS

        During the quarter ended March 31, 2007, the Company participated in mediation with TVN Entertainment Corporation ("TVN") regarding a complaint that was originally filed by TVN in the Superior Court of the State of California for the County of Los Angeles in 2005. The original complaint related to a Licensing, Encoding and Transport agreement (the "Transport Agreement") entered into by TVN and the Company's Transactional TV segment. The complaint alleged that under the Transport Agreement, TVN was entitled to certain fees for transport services even in those circumstances where TVN was not the party providing the transport services. The Company responded to the complaint with certain counterclaims and a general denial of the allegations. In July 2007, the Company and TVN resolved the dispute. In connection with the resolution of the dispute, the Company paid $0.5 million in consideration of the dismissal and release of claims by TVN regarding past non-payment of fees which were accrued at March 31, 2007, and the Company agreed to pay TVN a quarterly fee of approximately $0.1 million (beginning with the quarter ended June 30, 2007) through the quarter ended March 31, 2010 for certain additional services provided by TVN.

        In the normal course of business, the Company is subject to various other lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—QUARTERLY INFORMATION (UNAUDITED)

        The consolidated results of operations on a quarterly basis were as follows (in thousands, except per share amounts):

				Earnings Per Common Share
		Gross Margin
	Net Sales		Net Income	Basic	Diluted
2008
First quarter	$12,940	$9,143	$1,497	$0.06	$0.06
Second quarter	12,430	8,971	2,145	0.09	0.09
Third quarter	17,921	11,049	3,132	0.13	0.13
Fourth quarter	12,620	9,062	1,886	0.08	0.08

Total	$55,911	$38,225	$8,660	$0.36	$0.36

2007
First quarter	$16,328	$10,999	$3,549	$0.15	$0.15
Second quarter	16,166	10,971	3,654	0.15	0.15
Third quarter	16,569	11,825	3,384	0.14	0.14
Fourth quarter	14,208	9,845	1,722	0.07	0.07

Total	$63,271	$43,640	$12,309	$0.51	$0.51

NOTE 20—SUBSEQUENT EVENTS

        On April 4, 2008, the Company paid a $0.125 per share quarterly dividend as directed by the Board of Directors to shareholders of record on March 24, 2008. The total cash disbursed by the Company for the divided was approximately $3.0 million. As described in Note 10, the Board of Directors did not declare a quarterly dividend for the first quarter of fiscal year 2009, and the payment of future quarterly dividends is at the discretion of the Board of Directors. Additionally, in June 2008 the Board of Directors extended the duration of the stock repurchase program through June 2010.

        In April and May 2008, certain executive officers and other key employees executed new or amended employment contracts with the Company. The terms and conditions of the amended contracts are materially equivalent to the original agreements. The impact of the new and amended contracts on the Company's contractual future obligations is to increase the amounts by $0.9 million, $2.3 million and $1.6 million in each of the fiscal years ended March 31, 2009, 2010 and 2011, respectively.

SUPPLEMENTAL INFORMATION

VALUATION AND QUALIFYING ACCOUNTS—SCHEDULE II

(in thousands)

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for doubtful accounts
March 31, 2008	$41	$307	$(179)	$169

March 31, 2007	$32	$14	$(5)	$41

March 31, 2006	$24	$(1)	$9	$32

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Valuation allowance for deferred tax asset
March 31, 2008	$—	$—	$—	$—

March 31, 2007	$—	$—	$—	$—

March 31, 2006	$609	$(609)	$—	$—

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Reserve for chargebacks/credits
March 31, 2008	$7	$40	$(36)	$11

March 31, 2007	$9	$51	$(53)	$7

March 31, 2006	$14	$66	$(71)	$9

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Accrued restructuring expense
March 31, 2008	$46	$(46)	$—	$—

March 31, 2007	$50	$—	$(4)	$46

March 31, 2006	$91	$(18)	$(23)	$50

EXHIBIT INDEX

Exhibits Number		Description
3.01		—Amended and Restated Articles of Incorporation of the Company(13)
3.02		—Amended and Restated Bylaws of the Company
3.03		—Amended and Restated Bylaws of the Company, marked to show amendments
4.01		—Form of Common Stock Certificate(1)
4.02		—Rights Agreement between New Frontier Media, Inc. and Corporate Stock Transfer, Inc.(14)
4.03
—Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, together with the related Rights Certificate, included as Appendices A and B to the Rights Agreement incorporated by reference herein as Exhibit 4.02
10.01		—Lease Agreement for premises at 5435 Airport Boulevard, Boulder CO.(2)
10.02		—Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(3)
10.03		—Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(3)
10.04		—Amendment Number One to Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(3)
10.05		—License Agreement between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc.(3)
10.06		—Amendment Number Two to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(4)
10.07		—Amendment Number One to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(5)
10.08		—Amendment Number Four to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(7)
10.09		—Office Lease Agreement between New Frontier Media, Inc. and Northview Properties, LLC(7)
10.10		—Lease Modification Agreement between New Frontier Media, Inc. and LakeCentre Plaza Limited, LLLP(7)
10.11		—Catalog License Agreement between Pleasure Productions, Inc. and Colorado Satellite Broadcasting, Inc.(7)
10.12		—Telecommunications Services Agreement between WilTel Communications, LLC and Colorado Satellite Broadcasting, Inc.(8)
10.13		—Amendment No. 3 to Contract Number T70112100 between Colorado Satellite Broadcasting, Inc. and Intelsat USA Sales Corp.(9)
10.14	*	—Employment Agreement between New Frontier Media, Inc. and Ira Bahr(10)
10.15		—Affiliation Agreement for DTH Satellite Exhibition Programming of Cable Network Programming between Directv, Inc. and Colorado Satellite Broadcasting, Inc.(11)
10.16		—Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation(12)

10.17	*	—Employment Agreement between New Frontier Media, Inc. and Michael Weiner(12)
10.18	*	—Employment Agreement between New Frontier Media, Inc. and Karyn Miller(12)
10.19	*	—Employment Agreement between New Frontier Media, Inc. and Ken Boenish(12)
10.20	*	—Summary of Director Compensation Arrangements(19)
10.21	*	—1998 Incentive Stock Plan(15)
10.22	*	—1999 Incentive Stock Plan(16)
10.23	*	—Millennium Incentive Stock Option Plan(17)
10.24	*	—2001 Incentive Stock Plan(18)
10.25	*	—New Frontier Media, Inc. 2007 Stock Incentive Plan(20)
10.26	*	—Form of Award Agreements under the 2007 Stock Incentive Plan(21)
10.27	*	—Amendment to Employment Agreement between New Frontier Media, Inc. and Ken Boenish(22)
10.28	*	—Amendment to Employment Agreement between New Frontier Media, Inc. and Michael Weiner(22)
10.29	*	—Amendment to Employment Agreement between New Frontier Media, Inc. and Ira Bahr(22)
10.30	*	—Employment Agreement between New Frontier Media, Inc. and Marc D. Callipari(22)
10.31		—Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DirecTV, Inc.(22)
10.32		—Business Loan Agreement, as supplemented (including related promissory note and security agreement), dated July 1, 2007, between New Frontier Media, Inc. and First Community Bank(22)
10.33	*	—Amended and Restated Independent Contractor Agreement, dated November 7, 2007, between New Frontier Media, Inc. and Matthew Pullam(22)
10.34	*	—Employment Agreement between New Frontier Media, Inc. and Grant H. Williams
10.35	*	—Employment Agreement between Colorado Satellite Broadcasting, Inc. and Scott A. Piper
10.36	*	—Amendment to Employment Agreement between New Frontier Media, Inc. and Ira Bahr
10.37	*	—Amendment to Employment Agreement between New Frontier Media, Inc. and Ken Boenish
10.38	*	—Amendment to Employment Agreement between New Frontier Media, Inc. and Michael Weiner
21.01		—Subsidiaries of the Company
23.01		—Consent of Grant Thornton LLP
31.01		—Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02		—Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01		—Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	—Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference to the Company's Registration Statement on Form SB-2 filed on September 10, 1997 (File No. 333-35337).

(2)
Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended March 31, 1999 (File No. 000-23697).

(3)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-23697).

(4)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-23697).

(5)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 000-23697).

(6)
Intentionally omitted.

(7)
Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended March 31, 2004 (File No. 000-23697).

(8)
Incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-23697).

(9)
Incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-23697).

(10)
Incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the quarter ended December 31, 2005 (File No. 000-23697).

(11)
Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended March 31, 2006 (File No. 000-23697).

(12)
Incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-23697).

(13)
Incorporated by reference to Form 8-K filed on May 9, 2007 (File No. 000-23697).

(14)
Incorporated by reference to the Company's Registration Statement on Form 8-A filed on December 6, 2001 (File No. 000-23697).

(15)
Incorporated by reference to the Company's Definitive Proxy Statement filed on August 7, 1998 (File No. 000-23697).

(16)
Incorporated by reference to the Company's Definitive Proxy Statement filed on September 28, 1999 (File No. 000-23697).

(17)
Incorporated by reference to the Company's Definitive Proxy Statement filed on August 29, 2000 (File No. 000-23697).

(18)
Incorporated by reference to the Company's Definitive Proxy Statement filed on July 23, 2001 (File No. 000-23697).

(19)
Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended March 31, 2007 (File No. 000-23697).

(20)
Incorporated by reference to Appendix A to New Frontier Media, Inc.'s definitive proxy statement filed under cover of Schedule 14A with Securities and Exchange Commission on July 16, 2007 (File No. 000-23697).

(21)
Incorporated by reference to the Company's Current Report on Form 8-K filed on August 24, 2007 (File No. 000-23697).

(22)
Incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2007 (File No. 000-23697).

*
Denotes management contract or compensatory plan or arrangement.