Form 10-Q
period 2008-06-30
NEW FRONTIER MEDIA INC
filed 2008-08-08
CIK 847383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 1, 2008, 23,391,778 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q
NEW FRONTIER MEDIA, INC.
FOR THE FISCAL QUARTER ENDED JUNE 30, 2008

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	(Unaudited)
	June 30,	March 31,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$16,395	$18,325
Restricted cash	110	38
Marketable securities	679	930
Accounts receivable, net of allowance for doubtful accounts of $194 and $169, at June 30, 2008 and March 31, 2008, respectively	11,540	13,873
Deferred tax asset	627	620
Prepaid and other assets	1,512	1,899

Total current assets	30,863	35,685

Equipment and furniture, net	6,007	4,861
Prepaid distribution rights, net	10,538	10,381
Recoupable costs and producer advances, net	3,039	2,448
Film costs, net	7,350	7,626
Goodwill	18,608	18,608
Other identifiable intangible assets, net	3,057	3,033
Other assets	1,049	1,019

Total assets	$80,511	$83,661

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,666	$2,937
Dividend payable	—	2,982
Taxes payable	1,476	760
Producers payable	1,239	1,012
Deferred revenue	1,742	984
Accrued compensation	1,092	1,817
Deferred producer liabilities	2,018	2,862
Accrued and other liabilities	2,509	2,257

Total current liabilities	12,742	15,611

Deferred tax liability	776	795
Taxes payable	216	216
Other long-term liabilities	806	1,002

Total liabilities	14,540	17,624

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 23,392 and 23,775 shares issued and outstanding, at June 30, 2008 and March 31, 2008, respectively	2	2
Additional paid-in capital	60,609	61,854
Retained earnings	5,370	4,191
Accumulated other comprehensive loss	(10)	(10)

Total shareholders’ equity	65,971	66,037

Total liabilities and shareholders’ equity	$80,511	$83,661

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	(Unaudited) Quarter Ended June 30,
	2008	2007
Net sales	$13,061	$12,940
Cost of sales	3,929	3,797

Gross margin	9,132	9,143

Operating expenses:
Sales and marketing	2,425	2,068
General and administrative	4,721	4,663
Charge for asset dispositions and impairments	—	273

Total operating expenses	7,146	7,004

Operating income	1,986	2,139

Other income (expense):
Interest income	78	254
Interest expense	(56)	(43)
Other income, net	—	25

Total other income	22	236

Income before provision for income taxes	2,008	2,375

Provision for income taxes	(829)	(878)

Net income	$1,179	$1,497

Basic income per share	$0.05	$0.06

Diluted income per share	$0.05	$0.06

Dividends declared per common share	$—	$0.13

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Quarter Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$1,179	$1,497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,179	1,896
Tax benefit from option/warrant exercises	—	119
Share-based compensation	257	275
Charge for asset dispositions and impairments	—	273
Change in operating assets and liabilities
Accounts receivable	2,333	1,407
Accounts payable	46	(468)
Prepaid distribution rights	(1,018)	(815)
Capitalized film costs	(371)	(1,529)
Deferred revenue	758	90
Producers payable	227	(312)
Taxes receivable and payable, net	716	877
Deferred tax asset and liability, net	(26)	(271)
Accrued compensation	(725)	(2,091)
Other assets and liabilities, net	(1,086)	152

Net cash provided by operating activities	4,469	1,100

Cash flows from investing activities:
Purchase of investments available-for-sale	(586)	(2,681)
Redemption of investments available-for-sale	837	1,724
Purchase of equipment and furniture	(1,662)	(507)
Purchase of intangible assets	(489)	—
Payment of related party note arising from business acquisition	(15)	(528)

Net cash used in investing activities	(1,915)	(1,992)

Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	—	241
Purchase of common stock	(1,502)	—
Payment of dividends	(2,982)	(3,049)
Excess tax benefit from option/warrant exercise	—	1

Net cash used in financing activities	(4,484)	(2,807)

Net decrease in cash and cash equivalents	(1,930)	(3,699)
Cash and cash equivalents, beginning of period	18,325	17,345

Cash and cash equivalents, end of period	$16,395	$13,646

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	(Unaudited) Quarter Ended June 30,
	2008	2007
Net income	$1,179	$1,497
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	—

Total comprehensive income	$1,179	$1,497

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY

(in thousands)

	(Unaudited) Quarter Ended June 30,
	2008	2007
Common Stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	61,854	64,191
Exercise of stock options/warrants	—	241
Tax benefit for stock option/warrant exercise	—	120
Purchase of common stock	(1,502)	—
Share-based compensation	257	275

Balance at end of period	60,609	64,827

Retained earnings
Balance at beginning of period	4,191	7,536
Net income	1,179	1,497
Declared dividend	—	(3,049)

Balance at end of period	5,370	5,984

Accumulated other comprehensive loss
Balance at beginning of period	(10)	(30)

Balance at end of period	(10)	(30)

Total shareholders’ equity	$65,971	$70,783

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

Transactional TV Segment

The Transactional TV segment is a leading provider of adult programming to multiple system cable operators and direct broadcast satellite providers. The Transactional TV segment is able to provide a variety of editing styles and programming mixes to a broad range of adult consumers. Ten Sales, Inc., which is also reflected within the operating results of the Transactional TV segment, was formed in April 2003 and is responsible for selling the segment’s services.

Film Production Segment

The Film Production segment derives its revenue from two principal businesses: a) the production and distribution of original motion pictures known as “erotic thrillers,” horror movies, and erotic, event styled content (collectively, “owned content”) which is provided through the MRG Entertainment label and b) the licensing of domestic third party films in international and domestic markets where it acts as a sales agent for the product (“repped content”) which is provided through the Lightning Entertainment Group label. This segment also periodically provides contract film production services to certain major Hollywood studios (“producer-for-hire” arrangements).

Direct-to-Consumer Segment

The Direct-to-Consumer segment aggregates and resells content through the internet. Revenue in this segment is primarily generated through the acquisition of monthly subscribers on adult-oriented consumer websites. The Direct-to-Consumer segment also recently acquired intellectual property rights for a set-top box that provides content to consumers through internet protocol television (“IPTV”) technology. The Company is currently testing this business model concept.

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its wholly owned subsidiaries (collectively hereinafter referred to as “New Frontier Media,” the “Company,” “we,” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company believes these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of New Frontier Media’s financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s latest annual report on Form 10-K filed with the SEC on June 13, 2008.

The results of operations for the three month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of New Frontier Media.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by the Company in several areas, including, but not limited to, estimated revenue for certain Transactional TV segment pay-per-view and video-on-demand (“VOD”) services; the recognition and measurement of deferred income tax assets and liabilities (including the measurement of uncertain tax positions); the valuation of recoupable costs including producer advances, direct costs and chargebacks; the achievement of certain earn-out targets associated with the Company’s acquisition of MRG Entertainment, Inc., and its subsidiaries and a related company, Lifestyles Entertainment, Inc. (collectively “MRG”) and the use of this information to estimate earn-out expense; the forecast of anticipated revenue (“ultimate” revenue), which is used to amortize film costs; the reporting of prepaid distribution rights for the Transactional TV segment; the assessment of goodwill, intangibles and other long-lived assets; and the valuation and recognition of share-based compensation.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —
(continued)

The Company bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Reclassifications

The Company has reclassified its prior year segment reporting to conform to the current period presentation.

Fair Values of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, effective April 1, 2008.  There was no material impact on the Company’s condensed consolidated financial statements from the adoption of the SFAS No. 157. SFAS No. 157 currently applies to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. For all other nonfinancial assets and liabilities, SFAS No. 157 is effective for the first quarter of fiscal year 2010. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Due to the deferral, the Company has delayed the implementation of the provisions of SFAS No. 157 related to the fair value of goodwill, intangible assets with indefinite lives and nonfinancial long-lived assets. SFAS No. 157 requires a new disclosure that establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the U.S. and the disclosure requirement related to fair value measurements. SFAS No. 157 is intended to enable the readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

At June 30, 2008, the Company had $0.7 million of available-for-sale financial assets. The fair value for these assets was determined through a Level 1 category and was based on quoted market prices on active markets.  The Company had no other financial assets and liabilities carried at fair value at June 30, 2008.

Recently Issued Accounting Pronouncements

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of FSP FAS 142-3 on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after December 15, 2008. The adoption of SFAS No. 141(R) will impact the Company’s results of operations and financial position to the extent that the Company makes acquisitions subsequent to December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require (a) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the Consolidated Statement of Earnings; and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have a material impact on its results of operations and financial position because the Company does not have noncontrolling interests in any entity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for the fiscal year beginning April 1, 2008 for the Company, although earlier adoption was permitted. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations and financial position.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —
(continued)

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands, except per share amounts):

	(Unaudited) Quarter Ended June 30,
	2008	2007
Net income	$1,179	$1,497

Average outstanding shares of common stock	23,692	24,315
Dilutive effect of warrants/stock options	43	279

Common stock and common stock equivalents	23,735	24,594

Basic income per share	$0.05	$0.06

Diluted income per share	$0.05	$0.06

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants was greater than the average market price of the common shares were approximately 2.2 million and 0.1 million for the quarters ended June 30, 2008 and 2007, respectively.  Inclusion of these options and warrants would be antidilutive.

NOTE 3 — EMPLOYEE EQUITY INCENTIVE PLANS

The Company adopted the New Frontier Media, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) during fiscal year 2008.  The 2007 Plan was approved by the Company’s shareholders and the purpose of the 2007 plan was to replace prior plans with one incentive plan. No awards or grants are available to be made under prior plans. Under the 2007 Plan, employees and directors of the Company may be granted incentive stock options, restricted stock, bonus stock and other awards, or any combination thereof. There were 1,250,000 shares of the Company’s common stock originally authorized for issuance under the 2007 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 350,000 shares. As of June 30, 2008, approximately 0.2 million awards were available for issuance under the 2007 Plan.

Share-Based Compensation

In accordance with the provisions of SFAS No. 123(R), the Company accounts for employee and non-employee director stock options under the fair value method which requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date based on the fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award.

Share-based compensation is determined using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plan. The Company uses certain assumptions in order to calculate the fair value of an option using the Black-Scholes option pricing model. The volatility assumptions are derived using historical volatility data. The expected term assumptions are stratified between officers and non-officers and are determined using the estimated weighted average exercise behavior for these two groups of employees. The dividend yield assumption is based on historical and estimated dividends declared by the Company’s Board of Directors. The weighted average estimated values of stock option grants and the weighted average assumptions that were used in calculating such values for the quarter ended June 30, 2008 are presented below.  The Company did not grant any stock options during the quarter ended June 30, 2007.

Quarter Ended June 30, 2008
Weighted average estimated fair values per award	$2.33
Expected term (in years)	5
Risk free interest rate	2.7%
Volatility	52%
Dividend yield	-%

Share-based compensation expense recognized in the condensed consolidated statements of income during the quarters ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, which considers estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and are different for officers and non-officers. The estimated forfeitures used for the quarter ended June 30, 2008 were approximately 1% for officers and 16% for non-officers.  The estimated forfeitures used for the quarter ended June 30, 2007 were 0% for officers and 17% for non-officers.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company’s equity incentive plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —
(continued)

	Quarter Ended June 30,
	2008	2007
Share-based compensation expense before income taxes	$257	$275
Income tax benefit	(106)	(102)

Total share-based compensation expense after income taxes	$151	$173

Share-based compensation effects on basic earnings per common share	$0.01	$0.01

Share-based compensation effects on diluted earnings per common share	$0.01	$0.01

Stock option transactions during the quarter ended June 30, 2008 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at March 31, 2008	1,727,802	$6.39
Granted	623,500	$4.76

Outstanding at June 30, 2008	2,351,302	$5.95	7.6	$91

Options exercisable at June 30, 2008	1,052,652	$6.65	5.7	$91

Options vested and expected to vest—Non-Officers	827,030	$6.47	7.4	$71

Options vested and expected to vest—Officers	1,401,668	$5.72	7.5	$19

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the quarter if unexercised.

Net cash proceeds from the exercise of stock options were $0 and $0.2 million for the quarters ended June 30, 2008 and 2007, respectively. The Company issues new shares of common stock upon the exercise of stock options. As of June 30, 2008, there was $0.5 million and $1.9 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company’s equity incentive plan. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of 3.0 years and 3.4 years, respectively.

NOTE 4 — SEGMENT INFORMATION

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s chief operating decision maker.

The Company has the following three reportable operating segments:

• Transactional TV—distributes branded adult entertainment programming networks and VOD content through electronic distribution platforms including cable television and DBS operators.

• Film Production—produces and distributes mainstream films and erotic features and events. These titles are distributed on U.S. and international premium channels, pay-per-view channels and VOD systems across a range of cable and satellite distribution platforms. The Film Production segment also distributes a full range of independently produced motion pictures to markets around the world. Additionally, this segment periodically provides producer-for-hire services to certain major Hollywood studios.

• Direct-to-Consumer—aggregates and resells adult content via the Internet. The Direct-to-Consumer segment sells content to monthly subscribers primarily through its consumer websites. This segment also includes the results of a set-top box IPTV business that began incurring costs in the fourth quarter of fiscal year 2008 in connection with the testing of the business model concept.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —
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

	(Unaudited) Quarter Ended June 30,
	2008	2007
Net sales
Transactional TV	$10,556	$10,367
Film Production	2,047	2,090
Direct-to-Consumer	458	483

Total	$13,061	$12,940

Segment profit (loss)
Transactional TV	$5,502	$5,114
Film Production	(68)	(137)
Direct-to-Consumer	(540)	(21)
Corporate Administration	(2,886)	(2,581)

Total	$2,008	$2,375

Interest income
Transactional TV	$—	$1
Film Production	2	1
Corporate Administration	76	252

Total	$78	$254

Interest expense
Direct-to-Consumer	$4	$—
Corporate Administration	52	43

Total	$56	$43

Depreciation and amortization
Transactional TV	$1,186	$1,056
Film Production	854	786
Direct-to-Consumer	136	51
Corporate Administration	3	3

Total	$2,179	$1,896

	(Unaudited) June 30, 2008	March 31, 2008
Identifiable assets
Transactional TV	$132,205	$125,500
Film Production	33,587	34,269
Direct-to-Consumer	18,816	17,904
Corporate Administration	46,206	47,838
Eliminations	(150,303)	(141,850)

Total	$80,511	$83,661

NOTE 5 — MAJOR CUSTOMERS

The Company’s major customers (revenues in excess of 10% of total sales) are Comcast Corporation (“Comcast”), DirecTV, Inc. (“DirecTV”), Time Warner, Inc. (“Time Warner”) and DISH Network Corporation (“DISH”). These customers are included in the Transactional TV and Film Production segments. Revenue from these customers as a percentage of total revenue for each of the quarters ended June 30 are as follows:

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —
(continued)

	(Unaudited) Quarter Ended June 30,
	2008	2007
Comcast	21%	18%
DirecTV	16%	12%
Time Warner	15%	14%
DISH	14%	17%

The Company’s outstanding accounts receivable balance due from its major customers as of June 30, 2008 and March 31, 2008 are as follows (in thousands):

	(Unaudited) June 30, 2008	March 31, 2008
Comcast	$1,949	$1,882
DirecTV	1,318	2,011
Time Warner	905	1,015
DISH	1,188	1,817

The loss of any of the Company’s major customers would have a material adverse effect on the Company’s results of operations and financial position.

NOTE 6 — MARKETABLE SECURITIES

Marketable securities are required to be categorized as trading, available-for-sale or held-to-maturity. As of June 30, 2008, the Company had no trading or held-to-maturity securities. The marketable securities held by the Company at June 30, 2008 are categorized as available-for-sale and are reported at fair value. Marketable securities held by the Company at June 30, 2008 were as follows (in thousands):

		Gross Unrealized
	Gross
	Amortized			Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
Corporate debt securities	$97	$—	$—	$97
Tax exempt municipal securities	576	6	—	582

Total available-for-sale securities	$673	$6	$—	$679

The contractual maturities of these marketable securities as of June 30, 2008, were as follows (in thousands):

	Available-for-Sale
	Securities
Year Ended	Gross
March 31,	Amortized Cost	Fair Value
2009	$673	$679

NOTE 7 — ACQUISITION EARN-OUT

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

During the first nine months of calendar year 2007, the Company estimated that the second annual earn-out target for the twelve months ended December 31, 2007 would be met. However, actual results for MRG were not sufficient to achieve the second annual performance target. As a result, the previously accrued earn-out liability of approximately $0.5 million was reversed. The second annual earn-out payment could still be obtained by the selling shareholders of MRG if the performance results in year three of the earn-out period exceed the related year three target by an amount greater than the year two target shortfall. If actual performance or estimates for the twelve month period ending December 31, 2008 indicate that an overachievement equal to the shortfall in 2007 is likely to occur, the Company may be required to record the earn-out expenses that were reversed in subsequent future periods. The Company does not believe that the year three earn-out or recoupment of the year two earn-out is probable based on current estimates and historical performance data. As a result, the Company has not accrued any earn-out amounts at June 30, 2008.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —
(continued)

NOTE 8 — LITIGATION

In the normal course of business, the Company is subject to various lawsuits and claims. The Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 9 — CASH DIVIDENDS AND STOCK REPURCHASE

In December 2005, the Company’s Board of Directors approved a 2.0 million share repurchase plan to be executed over 30 months, and the Company purchased approximately 0.9 million shares through the original plan. In June 2008, the Company’s Board of Directors extended the plan through June 2010.  During the quarter ended June 30, 2008, the Company repurchased approximately 0.4 million shares for a total purchase price of approximately $1.5 million. The Company did not repurchase any shares during the prior year quarter ended June 30, 2007.

The Company’s Board of Directors declared a cash dividend of $0.125 per share of common stock during the fourth quarter of fiscal year 2008, and the Company paid approximately $3.0 million for this cash dividend in April 2008.  The Board of Directors did not declare a dividend for the first quarter of fiscal year 2009, and the payment of future dividends is at the discretion of the Board of Directors.

NOTE 10 — INCOME TAXES

Effective at the beginning of the first fiscal quarter of 2008, the Company adopted the provisions of Financial Accounting Standards Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.

In accordance with the provisions of FIN No. 48, the Company has total unrecognized tax benefits of approximately $1.8 million of which approximately $0.2 million are not expected to be settled within one year and have been classified as other long-term liabilities at June 30, 2008. If the Company were to prevail on all uncertain tax positions, the net effect is estimated to be a benefit to the Company’s effective tax rate of approximately $0.4 million. As of June 30, 2008, the Company had accrued approximately $0.4 million and $0 of interest expense and penalties, respectively, of which approximately $46 thousand was recognized through interest expense during the quarter ended June 30, 2008. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would result in a benefit to the Company. The Company estimates that it is reasonably possible that the unrecognized tax benefits will be settled during the fiscal year ended March 31, 2009 because either a) the more-likely-than-not recognition threshold will be met during the period, b) the tax is settled through negotiation or litigation, or c) the statute of limitations for the relevant taxing authority to examine and challenge the tax position will expire. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

The Company files U.S. federal and state income tax returns. The Company is currently under audit by the Internal Revenue Service for its fiscal year 2007 tax year, and an estimation of the possible outcome of such audit cannot be made.  With few exceptions, the Company is no longer subject to examination of its federal and state income tax returns for years prior to fiscal year 1999.

NOTE 11 — BORROWING ARRANGEMENTS

In July 2007, the Company obtained a $7.5 million line of credit from an outside financial institution. Amounts borrowed under the line of credit can be used to support the Company’s short-term working capital needs. The line of credit was secured by the Company’s trade accounts receivable and matured in July 2008. The interest rate applied to any borrowings under the line of credit was based on the current prime rate less 0.13%. The terms of the line of credit included certain defined negative and affirmative covenants customary for facilities of this type, and the Company was in compliance with these covenants at June 30, 2008. The Company made no borrowings under the line of credit.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In April and May 2008, certain executive officers and other key employees executed new or amended employment contracts with the Company. The terms and conditions of the amended contracts are materially equivalent to the original agreements. The impact of the new and amended contracts on the Company’s contractual future obligations is to increase the amounts by $0.9 million, $2.3 million and $1.6 million in each of the fiscal years ended March 31, 2009, 2010 and 2011, respectively.

 NOTE 13 — SUBSEQUENT EVENTS

In July 2008, the Company obtained a $9.0 million line of credit from an outside financial institution upon the maturity of the line of credit discussed in Note 11 above. Amounts borrowed under the line of credit can be used to support the Company’s short-term working capital needs. The line of credit is secured by the Company’s trade accounts receivable and will mature in July 2009. The interest rate applied to borrowings under the line of credit is based on the greater of the current prime rate less 0.13% or 5.75%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type. The Company has made no borrowings under the line of credit.

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

        Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers that accounted for approximately 66% of our total revenue for the quarter ended June 30, 2008; 2) maintain the license fee structures currently in place with our customers; 3) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers; 4) retain our key executives; 5) produce film content that is well received by our Film Production segment’s customers; 6) successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; 7) effectively manage the test set-top box business model and attract customers for the related product and 8) attract market support for our stock. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of our most recently filed Form 10-K and Item 1A located in Part II herein, as updated by periodic and current reports that we may file from time to time with the Securities and Exchange Commission that amend or update such factors.

Executive Summary

We are a leader in transactional television and the international distribution of independent and general motion picture entertainment. Our key customers are large cable and satellite operators in the United States. Our products are sold to these operators who then distribute them to retail customers via pay-per-view and video-on-demand technology. We earn revenue through contractual percentage splits of the retail price. Our three principal businesses are reflected in the Transactional TV (formerly referred to as the Pay TV segment), Film Production and Direct-to-Consumer (formerly referred to as Internet segment) operating segments. Our most profitable business lines are the Transactional TV and Film Production segments. Our Direct-to-Consumer segment is currently operating at a loss as a result of costs we are incurring to develop an internet protocol television (“IPTV”) test business model. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc., including costs such as legal and accounting expenses, human resources and training, insurance, registration and filing fees with NASDAQ, executive employee costs and the SEC, investor relations, and printing costs associated with our public filings and shareholder communications.

The business models of each of our segments are summarized below.

Transactional TV Segment

Our Transactional TV segment is focused on the distribution of its pay-per-view and video-on-demand service to MSOs and DBS providers. We earn a percentage of revenue, or “split”, from our content for each pay-per-view, subscription, or video-on-demand transaction that is purchased on our customers’ platform. Revenue growth occurs as we launch our services to new cable MSOs or DBS providers, experience growth in the number of digital subscribers for systems where our services are currently distributed, when we launch additional services with existing cable and DBS providers, when our proportional buy rates improve relative to our competitors, and when there is a general increase in category buys on our customers’ platform. Revenue growth can also occur when operators increase retail prices. Alternatively, our revenue could decline if we experience lower buy rates, if the revenue splits we receive from our customers decline, if our customers reduce the retail price of our content or if additional competitive channels are added to our customers’ platforms.

Film Production Segment

The Film Production segment has historically derived the majority of its revenue from two principal businesses: (1) the production and distribution of original motion pictures such as “erotic thrillers,” horror movies, and erotic, event styled content (“owned content”); and (2) the licensing of domestic third party films in international and domestic markets where we act as a sales agent for the product (“repped content”). This segment also periodically provides contract film production services to certain major Hollywood studios (“producer-for-hire” arrangements).

Direct-to-Consumer Segment

Our Direct-to-Consumer segment generates revenue primarily by selling monthly memberships to our consumer websites. During fiscal year 2008, we focused our efforts on improving all aspects of our internet product in terms of site design, navigation, features, content and performance in an effort to increase traffic to the website and the conversion of that traffic into paying members. We plan to launch a new version of our primary consumer website during fiscal year 2009 that will provide potential customers with new functionality and the opportunity to participate in a virtual website community. This segment has also recently launched a test initiative related to the development of a set-top box IPTV business model. During January 2008, we acquired certain intellectual property rights to an internet protocol set-top box. Through the set-top box, consumers can access content through the internet and view the content on their television. The service would be provided through a monthly subscription.  We have been incurring costs associated with this initiative which we will be testing during fiscal year 2009.

Critical Accounting Policies

The significant accounting policies set forth in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, as updated by Note 1 of the Notes to the Condensed Consolidated Financial Statements included herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, appropriately represent, in all material respects, the current status of our critical accounting policies, and are incorporated herein by reference.

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment for each of the periods presented:

	(In Millions) Quarter Ended June 30,		Percent Change
	2008	2007(1)	‘08 vs’07
Net revenue
VOD	$5.3	$4.6	15%
PPV - Cable/DBS	5.0	5.3	(6)%
C-Band and other	0.2	0.5	(60)%

Total(2)	10.6	10.4	2%

Cost of sales	2.6	2.8	(7)%

Gross profit(2)	7.9	7.6	4%

Gross profit percentage	75%	73%

Operating expenses	2.4	2.5	(4)%

Operating income	$5.5	$5.1	8%

(1) Net revenue from advertising has been reclassified from PPV - Cable/DBS to C-Band and other revenue to conform with the current period presentation.  Additionally, the Company has reclassified certain prepaid distribution rights amortization from the Transactional TV segment to the Direct-to-Consumer segment to conform with the current period presentation.

(2) Amounts may not sum due to rounding.

Net Revenue

VOD

Revenue from our VOD services increased approximately 15% during the current quarter ended June 30, 2008 as compared to the same prior year quarter as a result of an improvement in the performance of our content on the largest cable MSO in the U.S.

PPV — Cable/DBS

PPV — Cable/DBS revenue declined during the current quarter ended June 30, 2008 by approximately 6% due primarily to a decrease in revenue from the second largest DBS provider in the U.S. associated with an increase in competition on that platform.  Revenue from the largest MSO in the U.S. also declined from the disaffiliation of a cable system in Seattle. These declines were partially offset by an increase in revenue from the largest DBS provider in the U.S. associated with the addition of a new channel on that platform during the prior fiscal year 2008.

C-Band and Other Revenue

The decline in C-Band and other revenue is from the C-Band services that we ceased offering during the third quarter of fiscal year 2008.

Cost of Sales

Our cost of sales consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisitions, video-on-demand transport, and amortization of content licenses.  These costs also included in-house call center operations related to the C-Band services that we ceased offering during the third quarter of fiscal year 2008.  The decline in cost of sales during the quarter ended June 30, 2008 as compared to the same prior year quarter is primarily due to the above mentioned C-Band services that we ceased offering in the third quarter of fiscal year 2008.

Operating Expenses and Operating Income

Operating expenses during the quarter ended June 30, 2008 were generally consistent with the same prior year quarter.  Operating income for the current quarter was $5.5 million and improved approximately 8% as compared to $5.1 million in the same prior year quarter.

Film Production Segment

The following table sets forth certain financial information for the Film Production segment for each of the periods presented:

	(In Millions) Quarter Ended June 30,		Percent Change
	2008	2007(1)	‘08 vs’07
Net revenue
Owned content	$1.7	$1.4	21%
Repped content	0.3	0.5	(40)%
Other revenue	0.1	0.2	(50)%

Total(2)	2.0	2.1	(5)%

Cost of sales	0.9	0.8	13%

Gross profit(2)	1.2	1.3	(8)%

Gross profit percentage	60%	62%

Operating expenses	1.3	1.5	(13)%

Operating loss	$(0.1)	$(0.2)	50%

(1) Other revenue was previously classified within owned content revenue and has been reclassified to conform with the current period presentation.

(2) Amounts may not sum due to rounding.

Net Revenue

Owned Content

Revenue increased during the quarter ended June 30, 2008 primarily from the delivery of six titles from a thirteen episode series to a premium cable channel customer.  Revenue was also higher during the current quarter due to our delivery of VOD content to the second largest DBS provider and other top ten MSOs in the U.S.  These increases in revenue were partially offset by a decline in revenue from a large pay-per-view aggregator and from the largest DBS provider in the U.S.

Repped Content

Repped content revenue includes revenue from the licensing of film titles that we represent (but do not own) under sales agency relationships with various independent film producers. The revenue we generated from four titles accounted for approximately 50% of the total repped content revenue during the quarter ended June 30, 2008.

Other Revenue

Other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors.  Other revenue during the current quarter was generally consistent with the prior year quarter.

Cost of sales

Our cost of sales is comprised of the amortization of our owned content film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services.  There is no significant cost of sales related to the repped content business.

The increase in cost of sales during the quarter ended June 30, 2008 as compared to the same prior year quarter is primarily due to higher film cost amortization in connection with the increase in owned content revenue from the delivery of 6 episodes of a 13 episode series.  Film cost amortization as a percentage of the related owned content revenue during the three month periods ended June 30, 2008 and 2007 was 39% and 41%, respectively.

Operating Expenses and Operating Loss

Operating expenses during the current quarter ended June 30, 2008 declined as compared to the prior year quarter because the prior year quarter results included a $0.2 million bad debt expense associated with an uncollectible customer account and a $0.1 million charge associated with unrecoupable repped content costs.  These charges did not recur in the current quarter.  Partially offsetting this decline in expenses was an increase in employee costs during the quarter ended June 30, 2008 from our efforts to expand into DVD retail markets with our repped content.  The Film Production segment incurred a $0.1 million operating loss during the quarter ended June 30, 2008 as compared to an operating loss of $0.2 million during the same prior year quarter.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the periods presented:

	(In Millions) Quarter Ended June 30,		Percent Change
	2008	2007(1)	‘08 vs’07
Net revenue
Net membership	$0.4	$0.4	0%
Other	0.1	0.1	0%

Total	0.5	0.5	0%

Cost of sales	0.4	0.2	#

Gross profit(2)	—	0.3	#

Gross profit percentage	—%	60%

Operating expenses	0.6	0.3	#

Operating (loss) income(2)	$(0.5)	$0.0	#

(1) We have reclassified certain prepaid distribution rights amortization from the Transactional TV segment to the Direct-to-Consumer segment to conform with the current period presentation.

(2) Amounts may not sum due to rounding.

# Change is in excess of 100%.

Net Revenue

Revenue from our Direct-to-Consumer segment primarily consists of amounts earned through the provision of internet subscriptions to customers.  Net membership revenue was flat during the quarter ended June 30, 2008 as compared to the same prior year quarter.

Other revenue has been consistent and comparable with prior periods.  This revenue primarily relates to the sale of content to other webmasters, the distribution of our website to the LodgeNet Entertainment Corporation customer base, and revenue from the distribution of our content through wireless platforms.

Cost of Sales

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content and depreciation of assets.  These costs also include expenses incurred in connection with our efforts to launch a test IPTV business model and primarily include the initial employee, depreciation, amortization and travel costs incurred for the future distribution of content through that product line.

The Direct-to-Consumer segment’s cost of sales increased during the current quarter ended June 30, 2008 as a result of additional costs incurred for the test IPTV business model.

Operating Expenses and Operating Income (Loss)

Operating expenses increased during the quarter ended June 30, 2008 as compared to the same quarter in the prior year due to additional costs incurred in connection with the test IPTV business model.  We incurred an operating loss of $0.5 million for the quarter ended June 30, 2008 as compared to break-even for the same prior year quarter.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment for each of the periods presented:

	(In Millions) Quarter Ended June 30,		Percent Change
	2008	2007	‘08 vs’07
Operating expenses	$2.9	$2.8	4%

Expenses related to the Corporate Administration segment include all costs associated with the operation of the public holding company, New Frontier Media, Inc., which are not directly allocable to the Transactional TV, Film Production, and Direct-to-Consumer segments. These costs include, but are not limited to, legal and accounting expenses, human resources and training, insurance, registration and filing fees with NASDAQ, executive employee costs and the SEC, investor relations, and printing costs associated with our public filings and shareholder communications.

Corporate administration expenses incurred during the quarter ended June 30, 2008 slightly increased as compared to the same quarter in the prior year.  The increase in costs was primarily due to higher administrative legal costs and an increase in expenses associated with new stock options that were granted in April 2008.

Liquidity and Capital Resources

Our current priorities for the use of our cash are:

• investments in processes intended to improve the quality and marketability of our products;

• funding the operations of the set-top box IPTV business within our Direct-to-Consumer segment;

• funding our operating and capital requirements; and

• funding the repurchase from time to time of shares of our common stock pursuant to our stock repurchase program.

We believe that existing cash and estimated cash generated from operations will be sufficient to satisfy our operating requirements for the foreseeable future, and we believe that any foreseeable capital expenditures, content licensing, film production costs, stock repurchases and set-top box purchases that may be incurred can be financed through our current existing cash and investments and cash flows from operations.

Sources and Uses of Cash

Cash Flows from Operating and Investing Activities

Our cash flows from operating and investing activities are summarized as follows (in millions):

	Quarter Ended June 30,
	2008	2007
Net cash provided by operating activities	$4.5	$1.1

Cash flows from investing activities:
Purchase of investments available-for-sale	(0.6)	(2.7)
Redemption of investments available-for-sale	0.8	1.7
Purchases of equipment and furniture	(1.7)	(0.5)
Purchases of intangible assets	(0.5)	—
Payment of related party note arising from business acquisition	(0.0)	(0.5)

Net cash used in investing activities(1)	$(1.9)	$(2.0)

(1) Amounts may not sum due to rounding.

The increase in cash provided by operating activities during the quarter ended June 30, 2008 as compared to the same prior year quarter is primarily from the following:

      •   an increase in cash flows from accounts receivable collections associated with our Transactional TV and Film Production segments;

      •   an increase in cash flows from a decline in the fiscal year 2008 bonus amounts that were paid during the current quarter; and

      •   an increase in cash flows from the decline in content creation within the Film Production segment.

Cash used in investing activities was relatively flat as compared to the same prior year quarter.  We received $0.2 million from net redemptions of investments as compared to net purchases of investments in the same prior year quarter of $1.0 million.  We used cash during the current quarter to purchase $1.7 million of equipment and furniture as compared to $0.5 million in the same prior year quarter primarily related to the acquisition of electronic storage equipment for our Transactional TV segment.  We also used approximately $0.5 million to purchase intangible assets within our Direct-to-Consumer segment.  We made no material related party payments during the quarter.

Cash Flows from Financing Activities

Our cash flows from financing activities are as follows (in millions):

	Quarter Ended June 30,
	2008	2007
Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	$—	$0.2
Purchase of common stock	(1.5)	—
Payment of dividends	(3.0)	(3.0)
Net cash used in financing activities	$(4.5)	$(2.8)

Net cash used in financing activities during the current quarter includes $3.0 million in payments for cash dividends and $1.5 million for the purchase of approximately 0.4 million shares of our common stock through our stock repurchase program.

Stock Repurchase Plan and Dividends

In December 2005, our Board of Directors approved a 2.0 million share repurchase plan to be executed over 30 months, and we purchased approximately 0.9 million shares through the original plan. In June 2008, our Board of Directors extended the plan through June 2010.  During the quarter ended June 30, 2008, we repurchased approximately 0.4 million shares for a total purchase price of approximately $1.5 million. We did not repurchase any shares during the prior year quarter ended June 30, 2007.

Our Board of Directors declared a cash dividend of $0.125 per share of common stock during the fourth quarter of fiscal year 2008, and we paid approximately $3.0 million for this cash dividend in April 2008.  The Board of Directors did not declare a dividend during the first quarter of fiscal year 2009, and the payment of future dividends is at the discretion of the Board of Directors.

Borrowing Arrangements

In July 2007, we obtained a $7.5 million line of credit from an outside financial institution. Amounts borrowed under the line of credit could be used to support our short-term working capital needs. The interest rate applied to borrowings under the line of credit was based on the current prime rate less 0.13%. The terms of the line of credit included certain defined negative and affirmative covenants customary for facilities of this type, and we were in compliance with these covenants at June 30, 2008. We made no borrowings under the line of credit.

Upon the maturity of the line of credit discussed above, in July 2008, we obtained a $9.0 million line of credit from an outside financial institution. Amounts borrowed under the line of credit can be used to support our short-term working capital needs. The line of credit is secured by our trade accounts receivable and will mature in July 2009. The interest rate applied to borrowings under the line of credit is based on the greater of the current prime rate less 0.13% or 5.75%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type. We have made no borrowings under the line of credit.

Commitments and Contingencies

As part of the MRG Entertainment, Inc. (“MRG”) acquisition that occurred in fiscal year 2006, we entered into an earn-out arrangement which provides for three additional earn-out payments totaling $2.0 million payable to the selling shareholders of MRG over a three year term if certain performance targets as defined by the purchase agreement are achieved each year. The 2006 calendar year earn-out target was exceeded and the amount due to the former principals of MRG of approximately $0.7 million was paid in May 2007.

During the first nine months of calendar year 2007, we estimated that the second annual earn-out target for the twelve months ended December 31, 2007 would be met. However, actual results for MRG were not sufficient to achieve the second annual performance target. As a result, the previously accrued earn-out liability of approximately $0.5 million was reversed. The second annual earn-out payment could still be obtained by the selling shareholders of MRG if the performance results in year three of the earn-out period exceed the related year three target by an amount greater than the year two target shortfall. If actual performance or estimates for the twelve month period ending December 31, 2008 indicate that an overachievement equal to the shortfall in 2007 is likely to occur, we may be required to record the earn-out expenses that were reversed in subsequent future periods. We do not believe that the year three earn-out or recoupment of the year two earn-out is probable based on current estimates and historical performance data. As a result, we have not accrued any earn-out amounts at June 30, 2008.

In connection with our adoption of FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, we have a $1.8 million liability recorded for unrecognized tax benefits at June 30, 2008. We cannot reasonably estimate when or if this liability will be paid.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements related to our operations, please refer to the related information provided under Note 1 — Business and Summary of Significant Accounting Policies to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk. The Company’s exposure to market risk is principally confined to cash in the bank, money market accounts, and notes payable, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of August 1, 2008, the Company had cash in checking and money market accounts, certificates of deposits, and fixed income debt securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

As of August 1, 2008, the Company had no borrowings under its line of credit and so a sudden change in the prime rate would not have a material impact on the Company’s results of operations.

Foreign Currency Exchange Risk. The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective.

(b) Internal Controls. There were no changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2008, as such risk factors have been updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 13, 2005, the Board of Directors of the Company approved the repurchase of two million shares of common stock to be implemented over 30 months. The Company purchased approximately 0.9 million shares of common stock through this initial plan. In June 2008, the Board of Directors of the Company extended the duration of the plan through June 2010.  During the quarter ended June 30, 2008, the Company purchased shares in connection with the extended program (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2008	—	$—	—	1,129
May 1-31, 2008	—	—	—	1,129
June 1-30, 2008	383	3.92	383	746

Total	383	$3.92	383

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
10.01	Business Loan Agreement, as supplemented (including related Promissory Note and Commercial Security Agreement), dated July 1, 2008 between New Frontier Media, Inc. and First Community Bank
10.02	Employment Agreement between New Frontier Media, Inc. and Grant H. Williams(1)
10.03	Employment Agreement between Colorado Satellite Broadcasting, Inc. and Scott A. Piper(1)
10.04	Amendment to Employment Agreement between New Frontier Media, Inc. and Ira Bahr(1)
10.05	Amendment to Employment Agreement between New Frontier Media, Inc. and Ken Boenish(1)
10.06	Amendment to Employment Agreement between New Frontier Media, Inc. and Michael Weiner(1)
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2008 (File No. 000-23697).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
Dated: August 8, 2008	By:	/s/ Michael Weiner
	Name:	Michael Weiner
	Title:	Chief Executive Officer

Dated: August 8, 2008	By:	/s/ Grant Williams
Name: Grant Williams
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.01	Business Loan Agreement, as supplemented (including related Promissory Note and Commercial Security Agreement), dated July 1, 2008 between New Frontier Media, Inc. and First Community Bank
10.02	Employment Agreement between New Frontier Media, Inc. and Grant H. Williams(1)
10.03	Employment Agreement between Colorado Satellite Broadcasting, Inc. and Scott A. Piper(1)
10.04	Amendment to Employment Agreement between New Frontier Media, Inc. and Ira Bahr(1)
10.05	Amendment to Employment Agreement between New Frontier Media, Inc. and Ken Boenish(1)
10.06	Amendment to Employment Agreement between New Frontier Media, Inc. and Michael Weiner(1)
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Annual Report filed on Form 10-K for the year ended March 31, 2008 (File No. 000-23697).