Form 10-Q
period 2008-09-30
NEW FRONTIER MEDIA INC
filed 2008-11-07
CIK 847383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2008

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

(303) 444-0900

(Issuer’s telephone number, including area code)

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

As of November 1, 2008, 22,649,077 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q

NEW FRONTIER MEDIA, INC.

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2008

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	(Unaudited)
	September 30,	March 31,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$13,544	$18,325
Restricted cash	109	38
Marketable securities	1,474	930
Accounts receivable, net of allowance for doubtful accounts of $257 and $169, at September 30, 2008 and March 31, 2008, respectively	11,193	13,873
Deferred tax assets	601	620
Prepaid and other assets	1,384	1,899

Total current assets	28,305	35,685

Equipment and furniture, net	6,096	4,861
Prepaid distribution rights, net	11,101	10,381
Recoupable costs and producer advances, net	3,883	2,448
Film costs, net	7,383	7,626
Goodwill	18,608	18,608
Other identifiable intangible assets, net	2,983	3,033
Other assets	1,040	1,019

Total assets	$79,399	$83,661

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,358	$2,937
Dividend payable	—	2,982
Taxes payable	1,944	760
Producers payable	957	1,012
Deferred revenue	1,257	984
Accrued compensation	1,448	1,817
Deferred producer liabilities	2,009	2,862
Accrued and other liabilities	3,068	2,257

Total current liabilities	13,041	15,611

Deferred tax liabilities	677	795
Taxes payable	216	216
Other long-term liabilities	771	1,002

Total liabilities	14,705	17,624

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 22,649 and 23,775 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	2	2
Additional paid-in capital	58,088	61,854
Retained earnings	6,665	4,191
Accumulated other comprehensive loss	(61)	(10)

Total shareholders’ equity	64,694	66,037

Total liabilities and shareholders’ equity	$79,399	$83,661

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2008	2007	2008	2007
Net sales	$13,375	$12,430	$26,436	$25,370
Cost of sales	4,429	3,459	8,358	7,256

Gross margin	8,946	8,971	18,078	18,114

Operating expenses:
Sales and marketing	2,133	1,640	4,558	3,708
General and administrative	4,602	3,989	9,323	8,652
Charge for asset dispositions and impairments	65	90	65	363

Total operating expenses	6,800	5,719	13,946	12,723

Operating income	2,146	3,252	4,132	5,391

Other income (expense):
Interest income	68	215	146	469
Interest expense	(59)	(53)	(115)	(96)
Other income (loss), net	—	(13)	—	12

Total other income	9	149	31	385

Income before provision for income taxes	2,155	3,401	4,163	5,776

Provision for income taxes	(860)	(1,256)	(1,689)	(2,134)

Net income	$1,295	$2,145	$2,474	$3,642

Basic income per share	$0.06	$0.09	$0.11	$0.15

Diluted income per share	$0.06	$0.09	$0.11	$0.15

Dividends declared per common share	$—	$0.13	$—	$0.25

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,474	$3,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,575	3,611
Tax benefit from option/warrant exercises	—	167
Share-based compensation	537	563
Deferred tax asset and liability, net	(99)	(508)
Charge for asset dispositions and impairments	65	363
Changes in operating assets and liabilities
Accounts receivable	2,680	987
Accounts payable	(263)	195
Prepaid distribution rights	(2,504)	(2,388)
Capitalized film costs	(1,167)	(2,152)
Deferred costs	—	(2,106)
Deferred revenue	273	242
Producers payable	(55)	(411)
Taxes receivable and payable	1,184	275
Accrued compensation	(369)	(1,547)
Other assets and liabilities	(1,347)	(45)

Net cash provided by operating activities	5,984	888

Cash flows from investing activities:
Purchase of investments available-for-sale	(1,730)	(2,671)
Redemption of investments available-for-sale	1,184	7,532
Purchase of equipment and furniture	(2,222)	(1,160)
Purchase of intangible assets	(688)	—
Payment of related party note arising from business acquisition	(21)	(555)

Net cash provided by (used in) investing activities	(3,477)	3,146

Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	—	512
Purchase of common stock	(4,303)	(3,618)
Payment of dividend	(2,982)	(6,042)
Excess tax benefit from option/warrant exercise	—	(26)

Net cash used in financing activities	(7,285)	(9,174)

Net decrease in cash and cash equivalents	(4,778)	(5,140)
Effect of exchange rate changes on cash and cash equivalents	(3)	—
Cash and cash equivalents, beginning of period	18,325	17,345

Cash and cash equivalents, end of period	$13,544	$12,205

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2008	2007	2008	2007
Net income	$1,295	$2,145	$2,474	$3,642
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	(2)	14	(2)	14
Currency translation adjustment	(49)	—	(49)	—

Total comprehensive income	$1,244	$2,159	$2,423	$3,656

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(in thousands)

	(Unaudited) Six Months Ended September 30,
	2008	2007
Common stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	61,854	64,191
Exercise of stock options/warrants	—	512
Tax benefit for stock option/warrant exercise	—	141
Purchase of common stock	(4,303)	(3,618)
Share-based compensation	537	563

Balance at end of period	58,088	61,789

Retained earnings
Balance at beginning of period	4,191	7,536
Net income	2,474	3,642
Declared dividend	—	(6,042)

Balance at end of period	6,665	5,136

Accumulated other comprehensive loss
Balance at beginning of period	(10)	(30)
Unrealized gain (loss) on available-for-sale securities	(2)	14
Unrealized loss on currency translation adjustment	(49)	—

Balance at end of period	(61)	(16)

Total shareholders’ equity	$64,694	$66,911

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

New Frontier Media, Inc. is a publicly traded holding company for its operating subsidiaries which are reflected in the Transactional TV segment, the Film Production segment and the Direct-to-Consumer segment.

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

Film Production Segment

The Film Production segment derives its revenue from two principal businesses: a) the production and distribution of original motion pictures known as “erotic thrillers,” horror movies, and erotic, event styled content (collectively, “owned content”) which is provided through the MRG Entertainment label and b) the licensing of third party films in international and domestic markets where it acts as a sales agent for the product (“repped content”) which is provided through the Lightning Entertainment Group label. This segment also periodically provides contract film production services to certain major Hollywood studios (“producer-for-hire” arrangements).

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

The results of operations for the three and six month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

The Company has reclassified its prior year reporting to conform to the current period presentation.

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

At September 30, 2008, the Company had $1.5 million of available-for-sale financial assets. The fair value for these assets was determined through a Level 1 category and was based on quoted market prices in

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —

(continued)

active markets.  The Company had no other financial assets and liabilities carried at fair value at September 30, 2008.

Foreign Currency Translations

The functional currency for all of the Company’s U.S. based subsidiaries is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the periods presented. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity in the condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in the operating expense section of the condensed consolidated statements of income.

Recently Issued Accounting Pronouncements

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of FAS No. 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after December 15, 2008. The adoption of SFAS No. 141(R) will likely impact the Company’s results of operations and financial position to the extent that the Company makes acquisitions subsequent to December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51. SFAS No. 160 establishes accounting and reporting standards that require (a) the ownership interest in subsidiaries held by parties other than the parent to be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and the noncontrolling interest to be clearly identified and presented on the face of the Consolidated Statement of Earnings; and (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary to be accounted for consistently. This statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 will have a material impact on its results of operations and financial position because the Company does not currently have noncontrolling interests in any entity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —

(continued)

which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for the fiscal year beginning April 1, 2008 for the Company, although earlier adoption was permitted. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations and financial position because the Company did not adopt the fair value option.

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands, except per share amounts):

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2008	2007	2008	2007
Net income	$1,295	$2,145	$2,474	$3,642
Average outstanding shares of common stock	23,202	24,120	23,445	24,232
Dilutive effect of warrants/stock options	14	105	29	192
Common stock and common stock equivalents	23,216	24,225	23,474	24,424
Basic income per share	$0.06	$0.09	$0.11	$0.15
Diluted income per share	$0.06	$0.09	$0.11	$0.15

Options and warrants which were excluded from the calculation of diluted earnings per share because the exercise price of the options and warrants was greater than the average market price of the common shares were approximately 2.3 million and 1.2 million for the quarters ended September 30, 2008 and 2007, respectively, and 2.2 million and 0.6 million for the six month periods ended September 30, 2008 and 2007, respectively.  Inclusion of these options and warrants would be antidilutive.

NOTE 3 — EMPLOYEE EQUITY INCENTIVE PLANS

The Company adopted the New Frontier Media, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) during fiscal year 2008.  The 2007 Plan was approved by the Company’s shareholders and the purpose of the 2007 plan was to replace prior plans with one incentive plan. No awards or grants are available to be made under prior plans. Under the 2007 Plan, employees and directors of the Company may be granted incentive stock options, restricted stock, bonus stock and other awards, or any combination thereof. There were 1,250,000 shares of the Company’s common stock originally authorized for issuance under the 2007 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 350,000 shares. As of September 30, 2008, approximately 0.3 million awards were available for issuance under the 2007 Plan.

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

Share-based compensation is determined using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plan. The Company uses certain assumptions in order to calculate the fair value of an option using the Black-Scholes option pricing model. The volatility assumptions are derived using historical volatility data. The expected term assumptions are stratified between officers and non-officers and are determined using the estimated weighted average exercise behavior for these two groups of employees. The dividend yield assumption is based dividends declared by the Company’s Board of Directors and estimates of dividends to be declared in the future. The weighted average estimated fair values of stock option grants and the weighted average assumptions that were used in calculating such values for the quarters and six month periods ended September 30, 2008 and 2007 are presented below.

	Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Weighted average estimated fair values per award	(1)	$2.02	$2.33	$2.02
Expected term (in years)	(1)	6	5	6
Risk free interest rate	(1)	4.1%	2.7%	4.1%
Volatility	(1)	60%	52%	60%
Dividend yield	(1)	7.6%	-%	7.6%

(1) No options were granted during the quarter end September 30, 2008.

Share-based compensation expense recognized in the condensed consolidated statements of income during the quarters and six month periods ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, which considers estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and are different for officers and non-officers. The estimated forfeitures used for fiscal year 2009 were approximately 1% for officers and 16% for non-officers.  The estimated forfeitures used for fiscal year 2008 were 0% for officers and approximately 16% for non-officers.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —

(continued)

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company’s equity incentive plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

	Quarter Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Share-based compensation expense before income taxes	$280	$288	$537	$563
Income tax benefit	(112)	(107)	(218)	(208)
Total share-based compensation expense after income taxes	$168	$181	$319	$355
Share-based compensation effects on basic earnings per common share	$0.01	$0.01	$0.01	$0.01
Share-based compensation effects on diluted earnings per common share	$0.01	$0.01	$0.01	$0.01

Stock option transactions during the six month period ended September 30, 2008 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at March 31, 2008	1,727,802	$6.39
Granted	623,500	$4.76
Forfeited/Cancelled	(15,000)	$5.47
Outstanding at September 30, 2008	2,336,302	$5.96	7.3	$8
Options Exercisable at September 30, 2008	1,157,652	$6.64	5.5	$8
Options Vested and Expected to Vest—Non-Officers	827,745	$6.47	7.2	$8
Options Vested and Expected to Vest—Officers	1,403,922	$5.72	7.3	$—

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the period if unexercised.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —

(continued)

Net cash proceeds from the exercise of stock options were $0 and $0.3 million for the quarters ended September 30, 2008 and 2007, respectively, and $0 and $0.5 million for the six month periods ended September 30, 2008 and 2007, respectively. The Company issues new shares of common stock upon the exercise of stock options. As of September 30, 2008, there was $0.4 million and $1.7 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company’s equity incentive plan. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of 3 years.

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

The Company has the following three reportable operating segments:

• Transactional TV—distributes branded adult entertainment programming networks and VOD content through electronic distribution platforms including cable television and direct broadcast satellite operators.

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

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2008	2007	2008	2007
Net sales
Transactional TV	$10,773	$9,995	$21,329	$20,362
Film Production	2,202	2,000	4,249	4,090
Direct-to-Consumer	400	435	858	918
Total	$13,375	$12,430	$26,436	$25,370
Segment profit (loss)
Transactional TV	$5,453	$5,129	$10,955	$10,243
Film Production	34	442	(34)	305
Direct-to-Consumer	(654)	97	(1,194)	76
Corporate Aministration	(2,678)	(2,267)	(5,564)	(4,848)
Total	$2,155	$3,401	$4,163	$5,776
Interest income
Transactional TV	$—	$1	$—	$1
Film Production	1	1	3	1
Corporate Administration	67	213	143	467
Total	$68	$215	$146	$469
Interest expense
Direct-to-Consumer	$3	$—	$7	$—
Corporate Administration	56	53	108	96
Total	$59	$53	$115	$96

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —

(continued)

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2008	2007	2008	2007
Depreciation and amortization
Transactional TV	$1,274	$1,081	$2,460	$2,137
Film Production	971	577	1,825	1,363
Direct-to-Consumer	147	54	283	105
Corporate Administration	4	3	7	6
Total	$2,396	$1,715	$4,575	$3,611

	(Unaudited) September 30, 2008	March 31, 2008
Identifiable assets
Transactional TV	$138,228	$125,500
Film Production	34,416	34,269
Direct-to-Consumer	18,669	17,904
Corporate Administration	46,890	47,838
Eliminations	(158,804)	(141,850)
Total	$79,399	$83,661

NOTE 5 — MAJOR CUSTOMERS

The Company’s major customers (revenues in excess of 10% of total sales) are Comcast Corporation (“Comcast”), DirecTV, Inc. (“DirecTV”), DISH Network Corporation (“DISH”) and Time Warner, Inc. (“Time Warner”). These customers are included in the Transactional TV and Film Production segments. Revenue from these customers as a percentage of total revenue for each period presented is as follows:

	(Unaudited) Quarter Ended September 30,		(Unaudited) Six Months Ended September 30,
	2008	2007	2008	2007
Comcast	23%	21%	22%	19%
DirecTV	15%	13%	15%	13%
DISH	14%	16%	14%	17%
Time Warner	13%	15%	14%	15%

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —

(continued)

The Company’s outstanding accounts receivable balance due from its major customers as of September 30, 2008 and March 31, 2008 are as follows (in thousands):

	(Unaudited) September 30, 2008	March 31, 2008
Comcast	$2,021	$1,882
DirecTV	1,270	2,011
DISH	1,114	1,817
Time Warner	782	1,015

The loss of any of the Company’s major customers would have a material adverse effect on the Company’s results of operations and financial position.

NOTE 6 — MARKETABLE SECURITIES

Marketable securities are required to be categorized as trading, available-for-sale or held-to-maturity. As of September 30, 2008, the Company had no trading or held-to-maturity securities. The marketable securities held by the Company at September 30, 2008 are categorized as available-for-sale and are reported at fair value. Marketable securities held by the Company at September 30, 2008 were as follows (in thousands):

	Gross
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
Certificates of deposit	$898	$—	$—	$898
Tax exempt municipal securities	574	2	—	576

Total available-for-sale securities	$1,472	$2	$—	$1,474

The contractual maturities of these marketable securities as of September 30, 2008, were as follows (in thousands):

	Available-for-Sale
	Securities
Year Ended	Gross
March 31,	Amortized Cost	Fair Value
2009	$1,472	$1,474

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

During the first nine months of calendar year 2007, the Company estimated that the second annual earn-out target for the twelve months ended December 31, 2007 would be met. However, actual results for MRG were not sufficient to achieve the second annual performance target. As a result, the previously accrued earn-out liability of approximately $0.5 million was reversed. The second annual earn-out payment could still be obtained by the selling shareholders of MRG if the performance results in year three of the earn-out period exceed the related year three target by an amount greater than the year two target shortfall. If actual performance or estimates for the twelve month period ending December 31, 2008 indicate that an overachievement equal to the shortfall in 2007 is likely to occur, the Company may be required to record the earn-out expenses that were reversed in subsequent future periods. The Company does not believe that the year three earn-out or recoupment of the year two earn-out is probable based on current estimates and

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —

(continued)

historical performance data. As a result, the Company has not accrued any earn-out amounts at September 30, 2008.

NOTE 8 — LITIGATION

In the normal course of business, the Company is subject to various lawsuits and claims. The Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 9 — CASH DIVIDENDS AND STOCK REPURCHASE

In December 2005, the Company’s Board of Directors approved a 2.0 million share repurchase plan to be executed over 30 months, and the Company purchased approximately 0.9 million shares through the original plan. In June 2008, the Company’s Board of Directors extended the plan through June 2010.  During the six month period ended September 30, 2008, the Company repurchased approximately 1.1 million shares for a total purchase price of approximately $4.3 million. The Company repurchased approximately $3.6 million of common stock during the six month period ended September 30, 2007.

The Company’s Board of Directors declared a cash dividend of $0.125 per share of common stock during the fourth quarter of fiscal year 2008, and the Company paid approximately $3.0 million for this cash dividend in April 2008.  The Board of Directors has not declared a dividend during fiscal year 2009, and the payment of future dividends is at the discretion of the Board of Directors.

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

In accordance with the provisions of FIN No. 48, the Company has total unrecognized tax benefits of approximately $1.8 million of which approximately $0.2 million are not expected to be settled within one year and have been classified as other long-term liabilities at September 30, 2008. If the Company were to prevail or the uncertainty were settled in favor of the Company on all uncertain tax positions, the net effect is estimated to be a benefit to the Company’s effective tax rate of approximately $0.4 million. As of September 30, 2008, the Company had accrued approximately $0.5 million and $0 of interest expense and penalties, respectively, of which approximately $46 thousand was recognized through interest expense during the quarter ended September 30, 2008. If the Company were to prevail or the uncertainty were settled in favor of the Company on all uncertain tax positions, the reversal of this accrual would result in a benefit to the Company. The Company estimates that it is reasonably possible that the unrecognized tax benefits will be settled during the fiscal year ended March 31, 2009 if one or more of the following occur: a) the more-likely-than-not recognition threshold will be met during the period, b) the tax is settled through negotiation or litigation, or c) the statute of limitations for the relevant taxing authority to examine and challenge the tax position will expire.

The Company files U.S. federal and state income tax returns. The Company concluded an audit by the Internal Revenue Service (“IRS”) for its fiscal year 2007 tax year, and the IRS proposed no changes to the Company’s fiscal year 2007 tax return in connection with the audit. With few exceptions, the Company is no longer subject to examination of its federal and state income tax returns for years prior to fiscal year 1999.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) —

(continued)

NOTE 11 — BORROWING ARRANGEMENTS

In July 2008, the Company obtained a $9.0 million line of credit from an outside financial institution. Amounts borrowed under the line of credit can be used to support the Company’s short-term working capital needs. The line of credit is secured by the Company’s trade accounts receivable and will mature in July 2009. The interest rate applied to borrowings under the line of credit is based on the greater of the current prime rate less 0.13% or 5.75%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and the Company was in compliance with the covenants at September 30, 2008. The Company has made no borrowings under the line of credit.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In August and September 2008, certain executive officers and other key employees executed new or amended employment contracts with the Company. The terms and conditions of the amended contracts are materially equivalent to the original agreements. The impact of the new and amended contracts on the Company’s contractual future obligations is to increase the amounts by $0.1 million, $0.5 million and $0.5 million in each of the fiscal years ended March 31, 2009, 2010 and 2011, respectively.

NOTE 13 — SUBSEQUENT EVENTS

In October 2008, certain executive officers and other key employees executed new or amended employment contracts with the Company. The terms and conditions of the amended contracts are materially equivalent to the original agreements. The impact of the new and amended contracts on the Company’s contractual future obligations is to increase the amounts by $0.1 million, $0.4 million and $0.4 million in each of the fiscal years ended March 31, 2009, 2010 and 2011, respectively.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers that accounted for approximately 65% of our total revenue for the six month period ended September 30, 2008; 2) maintain the license fee structures currently in place with our customers; 3) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers; 4) retain our key executives; 5) produce film content that is well received by our Film Production segment’s customers; 6) successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; 7) effectively manage the test set-top box business model and attract customers for the related product and 8) attract market support for our stock. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of our most recently filed Form 10-K and Item 1A located in Part II herein, as updated by periodic and current reports that we may file from time to time with the Securities and Exchange Commission that amend or update such factors.

Executive Summary

We are a leader in transactional television and the international distribution of independent general motion picture entertainment. Our key customers are large cable and satellite operators in the United States. Our products are sold to these operators who then distribute them to retail customers via pay-per-view and video-on-demand technology. We earn revenue through contractual percentage splits of the retail price. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer  operating segments. Our most profitable business lines are the Transactional TV and Film Production segments. Our Direct-to-Consumer segment is currently operating at a loss as a result of costs we are incurring to develop an internet protocol television (“IPTV”) test business model. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc., including costs such as legal and accounting expenses, human resources and training, insurance, registration and filing fees with NASDAQ, executive employee costs and the SEC, investor relations, and printing costs associated with our public filings and shareholder communications.

The business models of each of our revenue-generating segments are summarized below.

Transactional TV Segment

Our Transactional TV segment is focused on the distribution of its pay-per-view and video-on-demand service to MSOs and DBS providers in both domestic and international markets. We earn a percentage of revenue, or “split”, from our content for each pay-per-view, subscription, or video-on-demand transaction that is purchased on our customers’ platform. Revenue growth occurs as we launch our services to new cable MSOs or DBS providers, experience growth in the number of digital subscribers for systems where our services are currently distributed, when we launch additional services with existing cable and DBS providers, when our proportional buy rates improve relative to our competitors, and when there is a general increase in category buys on our customers’ platform. Revenue growth can also occur when operators increase retail prices. Alternatively, our revenue could decline if we experience lower buy rates, if the revenue splits we receive from our customers decline, if our customers remove our channels or VOD content from their platform, if our customers reduce the retail price of our content or if additional competitive channels are added to our customers’ platforms.

Film Production Segment

The Film Production segment has historically derived the majority of its revenue from two principal businesses: (1) the production and distribution of original motion pictures such as “erotic thrillers,” horror movies, and erotic, event styled content (“owned content”); and (2) the licensing of third party films in international and domestic markets where we act as a sales agent for the product (“repped content”). This segment also periodically provides contract film production services to certain major Hollywood studios (“producer-for-hire” arrangements).

Direct-to-Consumer Segment

Our Direct-to-Consumer segment generates revenue primarily by selling monthly memberships to our consumer websites. During fiscal year 2008, we focused our efforts on improving all aspects of our internet product in terms of site design, navigation, features, content and performance in an effort to increase traffic to the website and the conversion of that traffic into paying members. We plan to launch a new version of our primary consumer website during fiscal year 2009 that will provide potential customers with new functionality and the opportunity to participate in a virtual website community. This segment has also recently launched a test initiative related to the development of a set-top box IPTV business model. During January 2008, we acquired certain intellectual property rights to an internet protocol set-top box. Through the set-top box, consumers can access content through the internet and view the content on their television. The service would be provided through a monthly subscription.  We have been incurring costs associated with this initiative which is currently being tested.

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

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment (amounts may not sum due to rounding):

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In Millions) Year-to-Date September 30,		Year-to-Date Percent Change
	2008	2007(1)	‘08 vs’07	2008	2007(1)	‘08 vs’07
Net revenue
VOD	$5.6	$4.7	19%	$10.8	$9.3	16%
PPV - Cable/DBS	5.0	4.9	2%	10.0	10.2	(2)%
C-Band and other	0.2	0.4	(50)%	0.4	0.9	(56)%

Total	10.8	10.0	8%	21.3	20.4	4%

Cost of sales	2.9	2.7	7%	5.5	5.5	0%

Gross profit	7.9	7.3	8%	15.8	14.8	7%

Gross profit percentage	73%	73%		74%	73%

Operating expenses	2.4	2.1	14%	4.8	4.6	4%

Operating income	$5.5	$5.1	8%	$11.0	$10.2	8%

(1) Net revenue from advertising has been reclassified from PPV - Cable/DBS to C-Band and other revenue to conform with the current period presentation.  Additionally, the Company has reclassified certain prepaid distribution rights amortization from the Transactional TV segment to the Direct-to-Consumer segment to conform with the current period presentation.

Net Revenue

VOD

The 19% and 16% increase in VOD revenue during the current quarter and six month period ended September 30, 2008, respectively, was primarily the result of an improvement in performance on several of the top ten largest cable MSOs in the U.S. The improved performance was primarily the result of the addition of new content packages and improved menu positioning on the related platforms which resulted in overall category growth as well as an increase in our category market share. The current quarter results also included approximately $0.1 million of incremental international VOD revenue.

PPV — Cable/DBS

PPV — Cable/DBS revenue increased during the current quarter ended September 30, 2008 due primarily to the addition of a new channel on the largest U.S. DBS platform during the third quarter of fiscal year 2008. This increase was partially offset by a decline in revenue from the second largest DBS provider in the U.S. from an increase in competition.

PPV – Cable/DBS revenue declined during the six month period ended September 30, 2008 due to the above mentioned decline in revenue from the second largest DBS provider in the U.S.  Partially offsetting this decline was an increase in revenue from the above mentioned new channel on the largest DBS platform in the U.S.

C-Band and Other Revenue

The decline in C-Band and other revenue is from the C-Band services that we ceased offering during the third quarter of fiscal year 2008.

Cost of Sales

Our cost of sales consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisitions, video-on-demand transport, and amortization of content licenses.  These costs also included in-house call center operations related to the C-Band services that we ceased offering during the third quarter of fiscal year 2008.  The increase in cost of sales during the quarter ended September 30, 2008 as compared to the same prior year quarter was due to 1) an increase in transport costs to support the increase in U.S. VOD distribution, 2) an increase in uplink costs to upgrade and improve the related services and service capacity, and 3) an increase in transponder costs to support an additional high definition offering.  These increases in costs were partially offset by a decline in costs from the termination of the C-Band services.  Cost of sales during the six month period ended September 30, 2008 was flat because the increase in costs discussed above were fully offset by the decline in costs from the termination of the C-Band services.

Operating Expenses and Operating Income

The increase in operating expenses during the quarter and six month period ended September 30, 2008 was due to an increase in advertising and promotion costs.  Operating income for the current quarter and six month period ended September 30, 2008 was $5.5 million and $11.0 million, respectively, and increased as compared to $5.1 million and $10.2 million during the same respective periods in the prior year.

Film Production Segment

The following table sets forth certain financial information for the Film Production segment (amounts may not sum due to rounding):

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In Millions) Year-to-Date September 30,		Year-to- Date Percent Change
	2008	2007(1)	‘08 vs’07	2008	2007(1)	‘08 vs’07
Net revenue
Owned content	$1.7	$1.4	21%	$3.4	$2.8	21%
Repped content	0.3	0.5	(40)%	0.7	1.0	(30)%
Other revenue	0.1	0.1	0%	0.2	0.3	(33)%

Total	2.2	2.0	10%	4.2	4.1	2%

Cost of sales	1.0	0.5	#	1.9	1.3	46%

Gross profit	1.2	1.5	(20)%	2.4	2.8	(14)%

Gross profit percentage	55%	75%		57%	68%

Operating expenses	1.1	1.0	10%	2.4	2.5	(4)%

Operating income	$0.0	$0.4	#	$0.0	$0.3	#

(1) Other revenue was previously classified within owned content revenue and has been reclassified to conform with the current period presentation.

# Change is in excess of 100%.

Net Revenue

Owned Content

Revenue increased during the quarter and six month period ended September 30, 2008 primarily from the delivery of a thirteen episode series to a premium cable channel customer.  We delivered six titles during the first quarter of fiscal year 2009 and seven titles during the current quarter.  Revenue was also higher due to our delivery of VOD content to the second largest DBS provider and other top ten cable MSOs in the U.S.  These increases in revenue were partially offset by 1) a decline in revenue from a large pay-per-view aggregator, 2) a decline in horror film revenue related to a home video and VOD arrangement with a mainstream distributor, and 3) lower revenue from the largest DBS provider in the U.S. due to a change in the location of our content within that provider’s electronic programming guide.

Repped Content

Repped content revenue includes revenue from the licensing of film titles that we represent (but do not own) under sales agency relationships with various independent film producers. The decline in revenue is primarily related to the impact of unfavorable economic conditions on the independent film market.

Other Revenue

Other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors.  Other revenue during the quarter and six month period ended September 30, 2008 continues to represent an immaterial amount of revenue.

Cost of sales

Our cost of sales is comprised of the amortization of our owned content film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services.  There is no significant cost of sales related to the repped content business.

The increase in cost of sales during the quarter and six month period ended September 30, 2008 as compared to the same prior year periods is primarily due to higher film cost amortization related to the delivery of titles from a thirteen episode series.  Additionally, the prior year results included a larger proportion of revenue from older titles whose film costs had been fully amortized.  This resulted in an unusually low film cost amortization during the quarter and six month period ended September 30, 2007.  Film cost amortization as a percentage of the related owned content revenue during the quarter and six month period ended September 30, 2008 was 44% and 42%, respectively, as compared to 27% and 34% during the quarter and six month period ended September 30, 2007, respectively.

Operating Expenses and Operating Income

Operating expenses increased during the quarter ended September 30, 2008 as compared to the same prior year quarter from our efforts to expand into DVD retail markets with our repped content and from an impairment charge incurred for unrecoupable costs.  The increase in costs was primarily offset by a reduction in the earn-out fee which the Company is not accruing because it does not expect that the earn-out targets will be achieved.  The Film Production’s operating income was break-even during the quarter ended September 30, 2008 as compared to operating income of $0.4 million in the same prior year quarter.

The decrease in operating expenses during the six month period ended September 30, 2008 is primarily due to a decline in the previously mentioned earn-out accrual.  This decline was partially offset by costs incurred for the repped content DVD efforts.  The Film Production segment’s operating income was break-even during the six month period ended September 30, 2008 as compared to operating income of $0.3 million during the same period in the prior year.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment (amounts may not sum due to rounding):

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In Millions) Year-to-Date September 30,		Year-to- Date Percent Change
	2008	2007(1)	‘08 vs’07	2008	2007(1)	‘08 vs’07
Net revenue
Net membership	$0.3	$0.3	0%	$0.7	$0.7	0%
Other	0.1	0.1	0%	0.1	0.2	(50)%

Total	0.4	0.4	0%	0.9	0.9	0%

Cost of sales	0.5	0.2	#	0.9	0.4	#

Gross profit	(0.1)	0.2	#	(0.1)	0.5	#

Gross profit percentage	^	50%		^	56%

Operating expenses	0.5	0.2	#	1.1	0.4	#

Operating (loss) income	$(0.7)	$0.1	#	$(1.2)	$0.1	#

(1) We have reclassified certain prepaid distribution rights amortization from the Transactional TV segment to the Direct-to-Consumer segment to conform with the current period presentation.

# Change is in excess of 100%.

^ Information is not meaningful.

Net Revenue

Revenue from our Direct-to-Consumer segment primarily consists of amounts earned through the provision of internet subscriptions to customers.  Net membership revenue during the quarter and six month period ended September 30, 2008 was consistent with the same prior year periods.

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

The Direct-to-Consumer segment’s cost of sales increased during the quarter and six month period ended September 30, 2008 as a result of additional costs incurred for the test IPTV business model.

Operating Expenses and Operating Income (Loss)

Operating expenses increased during the quarter and six month period ended September 30, 2008 as compared to the same prior year periods due to additional costs incurred in connection with the test IPTV business model.  We incurred an operating loss of $0.7 million and $1.2 million for the quarter and six month period ended September 30, 2008 as compared to an operating income of $0.1 million in each of the quarter and six month period ended September 30, 2007.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment:

	(In Millions) Quarter Ended September 30,		Quarterly Percent Change	(In Millions) Year-to-Date September 30,		Year-to-Date Percent Change
	2008	2007	’08 vs’07	2008	2007	‘08 vs’07
Operating expenses	$2.7	$2.4	13%	$5.6	$5.2	8%

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

Corporate administration expenses incurred during the quarter and six month period ended September 30, 2008 increased as compared to the same prior year periods from 1) an increase in travel and administrative costs in connection with our international expansion efforts, and 2) an increase in third party advisor fees.

Liquidity and Capital Resources

Our current priorities for the use of our cash are:

• investments in processes intended to improve the quality and marketability of our products;

• funding the operations of the set-top box IPTV business within our Direct-to-Consumer segment; and

• funding our operating and capital requirements.

We believe that existing cash and anticipated cash generated from operations will be sufficient to satisfy our operating requirements for the foreseeable future, and we believe that any foreseeable capital expenditures, content licensing, film production costs and set-top box purchases that may be incurred can be financed through our current existing cash and investments, our expected cash flows from operations and available borrowing facilities.

Sources and Uses of Cash

Cash Flows from Operating and Investing Activities

Our cash flows from operating and investing activities are summarized as follows (amounts in table may not sum due to rounding):

	(In Millions) Six Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$6.0	$0.9

Cash flows from investing activities:
Purchase of investments available-for-sale	(1.7)	(2.7)
Redemption of investments available-for-sale	1.2	7.5
Purchases of equipment and furniture	(2.2)	(1.2)
Purchases of intangible assets	(0.7)	—
Payment of related party note arising from business acquisition	(0.0)	(0.6)

Net cash provided by (used in) investing activities	$(3.5)	$3.1

The increase in cash provided by operating activities during the six month period ended September 30, 2008 as compared to the same prior year period is primarily from the following:

      •   an increase in cash flows from improved efficiencies related to the collection of accounts receivable in our Transactional TV and Film Production segments;

      •   an increase in cash flows arising from lower fiscal year 2008 bonus amounts that were paid during the first quarter of fiscal 2009; and

      •   an increase in cash flows from the decline in owned and producer-for-hire content creation within the Film Production segment.

Cash used in investing activities was $3.5 million during the six month period ended September 30, 2008 as compared to cash provided by investing activities of $3.1 million in the same prior year period.  We used approximately $0.5 million of cash for net purchases of investments.  Approximately $2.2 million of cash was used for capital expenditures to acquire additional electronic storage equipment for our Transactional TV segment and to upgrade certain administrative hardware and software.  We also used approximately $0.7 million to purchase intangible assets within our Direct-to-Consumer segment.  We made no material related party payments during the first half of fiscal year 2009.

Cash Flows from Financing Activities

Our cash flows from financing activities are as follows (amounts in table may not sum due to rounding):

	(In Millions) Quarter Ended September 30,
	2008	2007
Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	$—	$0.5
Purchase of common stock	(4.3)	(3.6)
Payment of dividends	(3.0)	(6.0)
Excess tax benefit from option/warrant exercise	—	0.0
Net cash used in financing activities	$(7.3)	$(9.2)

Net cash used in financing activities during the current quarter includes $3.0 million in payments for cash dividends and $4.3 million for the purchase of approximately 1.1 million shares of our common stock through our stock repurchase program.

Stock Repurchase Plan and Dividends

In December 2005, our Board of Directors approved a 2.0 million share repurchase plan to be executed over 30 months, and we purchased approximately 0.9 million shares through the original plan. In June 2008, our Board of Directors extended the plan through June 2010.  During the six month period ended September 30, 2008, we repurchased approximately 1.1 million shares for a total purchase price of approximately $4.3 million. We repurchased approximately $3.6 million of common stock during the six month period ended September 30, 2007.

Our Board of Directors declared a cash dividend of $0.125 per share of common stock during the fourth quarter of fiscal year 2008, and we paid approximately $3.0 million for this cash dividend in April 2008.  The Board of Directors has not declared a dividend during fiscal year 2009, and the payment of future dividends is at the discretion of the Board of Directors.

Borrowing Arrangements

In July 2008, we obtained a $9.0 million line of credit from an outside financial institution. Amounts borrowed under the line of credit can be used to support our short-term working capital needs. The line of credit is secured by our trade accounts receivable and will mature in July 2009. The interest rate applied to borrowings under the line of credit is based on the greater of the current prime rate less 0.13% or 5.75%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and we were in compliance with the covenants at September 30, 2008. We have made no borrowings under the line of credit.

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

During the first nine months of calendar year 2007, we estimated that the second annual earn-out target for the twelve months ended December 31, 2007 would be met. However, actual results for MRG were not sufficient to achieve the second annual performance target. As a result, the previously accrued earn-out liability of approximately $0.5 million was reversed. The second annual earn-out payment could still be obtained by the selling shareholders of MRG if the performance results in year three of the earn-out period exceed the related year three target by an amount greater than the year two target shortfall. If actual performance or estimates for the twelve month period ending December 31, 2008 indicate that an overachievement equal to the shortfall in 2007 is likely to occur, we may be required to record the earn-out expenses that were reversed in subsequent future periods. We do not believe that the year three earn-out or recoupment of the year two earn-out is probable based on current estimates and historical performance data. As a result, we have not accrued any earn-out amounts at September 30, 2008.

In connection with our adoption of FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, we have a $1.8 million liability recorded for unrecognized tax benefits at September 30, 2008. Approximately $1.6 million of the liability is expected to be settled within one year and has been classified as a current liability within taxes payable. Please refer to Note 10 — Income Taxes within the Condensed Consolidated Financial Statements for additional detail on the $1.8 million liability.

In August, September and October of 2008, certain executive officers and other key employees executed new or amended employment contracts with the Company. The terms and conditions of the amended contracts are materially equivalent to the original agreements. The impact of the new and amended contracts on the Company’s contractual future obligations is to increase the amounts by $0.2 million, $0.9 million and $0.9 million in each of the fiscal years ended March 31, 2009, 2010 and 2011, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk. The Company’s exposure to market risk is principally confined to cash in the bank, money market accounts and certificates of deposit, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity. As of November 1, 2008, the Company had cash in checking and money market accounts, certificates of deposits, and fixed income debt securities. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of these assets.

As of November 1, 2008, the Company had no borrowings under its line of credit and so a sudden change in the prime rate would not have a material impact on the Company’s results of operations.

Foreign Currency Exchange Risk. The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective.

(b) Internal Controls. There were no changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In addition to the other information set forth below and elsewhere in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2008, as such risk factors have been updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

Current market volatility and difficult conditions in the financial services markets may materially and adversely impact our business and results of operations.

The global capital and credit markets have deteriorated significantly in recent months, resulting in the failure of major financial institutions, the reluctance of other major financial institutions to lend money, an increase in commercial and consumer delinquencies, a lack of consumer confidence, and a widespread reduction generally of business activity. If these conditions continue, which may be likely for the foreseeable future, or worsen, our ability to borrow funds or obtain other financing on terms acceptable to us could be materially adversely affected.  These conditions could also, among other things, negatively impact our customers’ ability to pay us, the number of subscribers and purchasers of our products and services, and require us to increase our reserves for bad debt, the occurrence of any or all of which could materially and negatively impact our business, our financial condition and our results of operations.

The loss of any of our current major customers, or our inability to maintain favorable terms with these customers, could have a material adverse affect on our financial position and results of operations.

We currently have agreements with nine of the ten largest U.S. cable MSOs, DISH Network, and DirecTV. Our agreements with these operators may be terminated on relatively short notice without penalty. If one or more of these cable MSO or DBS operators terminates or does not renew our agreements, or does not renew the agreements on terms as favorable as those of our current agreements, our financial position and results of operations could be materially adversely affected. For our fiscal year ended March 31, 2008, the aggregate revenue we received from our major customers (customers that account for 10% or more of our consolidated revenue including Comcast, DISH, DirecTV and Time Warner) was approximately 59% of our total company-wide revenue. For the six month period ended September 30, 2008, the aggregrate revenue we received from our major customers was approximately 65% of total company-wide revenue.

Our failure to meet our performance targets with DirecTV could adversely affect our financial position and results of operations.

Our agreement with DirecTV provided for an automatic one year carriage extension to mid-October 2009 on existing terms for each of our three DirecTV channels that achieved predetermined revenue targets by October 2008. The revenue targets for each channel were not met, however, and DirecTV may therefore seek to negotiate a new agreement with us or it may seek to remove one or more of our channels from its services.  If any such negotiations result in DirecTV removing one or more of our channels from its services, or if it is successful in negotiating terms more favorable to it than under the current agreement, or if it replaced any of our channels with channels of our competitors, our financial position and results of operations could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 13, 2005, the Board of Directors of the Company approved the repurchase of 2.0 million shares of common stock to be implemented over 30 months. The Company purchased approximately 0.9 million shares of common stock through this initial plan. In June 2008, the Board of Directors of the Company extended the duration of the plan through June 2010.  During the quarter ended September 30, 2008, the Company purchased shares in connection with the extended program (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2008	—	$—	—	746
August 1-31, 2008	249	3.98	249	497
September 1-30, 2008	494	3.67	494	3

Total	743	$3.77	743

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of its shareholders was held on August 25, 2008 in Santa Monica, California. The matters submitted for a vote at the meeting and the related election results were as follows:

1. Election of six directors to the Board of Directors to serve for the following year and until their successor is elected:

	For	Withheld	Broker Non-Vote
Michael Weiner	18,586,246	3,214,545	0
Alan L. Isaacman	14,586,756	7,214,035	0
Hiram J. Woo	18,586,455	3,214,336	0
David Nicholas	18,594,697	3,206,094	0
Melissa Hubbard	18,592,847	3,207,944	0
Walter Timoshenko	18,594,679	3,206,112	0

2. Ratification of the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending March 31, 2009:

For	Against	Abstain	Broker Non-Vote
18,667,717	421,243	2,711,831	0

As a result, all of the matters submitted for a vote at the meeting were approved by the shareholders.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
3.01	Amended and Restated Bylaws of New Frontier Media, Inc.
4.01

Rights Agreement, which includes as Appendix A the form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as Appendix B the related form of Rights Certificate, and as Appendix C the related Summary of Rights to Purchase Series A Preferred Stock (incorporated by reference to Exhibit 4.01 to Registrant’s Form 8-K (File No. 000-23697) filed August 1, 2008)

10.01	New Frontier Media, Inc. Summary of Director Compensation Arrangements
10.02	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Michael Weiner
10.03	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Grant Williams
10.04	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ira Bahr
10.05	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ken Boenish
10.06	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Marc Callipari
10.07	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Scott Piper
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
Dated: November 7, 2008	By:	/s/ Michael Weiner
Name: Michael Weiner
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.01	Amended and Restated Bylaws of New Frontier Media, Inc.
4.01

Rights Agreement, which includes as Appendix A the form of Certificate of Designation, Preferences and Rights of Series A Preferred Stock, as Appendix B the related form of Rights Certificate, and as Appendix C the related Summary of Rights to Purchase Series A Preferred Stock (incorporated by reference to Exhibit 4.01 to Registrant’s Form 8-K (File No. 000-23697) filed August 1, 2008)

10.01	New Frontier Media, Inc. Summary of Director Compensation Arrangements
10.02	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Michael Weiner
10.03	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Grant Williams
10.04	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ira Bahr
10.05	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ken Boenish
10.06	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Marc Callipari
10.07	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Scott Piper
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002