Form 10-Q
period 2008-12-31
NEW FRONTIER MEDIA INC
filed 2009-02-09
CIK 847383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended December 31, 2008

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

As of February 1, 2009, 20,035,350 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q

NEW FRONTIER MEDIA, INC.

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2008

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	(Unaudited)
	December 31,	March 31,
	2008	2008
Assets
Current assets:
Cash and cash equivalents	$14,092	$18,325
Restricted cash	18	38
Marketable securities	1,277	930
Accounts receivable, net of allowance for doubtful accounts of $284 and $169, at December 31, 2008 and March 31, 2008, respectively	10,092	13,873
Taxes receivable	1,113	—
Deferred tax assets	456	620
Prepaid and other assets	1,224	1,899

Total current assets	28,272	35,685

Equipment and furniture, net	5,819	4,861
Prepaid distribution rights, net	11,220	10,381
Recoupable costs and producer advances, net	4,738	2,448
Film costs, net	6,893	7,626
Goodwill	8,599	18,608
Other identifiable intangible assets, net	2,805	3,033
Other assets	1,037	1,019

Total assets	$69,383	$83,661

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,139	$2,937
Dividend payable	—	2,982
Taxes payable	—	760
Producers payable	1,005	1,012
Deferred revenue	922	984
Accrued compensation	1,410	1,817
Deferred producer liabilities	1,979	2,862
Short-term debt	4,000	—
Accrued and other liabilities	3,269	2,257

Total current liabilities	14,724	15,611

Deferred tax liabilities	603	795
Taxes payable	240	216
Other long-term liabilities	748	1,002

Total liabilities	16,315	17,624

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 20,035 and 23,775 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	2	2
Additional paid-in capital	55,349	61,854
Retained earnings (accumulated deficit)	(2,188)	4,191
Accumulated other comprehensive loss	(95)	(10)

Total shareholders’ equity	53,068	66,037

Total liabilities and shareholders’ equity	$69,383	$83,661

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2008	2007	2008	2007
Net sales	$12,619	$17,921	$39,055	$43,291
Cost of sales	4,120	6,872	12,478	14,128

Gross margin	8,499	11,049	26,577	29,163

Operating expenses:
Sales and marketing	2,084	1,735	6,642	5,443
General and administrative	4,488	3,764	13,811	12,416
Charge for film cost, recoupable cost and fixed asset impairments	1,127	778	1,192	1,141
Charge for goodwill impairment	10,009	—	10,009	—

Total operating expenses	17,708	6,277	31,654	19,000

Operating income (loss)	(9,209)	4,772	(5,077)	10,163

Other income (expense):
Interest income	36	139	182	608
Interest expense	(30)	(52)	(145)	(148)
Reversal of interest expense for uncertain tax positions	429	—	429	—
Other income, net	1	88	1	100

Total other income	436	175	467	560

Income (loss) before provision for income taxes	(8,773)	4,947	(4,610)	10,723

Provision for income taxes	(80)	(1,815)	(1,769)	(3,949)

Net income (loss)	$(8,853)	$3,132	$(6,379)	$6,774

Basic income (loss) per share	$(0.42)	$0.13	$(0.28)	$0.28

Diluted income (loss) per share	$(0.42)	$0.13	$(0.28)	$0.28

Dividends declared per common share	$—	$0.13	$—	$0.38

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(6,379)	$6,774
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,578	6,519
Tax benefit from option/warrant exercises	—	211
Share-based compensation	792	713
Deferred tax asset and liability, net	(28)	(893)
Charge for goodwill impairment	10,009	—
Charge for film cost, recoupable cost and fixed asset impairments	1,192	1,141
Reversal of uncertain tax positions	(1,598)	—
Reversal of interest expense for uncertain tax positions	(429)	—
Changes in operating assets and liabilities
Accounts receivable	3,781	(3,514)
Accounts payable	(463)	(256)
Prepaid distribution rights	(3,548)	(3,493)
Capitalized film costs	(2,106)	(3,014)
Deferred revenue	(62)	6
Producers payable	(7)	(63)
Taxes receivable and payable	806	1,738
Accrued compensation	(407)	(1,993)
Other assets and liabilities	(1,438)	743

Net cash provided by operating activities	6,693	4,619

Cash flows from investing activities:
Purchase of marketable securities	(2,011)	(2,736)
Redemption of marketable securities	1,664	8,844
Purchase of equipment and furniture	(2,427)	(1,527)
Purchase of intangible assets	(764)	—
Payment of related party note arising from business acquisition	(21)	(615)

Net cash provided by (used in) investing activities	(3,559)	3,966

Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	—	512
Purchase of common stock	(8,355)	(3,844)
Payment of dividend	(2,982)	(6,042)
Proceeds from line of credit	4,000	—
Excess tax shortfall from option/warrant exercise	—	(136)

Net cash used in financing activities	(7,337)	(9,510)

Net decrease in cash and cash equivalents	(4,203)	(925)
Effect of exchange rate changes on cash and cash equivalents	(30)	—
Cash and cash equivalents, beginning of period	18,325	17,345

Cash and cash equivalents, end of period	$14,092	$16,420

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2008	2007	2008	2007
Net income (loss)	$(8,853)	$3,132	$(6,379)	$6,774
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities, net of tax	—	3	(2)	17
Currency translation adjustment	(34)	—	(83)	—

Total comprehensive income (loss)	$(8,887)	$3,135	$(6,464)	$6,791

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS’ EQUITY

(in thousands)

	(Unaudited) Nine Months Ended December 31,
	2008	2007
Common stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	61,854	64,191
Exercise of stock options/warrants	—	512
Tax benefit for stock option/warrant exercise	—	75
Purchase of common stock	(8,355)	(3,844)
Share-based compensation	792	713
Reversal of uncertain tax position for capital transaction	1,058	—

Balance at end of period	55,349	61,647

Retained earnings (accumulated deficit)
Balance at beginning of period	4,191	7,536
Net income (loss)	(6,379)	6,774
Declared dividend	—	(9,024)

Balance at end of period	(2,188)	5,286

Accumulated other comprehensive loss
Balance at beginning of period	(10)	(30)
Unrealized gain (loss) on available-for-sale securities	(2)	17
Currency translation adjustment	(83)	—

Balance at end of period	(95)	(13)

Total shareholders’ equity	$53,068	$66,922

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

Transactional TV Segment

The Transactional TV segment is a leading provider of adult programming to multiple system cable operators and direct broadcast satellite providers. The Transactional TV segment provides a variety of editing styles and programming mixes to a broad range of adult consumers. Ten Sales, Inc., which is also reflected within the operating results of the Transactional TV segment, was formed in April 2003 and is responsible for selling the segment’s services.

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

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its wholly owned subsidiaries (collectively herein referred to as “New Frontier Media,” the “Company,” “we,” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company believes these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of New Frontier Media’s financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s latest annual report on Form 10-K filed with the SEC on June 13, 2008.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The results of operations for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year.

 Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of New Frontier Media.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by the Company in several areas, including, but not limited to, estimated revenue for certain Transactional TV segment pay-per-view and video-on-demand (“VOD”) services; the recognition and measurement of certain tax items including deferred income tax assets and liabilities, and uncertain tax positions; the valuation of recoupable costs including producer advances, direct costs and chargebacks; the forecast of anticipated revenue (“ultimate” revenue), which is used to amortize film costs; the reporting of prepaid distribution rights for the Transactional TV segment; the assessment and valuation of goodwill, intangibles and other long-lived assets; and the valuation and recognition of share-based compensation.

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

Fair Values of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, effective April 1, 2008.  There was no material impact on the Company’s condensed consolidated financial statements from the adoption of SFAS No. 157. SFAS No. 157 currently applies to all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. For all other nonfinancial assets and liabilities, SFAS No. 157 is effective for the first quarter of fiscal year 2010. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the U.S. SFAS No. 157 is intended to enable the readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

At December 31, 2008, the Company had $1.3 million of marketable securities. The fair value for these assets was determined through a Level 1 category and was based on quoted market prices in active markets.  The Company had no other financial assets and liabilities carried at fair value at December 31, 2008.

Foreign Currency Translations

The functional currency for all of the Company’s U.S. based subsidiaries is the U.S. dollar. The functional currency for the Company’s foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the periods presented. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders’ equity in the condensed consolidated balance sheets. Foreign currency transaction gains and losses are reported in the operating expense section of the condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 clarified the application of SFAS No. 157. FSP FAS 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s results of operations and financial position.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP FAS 142-3 will have a material impact on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) will likely impact the Company’s results of operations and financial position to the extent that the Company makes acquisitions subsequent to the effective date.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

impact on its results of operations and financial position because the Company does not currently have noncontrolling interests in any entity.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 was effective for the fiscal year beginning April 1, 2008 for the Company. The adoption of SFAS No. 159 did not have a material impact on the Company’s results of operations and financial position because the Company did not elect the fair value option.

NOTE 2 — INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share are as follows (in thousands, except per share amounts):

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2008	2007	2008	2007
Net income (loss)	$(8,853)	$3,132	$(6,379)	$6,774
Average outstanding shares of common stock	21,314	23,805	22,732	24,088
Dilutive effect of warrants/stock options	—	73	—	153
Common stock and common stock equivalents	21,314	23,878	22,732	24,241
Basic income (loss) per share	$(0.42)	$0.13	$(0.28)	$0.28
Diluted income (loss) per share	$(0.42)	$0.13	$(0.28)	$0.28

Options and warrants which were excluded from the calculation of diluted earnings (loss) per share because the exercise price of the options and warrants was greater than the average market price of the common shares or because the Company incurred a net loss during the period were approximately 2.3 million and 1.2 million for the quarters ended December 31, 2008 and 2007, respectively, and 2.2 million and 0.8 million for the nine month periods ended December 31, 2008 and 2007, respectively.  Inclusion of these options and warrants would be antidilutive.

NOTE 3 — EMPLOYEE EQUITY INCENTIVE PLANS

The Company adopted the New Frontier Media, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) during fiscal year 2008.  The 2007 Plan was approved by the Company’s shareholders and the purpose of the 2007 plan was to replace prior plans with one incentive plan. No awards or grants are available to be made under prior plans. Under the 2007 Plan, employees and directors of the Company may be granted incentive stock options, restricted stock, bonus stock and other awards, or any combination thereof. There were 1,250,000 shares of the Company’s common stock originally authorized for issuance under the 2007 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 350,000 shares. As of December 31, 2008, approximately 0.3 million awards were available for issuance under the 2007 Plan.

Share-Based Compensation

In accordance with the provisions of SFAS No. 123(R), the Company accounts for employee and non-employee director stock options under the fair value method which requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date based on

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

the fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award.

Share-based compensation is determined using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plan. The Company uses certain assumptions in order to calculate the fair value of an option using the Black-Scholes option pricing model. The volatility assumptions are derived using historical volatility data. The expected term assumptions are stratified between officers and non-officers and are determined using the estimated weighted average exercise behavior for these two groups of employees. The dividend yield assumption is based on dividends declared by the Company’s Board of Directors and estimates of dividends to be declared in the future. The weighted average estimated fair values of stock option grants and the weighted average assumptions that were used in calculating such values for the quarters and nine month periods ended December 31, 2008 and 2007 are presented below.

	Quarter Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Weighted average estimated fair values per award	(1)	$1.50	$2.33	$1.61
Expected term (in years)	(1)	6	5	6
Risk free interest rate	(1)	3.7%	2.7%	3.8%
Volatility	(1)	56%	52%	57%
Dividend yield	(1)	7.6%	—%	7.6%

(1) No options were granted during the quarter ended December 31, 2008.

Share-based compensation expense recognized in the condensed consolidated statements of operations during the quarters and nine month periods ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, which considers estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and are different for officers and non-officers. The estimated forfeitures used for fiscal year 2009 were approximately 1% for officers and 16% for non-officers.  The estimated forfeitures used for fiscal year 2008 were 0% for officers and approximately 16% for non-officers.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company’s equity incentive plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

	Quarter Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Share-based compensation expense before income taxes	$255	$150	$792	$713
Income tax benefit	(102)	(56)	(317)	(284)
Total share-based compensation expense after income taxes	$153	$94	$475	$429
Share-based compensation effects on basic earnings (loss) per common share	$0.01	$0.00	$0.02	$0.02
Share-based compensation effects on diluted earnings (loss) per common share	$0.01	$0.00	$0.02	$0.02

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Stock option transactions during the nine month period ended December 31, 2008 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at March 31, 2008	1,727,802	$6.39
Granted	623,500	$4.76
Forfeited/Cancelled	(156,400)	$5.28
Outstanding at December 31, 2008	2,194,902	$6.00	7.0	$—
Options Exercisable at December 31, 2008	1,178,127	$6.59	5.5	$—
Options Vested and Expected to Vest—Non-Officers	721,014	$6.64	6.8	$—
Options Vested and Expected to Vest—Officers	1,406,046	$5.72	7.0	$—

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the period if unexercised.

The Company issues new shares of common stock upon the exercise of stock options. As of December 31, 2008, there was $0.3 million and $1.5 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company’s equity incentive plan. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of 3 years.

NOTE 4 — SEGMENT INFORMATION

The Company presents segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise’s operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s chief operating decision maker.

The Company has the following three reportable operating segments:

• Transactional TV—distributes branded adult entertainment programming networks and video-on-demand content through electronic distribution platforms including cable television and direct broadcast satellite operators.

• Film Production—produces and distributes mainstream films and erotic features and events. These titles are distributed on U.S. and international premium channels, pay-per-view channels and video-on-demand systems across a range of cable and satellite distribution platforms. The Film Production segment also distributes a full range of independently produced motion pictures to markets around the world. Additionally, this segment periodically provides producer-for-hire services to certain major Hollywood studios.

• Direct-to-Consumer—aggregates and resells adult content via the Internet. The Direct-to-Consumer segment sells content to subscribers primarily through its consumer websites. This segment also includes the results of a set-top box IPTV test business model that began incurring costs in the fourth quarter of fiscal year 2008.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

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

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2008	2007	2008	2007
Net sales
Transactional TV	$10,517	$9,899	$31,846	$30,261
Film Production	1,753	7,586	6,002	11,676
Direct-to-Consumer	349	436	1,207	1,354
Total	$12,619	$17,921	$39,055	$43,291
Segment profit (loss)
Transactional TV	$5,245	$5,123	$16,200	$15,366
Film Production	(11,212)	2,317	(11,246)	2,622
Direct-to-Consumer	(714)	19	(1,908)	95
Corporate Administration	(2,092)	(2,512)	(7,656)	(7,360)
Total	$(8,773)	$4,947	$(4,610)	$10,723
Interest income
Transactional TV	$—	$1	$—	$2
Film Production	—	1	3	2
Corporate Administration	36	137	179	604
Total	$36	$139	$182	$608
Interest expense
Direct-to-Consumer	$4	$—	$11	$—
Corporate Administration	26	52	134	148
Total	$30	$52	$145	$148

Reversal of interest expense for uncertain tax positions
Corporate Administration	$429	$—	$429	$—

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2008	2007	2008	2007
Depreciation and amortization
Transactional TV	$1,274	$1,128	$3,734	$3,265
Film Production	561	1,725	2,386	3,088
Direct-to-Consumer	156	51	439	156
Corporate Administration	12	4	19	10
Total	$2,003	$2,908	$6,578	$6,519

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	(Unaudited) December 31, 2008	March 31, 2008
Identifiable assets
Transactional TV	$143,954	$125,500
Film Production	23,351	34,269
Direct-to-Consumer	18,459	17,904
Corporate Administration	48,760	47,838
Eliminations	(165,141)	(141,850)
Total	$69,383	$83,661

NOTE 5 — MAJOR CUSTOMERS

The Company’s major customers (revenues in excess of 10% of total sales) are Comcast Corporation (“Comcast”), DirecTV, Inc. (“DirecTV”), Time Warner, Inc. (“Time Warner”) and DISH Network Corporation (“DISH”). These customers are included in the Transactional TV and Film Production segments. Revenue from these customers as a percentage of total revenue for each period presented is as follows:

	(Unaudited) Quarter Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2008	2007	2008	2007
Comcast	24%	14%	23%	17%
DirecTV	15%	11%	15%	12%
Time Warner	13%	10%	14%	13%
DISH	12%	11%	13%	14%

The Company’s outstanding accounts receivable balance due from its major customers as of December 31, 2008 and March 31, 2008 are as follows (in thousands):

	(Unaudited) December 31, 2008	March 31, 2008
Comcast	$2,086	$1,882
DirecTV	1,158	2,011
Time Warner	856	1,015
DISH	1,484	1,817

The loss of any of the Company’s major customers would have a material adverse impact on the Company’s results of operations and financial position.

NOTE 6 — MARKETABLE SECURITIES

Marketable securities are required to be categorized as trading, available-for-sale or held-to-maturity. As of December 31, 2008, the Company had no trading or held-to-maturity securities. The marketable securities held by the Company at December 31, 2008 are categorized as available-for-sale and are reported at fair value. Marketable securities held by the Company at December 31, 2008 were as follows (in thousands):

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

	Gross
	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Available-for-sale securities
Certificates of deposit	$703	$1	$—	$704
Tax exempt municipal securities	571	2	—	573

Total available-for-sale securities	$1,274	$3	$—	$1,277

The contractual maturities of these marketable securities as of December 31, 2008, were as follows (in thousands):

	Available-for-Sale
	Securities
Year Ended	Gross
March 31,	Amortized Cost	Fair Value
2009	$1,184	$1,187
2010	90	90

NOTE 7 — ACQUISITION EARN-OUT

As part of the MRG Entertainment, Inc. (“MRG”) acquisition, the Company entered into an earn-out arrangement which provided for three additional earn-out payments totaling $2.0 million payable to the selling shareholders of MRG over a three year term if certain performance targets as defined by the purchase agreement were achieved each year. The 2006 calendar year earn-out target was exceeded and the amount due to the former principals of MRG of approximately $0.7 million was paid in May 2007.

During the first nine months of calendar year 2007, the Company estimated that the second annual earn-out target for the twelve months ended December 31, 2007 would be met. However, actual results for MRG were not sufficient to achieve the second annual performance target. As a result, the previously accrued earn-out liability of approximately $0.5 million was reversed.  Additionally, the year three earn-out targets were not achieved by MRG.  The Company has no future earn-out obligations under the terms of the MRG acquisition.

NOTE 8 — LITIGATION

In the normal course of business, the Company is subject to various lawsuits and claims. The Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material impact on its financial statements.

NOTE 9 — CASH DIVIDENDS AND STOCK REPURCHASE

In December 2005, the Company’s Board of Directors approved a 2.0 million share repurchase plan to be executed over 30 months, and the Company purchased approximately 0.9 million shares through the original plan. In June 2008, the Company’s Board of Directors extended the plan through June 2010.  During the six month period ended September 30, 2008, the Company repurchased approximately 1.1 million shares for a total purchase price of approximately $4.3 million and substantially completed the share repurchase plan. The Company repurchased approximately $3.8 million of common stock during the nine month period ended December 31, 2007.

On November 14, 2008, the Company entered into a Stock Purchase Agreement pursuant to which a shareholder agreed to sell and the Company agreed to purchase approximately 2.6 million shares of the Company’s common stock for a cash purchase price of $1.55 per share or an aggregate purchase price for

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

all of the shares of approximately $4.1 million.  The Company funded the acquisition of the shares with available cash.

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

In accordance with the provisions of FIN No. 48, at December 31, 2008 the Company had total unrecognized tax benefits of approximately $0.2 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If the Company were to prevail or the uncertainties were settled in favor of the Company on all uncertain tax positions, the net effect is estimated to be a benefit to the Company’s tax expense of approximately $0.2 million. As of December 31, 2008, the Company had accrued immaterial amounts of interest expense related to uncertain tax position liabilities.  If the Company were to prevail or the uncertainties were settled in favor of the Company on all uncertain tax positions, the reversal of the accrued interest would result in a benefit to the Company.

During the current quarter ended December 31, 2008, the statute of limitations expired on approximately $1.6 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in the current portion of taxes payable.  This reversal of the uncertain tax positions resulted in a $0.4 million reduction in the Company’s current period tax expense and a $0.4 million reversal of related interest expense.  Approximately $1.1 million of the reversal of the uncertain tax position liabilities was recorded as an increase to additional paid-in capital because the amount was originally recorded as a reduction of additional paid-in capital and had no impact on income tax expense.

The aggregate change in the balance of the unrecognized tax benefits during the nine months ended December 31, 2008 were as follows (in thousands):

Beginning balance at April 1, 2008	$1,838
Expiration of statute of limitations in the current quarter	(1,598)
Ending balance at December 31, 2008	$240

The Company files U.S. federal and state income tax returns. During the current quarter, the Company concluded an audit by the Internal Revenue Service (“IRS”) for its fiscal year 2007 tax year, and the IRS proposed no changes to the Company’s fiscal year 2007 tax return in connection with the audit. With few exceptions, the Company is no longer subject to examination of its federal and state income tax returns for years prior to fiscal year 2000.

NOTE 11 — BORROWING ARRANGEMENTS

In July 2008, the Company obtained a $9.0 million line of credit from a third-party financial institution. Amounts borrowed under the line of credit can be used to support the Company’s short-term working capital needs. The line of credit is secured by the Company’s trade accounts receivable and will mature in July 2009. Per the contractual loan agreement, borrowings under the line of credit are based on the greater

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

of the current prime rate less 0.13% or 5.75%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and the Company was in compliance with the covenants at December 31, 2008. The Company made borrowings of $4.0 million under the line of credit during the quarter ended December 31, 2008 to support its working capital needs.

NOTE 12 – GOODWILL IMPAIRMENT CHARGE

During the quarter ended December 31, 2008, the Company determined that continued adverse changes in the business climate and material revisions to the Film Production segment’s internal forecasts based on lower than expected revenue for the third quarter of fiscal year 2009 were events that could indicate that the fair value of the reporting unit was less than its carrying amount.  The Company therefore engaged an independent firm to assist the Company in performing an impairment test, as required under SFAS No. 142, as of December 31, 2008. The income and market valuation approaches were considered in determining the estimated fair value of the Film Production segment. The income approach involves discounting the reporting unit’s projected free cash flow at its weighted average cost of capital. For the market approach, the Company considered comparable publicly traded company valuations and recent merger and acquisition valuations.  Using these methods, the Company determined that the estimated fair value of the Film Production segment was less than its carrying value at December 31, 2008.

As required under SFAS No. 142, the Company then performed additional analysis to estimate the implied fair value of goodwill.  The Company determined the implied fair value of the goodwill by first allocating the estimated fair value of the Film Production segment to the tangible and identifiable intangible assets and liabilities of the operating segment.  The excess of the estimated fair value over the amounts assigned to the assets and liabilities is the implied fair value of goodwill.  Based on this analysis, the Company recorded a goodwill impairment charge of $10.0 million to reduce the Film Production segment’s goodwill from $14.9 million to the implied fair value of goodwill of $4.9 million.

The goodwill impairment was primarily due to significantly lower than expected performance of the Film Production segment during the quarter ended December 31, 2008 and a subsequent significant downward revision to the segment’s three year internal forecasts. The decline in performance and estimated future internal forecasts is due to the general deterioration in the film production and distribution markets.

NOTE 13 – FILM COSTS IMPAIRMENT CHARGE

During the quarter ended December 31, 2008, the Company recorded an impairment expense of approximately $1.1 million associated with several Film Production segment owned content films and events. During the current quarter and as part of the Company’s process to continually assess the expected performance of owned content, the Company determined that downward adjustments to the estimated performance of films and events should be recorded as a result of adverse changes to the business climate as discussed in Note 12 above.  As a result, the Company recorded an impairment charge of approximately $1.1 million representing the difference in the unamortized film costs and the estimated fair value of the films and events.  This difference was recorded as an asset impairment charge within the Film Production segment’s operating expenses.

During the quarter ended December 31, 2007, the Company recorded an impairment expense of approximately $0.7 million associated with two Film Production segment owned content events. The events were originally valued when the Company acquired MRG in 2006.  During the quarter ended December 31, 2007, the Company obtained initial revenue data that indicated the actual performance of the events would not meet the original estimates.  As a result, the Company recorded an impairment charge of approximately $0.7 million representing the difference in the unamortized film costs and the estimated fair value of the events.  This difference was recorded as an asset impairment charge within the Film Production segment’s operating expenses.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In December 2008, certain key employees executed new or amended employment contracts with the Company. The terms and conditions of the amended contracts are materially equivalent to the original agreements. The impact of the new and amended contracts on the Company’s contractual future obligations is to increase the amounts by $0.6 million in each of the fiscal years ended March 31, 2010 and 2011.

NOTE 15— SUBSEQUENT EVENTS

In January 2009, certain key employees executed new or amended employment contracts with the Company.  The terms and conditions of the amended contracts are materially equivalent to the original agreements. Additionally, an executive officer voluntarily departed and the related employee contract was therefore terminated.  The impact of these events on the Company’s contractual future obligations is to decrease the amounts by $0.1 million, $0.2 million and $0.2 million in each of the fiscal years ended March 31, 2009, 2010 and 2011, respectively.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers that accounted for approximately 65% of our total revenue for the nine month period ended December 31, 2008; 2) maintain the license fee structures currently in place with our customers; 3) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers; 4) retain our key executives; 5) produce film content that is well received by our Film Production segment’s customers; 6) successfully manage our credit card chargeback and credit percentages in order to maintain our ability to accept credit cards as a form of payment for our products and services; 7) effectively manage the test set-top box business model and attract customers for the related product; 8) attract market support for our stock; and 9) successfully compete against other forms of adult and non-adult entertainment such as adult oriented internet sites and adult oriented premium channel content. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of our most recently filed Form 10-K and Item 1A located in Part II herein, as updated by periodic and current reports that we may file from time to time with the Securities and Exchange Commission (“SEC”) that amend or update such factors.

Executive Summary

We are a leader in transactional television and the international distribution of independent general motion picture entertainment. Our key customers are large cable and satellite operators in the United States. Our products are sold to these operators who then distribute them to retail customers via pay-per-view and video-on-demand technology. We earn revenue through contractual percentage splits of the retail price. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our most profitable business lines have historically been the Transactional TV and Film Production segments. Our Direct-to-Consumer segment is currently operating at a loss as a result of costs we are incurring to develop an internet protocol television (“IPTV”) test business model. Our

Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc., including costs such as legal and accounting expenses, human resources and training, insurance, registration and filing fees with NASDAQ, executive employee costs and the SEC, investor relations, and printing costs associated with our public filings and shareholder communications.

The business models of each of our revenue-generating segments are summarized below.

Transactional TV Segment

Our Transactional TV segment is focused on the distribution of its pay-per-view and video-on-demand service to MSOs and DBS providers in both domestic and international markets. We earn a percentage of revenue, or “split”, from our content for each pay-per-view, subscription, or video-on-demand transaction that is purchased on our customers’ platform. Revenue growth occurs as we launch our services to new cable MSOs or DBS providers; experience growth in the number of digital subscribers for systems where our services are currently distributed; when we launch additional services with existing cable and DBS providers; when our proportional buy rates improve relative to our competitors; and when there is a general increase in category buys on our customers’ platform. Revenue growth can also occur when operators increase retail prices. Alternatively, our revenue could decline if we experience lower buy rates, if the revenue splits we receive from our customers decline, if our customers remove our channels or video-on-demand (“VOD”) content from their platform, if our customers reduce the retail price of our content or if additional competitive channels or VOD content are added to our customers’ platforms.

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

Our Film Production segment experienced continued adverse changes in its business climate and material revisions to its internal forecasts based on lower than expected revenue during the third quarter of fiscal year 2009.  As a result, we engaged a third party valuation firm to assist us in performing a goodwill and intangible asset impairment analysis and determined that the goodwill associated with the Film Production segment was impaired.  We recorded a $10.0 million goodwill impairment charge for the quarter ended December 31, 2008 associated with this analysis.  We believe that it is reasonably possible that this segment will continue to experience unfavorable economic conditions which could cause the operating results to remain depressed or decline.

Direct-to-Consumer Segment

Our Direct-to-Consumer segment generates revenue primarily by selling memberships to our consumer websites. We have focused our efforts on improving all aspects of our internet product in terms of site design, navigation, features, content and performance in an effort to increase traffic to the website and the conversion of that traffic into paying members. We launched a new consumer website in connection with these efforts in November 2008 that provides customers with new functionality including the opportunity to participate in a virtual website community. This segment has also recently launched a test initiative related to the development of a set-top box IPTV business model. During January 2008, we acquired certain intellectual property rights to an internet protocol set-top box. Through the set-top box, consumers can access content through the internet and view the content on their television. The service is provided through a customer subscription.  We have been incurring costs associated with this initiative which is currently being tested.

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

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment (amounts may not sum due to rounding):

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to- Date Percent Change
	2008	2007(1)	‘08 vs’07	2008	2007(1)	‘08 vs’07
Net revenue
VOD	$5.2	$4.4	18%	$16.1	$13.7	18%
PPV - Cable/DBS	5.1	5.3	(4)%	15.1	15.4	(2)%
C-Band and other	0.2	0.2	0%	0.6	1.1	(45)%

Total	10.5	9.9	6%	31.8	30.3	5%

Cost of sales	2.9	2.7	7%	8.5	8.3	2%

Gross profit	7.6	7.2	6%	23.4	22.0	6%

Gross profit percentage	72%	73%		74%	73%

Operating expenses	2.3	2.0	15%	7.2	6.6	9%

Operating income	$5.2	$5.1	2%	$16.2	$15.4	5%

(1) Net revenue from advertising has been reclassified from PPV - Cable/DBS to C-Band and other revenue to conform with the current period presentation.  Additionally, the Company has reclassified certain prepaid distribution rights amortization from the Transactional TV segment to the Direct-to-Consumer segment to conform with the current period presentation.

Net Revenue

VOD

The 18% increase in VOD revenue during the current quarter and nine month period ended December 31, 2008 was due to an improvement in our performance on several of the top ten largest cable MSOs in the U.S. The Company has provided its VOD customers with new content packages and has recommended improved menu positioning which resulted in overall category growth as well as an increase in our category market share as compared to the same prior year periods. The current quarter and nine month period ended December 31, 2008 results also included approximately $0.4 million and $0.5 million, respectively, of incremental international VOD revenue.

PPV — Cable/DBS

The decline in PPV – Cable/DBS revenue during the quarter and nine month period ended December 31, 2008 is primarily due to a $0.4 million and $1.2 million reduction in revenue, respectively, from the second largest DBS provider in the U.S. due to an increase in the number of competitors on the platform.  Partially offsetting this decline was an increase in revenue from the addition of a new channel on the largest DBS platform in the U.S. and from improved performance from other top 10 cable MSOs.

C-Band and Other Revenue

The decline in C-Band and other revenue during the nine month period ended December 31, 2008 is from lower C-Band revenue because we ceased offering these services during the third quarter of fiscal year 2008.  C-Band and other revenue results during the quarter ended December 31, 2008 were consistent with the same prior year quarter.

Cost of Sales

Our cost of sales consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisitions, video-on-demand transport, and amortization of content licenses.  These costs also included in-house call center operations related to the C-Band services that we ceased offering during the third quarter of fiscal year 2008.  The increase in cost of sales during the quarter ended December 31, 2008 was primarily due to an increase in transport costs to support the incremental distribution of VOD services in the U.S.  Cost of sales increased during the nine month period ended December 31, 2008 as compared to the same prior year period primarily due to a $0.4 million increase in transport costs to support the increase in U.S. VOD distribution and a $0.2 million increase in transponder costs to support an additional high definition channel offering.  These increases in cost of sales during the nine months ended December 31, 2008 were partially offset by a $0.5 million decline in costs related to the termination of the C-Band services.

Operating Expenses and Operating Income

The increase in operating expenses during the quarter and nine month period ended December 31, 2008 was due to an increase in advertising and promotion costs.  Operating income for the current quarter and nine month period ended December 31, 2008 was $5.2 million and $16.2 million, respectively, and increased as compared to $5.1 million and $15.4 million during the same respective periods in the prior year.

Film Production Segment

The following table sets forth certain financial information for the Film Production segment (amounts may not sum due to rounding):

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to- Date Percent Change
	2008	2007	‘08 vs’07	2008	2007	‘08 vs’07
Net revenue
Owned content	$1.2	$4.2	(71)%	$4.6	$7.0	(34)%
Repped content	0.4	0.7	(43)%	1.0	1.8	(44)%
Other revenue	0.2	2.6	(92)%	0.4	2.9	(86)%

Total	1.8	7.6	(76)%	6.0	11.7	(49)%

Cost of sales	0.6	4.0	(85)%	2.5	5.3	(53)%

Gross profit	1.1	3.6	(69)%	3.5	6.4	(45)%

Gross profit percentage	61%	47%		58%	55%

Operating expenses (1)	12.3	1.4	#	14.7	3.9	#

Operating income (loss)	$(11.2)	$2.2	#	$(11.3)	$2.5	#

# Change is in excess of 100%.

(1) The quarter and year-to-date December 31, 2008 operating expenses include a $10.0 million goodwill impairment charge and a $1.1 million film cost impairment charge.  The quarter and year-to-date December 31, 2007 operating expenses include a $0.7 million impairment charge for film costs and a $0.5 million reversal of earn-out accrual expenses.  Items are discussed in more detail below.

Net Revenue

Owned Content

Owned content revenue declined during the current quarter primarily because a $1.1 million thirteen episode series that was delivered during the same prior year quarter did not recur in the current quarter.  The decline in revenue is also a result of unfavorable economic conditions within the film markets.  We believe the unfavorable economic conditions caused potential customers to reduce or eliminate acquisitions of our content in an effort to reduce spending which resulted in the execution of fewer owned content deals.   We believe there is a reasonable possibility that the film markets will continue to experience unfavorable economic conditions which could cause the Film Production segment’s revenue to remain depressed or decline.

Revenue declined during the nine month period ended December 31, 2008 due to the above mentioned unfavorable market conditions.  Also contributing to the decline in revenue was a $0.7 million decline in revenue from a large pay-per-view aggregator and a $0.4 million decline in revenue from the largest DBS provider in the U.S. because our content was moved to a more competitive location within that provider’s electronic programming guide.  These declines in revenue were partially offset by a $0.4 million increase in revenue from the distribution of owned content to U.S. cable and DBS platforms.

Repped Content

Repped content revenue includes revenue from the licensing of film titles that we represent (but do not own) under sales agency relationships with various independent film producers. The decline in repped content revenue is due to the impact of unfavorable economic conditions on the independent film market consistent with the conditions described above within the owned content revenue discussion.

Other Revenue

Other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors.  Other revenue declined during the quarter and nine month period ended December 31, 2008 because revenue from a producer-for-hire deal that was recognized in the prior year quarter ended December 31, 2007 did not recur during the current quarter. We will pursue producer-for-hire opportunities in the future and expect to complete a producer-for-hire production in fiscal 2010.

Cost of sales

Our cost of sales is comprised of the amortization of our owned content film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services.  There is no significant cost of sales related to the repped content business.

The decline in cost of sales during the quarter ended December 31, 2008 as compared to the same prior year quarter is primarily due to (a) a $3.2 million decline in costs related to a producer-for-hire deal and thirteen episode series deal that occurred during the quarter ended December 31, 2007 but did not recur during the current quarter; and (b) a decline in film cost amortization consistent with the decline in owned content revenue. Cost of sales also declined during the nine month period ended December 31, 2008 due to the producer-for-hire deal discussed above and from a decline in film cost amortization consistent with the decline in owned content revenue. Film cost amortization as a percentage of the related owned content revenue during the quarter and nine month period ended December 31, 2008 was 31% and 39%, respectively, as compared to 36% and 35% during the quarter and nine month period ended December 31, 2007, respectively.

Operating Expenses and Operating Income (Loss)

Operating expenses increased during the quarter and nine month period ended December 31, 2008 as compared to the same prior year quarter due to (a) a $10.0 million goodwill impairment charge, (b) a $1.1 million impairment charge for certain owned content film and event costs; and (c) a $0.1 million impairment charge for certain recoupable costs that were determined to be unrecoupable. See additional discussion of the goodwill and film cost impairment charges below. The quarter and nine month period ended December 31, 2007 included a $0.7 million charge incurred to impair the value of two film event costs and the reversal of a $0.5 million in earn-out accrual expenses that had been previously accrued but were reversed because the former principals of MRG Entertainment, Inc. (“MRG”) did not achieve the required performance targets. The Film Production segment’s operating loss was $11.2 million and $11.3 million for the quarter and nine month period ended December 31, 2008, respectively, as compared to operating income of $2.2 million and $2.5 million during the quarter and nine month period ended December 31, 2007, respectively.

Goodwill and Film Costs Impairment Charge

During the quarter ended December 31, 2008, we determined that continued adverse changes in the business climate and material revisions to the Film Production segment’s internal forecasts based on lower than expected revenue for the third quarter of fiscal year 2009 were events that could indicate that the fair value of the reporting unit was less than its carrying amount.  We therefore engaged an independent firm to assist us in performing an impairment test, as required under SFAS No. 142, as of December 31, 2008. The income and market valuation approaches were considered in determining the estimated fair value of the Film Production segment. The income approach involves discounting the reporting unit’s projected free cash flow at its weighted average cost of capital. For the market approach, we considered comparable publicly traded company valuations and recent merger and acquisition valuations.  Using these methods, we determined that the estimated fair value of the Film Production segment was less than its carrying value at December 31, 2008.  As required under SFAS No. 142, we then performed additional analysis to estimate the implied fair value of goodwill.  We determined the implied fair value of the goodwill by first allocating the estimated fair value of the Film Production segment to the tangible and identifiable intangible assets and liabilities of the operating segment.  The excess of the estimated fair value over the amounts assigned to the assets and liabilities is the implied fair value of goodwill.  Based on this analysis, we recorded a goodwill impairment charge of $10.0 million to reduce the Film Production segment’s goodwill from $14.9 million to the implied fair value of goodwill of $4.9 million.  The goodwill impairment was primarily due to significantly lower than expected performance of the Film Production segment during the quarter ended December 31, 2008 and a subsequent significant downward revision to the segment’s three year internal forecasts. The decline in performance and estimated future internal forecasts is due to the general deterioration in the film production and distribution markets.

During the quarter ended December 31, 2008, we recorded a non-cash impairment expense of approximately $1.1 million associated with several Film Production segment owned content films and events. During the current quarter and as part of our process to continually assess the expected performance of owned content, we determined that downward adjustments to the estimated performance of films and events should be recorded as a result of adverse changes to the business climate as discussed above. As a result, we recorded an impairment charge of approximately $1.1 million representing the difference in the unamortized film costs and the estimated fair value of the films and events.  This difference was recorded as an asset impairment charge within the Film Production segment’s operating expenses.

During the quarter ended December 31, 2007, we recorded a non-cash impairment expense of approximately $0.7 million associated with two Film Production segment owned content events. The events were originally valued when we acquired MRG in 2006.  During the quarter ended December 31, 2007, we obtained initial revenue data that indicated the actual performance of the events would not meet the original estimates that were established when we acquired MRG.  As a result, we recorded an impairment charge of approximately $0.7 million representing the difference in the unamortized film costs and the estimated fair value of the events.  This difference was recorded as an asset impairment charge within the Film Production segment’s operating expenses.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment (amounts may not sum due to rounding):

	(In Millions) Quarter Ended December 31,			Quarterly Percent Change	(In Millions) Year-to-Date December 31,			Year-to- Date Percent Change
	2008		2007(1)	‘08 vs’07	2008		2007(1)	‘08 vs’07
Net revenue
Net membership	$0.3		$0.3	0%	$1.0		$1.0	0%
Other	0.1		0.1	0%	0.2		0.3	(33)%

Total	0.4		0.4	0%	1.2		1.4	(14)%

Cost of sales	0.6		0.2	#	1.5		0.6	#

Gross profit (loss)	(0.2)		0.2	#	(0.3)		0.8	#

Gross profit percentage		^	50%			^	57%

Operating expenses	0.5		0.2	#	1.6		0.7	#

Operating income (loss)	$(0.7)		$—	#	$(1.9)		$0.1	#

(1) We have reclassified certain prepaid distribution rights amortization from the Transactional TV segment to the Direct-to-Consumer segment to conform with the current period presentation.

# Change is in excess of 100%.

^ Information is not meaningful.

Net Revenue

Revenue from our Direct-to-Consumer segment primarily consists of amounts earned through the provision of internet subscriptions to customers.  Net membership revenue during the quarter and nine month period ended December 31, 2008 was consistent with the same prior year periods.

Other revenue has been consistent with prior periods.  This revenue primarily relates to the sale of content to webmasters, the distribution of our website to the LodgeNet Entertainment Corporation customer base, and revenue from the distribution of our content through wireless platforms.

Cost of Sales

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content, and depreciation and amortization of assets.  These costs also include expenses incurred in connection with our efforts to launch a test IPTV business model and primarily include the initial employee, depreciation, amortization and travel costs incurred for the future distribution of content through that product line.

The Direct-to-Consumer segment’s cost of sales increased during the quarter and nine month period ended December 31, 2008 as a result of $0.3 million and $0.9 million, respectively, in additional costs incurred for the test IPTV business model.

Operating Expenses and Operating Income (Loss)

Operating expenses increased $0.3 million and $0.9 million during the quarter and nine month period ended December 31, 2008, respectively, as compared to the same prior year periods due to additional costs incurred in connection with the test IPTV business model.  We incurred an operating loss of $0.7 million and $1.9 million for the quarter and nine month period ended December 31, 2008, respectively, as compared to break-even and operating income of $0.1 million during the quarter and nine month period ended December 31, 2007, respectively.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment:

	(In Millions) Quarter Ended December 31,		Quarterly Percent Change	(In Millions) Year-to-Date December 31,		Year-to- Date Percent Change
	2008	2007	‘08 vs’07	2008	2007	‘08 vs’07
Operating expenses	$2.5	$2.6	(4)%	$8.1	$7.8	4%

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

Corporate administration expenses during the quarter ended December 31, 2008 were comparable to the expenses incurred in the same prior year quarter. Corporate administration expenses increased during the nine month period ended December 31, 2008 as compared to the same prior year period primarily from an increase in third party advisor fees.

Liquidity and Capital Resources

Our current priorities for the use of our cash are:

• investments in processes intended to improve the quality and marketability of our products;

• funding the operations of the set-top box IPTV business within our Direct-to-Consumer segment; and

• funding our operating and capital requirements.

We believe that existing cash and anticipated cash generated from operations will be sufficient to satisfy our operating requirements for the foreseeable future, and we believe that any foreseeable capital expenditures, content licensing, film production costs and set-top box related purchases that may be incurred can be financed through our current existing cash and investments, our expected cash flows from operations and available borrowing facilities.

Sources and Uses of Cash

Cash Flows from Operating and Investing Activities

Our cash flows from operating and investing activities are summarized as follows (amounts in table may not sum due to rounding):

	(In Millions) Nine Months Ended December 31,
	2008	2007
Net cash provided by operating activities	$6.7	$4.6

Cash flows from investing activities:
Purchase of marketable securities	(2.0)	(2.7)
Redemption of marketable securities	1.7	8.8
Purchases of equipment and furniture	(2.4)	(1.5)
Purchases of intangible assets	(0.8)	—
Payment of related party note arising from business acquisition	(0.0)	(0.6)

Net cash provided by (used in) investing activities	$(3.6)	$4.0

The increase in cash provided by operating activities during the nine month period ended December 31, 2008 as compared to the same prior year period is primarily from the following:

•   an increase in cash flows from improved efficiencies related to the collection of accounts receivable in our Transactional TV and Film Production segments;

•   an increase in cash flows arising from lower fiscal year 2008 bonus amounts that were paid during the first quarter of fiscal 2009;

•   an increase in cash flows from the decline in owned and producer-for-hire content creation within the Film Production segment; and

•   an increase in cash flows from actively managing the accrued and other liabilities.

Cash used in investing activities was $3.6 million during the nine month period ended December 31, 2008 as compared to cash provided by investing activities of $4.0 million in the same prior year period.  We used approximately $0.3 million of cash for net purchases of marketable securities.  Approximately $2.4 million of cash was used for capital expenditures primarily to acquire additional electronic storage equipment for our Transactional TV segment and to upgrade certain administrative hardware and software.  We also used approximately $0.8 million to purchase intangible assets within our Direct-to-Consumer segment.  We made no material related party payments during the first nine months of fiscal year 2009.

Cash Flows from Financing Activities

Our cash flows from financing activities are as follows (amounts in table may not sum due to rounding):

	(In Millions) Quarter Ended December 31,
	2008	2007
Cash flows from financing activities:
Proceeds from exercise of stock options/warrants	$—	$0.5
Purchase of common stock	(8.4)	(3.8)
Payment of dividends	(3.0)	(6.0)
Proceeds from line of credit	4.0	—
Excess tax shortfall from option/warrant exercise	—	(0.1)
Net cash used in financing activities	$(7.3)	$(9.5)

Net cash used in financing activities during the nine month period ended December 31, 2008 includes $3.0 million in payments for cash dividends and $8.4 million for the purchase of approximately 3.7 million shares of our common stock through our stock repurchase program and through a stock purchase agreement. We borrowed $4.0 million from our line of credit to support our working capital needs.

Stock Repurchase Plan and Dividends

In December 2005, our Board of Directors approved a 2.0 million share repurchase plan to be executed over 30 months, and we purchased approximately 0.9 million shares through the original plan. In June 2008, our Board of Directors extended the plan through June 2010.  During the six month period ended September 30, 2008, we repurchased approximately 1.1 million shares for a total purchase price of approximately $4.3 million and substantially completed the share repurchase plan. We repurchased approximately $3.8 million of common stock during the nine month period ended December 31, 2007.

On November 14, 2008, we entered into a Stock Purchase Agreement pursuant to which a shareholder agreed to sell and we agreed to purchase approximately 2.6 million shares of our common stock for a cash purchase price of $1.55 per share or an aggregate purchase price for all of the shares of approximately $4.1 million.  We funded the acquisition of the shares with available cash.

Our Board of Directors declared a cash dividend of $0.125 per share of common stock during the fourth quarter of fiscal year 2008, and we paid approximately $3.0 million for this cash dividend in April 2008.  The Board of Directors has not declared a dividend during fiscal year 2009, and the payment of future dividends is at the discretion of the Board of Directors.

Borrowing Arrangements

In July 2008, we obtained a $9.0 million line of credit from an outside financial institution. Amounts borrowed under the line of credit can be used to support short-term working capital needs. The line of credit is secured by our trade accounts receivable and will mature in July 2009. Per the contractual loan agreement, borrowings under the line of credit are based on the greater of the current prime rate less 0.13% or 5.75%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and we were in compliance with the covenants at December 31, 2008. We made borrowings of $4.0 million under the line of credit during the quarter ended December 31, 2008 to support our working capital needs.

Commitments and Contingencies

As part of the MRG acquisition that occurred in fiscal year 2006, we entered into an earn-out arrangement which provided for three additional earn-out payments totaling $2.0 million payable to the selling shareholders of MRG over a three year term if certain performance targets as defined by the purchase agreement were achieved each year. The 2006 calendar year earn-out target was exceeded and the amount due to the former principals of MRG of approximately $0.7 million was paid in May 2007. During the first nine months of calendar year 2007, the Company estimated that the second annual earn-out target for the twelve months ended December 31, 2007 would be met. However, actual results for MRG were not sufficient to achieve the second annual performance target. As a result, the previously accrued earn-out liability of approximately $0.5 million was reversed. Additionally, year three earn-out targets were not achieved by MRG. The Company has no future earn-out obligations under the terms of the MRG acquisition.

At December 31, 2008, we had total unrecognized tax benefits of approximately $0.2 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If we were to prevail or the uncertainties were settled in our favor for all uncertain tax positions, the net effect is estimated to be a benefit to tax expense of approximately $0.2 million. As of December 31, 2008, we had accrued immaterial amounts of interest expense related to uncertain tax position liabilities.

During the current quarter ended December 31, 2008, the statute of limitations expired on approximately $1.6 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in the current portion of taxes payable. This reversal of the uncertain tax positions resulted in a $0.4 million reduction in our current period tax expense and a $0.4 million reversal of related interest expense. Approximately $1.1 million of the reversal of the uncertain tax position liabilities was recorded as an increase to additional paid-in capital because the amount was originally recorded as a reduction of additional paid-in capital and had no impact on income tax expense.

The aggregate change in the balance of the unrecognized tax benefits during the nine months ended December 31, 2008 were as follows (in thousands):

Beginning balance at April 1, 2008	$1,838
Expiration of statute of limitations in the current quarter	(1,598)
Ending balance at December 31, 2008	$240

We file U.S. federal and state income tax returns. During the current quarter, we concluded an audit by the Internal Revenue Service (“IRS”) for the fiscal year 2007 tax year, and the IRS proposed no changes to the fiscal year 2007 tax return in connection with the audit. With few exceptions, we are no longer subject to examination of our federal and state income tax returns for years prior to fiscal year 2000.

In December 2008, certain key employees executed new or amended employment contracts. The terms and conditions of the amended contracts are materially equivalent to the original agreements. The impact of the new and amended contracts on our contractual future obligations is to increase the amounts by $0.6 million in each of the fiscal years ended March 31, 2010 and 2011.

Certain key employees also executed new or amended employment contracts in January 2009. The terms and conditions of the amended contracts are materially equivalent to the original agreements. Additionally, an executive officer voluntarily departed and the related employee contract was therefore terminated. The impact of these events on our contractual future obligations is to decrease the amounts by $0.1 million, $0.2 million and $0.2 million in each of the fiscal years ended March 31, 2009, 2010 and 2011, respectively.

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

Interest Rate Sensitivity. Changes in interest rates could impact our anticipated interest income on cash, cash equivalents and marketable securities. An adverse change in interest rates in effect at December 31, 2008 would not have a material impact on the fair value of the marketable securities or the Company’s net loss or cash flows.

Changes in interest rates could also impact the amount of interest we pay on borrowings under our line of credit. A 10% adverse change in the interest rates on borrowings under our line of credit would not have a material impact on the Company’s interest expense.

Foreign Currency Exchange Risk. The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective.

(b) Internal Controls. During our third fiscal quarter of 2009, the Company upgraded to a new financial accounting system in order to provide additional financial processing capacity and functionality.  The new financial reporting software was used to process and accumulate financial data that is used for financial reporting.  The Company believes that this financial reporting software conversion represents a material change to the Company’s internal control over financial reporting.  There were no other changes in our internal control over financial reporting that occurred during our third fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Current market volatility and difficult economic conditions may materially and adversely impact our business and results of operations.

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

We experienced a downturn in our Film Production segment results this quarter and recorded an impairment charge due to the difficult conditions. Our Film Production segment has also experienced difficulty in obtaining higher quality repped content because some film producers are unable to obtain financing for their film production. Although our Transactional TV segment revenue increased in the current quarter and nine month period ended December 31, 2008 as compared to the same prior year periods, revenue was lower in the current quarter as compared to the prior sequential quarter ended September 30, 2008 as a result of the increasingly difficult economic conditions. If the difficult economic conditions persist or worsen, our Transactional TV segment results could also be materially adversely impacted.

The loss of any of our current major customers, or our inability to maintain favorable terms with these customers, could have a material adverse affect on our financial position and results of operations.

We currently have agreements with the ten largest U.S. cable MSOs, DISH Network, and DirecTV. Our agreements with these operators may be terminated on relatively short notice without penalty. If one or more of these cable MSO or DBS operators terminates or does not renew our agreements, or does not renew the agreements on terms as favorable as those of our current agreements, our financial position and results of operations could be materially adversely affected. For our fiscal year ended March 31, 2008, the aggregate revenue we received from our major customers (customers that account for 10% or more of our consolidated revenue including Comcast, DISH, DirecTV and Time Warner) was approximately 59% of our total company-wide revenue. For the nine month period ended December 31, 2008, the aggregrate revenue we received from our major customers was approximately 65% of total company-wide revenue.

Our failure to meet our performance targets with DirecTV could adversely affect our financial position and results of operations.

Our agreement with DirecTV provided for an automatic one year carriage extension to mid-October 2009 on existing terms for each of our three DirecTV channels that achieved predetermined revenue targets by October 2008. The revenue targets for each channel were not met, however, and DirecTV has initiated negotiations for a new agreement with us. DirecTV may, in the process, seek to remove one or more of our channels from its services.  If the negotiations result in DirecTV removing one or more of our channels from its services, or if it is successful in negotiating terms more favorable to it than under the current agreement, or if it replaced any of our channels with channels of our competitors, our financial position and results of operations could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 14, 2008, the Company entered into a Stock Purchase Agreement pursuant to which a shareholder agreed to sell and the Company agreed to purchase approximately 2.6 million shares of the Company’s common stock for a cash purchase price of $1.55 per share or an aggregate purchase price for all of the shares of approximately $4.1 million.  The Company funded the acquisition of the shares with available cash. The purchase of common stock during the current quarter was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2008	—	$—	—	3
November 1-30, 2008	2,614	1.55	—	3
December 1-31, 2008	—	—	—	3

Total	2,614	$1.55	—

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description
10.1	Stock Purchase Agreement between New Frontier Media, Inc. and Steel Partners II, L.P. (incorporated by reference to Form 8-K filed on November 14, 2008)
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
Dated: February 9, 2009	By:	/s/ Michael Weiner
Name: Michael Weiner
Title: Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Stock Purchase Agreement between New Frontier Media, Inc. and Steel Partners II, L.P. (incorporated by reference to Form 8-K filed on November 14, 2008)
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002