Form 10-K
period 2009-03-31
NEW FRONTIER MEDIA INC
filed 2009-06-12
CIK 847383

Use these links to rapidly review the document

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended March 31, 2009

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: ☒ YES    ☐ NO

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☐ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of September 30, 2008 was approximately $52,549,000, based on the closing price of the common stock as reported on the NASDAQ Global Select Market on such date.

         The Registrant had 19,494,038 shares of its common stock outstanding on June 4, 2009.

Documents Incorporated by Reference

         The information required in response to Part III, Items 10-14, of Form 10-K is hereby incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of March 31, 2009 with respect to the Registrant's Annual Meeting of Shareholders expected to be held on or about August 24, 2009.

NEW FRONTIER MEDIA INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2009

i

PART I.

Forward-Looking Statements and Other Information

        This Annual Report on Form 10-K of New Frontier Media, Inc. and its consolidated subsidiaries, or the Company or the Registrant, and the information incorporated by reference includes forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding trend analysis and the Company's expected financial position and operating results, its business strategy, its financing plans and the outcome of contingencies are forward-looking statements. Forward-looking statements are also identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "could," "will," "would," "will be," "will continue," "will likely result," "are optimistic that," and similar expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward looking statements. Some of these risks are detailed in Part I, Item 1A, Risk Factors and elsewhere in this Form 10-K.

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

        Registered trademarks identified herein that are not expressly stated to be the property of the Company are the property of the respective owners of such marks.

ITEM 1.    BUSINESS.

GENERAL

        We are a leader in transactional television and the distribution of independent and general motion picture entertainment. Our Company is organized into the four reporting segments that are discussed below in detail. Our Transactional TV segment delivers nine full-time transactional adult-themed pay-per-view, or PPV, networks to cable and satellite operators throughout the U.S. and Latin America. We are also a leading provider of video-on-demand, or VOD, adult content on cable and satellite platforms in the U.S., Canada, Latin America and Europe. Our PPV and VOD services reach over 190 million network homes domestically and an additional 22 million network homes internationally. Depending on the technological sophistication and geographic location of our customers, we have the ability to provide our customers with either PPV services, VOD services, or a combination of both PPV and VOD services. The Transactional TV segment does not produce the content it distributes to its customers.

        Our Film Production segment produces original motion pictures and events that are distributed in the U.S. and internationally on premium movie channels, such as Cinemax® and Showtime®. This segment also distributes its produced content to many of the same VOD and PPV customers that conduct business with our Transactional TV segment. The content produced by the Film Production segment primarily includes two broad categories of content: 1) erotic thrillers, and 2) horror films. Through Lightning Entertainment Group, the Film Production segment also represents the work of a full range of independent mainstream film producers in markets throughout the world. From time to time, this segment also provides contract production services to major Hollywood studios.

        Our Direct-to-Consumer segment generates revenue primarily through the distribution of content through its consumer websites. The Direct-to-Consumer segment also launched a new product offering in early fiscal year 2009 for the distribution of Internet Protocol Television, or IPTV, via a set-top box. Because of lower than expected subscriber additions for the IPTV service and other considerations during the second half of fiscal year 2009, we reduced the resources allocated to new product offering operations. We will continue to offer the IPTV service on a limited basis.

        Our Corporate Administration segment includes costs that are not directly associated or allocated to the other operating segments.

TRANSACTIONAL TV SEGMENT

        The Transactional TV segment generated the majority of its revenue in fiscal year 2009 through the distribution of adult entertainment content on VOD platforms. VOD distribution primarily occurs through cable multiple system operators, or MSOs, and telephone company operators that also provide television services. VOD presents viewers with layered menus, similar to what is traditionally found in hotel room television offerings. These menus allow users to interactively select a movie or event and then view it immediately or at a later time once the transaction has been executed. VOD tends to have a more accretive impact on our Transactional TV segment's business relative to our PPV offering because of the variety of content available through VOD platforms and because of the flexibility VOD provides in viewing times.

        Our Transactional TV segment also distributes adult entertainment programming to cable and satellite television companies through nine 24/7 PPV channels. These cable and satellite television providers receive our broadcast channels and then distribute the content to consumers on a PPV basis. PPV offers consumers access to a timed block of programming—for example, a movie or an event—for a set fee payable to the cable or satellite providers. Our PPV programming is offered on linear channels that are available to viewers through the same electronic program guides that display basic cable channels. A PPV transaction allows access to the purchased content for a given period of time and is executed either by telephone or instantly through the use of the viewers' remote control. Some of our distributors also offer our Transactional TV segment's channels on a monthly subscription basis. However, the large majority of the PPV revenue we generate is based on individual title purchases, and subscription revenue represents a small portion of the segment's total PPV revenue.

        We earn a percentage of the revenue, or "split", from our content for each VOD or PPV transaction that is purchased on our customer's platform. Our Transactional TV segment's products typically retail for a price between $10.99 and $14.99 for a single movie or event as determined by our customers with input from us.

        We believe our VOD and PPV programming provides an attractive alternative to other forms of entertainment because it is offered conveniently in the comfort of users' homes and in quality definition. During our fiscal years ended March 31, 2009, 2008 and 2007, 81%, 73%, and 75%, respectively, of our consolidated revenue was attributed to our Transactional TV segment. Our Transactional TV segment distributes content to nearly every television provider in the United States including:

  •
  the two largest providers of direct broadcast satellite, or DBS, services in the U.S.; and

  •
  the top ten largest operators of cable television systems in the U.S.

        For most of its history, the Transactional TV segment has been focused on growing its distribution in the U.S. During fiscal year 2009, we began expanding our services into new markets in North America, Europe and Latin America. We believe that our business model, which has been proven in the U.S., can also be successful in international markets. International expansion also provides us with an opportunity to leverage our existing content libraries and technology infrastructure. Thus far, we have had success in expanding our distribution to international markets. We plan to continue to expand our footprint to new international locations and customers, and gain additional market share and shelf space in international markets where we currently distribute content. The VOD infrastructure in many of these international markets is relatively undeveloped, and we expect that the development of the VOD infrastructure will continue to offer opportunities to improve our international revenue. The revenue splits we receive internationally are typically higher than the splits we receive domestically because the international cable MSO and DBS industry has more market participants and is more fragmented, which provides us with better negotiating leverage. We have not historically operated internationally or dealt with international regulators, competitors or cultures and as a result, we may experience difficulties in increasing revenue from such operations while gaining experience with our international growth initiatives.

Programming Strategy

        Unlike many of our competitors, the Transactional TV segment does not produce its own content and currently has no plans to do so. We believe distributors that also produce content allocate a disproportionate share of their platform hours to company-produced content and therefore limit viewer quality and variety, which we believe is an important competitive factor in the industry. Rather than operate in this manner, our Transactional TV segment screens content from many independent producers each year. We then strategically select and license only those movie scenes and/or titles which fit into our programming strategy. The result is a wide range of premium content which, in terms of consumer purchases, consistently outperforms our competition. Research obtained from an independent media measurement firm indicated our content outperformed our competitors' content on almost every customer platform (based on revenue generated per server hour) during the most recently completed fiscal year. This research is consistent with anecdotal data that our Transactional TV segment receives from its cable and satellite customers.

        The Transactional TV segment's programming is designed to provide the widest variety of content to consumers while at the same time utilizing available titles from our content library. Because we do not duplicate titles across our channels or between PPV and VOD, we are able to give our consumers access to more unique titles, a wider variety of talent, and a greater variety of studio representation than any of our competitors. We focus on prime time viewing blocks and program specific types of content in those blocks to create an appointment-viewing calendar designed to drive viewers to traditionally less popular nights of the week for viewing adult content.

        Our programming department spends a significant amount of time and resources researching consumer choices and preferences. We periodically perform primary consumer research to understand buying habits and to obtain information on how we can best provide our consumers with an exceptional viewing experience. This research has enhanced our Transactional TV segment's performance and has assisted us in providing customer satisfaction. Additionally, we use this research to recommend changes to our customers' platforms in order to improve the overall performance of the adult content category.

Content Delivery System

        Our Transactional TV segment delivers its video programming to cable and satellite operators via satellite from our Digital Broadcast Center, or DBC, in Boulder, Colorado. The program signal is encrypted so that the signal is unintelligible unless it is passed through the properly authorized decoding devices. The signal is transmitted (uplinked) by a third party earth station to a designated transponder on a third party commercial communications satellite. The transponder receives the program signal that has been uplinked by the earth station, amplifies the program signal and then broadcasts (downlinks) the signal to commercial satellite dishes located within the satellite's area of signal coverage. The signal of the domestic satellites that we use covers the continental U.S., including Alaska, Hawaii and portions of the Caribbean Islands, Mexico, and Canada.

        Our Transactional TV segment's programming is downlinked by MSOs and DBS providers at their head-ends and uplink centers. This programming is received in the form of a scrambled signal. We provide these operators with decoder equipment which allows them to decode the signal and then re-distribute it via their own systems.

        Our Transactional TV segment maintains a satellite transponder lease agreement for one full-time digital transponder with a total bandwidth of approximately 36 MHz on the Galaxy 23 satellite. This transponder provides the satellite transmission necessary to broadcast our Transactional TV segment's networks.

        Our Transactional TV segment delivers its VOD service to cable MSOs via transport providers such as Comcast Media Center ("CMC"). CMC is a business unit of Comcast Cable, which is a division of Comcast Corporation ("Comcast"). CMC delivers content to headends currently serving Comcast's VOD-enabled cable systems. In addition, our Transactional TV segment has agreements with iN DEMAND L.L.C., TVN Entertainment Corporation and Global Digital Media Xchange to deliver VOD content to other cable MSOs.

Digital Broadcast Center

        The 12,000 square foot DBC allows us to ingest, encode, edit, play out, store and digitally deliver our PPV and VOD services. The DBC is also home to one of the largest digital libraries of its kind. The DBC is a scalable, state of the art infrastructure, which includes playlist automation for all channels; encoding and playout to air; a storage area network for near-line content movement and storage; archiving capability in a digital format; and complete integration of our proprietary media asset management database for playlist automation and program scheduling.

Program and Content Acquisitions

        We acquire our broadcast programming for each network by licensing rights from independent producers. These licenses generally cover a five-year term. We do not produce any of our own feature content for our adult networks. We generally acquire new premiere titles and scenes each month. In addition, we may license entire content libraries on an as-needed basis, or in order to facilitate a larger transaction. Once we license a title, it undergoes rigorous quality control processes prior to broadcast in order to ensure compliance with strict internal and external broadcasting standards. We obtain age verification documentation for each title we license in accordance with federal statutes. This documentation is maintained on site for the duration of the license term in accordance with 18 U.S.C. § 2257 and 28 C.F.R. 75 et seq.

        We maintain an office in California that (a) ensures all legal documentation is obtained for each title and scene licensed, (b) ensures acquired content is technically compliant, and (c) once the title is deemed acceptable, ships the title, related documentation and promotional content to our Boulder, Colorado location. Our Transactional TV segment's in-house programming and editing departments in Boulder conduct preliminary screening of potentially licensable content, license acceptable content, conform content into appropriate editing standards and program the monthly schedules for all networks and VOD services.

Competition

        Our primary competitor in this segment has historically been Playboy Enterprises, Inc. ("Playboy") which, through its Playboy TV® service and its Spice Digital Networks®, has a long operating history in the adult entertainment space. Over the past several years, we have been successful in competing with Playboy and we have experienced growth in our Transactional TV segment as a result of our ability to gain market share through the displacement of Playboy services. Other competitors, such as Hustler TV®, have also entered the market and are increasing competition.

        Our content has outperformed our competitors' content on the majority of DBS and MSO platforms as measured by revenue per server hour. As a result, we have been able to increase our shelf space on these platforms through incremental platform hours and the replacement of our competitors' hours. We believe that some competitors have been willing to execute contracts with distributors that contain lower revenue splits and/or provide revenue guarantees in order to obtain or retain channels and VOD platform hours. While we believe that our content continues to outperform the competition, we cannot predict whether that performance advantage will insulate us from further pressure on revenue splits. If our competitors continue to provide the DBS and MSO platforms lower revenue splits and if we are unable to maintain a performance advantage or cause the DBS and MSO providers to recognize the value from this performance advantage, then our customers could put additional pressure on us to lower our revenue splits. A reduction in our revenue splits would have a material adverse impact on our results of operations and financial condition.

        We also face competition in the adult entertainment market from other providers of adult programming including producers of adult content, adult internet sites, adult video/DVD rentals and sales, premium movie channels that broadcast adult-themed content, telephone adult chat lines, books and magazines aimed at adult consumers, and adult-oriented wireless services. Our Transactional TV segment also faces general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming.

FILM PRODUCTION SEGMENT

        Our Film Production segment is a multi-faceted film production and distribution company, which we acquired late in fiscal year 2006. The Film Production segment expands our portfolio to the higher margin market for mainstream and erotic content and provides us with established relationships in international markets. Additionally, we have leveraged our existing Transactional TV segment customer relationships and deliver the Film Production segment's library of erotic and mainstream content to many of the same Transactional TV segment MSO and DBS customers.

        Our Film Production segment derives revenue from two principal businesses: (1) the production and distribution of original motion pictures such as erotic thrillers, horror movies, and erotic, event styled content ("owned content"); and (2) the licensing of third party films in international and domestic markets where we act as a sales agent for the product ("repped content"). This segment also periodically provides contract film production services to major Hollywood studios ("producer-for-hire" arrangements). Although we did not generate revenue in fiscal year 2009 from a producer-for-hire arrangement, we continue to pursue these opportunities and transactions and expect to generate revenue in fiscal year 2010 from such an arrangement.

        The film markets have been significantly impacted by the economic downturn and as a result, the Film Production segment's customers have been reducing their content acquisition budgets. We believe this is occurring because our customers are relying upon their existing libraries to reduce spending and costs. These changes significantly impacted the Film Production segment operating results during the third quarter of fiscal year 2009. As a result, we made material revisions to the segment's internal forecasts and engaged a third party valuation firm to assist us in performing a goodwill and intangible asset impairment analysis. Based on the analysis, we determined that the goodwill associated with the Film Production segment was impaired. We recorded a $10.0 million goodwill impairment charge for the quarter ended December 31, 2008 associated with this analysis. We believe that it is reasonably possible that this segment will continue to experience unfavorable economic conditions which could cause the operating results to remain depressed or decline.

        Despite a challenging outlook associated with the economic downturn, we believe the Film Production segment may be well positioned to take advantage of opportunities that might otherwise be realized by our competitors. Many of our Film Production segment competitors rely on funding through the credit markets, but the recent downturn in the economy and the credit markets has caused that funding to be significantly reduced or unavailable. Through New Frontier Media, the Film Production segment can fund owned content productions and repped content producer advances with existing cash and investments and is not required to rely on the credit markets for this funding. We believe this factor may provide the segment with opportunities during the economic downturn to execute additional production deals and represent higher quality productions. However, the overall decline in the film markets may negatively impact the number of possible opportunities, so this development may not have a meaningful positive effect on the segment's revenue.

Owned Content

        The Film Production segment produces and distributes its owned content for three primary customer groups. The first customer group consists of cable MSO and DBS service providers. Since our acquisition of the Film Production segment, we have leveraged our existing Transactional TV segment relationships and established new customer opportunities for our Film Production segment's owned content. The owned content that is distributed through PPV appears on unbranded linear channels within the mainstream or adult PPV movie location of the platform's electronic programming guide. Content that is distributed through VOD appears within menu categories such as "uncensored." Our movies and events are sold to end users at retail prices typically ranging from $7.99 to $9.99. We receive a percentage share of the revenue derived from sales on these platforms. Revenue splits are typically higher than those earned by our Transactional TV segment due to the mainstream nature of the content. Owned content is distributed to cable MSO and DBS service providers using the DBC and transport providers as described above in the Transactional TV segment discussion.

        The second customer group for our owned content distribution consists of premium movie service providers such as Cinemax and Showtime. The premium movie service providers license and distribute the content as part of their late-night programming and within their subscription VOD product. The owned content is typically sold to these customers for a flat license fee.

        The third customer group consists of various international distributors including international premium movie service providers. These international distributors typically re-distribute the content to end-users. We also typically charge these customers a flat license fee for the owned content.

        The Film Production segment produced over 20 movies and events during fiscal year 2009 and substantially completed a thirteen episode series. The total cash outflow incurred to complete these productions in fiscal year 2009 was approximately $2.8 million. Third-party production staff is typically used to produce the Film Production segment's owned content and our employees provide in-house oversight over the critical areas of production such as scripting, casting, shoot location, and post production.

Sales Agency (Repped Content) Services

        Our Film Production segment has established relationships with independent mainstream filmmakers. We act as a sales agent for the filmmakers and license both domestic and international rights to their movies under Lightning Entertainment Group. Lightning Entertainment Group currently licenses approximately 100 titles. We also license titles under our Mainline Releasing Group.

        We earn a commission for licensing film rights on behalf of these producers. In addition, we earn a marketing fee for many titles that we represent. Each contract allows for the recoupment of any producer advances and costs incurred in preparing the title for market, including advertising costs, screening costs, costs to prepare the trailer, box art, screening material, and any costs necessary to ensure the movie is market ready.

        We generate revenue from our repped content through arrangements with mainstream distributors both domestically and internationally that deliver our content through various channels including theatrical, pay-television, free television and other similar arrangements. Through a recent arrangement, our distribution partner delivers our repped content to large retailers who sell the content through DVDs to end-user consumers. We earn a more favorable commission from these domestic sales, and we have recently re-focused our resources on this business. We also recently began distribution of repped content on VOD platforms through U.S. cable MSOs. We continue to leverage the relationships we have established through the Transactional TV segment with U.S. cable and DBS providers and have successfully launched the Film Production segment's repped content in over 11 million network homes.

Other Revenue

        Other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to customers. Through our producer-for-hire arrangements, we provide services and incur costs associated with the film production, and we earn a fee for our services once the film has been delivered to the customer. Although we maintain no ownership rights for the produced content, we are responsible for the management and oversight of the project and incur significant economic risk until the project is completed. The gross margins we generate from producer-for-hire arrangements are less than the returns we generate from our owned content and have historically been between 10% and 15% of net revenue; however, we cannot reasonably predict whether the gross margins we receive will continue to be similar to those generated historically. We did not recognize revenue during fiscal year 2009 from a producer-for-hire arrangement, but we do expect to recognize revenue during fiscal year 2010 from such an arrangement.

Competition

        For our owned content, we compete primarily with one small, privately-owned company and other branded content such as Girls Gone Wild® and Jerry Springer® Uncensored. With respect to our sales agency business, we compete with approximately 30 privately-owned companies. We compete with these companies based on licensing fees charged, content quality, ability to deliver our products on-time, relationships with decision makers in the industry, and the professionalism of our sales team.

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

        This segment also launched a test initiative related to the development of a set-top box and IPTV business model. During January 2008, we acquired certain intellectual property rights to an internet protocol set-top box. Through the set-top box, consumers can access content through the internet and view the content on their television. Based on lower than expected subscriber additions for the IPTV test business model and other factors considered during the second half of fiscal year 2009, we reduced the resources allocated to the related new product offering operations.

Competition

        The adult internet industry is highly competitive and highly fragmented given the relatively low barriers to entry. Recently, the introduction of a large number of free content sites that allow users to access large libraries of content has created an even more challenging environment.

OTHER INFORMATION

Customer Concentration

        We derived 65% of our total revenue for the fiscal year ended March 31, 2009 from Comcast, DIRECTV Group ("DirecTV"), DISH Network ("DISH"), and Time Warner Cable Inc. ("Time Warner"). We generate revenue from these customers through our Transactional TV and Film Production segments. The loss of any of these major customers would have a material adverse effect on these segments and our Company as a whole. Specific financial information about the total revenue and outstanding accounts receivable from each of our major customers is incorporated by reference herein to Note 12—Major Customers within the Notes to the Consolidated Financial Statements included herein.

Employees

        As of March 31, 2009, we had approximately 160 employees located only in the United States. Our employees are not members of a union, and we have never suffered a work stoppage.

Financial Information about Segments and Geographic Areas

        Our revenue is primarily derived from customers located in the United States. Financial information about segments and geographic areas is incorporated herein by reference to Note 11—Segment and Geographic Information within the Notes to the Consolidated Financial Statements included herein.

Seasonality

        Although we do not consider our business to be highly seasonal, our Film Production segment sales team attends a large proportion of film trade shows just prior to and during the third fiscal quarter. In the 2008 and 2007 fiscal years, we executed contracts that represented material revenue for the segment at those tradeshows. We were able to subsequently deliver the related content for those contracts in the third fiscal quarter and as a result, our Film Production segment experienced higher revenue in that quarter. During the current fiscal year ended March 31, 2009, the Film Production segment's third fiscal quarter revenue was significantly lower than previous quarters as a result of the deterioration in film markets. We believe that it is reasonably possible that the film markets will continue to experience unfavorable economic conditions which could cause the Film Production segment's revenue to remain depressed or decline.

Intellectual Property

        During fiscal year 2008, we acquired certain intellectual property rights associated with set-top box equipment that provides customers with IPTV and other new product development. We will seek to protect our intellectual property rights. Despite our efforts, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our rights is difficult. Additionally, third parties might independently develop technologies that are substantially equivalent or superior to our technologies.

Government Regulation

        Our Company is regulated by governmental authorities. We have historically operated only in the United States and so we were only regulated by domestic authorities. However, because we have expanded to international markets, we must comply with diverse and evolving regulations both domestically and internationally. Regulation relates to, among other things, licensing, access to satellite transponders, foreign investment, use of confidential customer information and content, including standards of decency and obscenity. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could have a material adverse impact on our financial position and results of operations.

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

New Frontier Media, Inc.
Attn: CFO
7007 Winchester Circle Suite 200
Boulder, CO 80301

        You can also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (www.sec.gov) that contains our reports, proxy and information statements and other information that we file electronically with the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT.

        Our executive officers are as follows:

Name	Age	Position
Michael Weiner	66	Chairman of the Board, Chief Executive Officer and Secretary
Ken Boenish	42	President
Marc Callipari	41	General Counsel
Scott Piper	46	Chief Technology and Information Officer
Grant Williams	33	Chief Financial Officer

        Michael Weiner.    Mr. Weiner was appointed President of New Frontier Media in February 2003 and was then appointed to the position of Chief Executive Officer in January 2004. Prior to being appointed President, he held the title of Executive Vice President and co-founded the Company. As Executive Vice President, Mr. Weiner oversaw content acquisitions, network programming, and all contract negotiations related to the business affairs of the Company. In addition, he was instrumental in securing over $20 million to finance the infrastructure build-out and key library acquisitions necessary to launch the Company's television networks. Mr. Weiner's experience in entertainment and educational software began with the formation of Inroads Interactive, Inc. in May 1995. Inroads Interactive, based in Boulder, Colorado, was a reference software publishing company dedicated to aggregating still picture, video, and text to create interactive, educational-based software. Among Inroads Interactive's award winning releases were titles such as Multimedia Dogs, Multimedia Photography, and Exotic Pets. These titles sold over 1 million copies throughout the world through its affiliate label status with Broderbund Software and have been translated into ten different languages. Mr. Weiner was instrumental in negotiating the sale of Inroads Interactive to Quarto Holdings PLC, a UK-based book publishing concern. Prior to Inroads Interactive, Mr. Weiner was in the real estate business for 20 years, specializing in shopping center development and redevelopment in the Southeast and Northwest United States. He was involved as an owner, developer, manager, and syndicator of real estate in excess of $250 million.

        Ken Boenish.    Mr. Boenish is a 20-year veteran of the cable television industry. In October 2000, he was named President of the Transactional TV segment and in June 2005 he was named President of New Frontier Media. Mr. Boenish joined New Frontier Media as the Senior Vice President of Affiliate Sales in February 1999. Prior to joining the Company, Mr. Boenish was employed by Jones Intercable ("Jones") from 1994 to 1999. While at Jones he held the positions of National Sales Manager for Superaudio, a cable radio service serving more than 9 million cable customers. He was promoted to Director of Sales for Great American Country, a then new country music video service, in 1997. While at Great American Country, Mr. Boenish was responsible for adding more than 5 million new customers to the service while competing directly with Country Music Television, a CBS cable network. From 1988 to 1994 he sold cable television advertising on systems owned by Time Warner, TCI, COX, Jones, Comcast and other cable systems. Mr. Boenish holds a bachelors degree from St. Cloud State University.

        Marc Callipari.    Mr. Callipari joined New Frontier Media in August 2006 as the Vice President of Legal Affairs and shortly thereafter was promoted to General Counsel. He is responsible for New Frontier's legal and human resources functions. Mr. Callipari started his legal career over 14 years ago in Washington, D.C. where he practiced commercial litigation from 1994 to 1999 with a large, international law firm and a boutique litigation firm. More recently, he served as captive outside and then in-house counsel to Level 3 Communications, an unaffiliated international communications company, from 1999 to 2006, where he was responsible for a wide range of world-wide litigation and transactional matters, including the negotiation of several multi-million dollar telecommunication infrastructure asset purchases and sales. He graduated from the University of San Diego School of Law in 1994, is a member of the Colorado, Virginia and District of Columbia Bars and has been admitted to practice before numerous federal courts throughout the United States.

        Scott Piper.    Mr. Piper joined New Frontier Media in February 2007 as Chief Technology and Information Officer. Mr. Piper has been an information technology professional for approximately 20 years and has held senior leadership roles for the past 12 years. He has extensive experience in infrastructure design and delivery for large scale enterprises, including the implementation of over fifteen customer contact centers, some with as many as 1,500 seats. He was responsible for one of the first successful large voice over internet protocol ("VoIP") contact centers in the U.S. Prior to joining New Frontier Media, Mr. Piper was employed from 1994 to 2006 by EchoStar Satellite L.L.C. While employed in a variety of roles during his tenure at EchoStar, he most recently held the title of Vice President of IPTV. Mr. Piper was responsible for the launch of DISH Network's web based entertainment portal prior to his departure. Mr. Piper holds a Bachelor of Science in Marketing and Finance from the University of Colorado and a Masters in Science in Telecommunications from the University of Denver.

        Grant Williams.    Mr. Williams has served as Chief Financial Officer since April 2008. Mr. Williams served as the Corporate Controller of New Frontier Media from October 2006 until April 2008. From February 2004 until October 2006, Mr. Williams was employed by eFunds Corporation (which was subsequently acquired by Fidelity National Information Services, Inc.) and served in various senior manager roles, including management of Securities and Exchange Commission filings and correspondence; financial contract management for significant transactions including business acquisitions, business dispositions, and debt financing; and financial management and analysis of the company's corporate costs. Prior to February 2004, Mr. Williams was employed by Ernst and Young, LLP as a manager within the assurance and advisory services group. Mr. Williams holds a Bachelor of Accountancy from the University of Oklahoma and is a Certified Public Accountant in Colorado and Arizona.

ITEM 1A.    RISK FACTORS.

The loss of any of our current major customers, or our inability to maintain or negotiate at renewal or otherwise favorable contractual terms with these customers, could have a material adverse effect on our financial position and results of operations.

        We have agreements with the ten largest U.S. cable MSOs and two largest U.S. DBS providers. For our fiscal year ended March 31, 2009, the aggregate revenue we received from our major customers (customers that account for 10% or more of our consolidated revenue, namely Comcast, DISH, DirecTV and Time Warner) was approximately 65% of our total company-wide revenue. Our agreements with these operators may be terminated without penalty and with little advance notice, and as a result are sometimes subject to renegotiation during their stated term. If one or more of these cable MSO or DBS operators terminates or does not renew our agreements, or negotiates mid-term or agrees only to renew the agreements on terms less favorable than those of our current agreements (including removing or replacing with a competitive offering one or more of our channels from their platforms), our financial position and results of operations could be materially adversely effected.

We rely on third party service providers to deliver our content to our customers via satellite uplink services. If this service were disrupted, it could cause us to lose subscriber revenue and adversely affect our financial position and results of operations.

        Our satellite uplink provider's services are critical to us. If our satellite uplink provider fails to provide the contracted uplinking services, our satellite programming operations would in all likelihood be suspended, resulting in a loss of substantial revenue. If our satellite uplink provider improperly manages its uplink facilities, we could experience signal disruptions and other quality problems that, if not immediately addressed, could cause us to lose customers and the related revenue.

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

        Our ability to increase or sustain revenue is impacted by our ability to compete effectively with other forms of adult and non-adult entertainment. We face competition in the adult entertainment industry from other providers of adult programming, adult video/DVD rentals and sales, books and magazines aimed at adult consumers, adult oriented telephone chat lines, adult oriented internet services, including free website content services, premium movie channels that broadcast adult-themed content and adult oriented wireless services. To a lesser extent, we also face general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming and entertainment options.

        Our ability to compete depends on a variety of factors, many of which are outside of our control. These factors include the quality and appeal of our competitors' content relative to our offerings; the strength of our competitors' brands; the technology utilized by our competitors; the effectiveness of our competitors' sales, marketing efforts and the attractiveness of their product offerings; general consumer behaviors; and preferences on how consumers choose to spend their discretionary income.

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

        The popularity and notoriety of free adult entertainment through low cost and free websites has resulted in additional pressure on our business. The quality and quantity of content available on these free and low cost websites has improved. The content we sell through the Transactional TV segment typically has a retail price between $10.99 and $14.99 and is typically less explicit than the content offered on internet websites. As a result of the recent deterioration in economic conditions, customers may view internet delivered content as a replacement to our content based on the difference in cost, edit standard and availability of certain niche content that we do not distribute. A migration of customers to internet delivered content could result in a decline in our buy rates and have a negative impact on our financial position and results of operations.

The continued addition of new competitors to our business could have a material adverse affect on our operating performance.

        We face competition from established adult video producers, as well as independent companies that distribute adult entertainment, some of which is provided for free through internet websites. These competitors may include producers such as Hustler, Wicked Pictures and Vivid Entertainment. In the event that cable and/or satellite companies seek to purchase adult video content for their VOD service directly from adult video producers or other independent distributors of such content, our VOD business is likely to suffer. In addition, increased competition in the adult category could lead to downward pressure on the license fees that our customers are willing to pay for our content.

We may incur costs to defend ourselves against legal claims initiated in connection with our distribution of adult-themed content.

        Because of the adult-oriented content that we distribute, we may be subject to obscenity or other legal claims by third parties. Our financial position and results of operations could be harmed if we were found liable for this content or if costs to defend such claims proved significant. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our content and/or its availability in various geographic areas, which would negatively impact our ability to generate revenue. Furthermore, our insurance may not adequately protect us against all of these types of claims.

Increased government regulation in the United States and abroad could impede our ability to deliver our content and expand our business.

        New laws or regulations, or the new application of existing laws could prevent us from making our content available in various jurisdictions or otherwise have a material adverse affect on our business, financial position and operating results. These new laws or regulations may relate to liability for information retrieved from or transmitted over the internet, taxation, user privacy and other matters relating to our products and services. Moreover, the application of internet related laws governing issues such as intellectual property ownership and infringement, pornography, obscenity, libel, employment, and personal privacy is still developing.

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

        Our ability to accept credit cards as a form of payment for our products and services has been or could further be restricted or denied for a number of reasons, including but not limited to:

  •
  excessive chargebacks and/or credits;

  •
  excessive fraud ratios;

  •
  changes in policy of the acquiring banks and/or card associations with respect to the processing of credit card charges for adult-related content;

  •
  a continued tightening of credit card association chargeback regulations in international areas of commerce;

  •
  new association requirements for new technologies that consumers are less likely to use; and

  •
  increases in the number of European and U.S. banks that will not accept accounts selling adult-related content.

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

If the credit card companies that process transactions for our Direct-to-Consumer segment experience liquidity issues or are unable to continue to operate as a going concern through the current economic downturn, we may be unable to recover funds due to us from these credit card companies.

        The credit card companies that we currently utilize to process Direct-to-Consumer segment transactions withhold a portion of the funds transacted as a reserve against future potential customer chargebacks and/or credits. These funds may not be released to the Company until up to eighteen months after we discontinue our arrangement with the related credit card processor. The total funds withheld by credit card processors at March 31, 2009 were $0.5 million and were classified within long-term assets as other assets. If our credit card processors experience liquidity issues or are unable to continue to operate as a going concern and are unable to release these funds to us, we would be required to write-off the related long-term asset balance which would have a material adverse effect on our financial position and results of operations.

If the Film Production segment produces, acquires or represents film content that is not well-received by our customers, we may not be able to re-coup the investments made in the film.

        We have a history of impairing titles in our content library and recoupable costs associated with our repped content when the future expected economic benefits to be derived by a particular film or event are not estimated to be sufficient to recover its related carrying value. The Film Production segment's ability to continue to create or acquire film content and obtain rights to represent content that is well-received by our customers is critical to the segment's future success. If a film produced, acquired or represented by the Film Production segment does not sell as well as anticipated, we may not be able to recover our investment in the film, including, but not limited to, the cost of producing or acquiring the film, the costs associated with promoting the film, costs associated with post-production work on the film, or advances and other recoupable costs associated with representing a film. No assurance can be given that the Film Production segment's past success in generating profits from its investment in its films will continue.

Antitakeover provisions in our Amended and Restated Articles of Incorporation, as amended, and our Rights Agreement may discourage or prevent a change of control.

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

        With only approximately 160 employees, our success depends greatly upon the contributions of our executive officers and our other key personnel. The loss of the services of any of our executive officers or other key personnel could have a material adverse effect on our financial position and results of operations. No assurance can be given that New Frontier Media will be successful in attracting and retaining these personnel.

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

        Some banking entities, investors, investment banking entities, market makers, lenders and other service providers in the investment community may decide not to provide financing to us, or to participate in our public market or other activities due to the nature of our business, which, in turn, may adversely impact the value of our stock, and our ability to attract market support or obtain financing.

We may be unable to protect our intellectual property rights or others may claim that we are infringing on their intellectual property.

        During fiscal year 2008, we acquired certain intellectual property rights. Third parties could assert infringement claims against our business in the future. Claims for infringement of all types of intellectual property rights are a common source of litigation. Infringement claims can require us to modify our products, services and technologies or require us to obtain a license to permit our continued use of those rights. We may not be able to do either of these things in a timely manner or upon reasonable terms and conditions. Failure to do so could harm our financial position and results of operations. In addition, future litigation relating to infringement claims could result in substantial costs to us and a diversion of management resources. Adverse determinations in any litigation or proceeding could also subject us to significant liabilities and could prevent us from selling some of our products, services or technologies.

        Despite our efforts to protect our intellectual property rights, third parties may infringe or misappropriate them or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business.

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

Our goodwill, intangible assets and other long-lived assets may have further impairment losses.

        We conducted impairment tests of goodwill and other intangible assets as of December 31, 2008 and our annual goodwill and intangible assets impairment tests as of March 31, 2009, 2008 and 2007. We also perform quarterly analyses on the valuation of long-lived assets including our prepaid distribution rights, film library, recoupable costs and producer advances, and other long-lived assets. We recognized the following impairment charges in our statements of operations:

	Year Ended March 31,
	2009	2008	2007
Goodwill	$10,009	$—	$—
Film costs	1,062	684	—
Intangible assets	938	—	—
Prepaid distribution rights	—	—	436
Other long-lived assets	235	466	97

Total impairment loss	$12,244	$1,150	$533

        If our goodwill, intangible assets or other long-lived assets' future benefit does not exceed its carrying value, we may be required to further write down the related assets. Declines in the future benefits from these assets could cause us to incur additional impairment losses, which could materially effect our financial position and results of operations. The ongoing uncertainty in general economic and market conditions could increase the likelihood of additional asset impairment losses being recorded in future periods. In addition, the determination of the fair value of goodwill, intangible assets and long-lived assets is subject to a high degree of judgment and complexity and changes in the estimates used in the determination of the fair value of these assets could materially effect our financial position and results of operations.

We may pursue acquisitions, joint ventures, new services and other strategic transactions and activities to complement or expand our business and add shareholder value which may not be successful.

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

  •
  the diversion of our management's attention from existing business to create new services;

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

        The global capital and credit markets have deteriorated significantly in recent months, resulting in the failure of major financial institutions, the reluctance of other major financial institutions to lend money, an increase in commercial and consumer delinquencies, a lack of consumer confidence, and a widespread reduction generally of business activity. If these conditions continue, which may be likely for the foreseeable future, or worsen, our ability to borrow funds or obtain other financing on terms acceptable to us could be materially adversely affected. These conditions could also, among other things, negatively impact our customers' ability to pay us, the number of subscribers and purchasers of our products and services, and require us to increase our reserves for bad debt, the occurrence of any or all of which could materially and negatively impact our business, our financial condition and our results of operations.

        We experienced a downturn in our Film Production segment results during the third quarter of fiscal year 2009 and recorded goodwill and other impairment charges in connection with that segment's deterioration in performance related to the downturn in the economy. Our Film Production segment has also experienced difficulty in obtaining higher quality repped content because some film producers are unable to obtain financing for their film production. Additionally, the adverse economic conditions contributed to restructuring and intangible asset impairment charges during the fourth quarter of fiscal year 2009 in connection with unfavorable results connected to an IPTV test business model and other initiatives within the Direct-to-Consumer segment. Although our Transactional TV segment revenue increased in fiscal year 2009 as compared to the prior fiscal year, revenue has trended lower in the second half of fiscal year 2009 as compared to the first half of fiscal year 2009 as a result of the increasingly difficult economic conditions. If the difficult economic conditions persist or worsen, our financial condition and results of operations would also be materially adversely impacted.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        We use the following principal facilities in our operations. All facilities are 100% utilized.

        Colorado:    We lease space in two office buildings in Boulder, Colorado. The north Boulder facility is approximately 12,000 square feet and houses our Transactional TV segment's Digital Broadcast Center, encoding and technical operations groups, content screening, and quality control functions. Our Winchester Circle facility is approximately 18,000 square feet and is used as our corporate headquarters, as well as by our Direct-to-Consumer segment's web production department and by our Transactional TV segment's marketing, sales, branding, promotions and conforming departments.

        California:    We lease approximately 4,600 square feet in Santa Monica, California. This facility houses our Film Production segment's production and licensing business.

        We believe that our facilities are adequate to maintain our existing business activities.

ITEM 3.    LEGAL PROCEEDINGS.

        For a discussion of legal proceedings, see the Legal Proceedings discussion within Note 13—Commitments and Contingencies in the Notes to the Consolidated Financial Statements included herein and incorporated herein by reference.

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

        The following table sets forth the range of high and low sales prices for our common stock for each quarterly period indicated, as reported on the NASDAQ Global Select Market:

Quarter Ended	High	Low	Quarter Ended	High	Low
June 30, 2008	$5.29	$3.31	June 30, 2007	$9.23	$8.39
September 30, 2008	4.28	2.05	September 30, 2007	8.84	5.60
December 31, 2008	2.56	1.27	December 31, 2007	6.69	4.75
March 31, 2009	2.20	1.05	March 31, 2008	5.88	4.00

        The high and low sales prices per share as reported on the NASDAQ Global Select Market on June 4, 2009, were $2.25 and $1.95, respectively. As of June 4, 2009, there were approximately 4,055 beneficial owners and 173 holders of record of New Frontier Media's Common Stock.

        On December 7, 2006, the Company's Board of Directors declared a special dividend of $0.60 per share. The Company paid this dividend in February 2007 to shareholders of record on January 15, 2007. During each of the quarters in fiscal year 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock. The Company paid approximately $9.0 million in cash dividends through March 31, 2008. Additionally, as of March 31, 2008, the Company had a dividend payable of $3.0 million that was subsequently paid in April 2008. The Board of Directors did not declare a quarterly dividend during fiscal year 2009, and the payment of future quarterly dividends is at the discretion of the Board of Directors.

Issuer Purchases of Equity Securities

        In June 2008, the Company's Board of Directors extended a share repurchase plan allowing for the repurchase of approximately 1.1 million shares of common stock through June 2010. During the six month period ended September 30, 2008, the Company substantially completed the share repurchase plan and repurchased approximately 1.1 million shares for a total purchase price of approximately $4.3 million.

        On November 14, 2008, the Company entered into a Stock Purchase Agreement pursuant to which a shareholder agreed to sell and the Company agreed to purchase approximately 2.6 million shares of the Company's common stock for a cash purchase price of $1.55 per share or an aggregate purchase price for all of the shares of approximately $4.1 million. The Company funded the acquisition of the shares with available cash.

        On March 11, 2009, the Company purchased through one broker in an unsolicited single block trade approximately 0.5 million shares of its common stock for a cash purchase price of $1.30 per share, or an aggregate purchase price for all of the shares of approximately $0.7 million. The acquisition was funded with available cash. Similar to the repurchase in November 2008, the acquisition was approved by the Company's Board of Directors and was effected in a manner intended to comply with the safe harbor provisions provided by Rule 10b-18 under the Securities Exchange Act of 1934. Common stock purchases by the Company during the fourth quarter of fiscal year 2009 were as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2009	—	$—	—	3
February 1 - 28, 2009	—	—	—	3
March 1 - 31, 2009	541	1.30	—	3

Total	541	$1.30	—

Stock Performance Graph

        The following graph compares the cumulative 5-year total return provided to shareholders on New Frontier Media, Inc.'s common stock relative to the cumulative total returns of the S&P SmallCap 600 index, and a customized peer group of two companies that includes: Playboy Enterprises Inc. and Private Media Group Inc. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the Company's common stock, in the peer group, and the index on 3/31/2004 and its relative performance is tracked through 3/31/2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among New Frontier Media, Inc., The S&P SmallCap 600 Index
And a Peer Group

*
$100 invested on 3/31/04 in stock or index, including reinvestment of dividends.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

ITEM 6.    SELECTED FINANCIAL DATA.

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

	Year Ended March 31,
	2009(3)	2008	2007(2)	2006(1)	2005
Net sales	$52,654	$55,911	$63,271	$46,851	$46,277
Net income (loss)	$(5,188)	$8,660	$12,309	$11,283	$11,122
Net income (loss) per basic common share	$(0.24)	$0.36	$0.51	$0.49	$0.50
Net income (loss) per diluted share	$(0.24)	$0.36	$0.51	$0.48	$0.48
Weighted average diluted shares outstanding	22,039	24,148	24,355	23,338	23,067
Total assets	$68,539	$83,661	$88,216	$86,765	$60,284
Long-term liabilities	$1,863	$2,013	$3,684	$7,035	$966
Cash dividends declared per share of common stock	$—	$0.50	$0.60	$—	$—
Cash flows from operating activities	$8,505	$8,184	$18,876	$12,312	$14,992

(1)
In February 2006, the Company acquired MRG Entertainment, Inc., its subsidiaries and a related company, Lifestyles Entertainment, Inc. ("MRG").

(2)
Beginning in the fiscal year ended March 31, 2007, the Company adopted the provisions of SFAS No. 123(R), Share Based Payment. See Note 3—Employee Equity Incentive Plans within the Notes to the Consolidated Financial Statements for additional information.

(3)
During the third quarter of fiscal 2009, the Company incurred a goodwill impairment charge of $10.0 million associated with the Film Production segment. See Note 5—Goodwill and Other Intangible Assets within the Notes to the Consolidated Financial Statements for additional information.

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

  •
  Executive Overview.  General description of our business and operating segments as well as trends, challenges and growth objectives.

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

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K includes forward-looking statements. These are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "could," "will," "would," "will be," "will continue," "will likely result," "are optimistic that," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

        Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers that accounted for approximately 65% of our total revenue during the fiscal year ended March 31, 2009; 2) maintain the license fee structures currently in place with our customers; 3) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators ("MSOs") and direct broadcast satellite ("DBS") providers; 4) retain our key executives; 5) produce film content that is well received by our Film Production segment's customers; 6) attract market support for our stock; 7) comply with future regulatory developments; and 8) successfully compete against other forms of adult and non-adult entertainment such as adult oriented internet sites and adult oriented premium channel content. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of this Form 10-K.

EXECUTIVE OVERVIEW

Overview

        We are a leader in transactional television and the distribution of independent general motion picture entertainment. Our key customers are large cable and satellite operators in the United States. Our products are sold to these operators who then distribute them to retail customers via pay-per-view ("PPV") and video-on-demand ("VOD") technology. We earn revenue through contractual percentage splits of the retail price. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our most profitable business line has historically been the Transactional TV segment. The Film Production segment has also historically been a profitable business but during fiscal year 2009 has operated at a loss as a result of continued adverse changes in its business climate. Our Direct-to-Consumer segment operated at a loss in fiscal year 2009 as a result of costs we incurred to develop a test internet protocol television ("IPTV") business model. Based on lower than expected subscriber additions for the IPTV test business model during the second half of fiscal year 2009, we have restructured the operations of the Direct-to-Consumer segment through a planned, material reduction in the resources dedicated to test business models. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc., including costs such as legal and accounting expenses, human resources and training, insurance, registration and filing fees with NASDAQ, executive employee costs and the SEC, investor relations, and printing costs associated with our public filings and shareholder communications.

        The business models of each of our segments are summarized below.

Transactional TV Segment

        Our Transactional TV segment is focused on the distribution of its PPV and VOD service to MSOs and DBS providers. We earn a percentage of revenue, or "split", from our content for each

VOD, PPV or subscription that is purchased on our customers' platform. Revenue growth occurs as we launch our services to new cable MSOs or DBS providers, experience growth in the number of digital subscribers for systems where our services are currently distributed, when we launch additional services or replace our competitors' services on existing customer cable and DBS platforms, and when our proportional buy rates improve relative to our competitors. Alternatively, our revenue could decline if we experience lower buy rates, if the revenue splits we receive from our customers decline, if additional competitive channels are added to our customers' platforms or if our existing customers remove our services from their platform.

        For most of its history, the Transactional TV segment has been focused on growing its distribution of digital TV to markets in the U.S. During fiscal year 2009, we began expanding our services into new markets in North America, Europe and Latin America. We believed that our business model, which has been proven in the U.S., would also be successful internationally. International expansion also provides us with an opportunity to leverage our existing content libraries and technology infrastructure. Thus far, we have had success in expanding our distribution to international markets. We plan to continue to expand our footprint to new international locations and customers, and gain additional market share and shelf space in international markets where we currently distribute content. The VOD infrastructure in many of these international markets is relatively undeveloped, and we expect that the development of that infrastructure will continue to offer opportunities to improve our international revenue. The revenue splits we receive internationally are typically higher than the splits we receive domestically because the international cable MSO and DBS industry has more market participants and is more fragmented which provides us better negotiating leverage. We have not historically operated internationally or transacted with international regulators, competitors or cultures and as a result, we may experience operating difficulties while gaining experience with our international growth initiatives.

        Transactional TV segment revenue during the current fiscal year as compared to the prior fiscal year experienced the following trends:

  •
  Revenue from our VOD service has increased due to improved content performance and from a related increase in the quantity of content available on the largest MSO platform in the U.S and the other top ten largest cable MSOs in the U.S. Our improved content performance is primarily related to new content packages and recommended changes to our customers' menu positioning. Revenue also improved from new international VOD distribution. The increase in revenue was partially offset by a decline in revenue from the second largest cable MSO in the U.S. because the operator increased the retail price of content early in fiscal year 2009 and since the economic downturn, we believe consumers are less willing to pay the higher retail price. Although our year-over-year VOD revenue has improved, we have experienced a decline in buy rates during the second half of the fiscal year as compared to the first half of the fiscal year which we believe is due to a general reduction in consumer spending from the weakening economic conditions. The weaker economic conditions could continue to cause our VOD service revenue to remain depressed or cause VOD revenue to decline further.

  •
  Revenue from our PPV services declined due to a reduction in revenue from the second largest DBS provider in the U.S. believed to be attributable to an increase in the number of competitors on the platform and the impact of the recent economic downturn and related reduction in consumer spending. Also contributing to the decline was lower revenue from the other top ten largest cable MSOs in the U.S. related to the economic downturn. The revenue decline was partially offset by an increase in revenue related to the addition of a new channel on the largest DBS platform in the U.S. The impact from the economic downturn could continue to cause our PPV service revenue to remain depressed or cause the PPV revenue to decline further.

  •
  C-Band and other revenue declined because we ceased offering C-Band services after the service became unprofitable during the second half of fiscal year 2008. The revenue reflected in this product line now primarily reflects advertising revenue we receive for spots sold on our PPV channels.

  •
  Although our Transactional TV segment revenue increased in fiscal year 2009 as compared to the prior fiscal year, revenue has trended lower in the second half of fiscal year 2009 as compared to the first half of fiscal year 2009. We believe this is a result of the increasingly difficult economic conditions and related reduction in consumer spending. If the difficult economic conditions persist or worsen, our Transactional TV segment results could also be materially adversely impacted.

        Generally, we believe our business has been and we expect will continue to be impacted by the downturn in the economy. For our Transactional TV segment, we are reliant on discretionary consumer purchases of our content. When consumers spend less of their discretionary income on non-essential expenses such as our content, it adversely impacts our business. Additionally, the price point of our content is significantly higher than both mainstream content and adult content that is distributed through other less expensive and free media such as the internet. As a result, consumers that would otherwise purchase our content may opt to purchase less expensive mainstream content or obtain their adult entertainment through less expensive media such as the internet during an economic downturn. Although we believe that the deterioration in the economy has negatively impacted the Transactional TV segment's results, it is not possible for us to quantify or reasonably estimate the financial impact. We have remained focused on maintaining our competitive market position by offering a wide range of high-quality content that we believe is superior to other product offerings in the industry. We are currently in discussions with many of our largest customers to seek ways to encourage increased viewing of our content and to implement value-added offers in order for our content to be more competitive with alternative media.

        When considering the future operating results of the Transactional TV segment, we believe the following challenges and risks could adversely impact the segment's future operating results:

  •
  increased pressure from customers to reduce the revenue splits we receive or execute minimum guarantees or risk having those customers remove one or more channels from their platform;

  •
  declines in new and existing customer buys of adult TV services due to a migration to other lower cost adult services such as the internet;

  •
  adverse impacts to our business from a continued decline in discretionary consumer spending as a result of less favorable economic conditions;

  •
  increased VOD competition from established adult entertainment companies or new entrants to the category because the barriers of entry for this product line are low;

  •
  challenges associated with our continued expansion into international markets and our inexperience with international customers, buy rates, and consumer habits;

  •
  slowing growth of the overall adult entertainment category and limited incremental distribution opportunities within the U.S.; and

  •
  continued product commoditization.

        In addition to the above noted risks, our agreements typically allow our customers to make significant changes to our distribution (such as reduce the number of hours on the platform or remove one or more channels from the platform) and may be terminated on relatively short notice without penalty. For example, our agreement with DirecTV may be terminated upon 30 days notice to us. We are currently negotiating with DirecTV for a longer term agreement, but because revenue targets were not achieved under the current agreement it is possible that they may seek to remove one or more of our channels from their platform going forward. If this occurs or if one or more of our cable MSO or DBS operators changes our distribution terms, terminates or does not renew our agreements, or does not renew the agreements on terms as favorable as those of our current agreements, our financial position and results of operations could be materially adversely affected.

        All the above mentioned challenges and risks, and others that we may not have identified, could have a material adverse impact on our business. Nevertheless, we believe that we are well positioned to mitigate the impact of these risks and challenges. However, not all the risks and challenges can be managed by us because the ultimate outcome will be decided by other parties such as our customers.

        During fiscal year 2010 and future periods, we believe that the Transactional TV segment will experience revenue growth if we can successfully manage and are not materially adversely impacted by the challenges and risks previously mentioned. We currently expect future growth in the segment to occur if we are successful with the following objectives:

  •
  continuing our international distribution expansion into new and existing geographic locations;

  •
  increasing the proportional VOD hours we receive on existing customer platforms;

  •
  replacing our competitors' PPV channels with our channels on both existing and new customer platforms;

  •
  transitioning cable MSO and DBS providers to less edited content standards;

  •
  improving the value proposition for customers such as including limited term internet access to our content for each PPV or VOD purchase;

  •
  improving the VOD user interfaces; and

  •
  increasing the advertising revenue we receive from our PPV channels.

Film Production Segment

        The Film Production segment has historically derived the majority of its revenue from two principal businesses: (1) the production and distribution of original motion pictures such as erotic thrillers, horror movies, and erotic, event styled content ("owned content"); and (2) the licensing of third party films in international and domestic markets where we act as a sales agent for the product ("repped content"). This segment also periodically provides contract film production services to certain major Hollywood studios ("producer-for-hire" arrangements). The film markets have been significantly impacted by the economic downturn and as a result, the Film Production segment's customers have been reducing their content budgets. These changes significantly impacted the Film Production segment operating results during the third quarter of fiscal year 2009. As a result, we made material revisions to the segment's internal forecasts and engaged a third party valuation firm to assist us in performing a goodwill and intangible asset impairment analysis. Based on the analysis, we determined that the goodwill associated with the Film Production segment was impaired. We recorded a $10.0 million goodwill impairment charge for the quarter ended December 31, 2008 associated with this analysis. We believe that it is reasonably possible that this segment will continue to experience pressure from the current unfavorable economic conditions which could cause the operating results to remain depressed or decline.

        We generate revenue by licensing our owned content for a one-time fee to premium TV services and through domestic and international distributors. Additionally, we leveraged our existing customer relationships with our Transactional TV segment customers and license the Film Production segment owned content to domestic and international cable MSO and DBS providers through revenue split arrangements that are structured in a similar manner to our Transactional TV segment agreements.

The revenue splits we receive from cable MSO and DBS providers for the Film Production segment content is higher than the revenue split we receive for our Transactional TV segment content primarily due to the more mainstream nature of the content. However, the retail price for our mainstream content is lower than our Transactional TV segment content, and our per-buy revenue is often the same as our Transactional TV segment.

        We also generate repped revenue through sales agency arrangements whereby we earn a sales commission and market fees by selling mainstream titles on behalf of film producers. The Film Production segment has several well established relationships with certain independent mainstream filmmakers and licenses the rights to these filmmakers' movies through its Lightning Entertainment Group. Although the revenue is not yet meaningful to the Film Production segment, we have recently begun distribution of repped content titles to domestic retail DVD markets through a distribution partner. We have also recently identified another opportunity to leverage our existing Transactional TV segment customer relationships and have begun VOD distribution of the mainstream repped content through several domestic cable MSOs. We are optimistic that the mainstream repped content retail DVD and VOD distribution revenue could become more meaningful in fiscal year 2010.

        Our Film Production segment also infrequently acts as a producer-for-hire for major Hollywood studios. Through these arrangements, we provide services and incur costs associated with the film production. Once the film has been delivered to the customer, we earn a fee for our services. Although we maintain no ownership rights for the produced content, we are responsible for the management and oversight of the production. Although we did not generate revenue in fiscal year 2009 from a producer-for-hire arrangement, we continue to pursue these opportunities and transactions and expect to generate revenue in fiscal year 2010 from such an arrangement.

        Our Film Production segment results experienced some seasonality prior to fiscal year 2009 because the sales team attends a large proportion of film trade shows just prior to and during the third fiscal quarter. In the 2008 and 2007 fiscal years, we executed contracts that represented material revenue for the segment at those tradeshows. We were able to subsequently deliver the related content for those contracts in the third fiscal quarter and as a result, our Film Production segment experienced higher revenue in that quarter. During the current fiscal year ended March 31, 2009, the Film Production segment's third fiscal quarter revenue was significantly lower than the prior year third quarter results. We believe the reduction in revenue is primarily due to the deterioration in the film markets.

        Film Production segment revenue during the current fiscal year as compared to the prior fiscal year experienced the following trends:

  •
  Owned content revenue declined we believe primarily due to unfavorable economic conditions within the film markets. We believe the unfavorable economic conditions caused current and potential customers to reduce or eliminate acquisitions of our content in an effort to reduce spending which resulted in the execution of fewer owned content deals. We believe there is a reasonable possibility that the film markets will continue to experience pressure from the unfavorable economic conditions which could cause the Film Production segment's revenue to remain depressed or decline.

  •
  Repped content revenue also declined we believe primarily due to the above mentioned unfavorable economic conditions. In addition to the negative impact the economic environment is having on revenue, we are also finding it more difficult to identify repped content that is higher quality and acceptable by our distributors because we believe producers are having difficulty obtaining financing for their productions due to contracted credit markets.

        When considering the future operating results of the Film Production segment, we believe the following challenges and risks could adversely impact this segment's operating results:

  •
  continuation of the unfavorable economic conditions and related reduction in our customers' acquisition budgets for our owned and repped content;

  •
  the identification and execution of owned content deals with premium movie channels could become less frequent;

  •
  adverse impacts to our business from a continued decline in discretionary consumer spending as a result of less favorable economic conditions;

  •
  declines in new and existing customer VOD buys of our erotic owned content due to a migration to other lower cost adult services such as the internet;

  •
  we are making larger producer advances and incurring more significant costs for repped content films with larger production budgets and we may be unable to recover these advances and costs through the future sale of the films; and

  •
  increased competition to our owned content from more explicit adult film offerings.

        The impact of these challenges and risks, and others that we may not have identified, could have a material adverse impact on our business. Nevertheless, we believe that we are well positioned to mitigate the impact of these risks and challenges. However, not all the risks and challenges can be managed by us because the ultimate outcome will be decided by other parties such as our customers.

        During fiscal year 2010 and in future periods, we will focus on improving the revenue we generate from this segment through the following strategic initiatives:

  •
  expanding the quantity of multi-series owned content deals with premium movie channels;

  •
  continuing the development of unique, original programming franchises;

  •
  improving the buy rates of VOD owned content on cable MSO and DBS platforms through the same methods utilized by our Transactional TV segment;

  •
  increasing investments in higher quality titles that we represent through Lightning Entertainment Group;

  •
  generating meaningful repped content revenue by distributing higher quality titles through the DVD retail market; and

  •
  generating meaningful repped content revenue by distributing higher quality titles through domestic cable MSOs.

Direct-to-Consumer Segment

        Our Direct-to-Consumer segment generates revenue primarily by selling memberships to our consumer websites. During fiscal year 2009, we experienced a decline in the Direct-to-Consumer segment revenue which we believe is due to a decline in consumer spending as a result of the unfavorable economic conditions as well as the availability of free and low-cost internet content. We recently launched a new version of our primary consumer website during fiscal year 2009 and are optimistic that the new primary website will result in improved performance during fiscal year 2010.

        The Direct-to-Consumer segment acquired certain intellectual property rights to an IPTV set-top box and other intangible assets in late fiscal year 2008 in an effort to expand the product lines that are delivered directly to consumers (rather than through an intermediary such as a cable or satellite operator). The intellectual property rights technology allows us to manufacture a device through which consumers can obtain content directly through the internet and view the content on television. Based primarily on (a) lower than expected subscriber additions for the IPTV test business model during the second half of fiscal year 2009, (b) the significant downturn in economic conditions and related reduction in consumer spending during the second half of fiscal year 2009, and (c) slower than expected development of new product lines, we have restructured the operations of these new product lines to reduce future costs. Although we will continue to operate the IPTV business model and other new Direct-to-Consumer product lines, we intend to materially change the nature of those operations and dedicate fewer resources towards marketing these products.

Corporate Administration Segment

        The Corporate Administration segment reflects all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer operating segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ, executive employee costs, and the SEC, investor relations and printing costs associated with our public filings and shareholder communications. Our focus for this operating segment is balancing cost containment with the need for administrative support for the growth of the Company. We focus on reducing costs within this segment and expect to continue those efforts into fiscal year 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates, and judgments that the Company uses in applying the accounting policies have a significant impact on the results that the Company reports in its financial statements. Some of the accounting policies require the Company to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. The Company bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company continuously evaluates its methods, estimates and judgments. The Company believes the following critical accounting policies reflect the more significant judgments, estimates and considerations used in the preparation of its consolidated financial statements:

  •
  the recognition of revenue;

  •
  the recognition and measurement of income tax expenses, assets and liabilities (including the measurement of uncertain tax positions and valuation of deferred tax assets);

  •
  the valuation of recoupable costs and producer advances;

  •
  the assessment of film costs and the forecast of anticipated revenue ("ultimate" revenue), which is used to amortize film costs;

  •
  the amortization methodology and valuation of prepaid distribution rights;

  •
  the valuation of goodwill, intangible and other long-lived assets; and

  •
  the valuation and recognition of share-based compensation.

        Each of these critical accounting policies is described in detail below.

Revenue Recognition

        The Company's revenue consists primarily of fees earned through the electronic distribution of its licensed and owned content through various media outlets including MSOs, DBS providers, the internet and wireless platforms, premium movie channels, and other available media channels. Revenue also consists of fees earned through the licensing of third-party content whereby the Company acts as a sales agent for the film producer. Revenue is recognized when persuasive evidence of an arrangement exists as is typically evidenced through an executed contract, the services have been rendered or delivery conditions as described in the related contract for the completed film have been satisfied, the license period related to Film Production segment arrangements has begun and the customer can begin exploitation of the content, the fee is fixed or determinable and its collection is reasonably assured. The process involved in evaluating the appropriateness of revenue recognition involves judgment including estimating monthly revenue based on historical data and determining collectability of fees.

Transactional TV Segment VOD and PPV Services

        The Transactional TV segment's VOD and PPV revenue are recognized based on buys and monthly subscriber counts reported each month by cable MSOs, DBS providers and hospitality providers. The actual monthly sales information is not typically reported to the Transactional TV segment until approximately 30 - 90 days after the month of service. This practice requires management to make monthly revenue estimates based on the Transactional TV segment's historical experience with each customer. The revenue may be subsequently adjusted to reflect the actual amount earned upon receipt of the monthly sales reports.

Transactional TV Segment Advertising

        Revenue from the advertising of products on the Company's PPV networks is recognized upon sale of the related advertised product, as reported by the Company's third party partners. Revenue from spot advertising is recognized in the month the spot is run on the Transactional TV segment's networks.

Transactional TV Segment C-Band Services

        The Company ceased its C-Band services offering during the third quarter of fiscal year 2008. Prior to removing this product offering, C-Band network services were sold through customer subscriptions that ranged from a one month period to a three month period. Revenue associated with these services was recognized on a straight-line basis over the term of the subscription.

Film Production Segment Owned Content Licensing

        Revenue from the licensing of owned content is recognized consistent with the provisions of Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films. In accordance with that provision, revenue is recognized when persuasive evidence of an arrangement exists as is typically evidenced through an executed contract, the delivery conditions of the completed film have been satisfied as required in the contract, the license period of the arrangement has begun, the fee is fixed or determinable and collection of the fees is reasonably assured. For agreements that involve the distribution of content to the home video market, PPV market and VOD market, the Company is unable to determine or reasonably estimate the fees earned from customers in advance of receiving the reported earnings because the market acceptance varies unpredictably by film and from period to period. As a result, the Company's share of licensing revenue from these arrangements is not recognized until the amounts are reported by the customers.

Film Production Segment Repped Content Licensing

        In accordance with the provisions of Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes revenue from represented film licensing activities on a net basis as an agent. The revenue recognized for these transactions represents only the sales agency fee earned by the Company on the total licensing fee. The producers' share of the licensing fee is recorded as a liability by the Company until the balance is remitted to the producer. The agreements entered into with the producers may also provide for a marketing fee that can be earned by the Company. The marketing fee is stated as a fixed amount and is earned by the Company as collections from film licensing fees are received. The Company recognizes marketing fees as revenue when the amounts become determinable and the collection of the fee is reasonably assured.

Direct-to-Consumer Segment Membership Fees

        Revenue from membership fees is recognized over the life of the membership. The Company records an allowance for refunds based on expected membership cancellations, credits and chargebacks.

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

        The Company is required to evaluate the likelihood that it will be able to recover its deferred tax assets. If the Company's evaluation determines that the recovery is unlikely, it would be required to increase the provision for taxes by recording a valuation allowance against the deferred tax assets equal to the amount that is not expected to be recoverable. The Company currently estimates that its deferred tax assets will be recoverable. If these estimates were to change and the Company's assessment indicated it would be unable to recover the deferred tax assets, the Company would be required to increase its income tax provision expense in the period of the change in estimate.

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

Recoupable Costs and Producer Advances

        Recoupable costs and producer advances represent amounts paid by the Company that are expected to be subsequently recouped through the collection of fees associated with the Company's licensing of repped content. In connection with the Film Production segment's repped content operations, the Company enters into sales agency agreements whereby the Company acts as a sales agent for a producer's film ("Sales Agency Agreements"). These Sales Agency Agreements typically include provisions whereby certain costs that are incurred for promotion related activities will be paid by the Company on behalf of the producer (such as movie trailer and ad material costs). The Company may also pay the producer an advance for the related film prior to the distribution of such film. As the Company subsequently licenses the producer's film and license fees are collected, the recoupable costs and producer advances are recovered by the Company through these license fee collections. License fees typically are not paid to the producer of the related film until such recoupable costs and producer advances have been fully recovered by the Company.

        The Company evaluates recoupable costs and producer advances for impairment on a quarterly basis based on estimates of future license fee collections. An impairment of these assets could occur if Company estimates indicated that it would be unable to collect fees from the licensing of a film sufficient to recover the related outstanding recoupable costs and producer advances. During each fiscal year ended March 31, 2009 and 2008, the Company incurred impairment charges related to recoupable costs and producer advances of $0.2 million. No material impairment charges were incurred during the fiscal year ended March 31, 2007. The impairment charges are recorded in the charge for restructuring and asset impairments other than goodwill line item within the consolidated statements of operations.

Film Costs

        The Company capitalizes its share of film costs in accordance with SOP 00-2. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of the films. Interest expense associated with film costs is not capitalized because the duration of productions is short-term in nature. Films are typically direct-to-television in nature. Film costs are stated at the lower of cost, less accumulated amortization, or fair value. Film costs are reviewed for impairment on a title-by-title basis each quarterly reporting period. The Company records an impairment charge when the fair value of the title is less than the unamortized cost. Examples of events or circumstances that could result in an impairment charge for film costs include (a) an unexpected less favorable film title or event performance on a MSO platform or (b) a downward adjustment in the estimated future performance of a film title or event due to an adverse change to the general business climate as was experienced during the third quarter of fiscal year 2009. Future adjustments associated with film cost valuations could have a material impact on the Company's financial position and results of operations in future periods.

        Capitalized film costs are recognized as an expense within cost of sales using the film forecast method. Under this method, capitalized film costs are expensed based on the proportion of the film's revenue recognized for such period relative to the film's estimated remaining ultimate revenue, not to exceed ten years. Ultimate revenue is the estimated total revenue expected to be recognized over a film's useful life. Ultimate revenue for new film titles and events is typically estimated using actual historical performance of comparable films that are similar in nature (such as production cost and genre). Film revenue associated with this method includes amounts from all sources on an individual-film-forecast-computation method, as defined by SOP 00-2. Estimates of ultimate revenue are reviewed quarterly and adjusted if appropriate, and amortization is also adjusted on a prospective basis for such a change in estimate. Changes in estimated ultimate revenue could be due to a variety of factors, including the proportional buy rates of the content as compared to competitive content as well as the level of market acceptance of the television product.

Prepaid Distribution Rights

        The Transactional TV segments' content library consists of film licensing agreements. The Company capitalizes the costs associated with the licenses as well as certain editing costs and amortizes these capitalized costs on a straight-line basis over the term of the licensing agreement (generally 5 years). Under the applicable accounting literature, costs associated with such license agreements should be amortized using a basis that is consistent with the manner in which the related film revenue is expected to be recognized. The Company amortizes the cost of prepaid distribution rights on a straight-line basis because each usage of the film is expected to generate similar revenue and the revenue for the films is expected to be recognized ratably over the related license term. The Company regularly reviews and evaluates the appropriateness of amortizing film costs on a straight-line basis as opposed to an alternative method of amortization such as an accelerated basis. Based on these analyses, the Company has determined that the amortization of the film library costs using a straight-line basis most accurately reflects the manner in which the revenue for the related films will be recognized.

        The Company periodically reviews the content library and assesses whether the unamortized cost approximates the fair market value of the libraries based on expected forecast results. In the event that the unamortized costs exceed the fair market value of the film libraries, the Company will expense the excess of the unamortized costs to reduce the carrying value to the fair market value.

Goodwill, Intangible and Long-lived Assets

        The Company records goodwill when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill not to be amortized but tested for impairment at the operating segment level on an annual basis (March 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include, but are not limited to, a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment in the determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using considerations of various valuation methodologies which could include income and market valuation approaches. The income approach involves discounting the reporting unit's projected free cash flow at its weighted average cost of capital, and the market approach considers comparable publicly traded company valuations and recent merger and acquisition valuations. The analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts; estimation of the long-term rate of growth; determination of the weighted average cost of capital; and other similar estimates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. The Company allocates goodwill to each operating segment based on the operating segment expected to benefit from the related acquisition and/or combination.

        As an overall test of the reasonableness of the estimated fair value of the reporting segments and consolidated Company, a reconciliation of the fair value estimates for the reporting segments to the Company's market capitalization was performed as of March 31, 2009. The reconciliation considered a reasonable control premium based on merger and acquisition transactions within the media and entertainment industry and other available information. Based on the reconciliation, the Company's fair value is in excess of its market capitalization and there is no indicator of additional goodwill impairment. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e. market capitalization), in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements.

        Other identifiable intangible assets subject to amortization primarily include amounts paid to acquire non-compete agreements with certain key executives, contractual and non-contractual customer relationships, intellectual property rights, patents and websites. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives which is typically five years. Intangible asset balances are removed from the gross asset and accumulated amortization amounts in the period in which they become fully amortized and are no longer in use.

        The Company continually reviews long-lived assets that are held and used and identifiable intangible assets that are subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In evaluating the fair value and future benefits of such assets, the Company considers whether the estimated undiscounted future net cash flows of the individual assets is less than the related assets' carrying value and if so, the Company records an impairment loss for the excess recorded carrying value of the asset as compared to its fair value.

Employee Equity Incentive Plans

        The Company has employee equity incentive plans, which are described more fully in Note 3—Employee Equity Incentive Plans. Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, the Company measures share-based compensation at the grant date based on the fair value of the award.

        Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost that the Company recognized beginning in fiscal year 2007 includes compensation cost for all equity incentive awards granted prior to but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the straight-line attribution method to recognize share-based compensation over the service period of the award.

        The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted. Volatility assumptions are derived using historical volatility data. The expected term data was stratified between officers and non-officers and determined using the weighted average exercise behavior for these two groups of employees. The dividend yield assumption is based on dividends declared by the Company's Board of Directors and estimates of dividends to be declared in the future. Share-based compensation expense is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and are stratified between officers and non-officers.

RESULTS OF OPERATIONS

Transactional TV Segment

        The following table sets forth certain financial information for the Transactional TV segment for each of the three fiscal years presented (amounts may not sum due to rounding):

	(In millions) Year Ended March 31,			Percent Change
	2009	2008(1)	2007(1)	'09 vs '08	'08 vs '07
Net revenue
VOD	$22.2	$18.9	$17.9	17%	6%
PPV	19.5	20.8	26.5	(6)%	(22)%
C-Band and other revenue	0.8	1.3	2.8	(38)%	(54)%

Total	42.6	41.0	47.2	4%	(13)%

Cost of sales	11.5	11.0	11.4	5%	(4)%

Gross profit	31.1	30.0	35.8	4%	(16)%

Gross profit %	73%	73%	76%

Operating expenses	9.5	8.6	8.0	10%	8%

Operating income	$21.6	$21.4	$27.8	1%	(23)%

(1)
The Company has reclassified certain prepaid distribution rights amortization from the Transactional TV segment to the Direct-to-Consumer segment to conform with the current year presentation.

Net Revenue

VOD

        Revenue from the largest MSO in the U.S. increased approximately $1.2 million during the year ended March 31, 2009 due to our improved content performance and from a related increase in the quantity of content available on the platform. Also contributing to the increase was an overall performance improvement on several of the other top ten largest cable MSOs in the U.S. Our improved content performance is primarily related to new content packages and recommended changes to our customers' menu positioning. The fiscal year 2009 results also included approximately $0.9 million of incremental international revenue. These increases in revenue were partially offset by a $0.7 million decline in revenue from the second largest cable MSO in the U.S. because the operator increased the retail price of content during fiscal year 2009 and since the economic downturn, we believe consumers are less willing to purchase content at the higher retail price.

        The fiscal year 2009 results included approximately $0.9 million in additional revenue associated with settling paid and unpaid historical amounts with a domestic MSO customer. Through our monthly review procedures, we had identified inconsistent past payment trends with the related MSO and subsequently participated in a joint research analysis with the MSO to resolve the historical issues. We subsequently entered into an arrangement based on the analysis and agreed that any historical billings and payments were resolved. The settlement of the outstanding balances completed the earning process for the net balance of $0.9 million and in the fourth quarter of fiscal 2009, we concurrently recognized the amount as domestic VOD revenue. We also made recommendations to the related MSO regarding process changes to prevent similar future reporting issues, and we believe the issues that gave rise to the adjustment are isolated to the related MSO and do not expect similar future material adjustments.

        VOD revenue within the Transactional TV segment increased during fiscal year 2008 as compared to 2007 as a result of an improvement in the performance of our content on the largest U.S. cable MSO related to modifications in the content combinations we provide on that platform.

PPV

        The decline in PPV revenue during the fiscal year ended March 31, 2009 was primarily due to a $1.7 million reduction in revenue from the second largest DBS provider in the U.S. due to an increase in the number of competitors on the platform and a reduction in consumer spending related to the economic downturn. Also contributing to the decline was lower revenue from other top ten largest cable MSOs in the U.S. also due to the economic downturn. We believe consumers that have historically purchased our content with discretionary income are reducing or eliminating their acquisition of our content or viewing adult content through less expensive alternatives such as the internet in response to the economic downturn. Partially offsetting the revenue decline was an increase in revenue of approximately $0.9 million from the addition of a new channel on the largest DBS platform in the U.S.

        PPV revenue declined during fiscal year 2008 as compared to 2007 as a result of $5.0 million of lower revenue from the second largest DBS provider in the U.S. following the renegotiation of our contract with that customer in the third quarter of fiscal year 2007. We receive a lower revenue split under the terms of the new contract. Concurrent with the renegotiation of this contract, two additional competitive channels were added to the same customer platform which also resulted in a decline in revenue. Revenue from the largest DBS platform in the U.S. was flat in fiscal year 2008 as compared to 2007. Although we added an additional channel to that platform during the third quarter of fiscal year 2008, the increase in revenue from the additional channel was offset by a reduction in the per-channel revenue we received on the platform. Our per-channel revenue declined primarily because competitive adult channels were added to the platform.

C-Band and Other Revenue

        The decline in C-Band and other revenue during the fiscal year ended March 31, 2009 was from lower C-Band revenue because we ceased offering these services during the third quarter of fiscal year 2008. C-Band and other revenue also declined during fiscal year 2008 as compared to 2007 due to customer conversions from C-Band "big dish" analog satellite systems to smaller digital DBS satellite systems, and because we ceased offering the C-Band service during the third quarter of fiscal year 2008. We ceased offering the C-Band service as a result of the continued deterioration in subscribers. We did not incur any material costs associated with removing this service offering.

Cost of Sales

        Our cost of sales primarily consists of expenses associated with our Digital Broadcast Center, satellite uplinking, satellite transponder leases, programming acquisitions, VOD transport, and amortization of content licenses. These costs also included in-house call center operations related to the C-Band services that we ceased offering during the third quarter of fiscal year 2008.

        Cost of sales increased during fiscal year 2009 due to (a) a $0.5 million increase in transport costs to support the increase in U.S. VOD distribution, (b) a $0.4 million increase in transponder costs to support additional PPV channel offerings, and (c) a $0.3 million increase in prepaid distribution amortization expense associated with licensing higher quality content to attract additional customer purchases. The increase in cost of sales was partially offset by a $0.5 million decline in costs related to the termination of the C-Band services and a reduction in employee expenses from cost reduction efforts.

        Cost of sales was lower during fiscal year 2008 as compared to 2007 due a $0.4 million decline in expenses related to the cancellation of the transponder service used to distribute our Plz network (formerly known as Pleasure) and a $0.2 million decline in expenses from ceasing to offer our C-Band service. The decline in costs was partially offset by an increase in VOD transport fees related to the execution of a less favorable amended contract with a transport provider in early fiscal year 2008.

Operating Expenses and Operating Income

        The increase in operating expenses during the fiscal year ended March 31, 2009 was due to higher advertising and promotion costs of approximately $1.1 million which were incurred in connection with efforts to increase domestic revenue. This increase in costs was partially offset by a $0.3 million reduction in expenses associated with equipment and tenant improvement disposition and impairment charges that were incurred in the prior fiscal year but did not recur in fiscal year 2009. Operating income for the fiscal years ended March 31, 2009 and 2008 was $21.6 million and $21.4 million, respectively.

        The increase in operating expenses during fiscal year 2008 as compared to 2007 was primarily due to (a) a $0.4 million increase in costs associated with promotion and marketing activities for new channel launches, (b) a $0.2 million loss for the early disposition of equipment used within our digital broadcast center, (c) the impact from writing off $0.1 million in tenant improvements associated with a prospective facility that proved inadequate for our requirements, and (d) a $0.3 million increase in employee related costs necessary to improve the segment's IT infrastructure. The increase in expenses was partially offset by a reduction in certain prior year advertising costs that were incurred in an effort to improve buy rates on distribution platforms. Operating income for the fiscal years ended March 31, 2008 and 2007 was $21.4 million and $27.8 million, respectively.

Film Production Segment

        The following table sets forth certain financial information for the Film Production segment for each of the three fiscal years presented (amounts in table may not sum due to rounding):

	(In millions) Year Ended March 31,			Percent Change
	2009	2008	2007	'09 vs '08	'08 vs '07
Net revenue
Owned content	$6.7	$8.1	$11.1	(17)%	(27)%
Repped content	1.3	2.0	2.1	(35)%	(5)%
Other revenue	0.5	2.9	0.5	(83)%	#

Total	8.6	13.1	13.7	(34)%	(4)%

Cost of sales	3.6	5.9	7.0	(39)%	(16)%

Gross profit	5.0	7.2	6.7	(31)%	7%

Gross profit %	58%	55%	49%

Operating expenses(1)	15.9	5.0	4.5	#	11%

Operating income (loss)	$(10.9)	$2.2	$2.2	#	0%

(1)
The fiscal year 2009 operating expenses include a $10.0 million goodwill impairment charge and a $1.1 million film cost impairment charge. The fiscal year 2008 operating expenses include a $0.7 million impairment charge for film costs and a net $0.2 million reversal of earn-out accrual expenses. These items are discussed in more detail below.

#
Represents an increase or decrease in excess of 100%.

Net Revenue

Owned Content

        The revenue decline experienced during the fiscal year ended March 31, 2009 as compared to fiscal year 2008 was due to (a) a $0.7 million decline in revenue from a large PPV aggregator that no longer distributes our content, (b) a $0.4 million decline in revenue from the largest DBS provider in the U.S. because our content was moved to a more competitive location within that provider's electronic programming guide, (c) a $0.4 million decline in certain horror film revenue generated through an arrangement with a mainstream film distributor due to less favorable film performance, and (d) a general decline in revenue believed to be due to unfavorable economic conditions in the film markets during the second half of the current fiscal year. We believe the unfavorable economic conditions caused potential customers to reduce or eliminate acquisitions of our content in an effort to reduce spending which resulted in the execution of fewer owned content deals. We believe there is a reasonable possibility that the film markets will continue to experience unfavorable economic conditions which could cause the Film Production segment's revenue to remain depressed or decline. The decline in owned content revenue during the current fiscal year was partially offset by a $0.5 million increase in revenue from new VOD distribution on U.S. cable platforms.

        The decrease in owned content revenue during fiscal year 2008 as compared to 2007 was primarily due to a decline in the number of large customer agreements that were executed during fiscal year 2008. Revenue also declined approximately $1.2 million during fiscal year 2008 due to lower revenue from a large PPV aggregator and approximately $1.1 million due to lower revenue from the largest DBS platform in the U.S. due to an unfavorable change in the license fee structure with that customer and from a change in the placement of our content on that platform's electronic platform guide. These declines in revenue were partially offset by an increase in VOD revenue of approximately $1.4 million from our distribution of content on six major U.S. cable platforms.

Repped Content

        Repped content revenue includes revenue from the licensing of film titles that we represent (but do not own) under domestic and international sales agency relationships with various independent film producers. The decline in repped content revenue during fiscal year 2009 as compared to fiscal year 2008 is believed to be due to the impact of unfavorable economic conditions on the independent film market consistent with the conditions described above within the owned content revenue discussion. The revenue from our repped content was flat during fiscal year 2008 as compared to 2007.

Other Revenue

        Other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors. Other revenue declined in fiscal year 2009 as compared to 2008 because we did not generate revenue from a producer-for-hire arrangement during the current fiscal year. The increase in other revenue during fiscal year 2008 as compared to 2007 is due to our completion of a producer-for-hire arrangement with a major Hollywood studio during that fiscal year. We will pursue producer-for-hire opportunities in the future and expect to complete a producer-for-hire production in fiscal year 2010.

Cost of Sales

        Our cost of sales is primarily comprised of the amortization of our owned content film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services. There is no significant cost of sales related to the repped content services.

        The decline in cost of sales during fiscal year 2009 as compared to the prior fiscal year was primarily due to (a) a $2.1 million decline in costs related to a producer-for-hire deal that occurred during the prior fiscal year but did not recur during the current fiscal year, and (b) a decline in film cost amortization related to the decline in owned content revenue. Film cost amortization as a percentage of the related owned content revenue during the fiscal years ended March 31, 2009 and 2008 was 39% and 34%, respectively.

        The decline in cost of sales during fiscal year 2008 was primarily related a $3.2 million reduction in film cost amortization associated with the decline in owned content revenue and from the monetization of films that were produced after the acquisition of this segment in 2006. Films that were produced prior to the MRG acquisition typically have a higher cost of sales because they were recorded at fair value when we acquired MRG. Also contributing to the decline in film cost amortization was the delivery of older titles whose film costs had been fully amortized in prior periods. Film cost amortization as a percentage of the related owned content revenue for fiscal year 2008 and 2007 was 34% and 55%, respectively. The decrease in costs was partially offset by an increase in cost of sales from expenses realized in connection with the completion of a producer-for-hire arrangement.

Operating Expenses and Operating Income (Loss)

        Operating expenses increased during the fiscal year ended March 31, 2009 as compared to the prior fiscal year primarily due to (a) a $10.0 million goodwill impairment charge, and (b) a $1.1 million impairment charge for certain owned content film and event costs. An additional discussion of the goodwill and film cost impairment charges is provided below. The fiscal year ended March 31, 2008 operating expenses included a $0.7 million charge incurred to impair the value of two film event costs which was partially offset by the reversal of $0.2 million in net earn-out accrual expenses that had been previously accrued but were reversed because the former principals of MRG did not achieve the required performance targets. The Film Production segment incurred approximately $0.2 million of impairment charges for certain recoupable costs and producer advances that were determined to be unrecoupable in each of the fiscal years ended March 31, 2009 and 2008. The Film Production segment's operating loss was $10.9 million for the fiscal year ended March 31, 2009 as compared to operating income of $2.2 million during the fiscal year ended March 31, 2008.

        Operating expenses increased in fiscal year 2008 primarily as a result of a $0.7 million impairment charge incurred for two owned content film events. See additional discussion of the film cost impairment charges below. Operating expenses were also higher during fiscal year 2008 due to (a) a $0.2 million recoupable costs and producer advances impairment charge recorded for repped content costs that were determined to be unrecoupable, (b) a $0.2 million bad debt write-off related to an uncollectible customer account, and (c) a $0.1 million increase in trade show exhibition costs. The increase in operating expenses was partially offset by a $0.9 million decrease in costs associated with an earn-out that was incurred in fiscal year 2007 but did not recur in fiscal year 2008 because certain performance targets were not achieved in fiscal year 2008. Operating income in each of the fiscal years ended March 31, 2008 and 2007 was $2.2 million.

Goodwill and Film Cost Impairment Charge

        During the third quarter of fiscal year 2009, we determined that continued adverse changes in the business climate and material revisions to the Film Production segment's internal forecasts based on lower than expected revenue for the third quarter of fiscal year 2009 were events that could indicate that the fair value of the reporting unit was less than its carrying amount. In accordance with SFAS No. 142, the Company therefore determined an impairment test as of December 31, 2008 was appropriate and engaged an independent firm to assist in performing the impairment test. The income and market valuation approaches were considered in determining the estimated fair value of the Film Production segment. The income approach involves discounting the reporting unit's projected free cash flow at its weighted average cost of capital. For the market approach, we considered comparable publicly traded company valuations and recent merger and acquisition valuations. Using these methods, we determined that the estimated fair value of the Film Production segment was less than its carrying value at December 31, 2008. As required under SFAS No. 142, we then performed additional analysis to estimate the implied fair value of goodwill. We determined the implied fair value of the goodwill by first allocating the estimated fair value of the Film Production segment to the tangible and identifiable intangible assets and liabilities of the operating segment. The excess of the estimated fair value over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Based on this analysis, we recorded a non-cash goodwill impairment charge of $10.0 million to reduce the Film Production segment's goodwill from $14.9 million to the implied fair value of goodwill of $4.9 million. The goodwill impairment was primarily due to significantly lower than expected performance of the Film Production segment during the quarter ended December 31, 2008 and a subsequent significant downward revision to the segment's three year internal forecasts. The decline in performance and estimated future internal forecasts is due to the previously discussed general deterioration in the film production and distribution markets.

        We also recorded a non-cash impairment expense during fiscal year 2009 of approximately $1.1 million associated with several Film Production segment owned content films and events. During the third quarter of fiscal year 2009 and as part of our process to continually assess the expected performance of owned content, we determined that downward adjustments to the estimated performance of films and events should be recorded as a result of adverse changes to the business climate as discussed above. As a result, we recorded an impairment charge of approximately $1.1 million representing the difference in the unamortized film costs and the estimated fair value of the films and events. This difference was recorded as an asset impairment charge within the Film Production segment's operating expenses.

        During the third quarter of fiscal year 2008, we recorded a non-cash impairment expense of approximately $0.7 million associated with two Film Production segment owned content events. The events were originally valued when we acquired MRG in 2006. During the quarter ended December 31, 2007, we obtained initial revenue data that indicated the actual performance of the events would not meet the original estimates that were established when we acquired MRG. As a result, we lowered our estimate of the expected future benefits to be derived from these events and recorded an impairment charge of approximately $0.7 million representing the difference in the unamortized film costs and the estimated fair value of the events.

Direct-to-Consumer Segment

        The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the three fiscal years presented (amounts in table may not sum due to rounding):

	(In millions) Year Ended March 31,			Percent Change
	2009(3)	2008(2)	2007(1),(2)	'09 vs '08	'08 vs '07
Net revenue
Net membership	$1.3	$1.4	$1.9	(7)%	(26)%
Other revenue	0.2	0.4	0.4	(50)%	0%

Total	1.5	1.8	2.3	(17)%	(22)%

Cost of sales	2.0	0.8	1.2	#	(33)%

Gross profit	(0.5)	1.0	1.1	#	(9)%

Gross profit %	^	56%	48%

Operating expenses	3.3	1.2	2.0	#	(40)%

Operating loss	$(3.8)	$(0.2)	$(0.9)	#	78%

(1)
The fiscal year 2007 operating expenses include a $0.4 million impairment charge for the write-off of certain licensed content and a $0.1 million impairment charge related to the write-off of certain distribution software.

(2)
The Company has reclassified certain prepaid distribution rights amortization from the Transactional TV segment to the Direct-to-Consumer segment to conform with the current year presentation.

(3)
The fiscal year 2009 operating expenses include a $0.2 million restructuring charge associated with certain consultant contract early terminations and a $0.9 million impairment charge for intangible assets.

#
Represents an increase or decrease in excess of 100%.

^
Information is not meaningful.

Net Revenue

Net Membership

        Net membership revenue during the fiscal year ended March 31, 2009 was consistent with fiscal year 2008. Net membership revenue declined during fiscal year 2008 as compared to 2007 as a result of fewer new memberships because our resources were dedicated to rebuilding our consumer websites and as a result, our marketing efforts were not as robust.

Other Revenue

        Other revenue primarily relates to the sale of content to other webmasters, the distribution of our website to the LodgeNet Entertainment Corporation customer base, and revenue from the distribution of our content through wireless platforms. Other revenue declined during fiscal year 2009 as compared to 2008 we believe primarily because of the general economic downturn and a related reduction in spending by our customers. Other revenue was flat during fiscal year 2008 as compared to 2007.

Cost of Sales

        Cost of sales primarily consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content and depreciation of assets. These costs also include expenses incurred in connection with our test IPTV business model and other new product initiatives which primarily include employee, depreciation, amortization and travel costs.

        The Direct-to-Consumer segment's cost of sales increased during fiscal year 2009 as compared to the prior fiscal year due to additional costs incurred for the test IPTV business model.

        The Direct-to-Consumer segment's cost of sales declined by $0.4 million in fiscal year 2008 as compared to the prior fiscal year due to a $0.2 million reduction in wireless distribution expenses because we reduced the resources dedicated to wireless activities. Also contributing to the decline was lower amortization expense associated with the write-off of a licensed content library during the third quarter of fiscal year 2007.

Operating Expenses and Operating Loss

        Operating expenses increased to $3.3 million during fiscal year 2009 as compared to $1.2 million in the prior fiscal year due to the following: (a) $0.9 million in intangible asset impairment charges, (b) $0.2 million in restructuring charges associated with the early termination of certain consulting contracts, (c) $0.2 million in expenses associated with settling an outstanding claim with a vendor, and (d) an increase in operating costs associated with the set-top box initiative. See additional discussion of the intangible assets and restructuring charges below. We incurred an operating loss of $3.8 million and $0.2 million during the fiscal years ended March 31, 2009 and 2008, respectively.

        Operating expenses declined in fiscal year 2008 as compared to 2007 from a $0.6 million reduction in employee costs related to wireless activities. Operating expenses were also lower because fiscal year 2007 amounts included a $0.4 million licensed content impairment expense and a $0.1 million asset impairment expense for certain distribution software. These impairment charges did not recur in fiscal year 2008. The declines in operating expenses were partially offset by a $0.4 million increase in costs from our efforts to update and improve our consumer websites and from additional employee costs associated with efforts to establish the test IPTV business model. We incurred operating losses during the fiscal years ended March 31, 2008 and 2007 of $0.2 million and $0.9 million, respectively.

Intangible Assets and Restructuring Charges

        The Direct-to-Consumer segment acquired certain intellectual property rights to an IPTV set-top box and other intangible assets in late fiscal year 2008 in an effort to expand the product lines that are delivered directly to consumers. The intellectual property rights technology allows us to manufacture a device through which consumers can obtain content directly through the internet and view the content on television. Based primarily on (a) lower than expected subscriber additions for the IPTV test business model during the second half of fiscal year 2009, (b) the significant downturn in economic conditions and related reduction in consumer spending during the second half of fiscal year 2009, and (c) slower than expected development of new product lines, we have restructured the Direct-to-Consumer segment operations as it relates to these new product lines. Although we will continue to operate the IPTV business model and other new Direct-to-Consumer product lines, we intend to materially change the nature of those operations and dedicate fewer resources towards marketing and generating revenue for these products. Based on these events and our analysis of the future expected benefits to be derived from these assets, we determined that certain intangible assets associated with the related new product lines were impaired and recorded a $0.9 million non-cash intangible asset impairment charge. Additionally, several contracts were cancelled prior to the end of the related term in connection with the restructuring and as a result, we incurred an early contract termination fee of approximately $0.2 million which was paid in April 2009. We do not expect to incur additional costs or cash outlays associated with this restructuring in the future.

Corporate Administration

        The following table sets forth certain financial information for the Corporate Administration segment for each of the three fiscal years presented:

	(In millions) Year Ended March 31,			Percent Change
	2009	2008	2007	'09 vs '08	'08 vs '07
Operating expenses	$9.9	$10.4	$9.9	(5)%	5%

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

        Corporate administration expenses were lower in fiscal year 2009 primarily due to a $0.5 million decline in employee costs primarily related to a reduction in executive bonus accruals and from lower legal and human resource costs of $0.2 million related to organizational improvements. The reduction in costs was partially offset by an increase in third party advisor fees of approximately $0.1 million and higher stock option expenses from grants that occurred during the first quarter of fiscal year 2009.

        Corporate administration costs increased in fiscal year 2008 due to an increase in employee costs of approximately $0.8 million which included additional expenses primarily for a sales executive whose function is to sell products across all segments (these employee costs were previously associated with the wireless activities within the Direct-to-Consumer segment) and an increase in costs associated with the hiring of a chief technology and information officer in February 2007. These increases were partially offset by a $0.4 million decrease in external legal fees and a decline in bonus accruals.

LIQUIDITY AND CAPITAL RESOURCES

        Our current priorities for the use of our cash are:

  •
  investments in processes intended to improve the quality and marketability of our products;

  •
  funding our operating and capital requirements; and

  •
  funding, from time to time, opportunities to enhance shareholder value, whether in the form of repurchase of shares of our common stock, cash dividends or other strategic transactions, although we do not currently have foreseeable plans to participate in such opportunities.

        We anticipate that our existing cash and investments and cash flows from operations will be sufficient in the next fiscal year to satisfy our operating requirements. We also anticipate that we will be able to fund our estimated outlay for capital expenditures, new content licensing, film production costs and other related purchases that may occur in fiscal year 2010 through our available existing cash and investments, our expected cash flows from operations during the next fiscal year and available borrowing facilities.

        Our line of credit matures in July 2009. Although we have no current indication that the related bank will not extend the term of our line of credit, the recent deterioration in the credit markets could result in our inability to extend the term of the line of credit. Further, the financial institution that provided us with the line of credit recently announced that they will be selling their banking division that provides us with the line of credit to another financial institution. Although we have no indication that the pending sale will impact our ability to draw down on our line of credit or result in our inability to extend the term of that line of credit beyond July 2009, it is possible that either of these events could occur. As of March 31, 2009, there is a $4.0 million outstanding balance under the existing line of credit. We have approximately $16.1 million of available cash and investments as of March 31, 2009. We believe that if (a) we are unable to draw down additional funds through our line of credit, (b) we were required to pay down the existing line of credit or (c) we were unable to extend the term of the line of credit beyond July 2009, we could sufficiently satisfy our operating requirements for at least the next twelve months utilizing our available cash, investments and estimated cash generated through operations in fiscal year 2010.

Cash Flows from Operating Activities and Investing Activities:

        Our cash flows from operating and investing activities for each of the three fiscal years presented are as follows (amounts in table may not sum due to rounding):

	(In millions) Year Ended March 31,
	2009	2008	2007
Net cash provided by operating activities	$8.5	$8.2	$18.9

Cash flows from investing activities:
Payment for business acquisitions, net of cash acquired	—	—	(0.0)
Purchase of marketable securities	(2.0)	(2.8)	(26.3)
Redemption of marketable securities	2.8	11.2	27.8
Purchases of equipment and furniture	(2.7)	(2.1)	(1.8)
Purchase of intangible assets	(0.8)	(0.4)	—
Payment of related party note arising from business acquisition	(0.0)	(0.6)	(0.6)

Net cash provided by (used in) investing activities	$(2.7)	$5.3	$(0.9)

Cash flows from operating activities

        The changes in cash flows from operating activities during fiscal year 2009 compared to the prior fiscal year primarily reflect the following:

  •
  a $5.3 million increase in cash flows from improved efficiencies related to the collection of accounts receivable in our Transactional TV and Film Production segments;

  •
  a $1.3 million increase in cash flows from the decline in owned content creation within the Film Production segment;

  •
  a $0.9 million increase in cash flows arising primarily from lower employee bonus payments made during the first quarter of fiscal year 2009 as compared to the same prior year quarter;

  •
  a $1.4 million decline in cash flows from recoupable costs incurred to obtain higher quality repped content to support existing repped content sales and our new initiatives to distribute repped content through retail DVD and VOD markets; and

  •
  a decline in cash flows primarily associated with unfavorable performance within the Film Production segment and additional spending to support the Direct-to-Consumer segment's set-top box initiative.

        Cash flows from operating activities during fiscal year 2009 were significantly higher as compared to the operating loss incurred in fiscal year 2009 as a result of non-cash goodwill, intangible and other asset impairment charges. If the economic environment worsens, it is reasonably possible that we may be required to incur similar non-cash impairment charges in the future.

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

Cash flows from investing activities

        Cash used in investing activities was $2.7 million during fiscal year 2009. We received approximately $0.8 million of cash from net redemptions of marketable securities. Approximately $2.7 million of cash was used for capital expenditures primarily to acquire additional electronic storage equipment for our Transactional TV segment and to upgrade certain administrative hardware and software, such as our financial reporting system. We also used approximately $0.8 million to purchase intangible assets within our Direct-to-Consumer segment. We expect cash used for capital expenditures and intangible asset purchases to be lower in fiscal year 2010 and will primarily consist of purchases necessary to retain our current infrastructure service level and support the international distribution growth within the Transactional TV segment.

        The increase in cash provided by investing activities during fiscal year 2008 is primarily related to the net $8.4 million of cash received from the redemption of marketable securities. This cash was primarily used to pay quarterly shareholder dividends and for the purchase of approximately 621,000 shares of common stock at an average price of $6.24 per share through our stock repurchase program as reflected in the financing activities section of the consolidated statements of cash flows discussed below. Capital expenditures of $2.1 million primarily relate to purchases of servers and editing equipment to maintain our Digital Broadcast Center and computers, and we paid $0.4 million primarily related to our purchase of the intellectual property rights of for the IPTV set-top boxes. The related party note payable disbursements during each period presented were paid to the former principals of MRG from whom we acquired the Film Production segment.

        Net cash used in investing activities was $0.9 million in fiscal year 2007. Cash disbursements in fiscal year 2007 primarily included capital expenditures for the purchase of editing equipment, computers, servers, software, encryption equipment for new cable launches, a storage area network system, and an archival storage system. These cash disbursements were partially offset by cash receipts associated with the net redemption of $1.5 million of marketable securities.

Cash Flows from Financing Activities:

        Our cash flows from financing activities for each of the three fiscal years presented are as follows (amounts in table may not sum due to rounding):

	(In millions) Year Ended March 31,
	2009	2008	2007
Cash flows from financing activities:
Purchases of common stock	$(9.1)	$(3.9)	$(2.2)
Payment of dividends	(3.0)	(9.0)	(14.6)
Proceeds from line of credit	4.0	—	—
Proceeds from stock option and warrant exercises	—	0.5	2.8
Excess tax (shortfall) benefit from option/warrant exercises	—	(0.1)	0.8

Net cash used in financing activities	$(8.0)	$(12.5)	$(13.2)

        Net cash used in financing activities during fiscal year 2009 includes $9.1 million for the purchase of approximately 4.3 million shares of our common stock and $3.0 million in payments for cash dividends that were declared in the fourth quarter of fiscal year 2008 and paid in the first quarter of fiscal year 2009. We borrowed $4.0 million from our line of credit to support our working capital needs.

        Net cash used in financing activities during fiscal year 2008 reflects $9.0 million in payments for quarterly cash dividends and $3.9 million for the purchase of approximately 0.6 million shares of common stock through our stock repurchase plan. This use of cash was slightly offset by $0.5 million in proceeds from the exercise of stock options. The excess tax (shortfall) benefit relates to the tax deductions that we received upon exercise of an option by an employee or non-employee director in excess of those anticipated at the time of the option grant, and amounts were immaterial in fiscal year 2008.

        Net cash used in financing activities during fiscal year 2007 primarily includes the payment of a special dividend in the amount of $0.60 per share, or $14.6 million, in February 2007. We also used $2.2 million of cash to repurchase approximately 0.3 million shares of our common stock during the quarter ended September 30, 2006 at an average price of $8.64 per share. These cash disbursements were partially offset by $2.8 million in proceeds from the exercise of stock options during the fiscal year and an excess tax benefit of $0.8 million related to tax deductions we received upon the exercise of options by employees and non-employee directors.

Stock Repurchase and Cash Dividends

        In June 2008, our Board of Directors extended a share repurchase plan allowing for the repurchase of approximately 1.1 million shares of common stock through June 2010. During the six month period ended September 30, 2008, we substantially completed the share repurchase plan and repurchased approximately 1.1 million shares for a total purchase price of approximately $4.3 million.

        On November 14, 2008, we entered into a Stock Purchase Agreement pursuant to which a shareholder agreed to sell and we agreed to purchase approximately 2.6 million shares of our common stock for a cash purchase price of $1.55 per share or an aggregate purchase price for all of the shares of approximately $4.1 million. We funded the acquisition of the shares with available cash.

        On March 11, 2009, we purchased through one broker in an unsolicited single block trade approximately 0.5 million shares of our common stock for a cash purchase price of $1.30 per share, or an aggregate purchase price for all of the shares of approximately $0.7 million. The acquisition was funded with available cash. The acquisition was approved by our Board of Directors and was effected in a manner intended to comply with the safe harbor provisions provided by Rule 10b-18 under the Securities Exchange Act of 1934.

        On December 7, 2006, our Board of Directors declared a special dividend of $0.60 per share. We paid this dividend in February 2007 to shareholders of record on January 15, 2007. During each of the quarters in fiscal year 2008, our Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock. We paid approximately $9.0 million in cash dividends through March 31, 2008. Additionally, as of March 31, 2008, we had a dividend payable of $3.0 million that was subsequently paid in April 2008. The Board of Directors did not declare a quarterly dividend during fiscal year 2009, and the payment of future quarterly dividends is at the discretion of the Board of Directors.

        Although we are under no obligation and currently have no plans to effect any further stock repurchases or dividends, we may seek to make additional repurchases from time to time as market conditions warrant, through open market purchases, negotiated transactions, or in such other manner as may be deemed appropriate by us and our Board of Directors. Additionally, we will also continue to evaluate other available methods to enhance shareholder value, whether in the form of cash dividends or otherwise.

Borrowing Arrangements

        In July 2008, we obtained a $9.0 million line of credit from a third-party financial institution. Amounts borrowed under the line of credit can be used to support our short-term working capital needs. The line of credit is secured by our trade accounts receivable and will mature in July 2009. Per the contractual loan agreement, borrowings under the line of credit are based on the greater of the current prime rate less 0.13% or 5.75%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and we were in compliance with the covenants at March 31, 2009. We made borrowings under the line of credit during the third quarter of fiscal year 2009 to support our working capital needs, and the outstanding balance as of March 31, 2009 was $4.0 million.

Commitments and Contingencies

Contractual Cash Obligations

        The following table reflects our contractual cash obligations as of March 31, 2009 for each of the fiscal year time periods specified (amounts may not sum due to rounding):

	Payments Due by Period (in millions):
Contractual Obligations	Total	2010	2011-2012	2013-2014	2015 and thereafter
Operating lease obligations	$6.0	$2.1	$2.9	$1.0	$—
Vendor obligations	13.1	4.5	3.0	2.1	3.5
Line of credit	4.0	4.0	—	—	—
Employment contract obligations	7.9	4.6	3.3	—	—

Total	$31.0	$15.2	$9.2	$3.1	$3.5

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

        We maintain non-cancelable leases for office space and equipment under various operating leases. The leases for office space expire through November 2013 and contain annual Consumer Price Index escalation clauses. Our Transactional TV segment has entered into direct lease agreements that expire through December 2010 with an unrelated party for the use of transponders to broadcast its channels on satellites. As the lessee of transponders under the transponder agreements, we are subject to arbitrary refusal of service by the service provider if that service provider determines that the content being transmitted by us is harmful to the service provider's name or business. Any such service disruption would substantially and adversely affect the financial position and results of operations. We also bear the risk that the access of their networks to transponders may be restricted or denied if a governmental authority commences an investigation concerning the content of the transmissions. Additionally, cable operators may be reluctant to carry less edited or partially edited adult programming on their systems. If either of the above scenarios occurred, it could adversely affect our financial position and results of operations. We had no equipment under capital lease at March 31, 2009 or 2008.

        From time to time, we enter into arrangements with movie studios to acquire license rights for a fixed and/or minimum quantity of movies over various purchase periods as defined by the agreements. Additionally, we are party to certain uplinking, transport and marketing services that contractually obligate us to receive services over specified terms as per these arrangements. We are also obligated to make future payments associated with our purchase of intellectual property and patent rights. These contractual obligations are reflected in the above table as vendor obligations.

        We have recorded long-term income taxes payable of $0.2 million for uncertain tax positions, reduced by the associated federal deduction for state taxes. We are unable to reliably estimate the timing of future payments, if any, related to these uncertain tax positions. Therefore, the amounts have been excluded from the above table.

Uncertain Tax Positions

        In accordance with FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, we had total unrecognized tax benefits of approximately $0.2 million at March 31, 2009 that are not expected to be settled within one year and have been classified within long-term taxes payable. If we were to prevail or the uncertainties were settled in our favor for all uncertain tax positions, the net effect is estimated to be a benefit to tax expense of approximately $0.2 million. As of March 31, 2009, we had accrued immaterial amounts of interest expense related to uncertain tax position liabilities.

        During fiscal year 2009, the statute of limitations expired on approximately $1.6 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in the current portion of taxes payable. This reversal of the uncertain tax positions resulted in a $0.4 million reduction in our current period tax expense and a $0.4 million reversal of related interest expense. Approximately $1.1 million of the reversal of the uncertain tax position liabilities was recorded as an increase to additional paid-in capital because the amount was originally recorded as a reduction of additional paid-in capital and had no impact on income tax expense.

        The aggregate change in the balance of the unrecognized tax benefits during fiscal year 2009 was as follows (in thousands):

Beginning balance at April 1, 2008	$1,838
Expiration of statute of limitations in the current year	(1,598)
Other	2

Ending balance at March 31, 2009	$242

        We file U.S. federal and state income tax returns. During fiscal year 2009, we concluded an audit by the Internal Revenue Service ("IRS") for the fiscal year 2007 tax year, and the IRS proposed no changes to the fiscal year 2007 tax return in connection with the audit. With few exceptions, we are no longer subject to examination of our federal and state income tax returns for years prior to fiscal years 2005 and 2000, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Recently Issued Accounting Pronouncements in Note 1—Organization and Summary of Significant Accounting Policies within the Company's Financial Statements and Supplementary Data commencing on page F-2 herein.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market Risk.    The Company's exposure to market risk is principally confined to cash in bank accounts, money market accounts and certificates of deposit, which have short maturities and, therefore, minimal and immaterial market risk.

        Interest Rate Sensitivity.    Changes in interest rates could impact our anticipated interest income on cash, cash equivalents and marketable securities. An adverse change in interest rates in effect at March 31, 2009 would not have a material impact on the fair value of the marketable securities or the Company's net loss or cash flows.

        Changes in interest rates could also impact the amount of interest we pay on borrowings under our line of credit. A 10% adverse change in the interest rates on borrowings under our line of credit would not have a material impact on the Company's interest expense.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Based on management's evaluation (with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO")), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Management assessed our internal control over financial reporting as of March 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Inherent Limitations on Effectiveness of Controls

        Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

  New Frontier Media, Inc. and Subsidiaries

        We have audited New Frontier Media, Inc. (a Colorado corporation) and Subsidiaries' internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). New Frontier Media, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on New Frontier Media, Inc. and Subsidiaries' internal control over financial reporting based on our audit.

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

        In our opinion, New Frontier Media, Inc. and Subsidiaries maintained, in all material respect, effective internal control over financial reporting as of March 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of New Frontier Media, Inc. and Subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2009 and our report dated June 5, 2009 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Denver, Colorado
June 5, 2009

ITEM 9B.    OTHER INFORMATION.

        None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Incorporated by reference to "Information about the Nominees" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 24, 2009.

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

ITEM 11.    EXECUTIVE COMPENSATION.

        Incorporated by reference to "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Grants of Plan-Based Awards," "Outstanding Equity Awards at 2009 Fiscal Year-End," "Option Exercises and Stock Vested in Fiscal 2009," "Potential Payments Upon Termination" and "Non-management Directors' Compensation for Fiscal 2009" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 24, 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 24, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        Incorporated by reference to "Certain Relationships and Related Transactions" and "Director Independence" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 24, 2009.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        Incorporated by reference to "Audit Fees and All Other Fees" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 24, 2009.

 PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        The following documents are filed as part of this report:

1)    FINANCIAL STATEMENTS

        The financial statements listed in the Table of Contents to Consolidated Financial Statements are filed as part of this report.

2)    FINANCIAL STATEMENT SCHEDULES

        All schedules have been included in the Consolidated Financial Statements, Notes thereto, or Supplemental Information Schedules.

3)    EXHIBITS

Exhibit No.	Exhibit Description
3.01	Amended and Restated Articles of Incorporation of the Company(1)

3.02	Amended and Restated Bylaws of the Company(2)

4.01	Form of Common Stock Certificate(3)

4.02	Amended and Restated Rights Agreement between New Frontier Media, Inc. and Corporate Stock Transfer, Inc., as rights agent(4)

4.03	Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, together with the related Rights Certificate, included as Appendices A and B to the Rights Agreement incorporated by reference herein as Exhibit 4.02

10.01	Lease Agreement for premises at 5435 Airport Boulevard, Boulder CO(5)

10.02	Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(6)

10.03	Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(6)

10.04	Amendment Number One to Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(6)

10.05	License Agreement between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc.(6)

10.06	Amendment Number Two to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(7)

10.07	Amendment Number One to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(8)

10.08	Amendment Number Four to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(9)

10.09	Office Lease Agreement between New Frontier Media, Inc. and Northview Properties, LLC(9)

Exhibit No.		Exhibit Description

10.10		Lease Modification Agreement between New Frontier Media, Inc. and LakeCentre Plaza Limited, LLLP(9)

10.11		Catalog License Agreement between Pleasure Productions, Inc. and Colorado Satellite Broadcasting, Inc.(9)

10.12		Telecommunications Services Agreement between WilTel Communications, LLC and Colorado Satellite Broadcasting, Inc.(10)

10.13		Amendment No. 3 to Contract Number T70112100 between Colorado Satellite Broadcasting, Inc. and Intelsat USA Sales Corp.(11)

10.14	#	Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation(12)

10.15	*	Summary of Director Compensation Arrangements(2)

10.16	*	1998 Incentive Stock Plan(13)

10.17	*	1999 Incentive Stock Plan(14)

10.18	*	Millennium Incentive Stock Option Plan(15)

10.19	*	2001 Incentive Stock Plan(16)

10.20	*	2007 Stock Incentive Plan(17)

10.21	*	Form of Award Agreements under 2007 Stock Incentive Plan(18)

10.22	*	Amended and Restated Independent Contractor Agreement, dated November 7, 2007, between New Frontier Media, Inc. and Matthew Pullam(19)

10.23	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Michael Weiner(2)

10.24	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Grant Williams(2)

10.25	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ira Bahr(2)

10.26	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ken Boenish(2)

10.27	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Marc Callipari(2)

10.28	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Scott Piper(2)

10.29	#	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DirecTV, Inc.(19)

10.30		Business Loan Agreement, as supplemented (including related Promissory Note and Commercial Security Agreement), dated July 1, 2008 between New Frontier Media, Inc. and First Community Bank(20)

10.31		Stock Purchase Agreement, dated and effective as of November 13, 2008, by and between New Frontier Media, Inc. and Steel Partners II, L.P.(21)

Exhibit No.		Exhibit Description

10.32	##	Affiliation Agreement, dated January 1, 2000 and as amended to date, between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P.

10.33	##	Video On Demand License Agreement, dated March 13, 2000 and as amended to date, between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P.

10.34	##	Adult VOD License Agreement, dated October 18, 2002 and as amended to date, between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, Inc.

10.35	##	Pleasure Service License Agreement, dated November 16, 2000 and as amended to date, between Colorado Satellite Broadcasting, Inc. and Comcast Programming, a division of Comcast Corporation

10.36		First Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation

10.37	##	Second Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation

21.01		Subsidiaries of the Company

23.01		Consent of Grant Thornton LLP

31.01		CEO Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.02		CFO Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.01		Section 1350 Certification of CEO

32.02		Section 1350 Certification of CFO

(1)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on May 9, 2007 (File No. 000-23697).

(2)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-23697).

(3)
Incorporated by reference to the corresponding exhibit included in the Company's Registration Statement on Form SB-2 filed on September 10, 1997 (File No. 333-35337).

(4)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on August 1, 2008 (File No. 000-23697).

(5)
Incorporated by reference to the corresponding exhibit included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 000-23697).

(6)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-23697).

(7)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-23697).

(8)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 000-23697).

(9)
Incorporated by reference to the corresponding exhibit included in the Company's Annual Report filed on Form 10-K for the fiscal year ended March 31, 2004 (File No. 000-23697).

(10)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-23697).

(11)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-23697).

(12)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-23697).

(13)
Incorporated by reference to the Company's definitive proxy statement filed under cover of Schedule 14A on August 7, 1998 (File No. 000-23697).

(14)
Incorporated by reference to the Company's definitive proxy statement filed under cover of Schedule 14A on September 28, 1999 (File No. 000-23697).

(15)
Incorporated by reference to the Company's definitive proxy statement filed under cover of Schedule 14A on August 29, 2000 (File No. 000-23697).

(16)
Incorporated by reference to the Company's definitive proxy statement filed under cover of Schedule 14A on July 23, 2001 (File No. 000-23697).

(17)
Incorporated by reference to Appendix A to the Company's definitive proxy statement filed under cover of Schedule 14A on July 16, 2007 (File No. 000-23697).

(18)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on August 24, 2007 (File No. 000-23697).

(19)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2007 (File No. 000-23697).

(20)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-23697).

(21)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on November 14, 2008 (File No. 000-23697).

*
Denotes management contract or compensatory plan or arrangement.

#
Confidential portions of this agreement have been redacted pursuant to a confidential treatment request filed separately with the SEC.

##
Confidential treatment has been requested as to portions of this exhibit. Such portions have been redacted and filed separately with the SEC.

SIGNATURES.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
By:	/s/ MICHAEL WEINER
Name:	Michael Weiner
Title:	Chief Executive Officer
Date:	June 12, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity		Date

/s/ MICHAEL WEINER
Name:	Michael Weiner	June 12, 2009
Title:	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ GRANT WILLIAMS
Name:	Grant Williams	June 12, 2009
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ MELISSA HUBBARD
Name:	Melissa Hubbard	June 12, 2009
Title:	Director
/s/ ALAN ISAACMAN
Name:	Alan Isaacman	June 12, 2009
Title:	Director
/s/ DAVID NICHOLAS
Name:	David Nicholas	June 12, 2009
Title:	Director
/s/ WALTER TIMOSHENKO
Name:	Walter Timoshenko	June 12, 2009
Title:	Director
/s/ HIRAM WOO
Name:	Hiram Woo	June 12, 2009
Title:	Director

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

  New Frontier Media, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of New Frontier Media, Inc. (a Colorado corporation) and Subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Schedule II—Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Media, Inc. and Subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 9 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 effective April 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), New Frontier Media, Inc. and Subsidiaries' internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 5, 2009, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Denver, Colorado
June 5, 2009

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$16,049	$18,325
Restricted cash	16	38
Marketable securities	90	930
Accounts receivable, net of allowance for doubtful accounts of $308 and $169, at March 31, 2009 and 2008, respectively	10,242	13,873
Taxes receivable	683	—
Deferred tax assets	358	620
Prepaid and other assets	1,652	1,899

Total current assets	29,090	35,685

Equipment and furniture, net	5,573	4,774
Prepaid distribution rights, net	10,933	10,381
Recoupable costs and producer advances, net	4,999	2,448
Film costs, net	6,672	7,626
Goodwill	8,599	18,608
Other identifiable intangible assets, net	1,630	3,120
Other assets	1,043	1,019

Total assets	$68,539	$83,661

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$2,144	$2,937
Dividend payable	—	2,982
Taxes payable	—	760
Producers payable	950	1,012
Deferred revenue	737	984
Accrued compensation	1,188	1,817
Deferred producer liabilities	1,970	2,862
Short-term debt	4,000	—
Accrued and other liabilities	2,112	2,257

Total current liabilities	13,101	15,611

Deferred tax liabilities	903	795
Taxes payable	242	216
Other long-term liabilities	718	1,002

Total liabilities	14,964	17,624

Commitments and contingencies
Shareholders' equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 19,494 and 23,775 shares issued and outstanding, at March 31, 2009 and 2008, respectively	2	2
Additional paid-in capital	54,702	61,854
Retained earnings (accumulated deficit)	(997)	4,191
Accumulated other comprehensive loss	(132)	(10)

Total shareholders' equity	53,575	66,037

Total liabilities and shareholders' equity	$68,539	$83,661

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2009	2008	2007
Net sales	$52,654	$55,911	$63,271
Cost of sales	17,060	17,686	19,631

Gross margin	35,594	38,225	43,640

Operating expenses:
Sales and marketing	8,601	7,239	6,750
General and administrative	17,570	16,748	17,128
Charge for goodwill impairment	10,009	—	—
Charge for restructuring and asset impairments other than goodwill	2,424	1,150	533

Total operating expenses	38,604	25,137	24,411

Operating income (loss)	(3,010)	13,088	19,229

Other income (expense):
Interest income	208	711	1,241
Interest expense	(221)	(157)	(229)
Reversal of interest expense for uncertain tax positions	429	—	—
Other income, net	2	97	64

Total other income	418	651	1,076

Income (loss) before provision for income taxes	(2,592)	13,739	20,305
Provision for income taxes	(2,596)	(5,079)	(7,996)

Net income (loss)	$(5,188)	$8,660	$12,309

Basic income (loss) per share	$(0.24)	$0.36	$0.51

Diluted income (loss) per share	$(0.24)	$0.36	$0.51

Dividends declared per share	$—	$0.50	$0.60

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended March 31,
	2009	2008	2007
Net income (loss)	$(5,188)	$8,660	$12,309
Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale marketable securities	10	20	44
Currency translation adjustment	(132)	—	—

Total comprehensive income (loss)	$(5,310)	$8,680	$12,353

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except per share amounts)

	Common Stock $.0001 Par Value
				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital
	Shares	Amounts				Total
Balance at March 31, 2006	23,650	$2	$61,488	$9,829	$(74)	$71,245
Exercise of stock options/warrants	902	—	2,802	—	—	2,802
Tax benefit for stock option/warrant exercises	—	—	1,027	—	—	1,027
Purchases of common stock	(250)	—	(2,160)	—	—	(2,160)
Share-based compensation	—	—	1,034	—	—	1,034
Unrealized gain on available-for-sale securities	—	—	—	—	44	44
Net income	—	—	—	12,309	—	12,309
Declared dividend ($0.60 per share)	—	—	—	(14,602)	—	(14,602)

Balance at March 31, 2007	24,302	2	64,191	7,536	(30)	71,699
Exercise of stock options/warrants	94	—	511	—	—	511
Tax benefit for stock option/warrant exercises	—	—	120	—	—	120
Purchases of common stock	(621)	—	(3,874)	—	—	(3,874)
Share-based compensation	—	—	906	—	—	906
Unrealized gain on available-for-sale securities	—	—	—	—	20	20
Net income	—	—	—	8,660	—	8,660
Declared dividend ($0.50 per share)	—	—	—	(12,005)	—	(12,005)

Balance at March 31, 2008	23,775	2	61,854	4,191	(10)	66,037
Purchases of common stock	(4,281)	—	(9,058)	—	—	(9,058)
Share-based compensation	—	—	902	—	—	902
Reversal of tax benefit for stock option forfeitures/cancellations	—	—	(54)	—	—	(54)
Reversal of uncertain tax position for capital transaction	—	—	1,058	—	—	1,058
Unrealized gain on available-for-sale securities	—	—	—	—	10	10
Currency translation adjustment	—	—	—	—	(132)	(132)
Net loss	—	—	—	(5,188)	—	(5,188)

Balance at March 31, 2009	19,494	$2	$54,702	$(997)	$(132)	$53,575

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(5,188)	$8,660	$12,309
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,102	8,285	11,554
Tax benefit from option/warrant exercises	—	227	268
Share-based compensation	902	906	1,034
Deferred taxes	212	(288)	(1,016)
Charge for goodwill impairment	10,009	—	—
Charges for asset impairments other than goodwill	2,235	1,150	533
Reversal of uncertain tax positions	(429)	—	—
Reversal of interest expense for uncertain tax positions	(429)	—	—
Changes in operating assets and liabilities
Accounts receivable	3,631	(1,624)	146
Accounts payable	(458)	694	(209)
Prepaid distribution rights	(4,171)	(4,553)	(4,152)
Capitalized film costs	(2,762)	(4,093)	(2,626)
Deferred revenue	(247)	95	135
Producers payable	(62)	(37)	503
Taxes receivable and payable, net	182	237	(1,296)
Accrued compensation	(629)	(1,481)	1,441
Recoupable costs and producer advances, net	(2,751)	(1,360)	(169)
Other assets and liabilities	(642)	1,366	421

Net cash provided by operating activities	8,505	8,184	18,876

Cash flows from investing activities:
Payment for business acquisitions, net of cash acquired	—	—	(18)
Purchase of marketable securities	(2,011)	(2,828)	(26,340)
Redemption of marketable securities	2,846	11,201	27,806
Purchases of equipment and furniture	(2,700)	(2,058)	(1,786)
Purchase of intangible assets	(810)	(400)	—
Payment of related party note arising from business acquisition	(21)	(626)	(603)

Net cash provided by (used in) investing activities	(2,696)	5,289	(941)

Cash flows from financing activities:
Purchases of common stock	(9,058)	(3,874)	(2,160)
Payment of dividends	(2,982)	(9,023)	(14,602)
Proceeds from line of credit	4,000	—	—
Proceeds from stock option and warrant exercises	—	511	2,802
Excess tax (shortfall) benefit from option/warrant exercises	—	(107)	759

Net cash used in financing activities	(8,040)	(12,493)	(13,201)

Net increase (decrease) in cash and cash equivalents	(2,231)	980	4,734
Effect of exchange rate changes on cash and cash equivalents	(45)	—	—
Cash and cash equivalents, beginning of year	18,325	17,345	12,611

Cash and cash equivalents, end of year	$16,049	$18,325	$17,345

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Year Ended March 31,
	2009	2008	2007
Supplemental cash flow data:
Interest paid	$73	$26	$1

Income taxes paid	$2,452	$5,533	$9,285

Noncash investing and financing activities:
Increase in goodwill for final valuation of purchased intangibles, deferred tax liability and other adjustments	$—	$—	$1,846

Escrow funds included in restricted cash used to settle liabilities related to business acquisition	$—	$1,660	$904

Increase in other identifiable intangible assets, net, for the purchase of intellectual property and a patent	$—	$661	$—

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        New Frontier Media, Inc. is a publicly traded holding company for its operating subsidiaries which are reflected in the Transactional TV, Film Production, Direct-to-Consumer and Corporate Administration segments.

Transactional TV Segment

        The Transactional TV segment is a leading provider of adult programming to cable multiple system operators ("MSOs") and direct broadcast satellite ("DBS") providers. The Transactional TV segment is able to provide a variety of editing styles and programming mixes to a broad range of consumers. Ten Sales, Inc., which is also reflected within the operating results of the Transactional TV segment, is responsible for selling the segment's services.

Film Production Segment

        The Film Production segment derives its revenue from two principal businesses: a) the production and distribution of original motion pictures known as erotic thrillers, horror movies, and erotic, event styled content (collectively, "owned content") which is provided through MRG Entertainment and b) the licensing of third party films in international and domestic markets where it acts as a sales agent for the product ("repped content") which is provided through Lightning Entertainment Group. This segment also periodically provides contract film production services to major Hollywood studios ("producer-for-hire" arrangements).

Direct-to-Consumer Segment

        The Direct-to-Consumer segment primarily derives revenue by aggregating and reselling adult content through consumer websites. This segment also launched new product test initiatives in early fiscal year 2009 including the development of a set-top box and internet protocol television ("IPTV") business model which allows consumers to access adult content through the internet and view the content on television using a set-top box. Based on lower than expected subscriber additions for the IPTV service and other considerations during the second half of fiscal year 2009, the Company restructured the operations of this segment in March 2009 to reduce the resources allocated to new product offering operations.

Corporate Administration Segment

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. and its wholly owned subsidiaries (collectively herein referred to as "New Frontier Media," the "Company," and other similar pronouns). All intercompany accounts, transactions and profits have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require the Company's most significant, difficult and subjective judgments include:

  •
  estimated revenue for certain Transactional TV segment pay-per-view ("PPV") and video-on-demand ("VOD") services;

  •
  the recognition and measurement of income tax expenses, assets and liabilities (including the measurement of uncertain tax positions and valuation of deferred tax assets);

  •
  the valuation of recoupable costs and producer advances;

  •
  the assessment of film costs and the forecast of anticipated revenue ("ultimate" revenue), which is used to amortize film costs;

  •
  the amortization methodology and valuation of prepaid distribution rights;

  •
  the valuation of goodwill, intangible and other long-lived assets; and

  •
  the valuation and recognition of share-based compensation.

        The Company bases its estimates and judgments on historical experience and on various other factors that are considered reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Reclassifications

        Certain prior year amounts have been reclassified to conform with the current year presentation, including approximately $0.1 million and $0.2 million of certain prepaid distribution rights amortization expense which was reclassified in fiscal year 2008 and 2007, respectively, from the Transactional TV segment's cost of sales to the Direct-to-Consumer segment's cost of sales in connection with a change in those segments' expense composition.

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

FDIC Limits

        The Company maintains cash deposits with major banks, which exceed federally insured limits. As of March 31, 2009, the Company exceeded the federally insured limits by approximately $14.9 million. The Company periodically assesses the financial condition of the institutions and estimates that the risk of any loss is low.

Marketable Securities

        Short-term marketable securities are classified as available-for-sale securities and are stated at fair market value. Marketable securities during the periods presented consist of certificates of deposit and municipal debt securities with varying maturity lengths of over 90 days.

Fair Value of Financial Instruments

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurement, effective April 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. There was no material impact on the Company's consolidated financial statements from the adoption of SFAS No. 157. For all other nonfinancial assets and liabilities, SFAS No. 157 is effective for the first quarter of fiscal year 2010. In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, which defers the application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Due to the deferral, the Company has delayed the implementation of the provisions of SFAS No. 157 related to the fair value of goodwill, intangible assets with indefinite lives and nonfinancial long-lived assets. SFAS No. 157 establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the U.S. SFAS No. 157 is intended to enable the readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

  Level 1: Quoted market prices in active markets for identical assets or liabilities.
  Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
  Level 3: Unobservable inputs that are not corroborated by market data.

        As of March 31, 2009, the Company had $0.1 million of marketable securities. The fair value for these assets was determined through a Level 1 analysis and was based on quoted market prices in active markets. The Company had no other financial assets and liabilities carried at fair value at March 31, 2009.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

        The majority of the Company's accounts receivable are due from customers in the cable and satellite industries and from the film distribution industry. Credit is extended based on an evaluation of a customer's financial condition and collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Customer balances that remain outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts on a quarterly basis by considering a number of factors, including the length of time accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the cable, satellite and film distribution industries as a whole. Bad debt is reflected as a component of operating expenses in the consolidated statements of operations. When a specific account receivable is determined to be uncollectible, the Company reduces both its accounts receivable and allowances for uncollectible accounts accordingly.

        Accounts receivable balances associated with the Film Production segment's repped content include the entire license fee due to the Company from the licensee. Amounts collected for these receivables are disbursed to the Company and the producers of the licensed films in accordance with the terms of the related producer agreements.

Inventory

        Inventories are stated at the lower of cost or market, using the average cost method. Inventories at March 31, 2009 and 2008 consisted of IPTV set-top box finished goods. The inventory balance at March 31, 2009 and 2008 was $0.1 million and $0.2 million, respectively, and is reported within prepaid and other assets in the current asset section on the consolidated balance sheet.

Equipment and Furniture

        Equipment and furniture are stated at historical cost less accumulated depreciation. The cost of maintenance and repairs to equipment and furniture is expensed as incurred, and significant additions and improvements are capitalized. The capitalized costs of leasehold and building improvements are depreciated using a straight-line method over the estimated useful life of the assets or the term of the related leases, whichever is shorter. All other equipment and furniture assets are depreciated using a straight-line method over the estimated useful life of the assets. At March 31, 2009, the estimated useful lives of equipment and furniture assets were as follows:

Furniture and fixtures	3 to 5 years
Computers, equipment and servers	3 to 7 years
Leasehold improvements	5 to 10 years

Prepaid Distribution Rights

        The Transactional TV segment's content library consists of movie titles obtained through film licensing agreements. The Company capitalizes the costs associated with the licenses as well as certain editing costs and amortizes these capitalized costs on a straight-line basis over the term of the licensing agreement (generally 5 years). Under the applicable accounting literature, costs associated with such

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

license agreements should be amortized using a basis that is consistent with the manner in which the related film revenue is expected to be recognized. The Company amortizes the cost of prepaid distribution rights on a straight-line basis because each usage of the film is expected to generate similar revenue and the revenue for the films is expected to be recognized ratably over the related license term. The Company regularly reviews and evaluates the appropriateness of amortizing film costs on a straight-line basis as opposed to an alternative method of amortization such as an accelerated basis. Based on these analyses, the Company has determined that the amortization of the film library costs using a straight-line basis most accurately reflects the manner in which the revenue for the related films will be recognized.

        The Company periodically reviews the content library and assesses whether the unamortized cost is less than the estimated fair market value of the libraries based on expected forecast results. In the event that the unamortized costs exceed the estimated fair market value of the film libraries, the Company will expense the excess of the unamortized costs to reduce the carrying value to the fair market value.

Recoupable Costs and Producer Advances

        Recoupable costs and producer advances represent amounts paid by the Company that are expected to be subsequently recouped through the collection of fees associated with the Company's licensing of repped content. In connection with the Film Production segment's repped content operations, the Company enters into sales agency agreements whereby the Company acts as a sales agent for a producer's film ("Sales Agency Agreements"). These Sales Agency Agreements typically include provisions whereby certain costs that are incurred for promotion related activities will be paid by the Company on behalf of the producer (such as movie trailer and ad material costs). The Company may also pay the producer an advance for the related film prior to the distribution of such film. As the Company subsequently licenses the producer's film and license fees are collected, the recoupable costs and producer advances are recovered by the Company through these license fee collections. License fees typically are not paid to the producer of the related film until such recoupable costs and producer advances have been fully recovered by the Company.

        The Company evaluates recoupable costs and producer advances for impairment on a quarterly basis based on estimates of future license fee collections. An impairment of these assets could occur if Company estimates indicated that it would be unable to collect fees from the licensing of a film sufficient to recover the related outstanding recoupable costs and producer advances. During each fiscal year ended March 31, 2009 and 2008, the Company incurred impairment charges related to recoupable costs and producer advances of $0.2 million. No material impairment charges were incurred during the fiscal year ended March 31, 2007. The impairment charges are recorded in the charge for restructuring and asset impairments other than goodwill line item within the consolidated statements of operations.

Film Costs

        The Company capitalizes film production costs in accordance with Statement of Position ("SOP") 00-2, Accounting by Producers or Distributors of Films. Film costs include costs to develop and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of the films. Interest expense associated with film costs is not capitalized because the duration of productions is short-term. Films are typically direct-to-television in nature. Film costs are stated at the lower of cost, less accumulated amortization, or estimated fair value. Film costs are reviewed for impairment on a title-by-title basis each quarterly reporting period. The Company records an impairment charge when the estimated fair value of the title is less than the unamortized cost. Examples of events or circumstances that could result in an impairment charge for film costs include a) an unexpected less favorable film title or event performance on a cable MSO platform or b) a downward adjustment in the estimated future performance of a film title or event due to an adverse change to the general business climate as was experienced during the third quarter of fiscal year 2009. Future adjustments associated with film cost valuations could have a material impact on the Company's financial position and results of operations.

        Capitalized film costs are amortized as an expense within cost of sales using the film forecast method. Under this method, capitalized film costs are expensed based on the proportion of the film's revenue recognized for such period relative to the film's estimated remaining ultimate revenue, not to exceed ten years. Ultimate revenue is the estimated total revenue expected to be recognized over a film's useful life. Ultimate revenue for new film titles and events is typically estimated using actual historical performance of comparable films that are similar in nature (such as production cost and genre). Film revenue associated with this method includes amounts from all sources on an individual-film-forecast-computation method, as defined by SOP 00-2. Estimates of ultimate revenue are reviewed quarterly and adjusted if appropriate, and amortization is also adjusted on a prospective basis for such a change in estimate. Changes in estimated ultimate revenue could be due to a variety of factors, including the proportional buy rates of the content as compared to competitive content as well as the level of market acceptance of the television product.

Goodwill and Other Intangible Assets

        The Company records goodwill when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized but is tested for impairment at the operating segment level on an annual basis (March 31 for the Company) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include, but are not limited to, a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment in the determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using considerations of various valuation methodologies which could include income and market valuation approaches. The income approach involves discounting the reporting unit's projected free cash flow at its weighted average cost of capital, and the market approach considers comparable publicly traded company valuations and recent merger and acquisition valuations. The analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts; estimation of the long-term rate of growth; determination of the weighted average cost of capital; and other similar estimates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

unit. The Company allocates goodwill to each operating segment based on the operating segment expected to benefit from the related acquisition and/or combination.

        Other identifiable intangible assets subject to amortization primarily include amounts paid to acquire non-compete agreements with certain key executives, contractual and non-contractual customer relationships, intellectual property rights, patents and websites. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives which is typically five years. Intangible asset balances are removed from the gross asset and accumulated amortization amounts in the period in which they become fully amortized and are no longer in use. Other intangible assets that are subject to amortization are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as described below within the Long-Lived Assets discussion.

        See Note 5—Goodwill and Other Intangible Assets for additional detail and discussion on goodwill and other intangible asset impairments.

Long-Lived Assets

        The Company continually reviews long-lived assets held and used and certain identifiable intangible assets that are subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144. In evaluating the fair value and future benefits of such assets, the Company considers whether the estimated undiscounted future net cash flows of the individual assets is less than the related assets' carrying value and if so, the Company records an impairment loss for the excess recorded carrying value of the asset as compared to its fair value.

Deferred Producer Liabilities

        Deferred producer liabilities represent outstanding amounts due to the producer or to be retained by the Company upon the collection of license fee amounts related to the sale of repped content by the Film Production segment. In accordance with the Sales Agency Agreements entered into by the Company and repped content producers, when license fees associated with the Company's sale of repped content are collected, the amounts are paid to the producer and/or retained by the Company. Amounts are paid to the Company for its sales agency commission, recoupment of outstanding film costs and producer advances ("Recoupable Costs") or as market fee revenue. The terms of the Sales Agency Agreements provide that collected license fees are distributed to the producer and/or retained by the Company based on a specific allocation order as defined by each agreement. The allocation order is dependent on certain criteria including total license fee collections, outstanding Recoupable Cost balances and certain other criteria as specified by the Sales Agency Agreements. Because these criteria cannot be reasonably determined until the license fees are collected, the appropriate allocation order of uncollected license fees cannot be established. Accordingly, the uncollected license fee amounts are recorded as deferred producer liabilities until such time as the amounts are collected and the allocation order can be reasonably determined.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income (Loss) per Share

        Basic income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of outstanding warrants and stock options.

Revenue Recognition

        The Company's revenue consists primarily of fees earned through the electronic distribution of its licensed and owned content through various media outlets including MSOs, DBS providers, the internet and wireless platforms, premium movie channels, and other available media channels. Revenue also consists of fees earned through the licensing of third-party content whereby the Company acts as a sales agent for the film producer. Revenue is recognized when persuasive evidence of an arrangement exists as is typically evidenced through an executed contract, the services have been rendered or delivery conditions as described in the related contract for the completed film have been satisfied, the license period related to Film Production segment arrangements has begun and the customer can begin exploitation of the content, the fee is fixed or determinable and its collection is reasonably assured. The process involved in evaluating the appropriateness of revenue recognition involves judgment including estimating monthly revenue based on historical data and determining collectability of fees.

Transactional TV Segment VOD and PPV Services

        The Transactional TV segment's VOD and PPV revenue are recognized based on buys and monthly subscriber counts reported each month by cable MSOs, DBS providers and hospitality providers. The actual monthly sales information is not typically reported to the Transactional TV segment until approximately 30 - 90 days after the month of service. This practice requires management to make monthly revenue estimates based on the Transactional TV segment's historical experience with each customer. The revenue may be subsequently adjusted to reflect the actual amount earned upon receipt of the monthly sales reports.

Transactional TV Segment Advertising

        Revenue from the advertising of products on the Company's PPV networks is recognized upon sale of the related advertised product, as reported by the Company's third party partners. Revenue from spot advertising is recognized in the month the spot is run on the Transactional TV segment's networks.

Transactional TV Segment C-Band Services

        The Company ceased its C-Band services offering during the third quarter of fiscal year 2008. Prior to removing this product offering, C-Band network services were sold through customer subscriptions that ranged from a one month period to a three month period. Revenue associated with these services was recognized on a straight-line basis over the term of the subscription.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Film Production Segment Owned Content Licensing

        Revenue from the licensing of owned content is recognized consistent with the provisions of SOP 00-2. In accordance with that provision, revenue is recognized when persuasive evidence of an arrangement exists as is typically evidenced through an executed contract, the delivery conditions of the completed film have been satisfied as required in the contract, the license period of the arrangement has begun, the fee is fixed or determinable and collection of the fees is reasonably assured. For agreements that involve the distribution of content to the home video market, PPV market and VOD market, the Company is unable to determine or reasonably estimate the fees earned from customers in advance of receiving the reported earnings because the market acceptance varies unpredictably by film and from period to period. As a result, the Company's share of licensing revenue from these arrangements is not recognized until the amounts are reported by the customers.

Film Production Segment Repped Content Licensing

        In accordance with the provisions of Emerging Issues Task Force ("EITF") Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes revenue from represented film licensing activities on a net basis as an agent. The revenue recognized for these transactions represents only the sales agency fee earned by the Company on the total licensing fee. The producers' share of the licensing fee is recorded as a liability by the Company until the balance is remitted to the producer. The agreements entered into with the producers may also provide for a marketing fee that can be earned by the Company. The marketing fee is stated as a fixed amount and is earned by the Company as collections from film licensing fees are received. The Company recognizes marketing fees as revenue when the amounts become determinable and the collection of the fee is reasonably assured.

Direct-to-Consumer Segment Membership Fees

        Revenue from membership fees is recognized over the life of the membership. The Company records an allowance for refunds based on expected membership cancellations, credits and chargebacks.

Contemporaneous Purchases and Sales

        From time to time, the Company enters into multiple-element transactions whereby the customer is also a vendor, such as advertising on customer platforms. These arrangements are documented in one or more contracts. In considering the appropriate method of accounting for these arrangements, the Company considers various authoritative accounting literature including:

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
  EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer;

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor; and

  •
  EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables.

        Consistent with the considered authoritative accounting literature, the Company records each element of contemporaneous purchases and sales transactions based on the respective proportional estimated fair values of the products or services purchased and the products or services sold. Fair value is determined by considering objective, reliable evidence, and the Company typically uses quoted market prices (if available) and comparable transactions executed for individual elements to determine each element's fair value. If the Company were unable to reasonably estimate the fair value of the products or services purchased, then the cash consideration given by the Company to the customer would be characterized as a reduction in revenue.

Purchases of Multiple Products or Services

        From time to time, the Company enters into arrangements that involve the purchase of multiple products and/or services, such as purchasing content and advertising from a vendor. In determining the appropriate accounting treatment for the purchase of multiple products and/or services contemporaneously in one or more contracts, the Company considers the provisions of EITF Issue No. 00-21. Consistent with that literature, the Company accounts for the transactions by first determining the fair value of the individual elements to the transaction through the use of objective, reliable evidence of fair value in the same manner as discussed above. Based on the determined fair value of each element, the Company allocates the total consideration associated with the arrangement to each element based on its fair value.

Producer-for-Hire Arrangements

        The Company's Film Production segment periodically acts as a producer-for-hire for customers. Through these arrangements, the Company provides services and incurs costs associated with the film production, and the Company earns a fee for its services once the film has been delivered to the customer. The Company maintains no ownership rights for the produced content. Revenue for these arrangements is recognized when persuasive evidence of an arrangement exists as evidenced by an executed contract, the film has been delivered to the customer in accordance with the contract terms, the fee is fixed and determinable and collection is reasonably assured. The costs incurred for production in these arrangements are initially recorded as a deferred cost within the current assets section of the balance sheet, and the deferred costs are subsequently recorded as a cost of sales when the Company recognizes revenue for the related services. The Company had no significant producer-for-hire arrangements during the fiscal years ended March 31, 2009 and 2007. During the fiscal year ended March 31, 2008, the Company completed and recognized revenue on a producer-for-hire arrangement. At March 31, 2009, the Company has no material deferred costs recorded in connection with producer-for-hire arrangements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising Costs

        The Company expenses advertising costs, which includes tradeshow and promotional related expenses, as incurred. Advertising costs for the years ended March 31, 2009, 2008 and 2007 were approximately $2.5 million, $1.3 million and $1.6 million, respectively.

Research and Development Costs

        Costs related to the research, design and development of products are charged to research and development expense as incurred. Research and development costs for the year ended March 31, 2009 were approximately $0.3 million. The Company did not incur any material research and development costs during the years ended March 31, 2008 and 2007.

Employee Equity Incentive Plans

        The Company has employee equity incentive plans, which are described more fully in Note 3—Employee Equity Incentive Plans. Effective April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"). SFAS No. 123(R) requires employee equity awards to be accounted for under the fair value method. Accordingly, the Company measures share-based compensation at the grant date based on the fair value of the award.

        Under the modified prospective method of adoption for SFAS No. 123(R), the compensation cost that the Company recognized beginning in fiscal year 2007 includes compensation cost for all equity incentive awards granted prior to but not yet vested as of April 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all equity incentive awards granted subsequent to April 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company uses the straight-line attribution method to recognize share-based compensation over the service period of the award.

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

        The Company is required to evaluate the likelihood that it will be able to recover its deferred tax assets. If the Company's evaluation determines that the recovery is unlikely, it would be required to increase the provision for taxes by recording a valuation allowance against the deferred tax assets equal to the amount that is not expected to be recoverable. The Company currently estimates that its deferred tax assets will be recoverable. If these estimates were to change and the Company's assessment indicated it would be unable to recover the deferred tax assets, the Company would be required to increase its income tax provision expense in the period of the change in estimate.

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

Comprehensive Income (Loss)

        In accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, the Company's comprehensive income (loss) includes all changes in equity (net assets) during the period from non-owner sources. During the periods presented, comprehensive income (loss) includes the Company's net income (loss) and unrealized gains on available-for-sale securities as well as the cumulative translation adjustment from foreign currency translation.

Foreign Currency Translations

        The functional currency for all of the Company's U.S. based subsidiaries is the U.S. dollar. The functional currency for the Company's foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the periods presented. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within shareholders' equity in the consolidated balance sheets. Foreign currency transaction gains and losses are reported in the operating expense section of the consolidated statements of operations.

Recently Issued Accounting Pronouncements

        In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for the Company beginning July 1, 2009. The Company does not expect the adoption of FSP 157-4 will have a material impact on its results of operations and financial position.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment ("FSP 115-2/124-2"). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing "intent and ability" indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. FSP 115-2/124-2 is effective for the Company beginning July 1, 2009. The Company does not expect the adoption of FSP 115-2/124-2 will have a material impact on its results of operations and financial position.

        In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments ("FSP 107-1/APB 28-1"). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 is effective for the Company beginning July 1, 2009. The Company does not expect the adoption of FSP 107-1/APB 28-1 will have a material impact on its results of operations and financial position.

        In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 clarified the application of SFAS No. 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company's results of operations and financial position.

        In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other applicable accounting literature. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of FSP 142-3 will have a material impact on its results of operations and financial position.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—INCOME (LOSS) PER SHARE

        The components of basic and diluted income (loss) per share are as follows (in thousands, except per share data):

	Year Ended March 31,
	2009	2008	2007
Net income (loss)	$(5,188)	$8,660	$12,309

Average outstanding shares of common stock	22,039	24,020	23,920
Dilutive effect of warrants/stock options	—	128	435

Common stock and common stock equivalents	22,039	24,148	24,355

Basic income (loss) per share	$(0.24)	$0.36	$0.51

Diluted income (loss) per share	$(0.24)	$0.36	$0.51

        The Company computed basic income (loss) per share using net income (loss) and the weighted average number of common shares outstanding during the period. The Company computed diluted income (loss) per share using net income (loss) and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. Potentially dilutive common shares outstanding were approximately 1.0 million and 0.6 million for the years ended March 31, 2008 and 2007, respectively. Inclusion of these options and warrants would be antidilutive. For the year ended March 31, 2009, there was no dilutive effect from options or warrants because the inclusion of options and warrants in the calculation of diluted loss per share would be antidulitive.

NOTE 3—EMPLOYEE EQUITY INCENTIVE PLANS

Equity Plan

        The Company adopted the New Frontier Media, Inc. 2007 Stock Incentive Plan (the "2007 Plan") during fiscal year 2008. The 2007 Plan was approved by the Company's shareholders and the purpose of the 2007 Plan was to replace prior plans with one incentive plan. No awards or grants are available to be made under prior plans. Under the 2007 Plan, employees and directors of the Company may be granted incentive stock options, restricted stock, bonus stock and other awards, or any combination thereof. There were 1,250,000 shares of the Company's common stock originally authorized for issuance under the 2007 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 350,000 shares. Awards granted under the 2007 Plan that are subsequently forfeited or cancelled may be reissued under the provisions of the 2007 Plan. Options have been granted to employees and non-employee directors of New Frontier Media with exercise prices equal to, or in excess of, the fair market value of the underlying common stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. As of March 31, 2009, approximately 0.6 million awards were available for issuance under the 2007 Plan.

Stock Options

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

date based on the estimated fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award.

        Share-based compensation is determined using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company's equity incentive plan. The Company uses certain assumptions in order to calculate the fair value of an option using the Black-Scholes option pricing model. The volatility assumptions are derived using historical volatility data. The expected term assumptions are stratified between officers and non-officers and are determined using the estimated weighted average exercise behavior for these two groups of employees. The dividend yield assumption is based on dividends declared by the Company's Board of Directors and estimates of dividends to be declared in the future. The weighted average estimated fair values of stock option grants and the weighted average assumptions that were used in calculating such values for the three years ended March 31 were as follows:

	2009	2008	2007
Weighted average estimated value	$2.33	$1.40	$4.61
Expected term from grant date (in years)	5	5	5
Risk free interest rate	2.7%	3.5%	4.8%
Expected volatility	52%	53%	64%
Expected dividend yield	—%	8%	1%

        Equity-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, which considers estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes the effect of adjusting the forfeiture rate for all expense amortization in the period that the Company changes the forfeiture estimate. The effect of forfeiture adjustments was not significant during the periods presented.

        The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company's equity incentive plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

	Year Ended March 31,
	2009	2008	2007
Equity-based compensation expense before income taxes	$902	$906	$1,034
Income tax benefit	(361)	(335)	(407)

Total equity-based compensation expense after income taxes	$541	$571	$627

Equity-based compensation effects on basic income (loss) per common share	$0.02	$0.02	$0.03

Equity-based compensation effects on diluted income (loss) per common share	$0.02	$0.02	$0.03

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—EMPLOYEE EQUITY INCENTIVE PLANS (Continued)

        Stock option transactions during the year ended March 31, 2009 are summarized as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at March 31, 2008	1,727,802	$6.39
Granted	623,500	$4.76
Forfeited/Cancelled	(359,400)	$5.26

Outstanding at March 31, 2009	1,991,902	$6.08	6.6	$—

Options Exercisable at March 31, 2009	1,246,727	$6.67	5.3	$—

Options Vested and Expected to Vest—Non-Officers	709,795	$6.67	6.5	$—

Options Vested and Expected to Vest—Officers	1,156,887	$5.84	6.3	$—

(1)
The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the period if unexercised.

        At March 31, 2009, the Company had 28,000 warrants outstanding and exercisable with a weighted average exercise price of $5.00 and a weighted average remaining contractual term of approximately 1 year. The aggregate intrinsic value for the warrants outstanding and exercisable at March 31, 2009 was $0.

        The Company issues new shares of common stock upon the exercise of stock options. As of March 31, 2009, there was approximately $0.2 million and $1.0 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company's equity incentive plan. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of two years and three years, respectively.

NOTE 4—MARKETABLE SECURITIES

        Marketable securities are required to be categorized as trading, available-for-sale or held-to-maturity. As of March 31, 2009 and 2008, the Company had no trading or held-to-maturity securities. The marketable securities held by the Company at March 31, 2009 and 2008 are categorized as available-for-sale and are reported at fair value. Marketable securities held by the Company at March 31, 2009 were as follows (in thousands):

		Gross Unrealized
	Gross Amortized Cost			Estimated Fair Value
		Gains	Losses
Certificate of deposit securities	$90	$—	$—	$90

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—MARKETABLE SECURITIES (Continued)

        The contractual maturities of these available-for-sale marketable securities as of March 31, 2009, were as follows (in thousands):

Year Ended March 31,	Gross Amortized Cost	Fair Value
2010	$90	$90

        Marketable securities held by the Company at March 31, 2008 were as follows (in thousands):

		Gross Unrealized
	Gross Amortized Cost			Estimated Fair Value
		Gains	Losses
Certificate of deposit securities	$97	$—	$—	$97
Municipal securities	828	5	—	833

Total available-for-sale securities	$925	$5	$—	$930

        The contractual maturities of these available-for-sale marketable securities as of March 31, 2008, were as follows (in thousands):

Year Ended March 31,	Gross Amortized Cost	Fair Value
2009	$925	$930

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

        Goodwill is classified within the segment that employs the goodwill in its operations. Changes in the carrying amount of goodwill for the years ended March 31, 2009 and 2008, by reportable segment, were as follows (in thousands):

	Transactional TV	Film Production	Total
Balance as of March 31, 2007	$3,743	$14,865	$18,608

Balance as of March 31, 2008	3,743	14,865	18,608
Impairment	—	(10,009)	(10,009)

Balance as of March 31, 2009	$3,743	$4,856	$8,599

        During the third quarter of fiscal year 2009, the Company determined that continued adverse changes in the business climate and material revisions to the Film Production segment's internal forecasts based on lower than expected revenue for the third quarter of fiscal year 2009 were events that could indicate that the fair value of the reporting unit was less than its carrying amount. In accordance with SFAS No. 142, the Company therefore determined an impairment test as of December 31, 2008 was appropriate and engaged an independent firm to assist in performing the impairment test. The income and market valuation approaches were considered in determining the estimated fair value of the Film Production segment. The income approach involves discounting the reporting unit's projected free cash flow at its weighted average cost of capital. For the market

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

approach, the Company considered comparable publicly traded company valuations and recent merger and acquisition valuations of comparable companies. The income approach was more heavily weighted than the market valuation approaches primarily because (a) the comparable market valuation approach companies were not profitable which required the Company to estimate enterprise value based on revenue multiples and revenue multiples are considered to be a less accurate measure of fair value as compared to alternative measures such as EBITDA, (b) the difference in the revenue multiples for the comparable companies were material and (c) there was a lack of comparability between the reporting unit and comparable companies.

        The Company determined that the estimated fair value of the Film Production segment was less than its carrying value at December 31, 2008. As required under SFAS No. 142, the Company then performed additional analysis to estimate the implied fair value of goodwill. The Company determined the implied fair value of the goodwill by first allocating the estimated fair value of the Film Production segment to the tangible and identifiable intangible assets and liabilities of the operating segment. The excess of the estimated fair value over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Based on this analysis, the Company recorded a goodwill impairment charge of $10.0 million to reduce the Film Production segment's goodwill from $14.9 million to the implied fair value of goodwill of $4.9 million. The goodwill impairment was primarily due to significantly lower than expected performance of the Film Production segment during the quarter ended December 31, 2008 and a subsequent significant downward revision to the segment's three year internal forecasts. The decline in performance and estimated future internal forecasts is due to the general deterioration in the film production and distribution markets.

        The Company also performed annual goodwill impairment tests for the Transactional TV and Film Production segments at March 31, 2009 using similar valuation methodologies as discussed above. The results of the analysis did not indicate any additional goodwill impairment. Due to the deterioration in the overall stock market during the second half of fiscal year 2009, the Company's market capitalization decreased to a level below its shareholders' equity balance. As an overall test of the reasonableness of the estimated fair value of the reporting segments and consolidated Company, a reconciliation of the fair value estimates for the reporting segments to the Company's market capitalization was also performed as of March 31, 2009. The reconciliation considered a reasonable control premium based on merger and acquisition transactions within the media and entertainment industry and other available information. Based on the reconciliation, the Company's fair value was in excess of its market capitalization and there was no indicator of additional goodwill impairment. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e. market capitalization), in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

Other Identifiable Intangible Assets

        Intangible assets that are subject to amortization were as follows (in thousands, except useful life):

		March 31, 2009				March 31, 2008
	Useful Life (Years)	Gross Carrying Amounts	Accumulated Amortization	Impairment	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Non-Compete agreement	5	$2,131	$(1,325)	$(47)	$759	$2,131	$(899)	$1,232
Contractual/Noncontractual relationships	5	1,375	(871)	—	504	1,375	(596)	779
Intellectual property	5	540	(126)	(414)	—	540	(18)	522
Websites	5	497	(94)	(54)	349	139	(52)	87
Patent	5	460	(107)	(353)	—	460	(15)	445
Below market leases and other	2.5-15	178	(90)	(70)	18	226	(171)	55

		$5,181	$(2,613)	$(938)	$1,630	$4,871	$(1,751)	$3,120

        Amortization expense for intangible assets subject to amortization for March 31, 2009, 2008 and 2007 was approximately $1.1 million, $0.8 million and $0.7 million, respectively. Amortization expense for intangible assets subject to amortization in each of the next five fiscal years ended March 31, 2010, 2011, 2012, 2013, and 2014 is estimated to be approximately $0.8 million, $0.7 million, $0.1 million, $0.1 million and $0.0 million, respectively.

        The Direct-to-Consumer segment acquired certain intangible assets in late fiscal year 2008 in an effort to expand the product lines that are delivered directly to consumers. The acquired intangible assets primarily relate to intellectual property rights technology that allow the Company to manufacture a set-top box through which consumers can obtain content directly through the internet and view the content on television. The Company tested the market for the related internet protocol television ("IPTV") set-top box product by establishing a test business model during fiscal year 2009. Based primarily on (a) lower than expected subscriber additions for the IPTV test business model during the second half of fiscal year 2009, (b) the significant downturn in economic conditions and related reduction in consumer spending during the second half of fiscal year 2009, and (c) slower than expected development of new product lines, the Company restructured the Direct-to-Consumer segment operations as it relates to its new product lines. Based on this restructuring, the Company evaluated whether the anticipated undiscounted future net cash flows associated with the related intangible assets was in excess of the assets' carrying value and recorded an impairment expense of approximately $0.9 million for the excess carrying value as compared to its fair value. The intangible assets were recorded within the Direct-to-Consumer segment at March 31, 2009, and the impairment expense is recorded in the charge for restructuring and asset impairments other than goodwill line item within the consolidated statements of operations.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—EQUIPMENT AND FURNITURE

        The components of equipment and furniture as of March 31 were as follows (in thousands):

	2009	2008
Furniture and fixtures	$594	$875
Computers, equipment and servers	7,368	6,738
Leasehold improvements	2,736	2,713

Equipment and furniture, at cost	10,698	10,326
Less accumulated depreciation	(5,125)	(5,552)

Total equipment and furniture, net	$5,573	$4,774

        Depreciation expense was approximately $1.8 million, $1.5 million, and $1.3 million for the years ended March 31, 2009, 2008, and 2007, respectively. During the years ended March 31, 2009 and 2008, the Company retired approximately $2.2 million and $1.3 million, respectively, of fully depreciated equipment and furniture.

        There were no material equipment and furniture asset impairment charges in fiscal year 2009. During the years ended March 31, 2008 and 2007, the Company recorded impairment expenses for equipment and furniture assets to be held and used of approximately $0.3 million and $0.1 million, respectively. The assets were identified in connection with the Company's periodic review of equipment and furniture asset carrying values, and the write-offs are included in the charge for restructuring and asset impairments other than goodwill line item in the consolidated statements of operations. The equipment and furniture assets associated with the year ended March 31, 2008 charge were reported within the Transactional TV segment, and the equipment and furniture assets associated with the March 31, 2007 charge were reported within the Direct-to-Consumer segment.

NOTE 7—PREPAID DISTRIBUTION RIGHTS

        The Company's Transactional TV and Direct-to-Consumer segments' film and content libraries consist of film licensing agreements. The Company capitalizes the costs associated with the licenses and certain editing costs and amortizes these costs on a straight-line basis over the term of the licensing agreement. The components of prepaid distribution rights as of March 31 were as follows (in thousands):

	2009	2008
In release	$18,458	$16,619
Acquired, not yet released	944	1,209
Accumulated amortization	(8,469)	(7,447)

Total prepaid distribution rights, net	$10,933	$10,381

        Amortization expense for the years ended March 31, 2009, 2008 and 2007 was approximately $3.6 million, $3.2 million and $3.5 million, respectively. During the years ended March 31, 2009 and 2008, the Company retired approximately $2.6 million and $4.1 million, respectively, of fully amortized prepaid distribution rights.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—PREPAID DISTRIBUTION RIGHTS (Continued)

        The Company had no write-offs of prepaid distribution rights during the fiscal years ended March 31, 2009 or 2008. During the fiscal year ended March 31, 2007, the Company expensed approximately $0.4 million of unamortized costs associated with the Direct-to-Consumer segment's licensed content library. During a periodic review of the film library and in connection with efforts to increase the quality of the products provided by this segment, the Company determined that certain identified content did not meet the quality standards necessary for future distribution. As a result, the Company determined that the identified content had no future value and accordingly, the Company recorded an impairment expense to write-off the remaining unamortized costs for this content. This write-off is included in the charge for restructuring and asset impairments other than goodwill line item in the consolidated statements of operations.

NOTE 8—FILM COSTS

        The components of film costs, which are primarily direct-to-television, are as follows (in thousands):

	March 31,
	2009	2008
In release	$17,782	$14,157
Completed, not yet released	134	246
In production	691	2,504
Accumulated amortization	(11,935)	(9,281)

Total film costs, net	$6,672	$7,626

        Amortization expense for the years ended March 31, 2009, 2008 and 2007 was approximately $2.7 million, $2.8 million and $6.0 million, respectively. The Company expects to amortize approximately $2.5 million in capitalized film costs during fiscal year 2010. The Company expects to amortize substantially all unamortized film costs for released films by March 31, 2012.

        The Company recorded a non-cash impairment expense during fiscal year 2009 of approximately $1.1 million associated with several Film Production segment owned content films and events. During the third quarter of fiscal year 2009 and as part of the Company's process to continually assess the expected performance of owned content, the Company determined that downward adjustments to the estimated performance of films and events should be recorded as a result of adverse changes to the business climate as discussed above. As a result, the Company recorded an impairment charge of approximately $1.1 million representing the difference in the unamortized film costs and the estimated fair value of the films and events. This expense was recorded in the charge for restructuring and asset impairments other than goodwill line item in the consolidated statements of operations.

        During the third quarter of fiscal year 2008, the Company recorded a non-cash impairment expense of approximately $0.7 million associated with two Film Production segment owned content events. During the quarter ended December 31, 2007, the Company obtained initial revenue data that indicated the actual performance of the events would not meet the original estimates. As a result, the Company lowered its estimate of the expected future benefits to be derived from these events and recorded an impairment charge of approximately $0.7 million representing the difference in the unamortized film costs and the estimated fair value of the events. This expense was recorded in the charge for restructuring and asset impairments other than goodwill line item in the consolidated statements of operations.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES

        The components of the income tax provision expense for the three years ended March 31 were as follows (in thousands):

	2009	2008	2007
Current
Federal	$2,667	$4,421	$8,623
State	528	824	1,065

Total current	3,195	5,245	9,688

Deferred
Federal	(550)	(3)	(1,422)
State	(49)	(163)	(270)

Total deferred	(599)	(166)	(1,692)

Total	$2,596	$5,079	$7,996

        A reconciliation of the expected income tax computed using the federal statutory income tax rate to the Company's recorded income tax provision expense is as follows for the three years ended March 31 (in thousands):

	2009	2008	2007
Income tax computed at federal statutory tax rate of 35%	$(907)	$4,809	$7,107
State taxes, net of federal benefit	235	433	690
Non-deductible goodwill impairment	3,503	—	—
Reversal of uncertain tax positions	(429)	—	—
Other non-deductible (deductible) differences, net	156	(28)	69
Other temporary differences, net	38	(135)	130

Total	$2,596	$5,079	$7,996

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        Significant components of the Company's deferred tax liabilities and assets as of March 31 were as follows (in thousands):

	2009	2008
Deferred tax liabilities
Depreciation	$(481)	$(14)
Goodwill	(795)	(583)
Film library	(2,537)	(1,985)
Tax method changes	(199)	(419)
Identifiable intangibles	(222)	(353)
Other	(44)	(58)

Total deferred tax liabilities	(4,278)	(3,412)

Deferred tax assets
Net operating loss carryforward	800	924
Deferred revenue	70	285
Asset disposition, impairment and other reserves	804	456
Allowance for doubtful accounts and reserve for sales returns	121	96
Share-based compensation	886	699
Amortization	297	11
Accruals	290	149
Identifiable intangibles	361	271
Other	104	346

Total deferred tax assets	3,733	3,237

Net deferred tax liability	$(545)	$(175)

        The Company realized tax benefits from option and warrant exercises of $0.1 million and $1.0 million for the years ended March 31, 2008 and 2007, respectively. These deductions result in an increase in additional paid-in capital. No tax benefits from option and warrant exercises were realized during the year ended March 31, 2009.

        Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. SFAS No. 109, Accounting for Income Taxes, requires the establishment of a valuation allowance when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. As of March 31, 2009, the Company determined that it was more likely than not that its deferred tax assets would be recognized and accordingly no valuation allowance has been recorded. Net deferred tax liabilities of approximately $1.9 million pertain to certain temporary differences related to purchased intangibles, the film library and accounting method changes, which arose as part of the MRG acquisition completed during fiscal year 2006.

        The Company has net operating loss carryforwards of approximately $2.1 million for federal income tax purposes, which expire through 2019. For tax purposes, there is an annual limitation of approximately $0.2 million for the remaining 10 years on all of the Company's net operating loss under Internal Revenue Code Section 382. Internal Revenue Code Section 382 also places a limitation on the

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. When a change occurs, the actual utilization of net operating loss carryforwards is limited annually to a percentage of the fair market value of the Company at the time of such change.

        Effective at the beginning of the first fiscal quarter of 2008, the Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement. In accordance with the provisions of FIN No. 48, at March 31, 2009 the Company had total unrecognized tax benefits of approximately $0.2 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If the Company was to prevail or the uncertainties were settled in favor of the Company on all uncertain tax positions, the net effect is estimated to be a benefit to the Company's tax expense of approximately $0.2 million. As of March 31, 2009, the Company had accrued immaterial amounts of interest expense related to uncertain tax position liabilities. If the Company was to prevail or the uncertainties were settled in favor of the Company on all uncertain tax positions, the reversal of the accrued interest would result in a benefit to the Company.

        During the third quarter of fiscal year 2009, the statute of limitations expired on approximately $1.6 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in the current portion of taxes payable. This reversal of the uncertain tax positions resulted in a $0.4 million reduction in the Company's fiscal year 2009 tax expense and a $0.4 million reversal of related interest expense. Approximately $1.1 million of the reversal of the uncertain tax position liabilities was recorded as an increase to additional paid-in capital because the amount was originally recorded as a reduction of additional paid-in capital and had no impact on income tax expense.

        The aggregate change in the balance of the unrecognized tax benefits during the fiscal year ended March 31, 2009 was as follows (in thousands):

Beginning balance at April 1, 2008	$1,838
Expiration of statute of limitations in the current year	(1,598)
Other	2

Ending balance at March 31, 2009	$242

        The Company files U.S. federal and state income tax returns. During the third quarter of fiscal year 2009, the Company concluded an audit by the Internal Revenue Service ("IRS") for its fiscal year 2007 tax year, and the IRS proposed no changes to the Company's fiscal year 2007 tax return in connection with the audit. With few exceptions, the Company is no longer subject to examination of its federal and state income tax returns for years prior to fiscal years 2005 and 2000, respectively.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK REPURCHASE AND CASH DIVIDENDS

        In June 2008, the Company's Board of Directors extended a share repurchase plan allowing for the repurchase of approximately 1.1 million shares of common stock through June 2010. During the six month period ended September 30, 2008, the Company substantially completed the share repurchase plan and repurchased approximately 1.1 million shares for a total purchase price of approximately $4.3 million.

        On November 14, 2008, the Company entered into a Stock Purchase Agreement pursuant to which a shareholder agreed to sell and the Company agreed to purchase approximately 2.6 million shares of the Company's common stock for a cash purchase price of $1.55 per share or an aggregate purchase price for all of the shares of approximately $4.1 million. The Company funded the acquisition of the shares with available cash.

        On March 11, 2009, the Company purchased through one broker in an unsolicited single block trade approximately 0.5 million shares of its common stock for a cash purchase price of $1.30 per share, or an aggregate purchase price for all of the shares of approximately $0.7 million. The acquisition was funded with available cash. Similar to the repurchase in November 2008, the acquisition was approved by the Company's Board of Directors and was effected in a manner intended to comply with the safe harbor provisions provided by Rule 10b-18 under the Securities Exchange Act of 1934.

        On December 7, 2006, the Company's Board of Directors declared a special dividend of $0.60 per share. The Company paid this dividend in February 2007 to shareholders of record on January 15, 2007. During each of the quarters in fiscal year 2008, the Company's Board of Directors declared a quarterly cash dividend of $0.125 per share of common stock. The Company paid approximately $9.0 million in cash dividends through March 31, 2008. Additionally, as of March 31, 2008, the Company had a dividend payable of $3.0 million that was subsequently paid in April 2008. The Board of Directors did not declare a quarterly dividend during fiscal year 2009, and the payment of future quarterly dividends is at the discretion of the Board of Directors.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

        The Company presents segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes reporting and disclosure standards for an enterprise's operating segments. Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company's chief operating decision maker.

        The Company has the following reportable operating segments:

  •
  Transactional TV—distributes branded adult entertainment programming PPV networks and VOD content through electronic distribution platforms including cable television and DBS operators.

  •
  Film Production—produces and distributes mainstream films and erotic features and events. These titles are distributed on U.S. and international premium channels, PPV channels and VOD systems across a range of cable and satellite distribution platforms. The Film Production segment also distributes a full range of independently produced motion pictures to markets around the world. Additionally, this segment periodically provides producer-for-hire services to major Hollywood studios.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

  •
  Direct-to-Consumer—aggregates and resells adult content via the Internet. The Direct-to-Consumer segment sells content to subscribers primarily through its consumer websites. This segment also includes the results of a set-top box IPTV test business model that began incurring costs in the fourth quarter of fiscal year 2008.

  •
  Corporate Administration—expenses reported as Corporate Administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ, executive employee costs, and the SEC, investor relations and printing costs associated with the Company's public filings and shareholder communications.

        The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit (loss) is based on income (loss) before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels. The selected operating results of the Company's segments during the the three years ended March 31 were as follows (in thousands):

	2009	2008	2007
Net Sales
Transactional TV	$42,559	$40,998	$47,242
Film Production	8,584	13,094	13,694
Direct-to-Consumer	1,511	1,819	2,335

Total	$52,654	$55,911	$63,271

Segment Profit (Loss)
Transactional TV	$21,637	$21,423	$27,832
Film Production	(10,916)	2,307	2,182
Direct-to-Consumer	(3,837)	(165)	(846)
Corporate Administration	(9,476)	(9,826)	(8,863)

Total	$(2,592)	$13,739	$20,305

Interest Income
Transactional TV	$—	$2	$3
Film Production	5	7	23
Corporate Administration	203	702	1,215

Total	$208	$711	$1,241

Interest Expense
Direct-to-Consumer	$13	$2	$1
Corporate Administration	208	155	228

Total	$221	$157	$229

Reversal of interest expense for uncertain tax positions
Corporate Administration	$429	$—	$—

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

	2009	2008	2007
Depreciation and Amortization
Transactional TV	$5,015	$4,404	$4,313
Film Production	3,452	3,619	6,818
Direct-to-Consumer	605	248	411
Corporate Administration	30	14	12

Total	$9,102	$8,285	$11,554

        The Company's total identifiable asset balance by operating segment at March 31 was as follows (in thousands):

	2009			2008			2007
Identifiable Assets	Gross	Eliminations	Net	Gross	Eliminations	Net	Gross	Eliminations	Net
Transactional TV	$147,693	$(120,509)	$27,184	$125,500	$(98,134)	$27,366	$104,444	$(78,356)	$26,088
Film Production	24,695	(2,242)	22,453	34,269	(1,075)	33,194	30,520	—	30,520
Direct-to-Consumer	18,536	(16,700)	1,836	17,904	(15,460)	2,444	16,462	(15,445)	1,017
Corporate Administration	49,909	(32,843)	17,066	47,838	(27,181)	20,657	56,268	(25,677)	30,591

Total	$240,833	$(172,294)	$68,539	$225,511	$(141,850)	$83,661	$207,694	$(119,478)	$88,216

        Net sales, classified by geographic billing location of the customer, during the three years ended March 31 was as follows (in thousands):

	2009	2008	2007
Domestic net sales	$48,260	$51,976	$58,875

International net sales:
Europe, Middle East and Africa	1,829	1,635	2,385
Latin America	944	649	1,086
Canada	939	215	369
Asia	443	1,207	296
Other	239	229	260

Total international net sales	4,394	3,935	4,396

Total net sales	$52,654	$55,911	$63,271

        Approximately $0.5 million of the Company's total assets are located in Europe. All other assets are located in the U.S.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—MAJOR CUSTOMERS

        The Company's major customers (revenue in excess of 10% of net sales) are Comcast Corporation ("Comcast"), DirecTV, Inc. ("DirecTV"), DISH Network Corporation ("DISH"), and Time Warner, Inc. ("Time Warner"). These customers are included in the Transactional TV and Film Production segments. Net sales from these customers as a percentage of total net sales for the three years ended March 31 was as follows:

	2009	2008	2007
Comcast	24%	18%	14%
DirecTV	15%	13%	13%
DISH	13%	14%	21%
Time Warner	13%	14%	12%

        The Company's outstanding accounts receivable balances due from its major customers as of March 31 are as follows (in thousands):

	2009	2008
Comcast	$1,735	$1,882
DirecTV	1,121	2,011
DISH	940	1,817
Time Warner	683	1,015

        The loss of any of the Company's major customers would have a material adverse effect on the Company's results of operations and financial condition.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The following table reflects the Company's contractual cash obligations as of March 31, 2009 for each of the time periods specified (in thousands):

Year Ended March 31,	Operating Leases	Vendor Obligations	Total
2010	$2,081	$4,506	$6,587
2011	1,840	1,818	3,658
2012	1,092	1,219	2,311
2013	635	1,099	1,734
2014	347	1,000	1,347
Thereafter	—	3,500	3,500

Total minimum payments	$5,995	$13,142	$19,137

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

Operating Lease Obligations

        The Company maintains non-cancelable leases for office space and equipment under various operating leases. The leases for office space expire through November 2013 and contain annual Consumer Price Index escalation clauses. The Company's Transactional TV segment has entered into direct lease agreements that expire through December 2010 with an unrelated party for the use of transponders to broadcast its channels on satellites. As the lessee of transponders under the transponder agreements, the Company is subject to arbitrary refusal of service by the service provider if that service provider determines that the content being transmitted by the Company is harmful to the service provider's name or business. Any such service disruption would substantially and adversely affect the financial position and results of operations of the Company. The Company also bears the risk that the access of their networks to transponders may be restricted or denied if a governmental authority commences an investigation concerning the content of the transmissions. Additionally, cable operators may be reluctant to carry less edited or partially edited adult programming on their systems. If either of the above scenarios occurred, it could adversely affect the Company's financial position and results of operations. The Company had no equipment under capital lease at March 31, 2009 or 2008.

        Rent expense for the years ended March 31, 2009, 2008 and 2007 was approximately $1.8 million, $1.7 million and $2.1 million, respectively, which includes transponder expenses.

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

Employment Contracts

        The Company employs certain key executives under non-cancelable employment contracts in Colorado, California, Florida and Georgia. These employment contracts expire through March 2011.

        Commitments under these obligations at March 31, 2009 were as follows (in thousands):

Year Ended March 31,
2010	$4,584
2011	3,274

Total obligation under employment contracts	$7,858

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

Indemnification

        The Company has agreements whereby it indemnifies officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at the Company's request. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits exposure and the Company believes that this policy would enable it to recover a portion, if not all, of any future indemnification payments. As a result of its insurance policy coverage, the Company believes that its estimated exposure on these indemnification agreements is minimal.

        The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any claim by any third party, including customers, with respect to the Company's products or services, including, but not limited to, alleged negligence, breach of contract, or infringement of a patent, copyright or other intellectual property right. The term is any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes that its estimated exposure on these agreements is minimal.

Legal Proceedings

        In the normal course of business, the Company is subject to various lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 14—BORROWING ARRANGEMENTS

        In July 2008, the Company obtained a $9.0 million line of credit from a third-party financial institution. Amounts borrowed under the line of credit can be used to support the Company's short-term working capital needs. The line of credit is secured by the Company's trade accounts receivable and will mature in July 2009. Per the contractual loan agreement, borrowings under the line of credit are based on the greater of the current prime rate less 0.13% or 5.75%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and the Company was in compliance with the covenants at March 31, 2009. The Company made borrowings under the line of credit during the third quarter of fiscal year 2009 to support its working capital needs, and the outstanding balance as of March 31, 2009 was $4.0 million.

NOTE 15—DEFINED CONTRIBUTION PLAN

        The Company sponsors a 401(k) retirement plan. The plan covers all eligible employees of the Company. Employee contributions to the plan are elective, and the Company has discretion to match employee contributions. All contributions by the Company are vested over a three-year period. Contributions by the Company during each of the years ended March 31, 2009, 2008, and 2007 were approximately $0.3 million.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—SHAREHOLDER RIGHTS PLAN

        On November 29, 2001, the Company's Board of Directors adopted a Stockholder Rights Plan in which Rights were distributed at the rate of one Right for each share of the Company's common stock held by stockholders of record as of the close of business on December 21, 2001. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's outstanding common stock after November 29, 2001, or commences a tender offer upon consummation of which the person or group would beneficially own 15% or more of the Company's outstanding common stock. Each Right is initially exercisable at $10.00 and will expire on December 21, 2011. Effective August 1, 2008, pursuant to an Amended and Restated Rights Agreement between the Company and the rights agent made effective as of such date, the Company eliminated the continuing director or so-called "dead hand" provisions included in the originally adopted Shareholder Rights Plan.

NOTE 17—RELATED PARTY TRANSACTIONS

        The Company paid approximately $0.1 million, $0.2 million and $0.4 million to Isaacman, Kaufman & Painter during the fiscal years ended March 31, 2009, 2008 and 2007, respectively, associated with legal services. The Company's board member, Alan Isaacman, is a Senior Member of Isaacman, Kaufman & Painter.

NOTE 18—RESTRUCTURING COSTS

        As described in Note 5—Goodwill and Other Intangible Assets, the Company restructured the Direct-to-Consumer segment's new product operations including the IPTV set-top box initiative during the fourth quarter of fiscal year 2009 as a result of (a) lower than expected subscriber additions for the IPTV test business model during the second half of fiscal year 2009, (b) the significant downturn in economic conditions and related reduction in consumer spending during the second half of fiscal year 2009, and (c) slower than expected development of new product lines. In connection with this restructuring, the Company incurred approximately $0.2 million of early contract termination fees for consulting contracts. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, these costs are reflected in the charge for restructuring and asset impairments other than goodwill line item in the consolidated statements of operations because the Company terminated the contracts in accordance with the contract terms in the fourth quarter of fiscal year 2009. The Company subsequently paid these fees in April 2009 and does not expect to incur additional restructuring charges in future periods.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—QUARTERLY INFORMATION (UNAUDITED)

        The consolidated results of operations on a quarterly basis were as follows (net income (loss) per common share may not sum due to rounding; in thousands, except per share amounts):

				Net Income (Loss) Per Common Share
		Gross Margin	Net Income (Loss)
	Net Sales			Basic	Diluted
2009
First quarter	$13,061	$9,132	$1,179	$0.05	$0.05
Second quarter	13,375	8,946	1,295	0.06	0.06
Third quarter	12,619	8,499	(8,853)	(0.42)	(0.42)
Fourth quarter	13,599	9,017	1,191	0.06	0.06

Total	$52,654	$35,594	$(5,188)	$(0.24)	$(0.24)

2008
First quarter	$12,940	$9,143	$1,497	$0.06	$0.06
Second quarter	12,430	8,971	2,145	0.09	0.09
Third quarter	17,921	11,049	3,132	0.13	0.13
Fourth quarter	12,620	9,062	1,886	0.08	0.08

Total	$55,911	$38,225	$8,660	$0.36	$0.36

SUPPLEMENTAL INFORMATION

VALUATION AND QUALIFYING ACCOUNTS—SCHEDULE II

(in thousands)

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for doubtful accounts
March 31, 2009	$169	$169	$(30)	$308

March 31, 2008	$41	$307	$(179)	$169

March 31, 2007	$32	$14	$(5)	$41

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Reserve for chargebacks/credits
March 31, 2009	$11	$106	$(103)	$14

March 31, 2008	$7	$40	$(36)	$11

March 31, 2007	$9	$51	$(53)	$7

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Accrued restructuring expense
March 31, 2009	$—	$189	$—	$189

March 31, 2008	$46	$(46)	$—	$—

March 31, 2007	$50	$—	$(4)	$46

EXHIBIT INDEX

Exhibit No.		Exhibit Description
3.01		Amended and Restated Articles of Incorporation of the Company(1)
3.02		Amended and Restated Bylaws of the Company(2)
4.01		Form of Common Stock Certificate(3)
4.02		Amended and Restated Rights Agreement between New Frontier Media, Inc. and Corporate Stock Transfer, Inc., as rights agent(4)
4.03
Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, together with the related Rights Certificate, included as Appendices A and B to the Rights Agreement incorporated by reference herein as Exhibit 4.02
10.01		Lease Agreement for premises at 5435 Airport Boulevard, Boulder CO(5)
10.02		Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(6)
10.03		Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(6)
10.04		Amendment Number One to Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(6)
10.05		License Agreement between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc.(6)
10.06		Amendment Number Two to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(7)
10.07		Amendment Number One to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(8)
10.08		Amendment Number Four to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(9)
10.09		Office Lease Agreement between New Frontier Media, Inc. and Northview Properties, LLC(9)
10.10		Lease Modification Agreement between New Frontier Media, Inc. and LakeCentre Plaza Limited, LLLP(9)
10.11		Catalog License Agreement between Pleasure Productions, Inc. and Colorado Satellite Broadcasting, Inc.(9)
10.12		Telecommunications Services Agreement between WilTel Communications, LLC and Colorado Satellite Broadcasting, Inc.(10)
10.13		Amendment No. 3 to Contract Number T70112100 between Colorado Satellite Broadcasting, Inc. and Intelsat USA Sales Corp.(11)
10.14	#	Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation(12)
10.15	*	Summary of Director Compensation Arrangements(2)
10.16	*	1998 Incentive Stock Plan(13)
10.17	*	1999 Incentive Stock Plan(14)
10.18	*	Millennium Incentive Stock Option Plan(15)

Exhibit No.		Exhibit Description
10.19	*	2001 Incentive Stock Plan(16)
10.20	*	2007 Stock Incentive Plan(17)
10.21	*	Form of Award Agreements under 2007 Stock Incentive Plan(18)
10.22	*	Amended and Restated Independent Contractor Agreement, dated November 7, 2007, between New Frontier Media, Inc. and Matthew Pullam(19)
10.23	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Michael Weiner(2)
10.24	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Grant Williams(2)
10.25	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ira Bahr(2)
10.26	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ken Boenish(2)
10.27	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Marc Callipari(2)
10.28	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Scott Piper(2)
10.29	#	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DirecTV, Inc.(19)
10.30		Business Loan Agreement, as supplemented (including related Promissory Note and Commercial Security Agreement), dated July 1, 2008 between New Frontier Media, Inc. and First Community Bank(20)
10.31		Stock Purchase Agreement, dated and effective as of November 13, 2008, by and between New Frontier Media, Inc. and Steel Partners II, L.P.(21)
10.32	##	Affiliation Agreement, dated January 1, 2000 and as amended to date, between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P.
10.33	##	Video On Demand License Agreement, dated March 13, 2000 and as amended to date, between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P.
10.34	##	Adult VOD License Agreement, dated October 18, 2002 and as amended to date, between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, Inc.
10.35	##	Pleasure Service License Agreement, dated November 16, 2000 and as amended to date, between Colorado Satellite Broadcasting, Inc. and Comcast Programming, a division of Comcast Corporation
10.36		First Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation
10.37	##	Second Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation
21.01		Subsidiaries of the Company
23.01		Consent of Grant Thornton LLP
31.01		CEO Certification pursuant to Rule 13a-14(a)/15d-14(a)

Exhibit No.	Exhibit Description
31.02	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.01	Section 1350 Certification of CEO
32.02	Section 1350 Certification of CFO

(1)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on May 9, 2007 (File No. 000-23697).

(2)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-23697).

(3)
Incorporated by reference to the corresponding exhibit included in the Company's Registration Statement on Form SB-2 filed on September 10, 1997 (File No. 333-35337).

(4)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on August 1, 2008 (File No. 000-23697).

(5)
Incorporated by reference to the corresponding exhibit included in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 (File No. 000-23697).

(6)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-23697).

(7)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-23697).

(8)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002 (File No. 000-23697).

(9)
Incorporated by reference to the corresponding exhibit included in the Company's Annual Report filed on Form 10-K for the fiscal year ended March 31, 2004 (File No. 000-23697).

(10)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-23697).

(11)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-23697).

(12)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-23697).

(13)
Incorporated by reference to the Company's definitive proxy statement filed under cover of Schedule 14A on August 7, 1998 (File No. 000-23697).

(14)
Incorporated by reference to the Company's definitive proxy statement filed under cover of Schedule 14A on September 28, 1999 (File No. 000-23697).

(15)
Incorporated by reference to the Company's definitive proxy statement filed under cover of Schedule 14A on August 29, 2000 (File No. 000-23697).

(16)
Incorporated by reference to the Company's definitive proxy statement filed under cover of Schedule 14A on July 23, 2001 (File No. 000-23697).

(17)
Incorporated by reference to Appendix A to the Company's definitive proxy statement filed under cover of Schedule 14A on July 16, 2007 (File No. 000-23697).

(18)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on August 24, 2007 (File No. 000-23697).

(19)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2007 (File No. 000-23697).

(20)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2008 (File No. 000-23697).

(21)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on November 14, 2008 (File No. 000-23697).

*
Denotes management contract or compensatory plan or arrangement.

#
Confidential portions of this agreement have been redacted pursuant to a confidential treatment request filed separately with the SEC.

##
Confidential treatment has been requested as to portions of this exhibit. Such portions have been redacted and filed separately with the SEC.