Form 10-Q
period 2009-06-30
NEW FRONTIER MEDIA INC
filed 2009-08-07
CIK 847383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 1, 2009, 19,494,038 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q

NEW FRONTIER MEDIA, INC.

FOR THE FISCAL QUARTER ENDED JUNE 30, 2009

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	(Unaudited)
	June 30,	March 31,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$17,269	$16,049
Restricted cash	21	16
Marketable securities	—	90
Accounts receivable, net of allowance for doubtful accounts of $261 and $308, at June 30, 2009 and March 31, 2009, respectively	10,490	10,242
Deferred producer-for-hire costs	1,084	60
Taxes receivable	301	683
Deferred tax assets	386	358
Prepaid and other assets	1,375	1,592

Total current assets	30,926	29,090

Equipment and furniture, net	5,297	5,573
Prepaid distribution rights, net	10,832	10,933
Recoupable costs and producer advances, net	5,280	4,999
Film costs, net	6,032	6,672
Goodwill	8,599	8,599
Other identifiable intangible assets, net	1,445	1,630
Other assets	1,047	1,043

Total assets	$69,458	$68,539

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,084	$2,144
Producers payable	1,192	950
Deferred revenue	824	737
Accrued compensation	1,195	1,188
Deferred producer liabilities	2,355	1,970
Short-term debt	4,000	4,000
Accrued and other liabilities	1,385	2,112

Total current liabilities	13,035	13,101

Deferred tax liabilities	911	903
Taxes payable	242	242
Other long-term liabilities	609	718

Total liabilities	14,797	14,964

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 19,494 shares issued and outstanding at June 30, 2009 and March 31, 2009	2	2
Additional paid-in capital	54,890	54,702
Accumulated deficit	(170)	(997)
Accumulated other comprehensive loss	(61)	(132)

Total shareholders’ equity	54,661	53,575

Total liabilities and shareholders’ equity	$69,458	$68,539

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	(Unaudited) Quarter Ended June 30,
	2009	2008
Net sales	$12,504	$13,061
Cost of sales	4,626	3,929

Gross margin	7,878	9,132

Operating expenses:
Sales and marketing	2,127	2,425
General and administrative	4,340	4,721
Charge for asset impairments	28	—

Total operating expenses	6,495	7,146

Operating income	1,383	1,986

Other income (expense):
Interest income	12	78
Interest expense	(76)	(56)
Other expense, net	(5)	—

Total other income (expense)	(69)	22

Income before provision for income taxes	1,314	2,008

Provision for income taxes	(487)	(829)

Net income	$827	$1,179

Basic income per share	$0.04	$0.05

Diluted income per share	$0.04	$0.05

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Quarter Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$827	$1,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,464	2,179
Share-based compensation	213	257
Deferred taxes	(10)	(26)
Charge for asset impairments	28	—
Change in operating assets and liabilities
Accounts receivable	(247)	2,333
Accounts payable	16	46
Prepaid distribution rights, net	(833)	(1,018)
Film costs, net	(252)	(371)
Deferred producer-for-hire costs	(1,024)	—
Deferred revenue	87	758
Producers payable	242	227
Taxes receivable and payable, net	383	716
Recoupable costs and producer advances, net	(309)	(591)
Accrued compensation	6	(725)
Other assets and liabilities, net	(228)	(495)

Net cash provided by operating activities	1,363	4,469

Cash flows from investing activities:
Purchase of marketable securities	—	(586)
Redemption of marketable securities	90	837
Purchases of equipment and furniture	(156)	(1,662)
Purchase of intangible assets	(6)	(489)
Payment of related party note arising from business acquisition	—	(15)

Net cash used in investing activities	(72)	(1,915)

Cash flows from financing activities:
Purchases of common stock	—	(1,502)
Payment of dividends	—	(2,982)
Payment of long-term seller financing	(75)	—

Net cash used in financing activities	(75)	(4,484)

Net increase (decrease) in cash and cash equivalents	1,216	(1,930)
Effect of exchange rate changes on cash and cash equivalents	4	—
Cash and cash equivalents, beginning of period	16,049	18,325

Cash and cash equivalents, end of period	$17,269	$16,395

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	(Unaudited) Quarter Ended June 30,
	2009	2008
Net income	$827	$1,179
Other comprehensive income, net of tax:
Currency translation adjustment	71	—

Total comprehensive income	$898	$1,179

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	(Unaudited) Quarter Ended June 30,
	2009	2008
Common Stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	54,702	61,854
Reversal of tax benefit for stock option forfeitures/cancellations	(25)	—
Purchases of common stock	—	(1,502)
Share-based compensation	213	257

Balance at end of period	54,890	60,609

Retained earnings (accumulated deficit)
Balance at beginning of period	(997)	4,191
Net income	827	1,179

Balance at end of period	(170)	5,370

Accumulated other comprehensive loss
Balance at beginning of period	(132)	(10)
Currency translation adjustment	71	—

Balance at end of period	(61)	(10)

Total shareholders’ equity	$54,661	$65,971

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

Transactional TV Segment

The Transactional TV segment is a leading provider of adult programming to cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers. The Transactional TV segment is able to provide a variety of editing styles and programming mixes to a broad range of consumers. Ten Sales, Inc., which is also reflected within the operating results of the Transactional TV segment, is responsible for selling the segment’s services.

Film Production Segment

The Film Production segment derives its revenue from two principal businesses: a) the production and distribution of original motion pictures known as erotic thrillers, horror movies, and erotic, event styled content (collectively, “owned content”) which is provided through MRG Entertainment and b) the licensing of third party films in international and domestic markets where it acts as a sales agent for the product (“repped content”) which is provided through Lightning Entertainment Group. This segment also periodically provides contract film production services to major Hollywood studios (“producer-for-hire” arrangements).

Direct-to-Consumer Segment

The Direct-to-Consumer segment primarily derives revenue by aggregating and reselling adult content through consumer websites. This segment also launched new product test initiatives in early fiscal year 2009 including the development of a set-top box and internet protocol television (“IPTV”) business model which allows consumers to access adult content through the internet and view the content on television using a set-top box. Based on lower than expected subscriber additions for the IPTV service and other considerations during the second half of fiscal year 2009, the Company restructured the operations of this segment in March 2009 to reduce the resources allocated to new product offering operations.

Corporate Administration Segment

Expenses reported as Corporate Administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer segments. These costs include, but are not limited to, legal and accounting expenses, insurance, registration and filing fees with NASDAQ, executive employee costs, and the United States Securities and Exchange Commission (“SEC”), investor relations and printing costs associated with the Company’s public filings and shareholder communications.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its wholly owned subsidiaries (collectively hereinafter referred to as “New Frontier Media,” the “Company,” “we,” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company believes these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of New Frontier Media’s financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s latest annual report on Form 10-K filed with the SEC on June 12, 2009.

The results of operations for the three month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company has performed an evaluation of subsequent events through August 7, 2009, which is the date the financial statements were issued.

Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of New Frontier Media.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by the Company in several areas, including, but not limited to, estimated revenue for certain Transactional TV segment pay-per-view (“PPV”) and video-on-demand (“VOD”) services; the recognition and measurement of income tax expenses, assets and liabilities (including the measurement of uncertain tax positions and valuation of deferred tax assets); the valuation of recoupable costs and producer advances; the assessment of film costs and the forecast of anticipated revenue (“ultimate” revenue), which is used to amortize film costs; the amortization methodology and valuation of prepaid distribution rights; the valuation of goodwill, intangible and other long-lived assets; and the valuation and recognition of share-based compensation.

The Company bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Fair Values of Financial Instruments

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, effective April 1, 2008 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value on a recurring basis. There was no material impact on the Company’s consolidated financial statements from the adoption of SFAS No. 157. SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP. SFAS No. 157 is intended to enable the readers of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. SFAS No. 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

As of June 30, 2009, the Company did not have any financial assets and liabilities carried at fair value.

For all other nonfinancial assets and liabilities, the Company adopted the provisions of SFAS No. 157 effective April 1, 2009, in accordance with Financial Accounting Standards Board (“FASB”) Staff Position SFAS No. 157-2, Effective Date of FASB Statement No. 157, which deferred the original application date of the provisions of SFAS No. 157 for all nonfinancial assets and liabilities except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis until the Company’s first quarter of fiscal year 2010. The adoption of the nonfinancial assets and liabilities provisions of SFAS No. 157 primarily relate to fair value measurements of goodwill, intangible assets with indefinite lives and nonfinancial long-lived assets. The adoption of the nonfinancial assets and liabilities provisions of SFAS No. 157 did not have a material impact on the Company’s results of operations and financial position.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 will become the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  SFAS No. 168 reorganizes the GAAP pronouncements into accounting topics and displays them using a consistent structure.  SFAS No. 168 also organizes the relevant SEC guidance using the same topical structure.  SFAS No. 168 is effective for the Company beginning July 1, 2009.  The adoption of SFAS No. 168 will impact the Company’s future references to authoritative accounting literature beginning in the period of adoption.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 was effective for the Company beginning April 1, 2009.  The Company’s adoption of SFAS No. 165 did not have a material impact on its results of operations and financial position.

In April 2009, the FASB issued Staff Position No FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2/124-2”).  FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator.  Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. FSP 115-2/124-2 is effective for the Company beginning July 1, 2009. The Company does not expect the adoption of FSP 115-2/124-2 will have a material impact on its results of operations and financial position.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of SFAS No. 107, Disclosures about the Fair Value of Financial Instruments. Additionally, FSP 107-1/APB 28-1 requires disclosures about the methods and assumptions used to estimate the fair value of financial instruments on a interim basis as well as changes in the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 is effective for the Company beginning July 1, 2009.  The Company does not expect the adoption of FSP 107-1/APB 28-1 will have a material impact on its results of operations and financial position.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

NOTE 2 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands, except per share amounts):

	Quarter Ended June 30,
	2009	2008
Net income	$827	$1,179

Average outstanding shares of common stock	19,494	23,692
Dilutive effect of warrants/stock options	4	43

Common stock and common stock equivalents	19,498	23,735

Basic income per share	$0.04	$0.05

Diluted income per share	$0.04	$0.05

The Company computed basic income per share using net income and the weighted average number of common shares outstanding during the period. The Company computed diluted income per share using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. The Company excluded 1.9 million and 2.2 million options and warrants from the calculation of diluted earnings per share for the quarters ended June 30, 2009 and 2008, respectively, because inclusion of these options and warrants would be antidilutive.

NOTE 3 — EMPLOYEE EQUITY INCENTIVE PLANS

The Company adopted the New Frontier Media, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) during fiscal year 2008. The 2007 Plan was approved by the Company’s shareholders and the purpose of the 2007 Plan was to replace prior plans with one incentive plan. No awards or grants are available to be made under prior plans. Under the 2007 Plan, employees and directors of the Company may be granted incentive stock options, restricted stock, bonus stock and other awards, or any combination thereof. There were 1,250,000 shares of the Company’s common stock originally authorized for issuance under the 2007 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 350,000 shares. Awards granted under the 2007 Plan that are subsequently forfeited or cancelled may be reissued under the provisions of the 2007 Plan. Options have been granted to employees and non-employee directors of New Frontier Media with exercise prices equal to, or in excess of, the fair market value of the underlying common stock at the date of grant. Generally, the stock options vest ratably over a four-year vesting period and expire ten years from the date of grant. As of June 30, 2009, approximately 0.6 million awards were available for issuance under the 2007 Plan.

Share-Based Compensation

In accordance with the provisions of SFAS No. 123(R), the Company accounts for employee and non-employee director stock options under the fair value method which requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date based on the estimated fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. Share-based compensation is determined using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plan. The Company uses certain assumptions in order to calculate the fair value of an option using the Black-Scholes option pricing model. The volatility assumptions are derived using historical volatility data. The expected term assumptions are stratified between officers and non-officers and are determined using the estimated weighted average exercise behavior for these two groups of employees. The dividend yield assumption is based on dividends declared by the Company’s Board of Directors and estimates of dividends to be declared in the future. The weighted average estimated fair values of stock option grants and the weighted average assumptions that were used

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

in calculating such values for the quarter ended June 30, 2008 are reflected below.  No stock options were granted during the quarter ended June 30, 2009.

Quarter Ended June 30, 2008
Weighted average estimated fair values per award	$2.33
Expected term from grant date (in years)	5
Risk free interest rate	2.7%
Expected volatility	52%
Expected dividend yield	—%

Equity-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, which considers estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company recognizes the effect of adjusting the forfeiture rate for all expense amortization in the period that the Company changes the forfeiture estimate. The effect of forfeiture adjustments was not significant during the periods presented.

The following table summarizes the effects of share-based compensation resulting from the application of SFAS No. 123(R) to options granted under the Company’s equity incentive plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

	Quarter Ended June 30,
	2009	2008
Share-based compensation expense before income taxes	$213	$257
Income tax benefit	(79)	(106)

Total share-based compensation expense after income taxes	$134	$151

Share-based compensation effects on basic earnings per common share	$0.01	$0.01

Share-based compensation effects on diluted earnings per common share	$0.01	$0.01

Stock option transactions during the quarter ended June 30, 2009 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at March 31, 2009	1,991,902	$6.08
Forfeited/Expired	(178,750)	$6.57

Outstanding at June 30, 2009	1,813,152	$6.03	6.2	$7

Options exercisable at June 30, 2009	1,224,352	$6.44	5.2	$7

Options vested and expected to vest—Non-Officers	716,481	$6.66	6.3	$7

Options vested and expected to vest—Officers	990,643	$5.70	5.9	$—

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the quarter if unexercised.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The Company issues new shares of common stock upon the exercise of stock options. As of June 30, 2009, there was $0.1 million and $0.8 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company’s equity incentive plan. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of 2 years.

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

The Company has the following reportable operating segments:

• Transactional TV—distributes branded adult entertainment PPV networks and VOD content through electronic distribution platforms including cable television and DBS operators.

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

• Direct-to-Consumer—aggregates and resells adult content via the Internet. The Direct-to-Consumer segment sells content to subscribers primarily through its consumer websites. This segment also operates an IPTV set-top box business model.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies contained in Note 1 above. Segment profit (loss) is based on income (loss) before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels. The selected operating results of the Company’s segments during each of the quarters ended June 30 are as follows (in thousands):

	Quarter Ended June 30,
	2009	2008
Net sales
Transactional TV	$9,644	$10,556
Film Production	2,533	2,047
Direct-to-Consumer	327	458

Total	$12,504	$13,061

Segment profit (loss)
Transactional TV	$3,978	$5,502
Film Production	357	(68)
Direct-to-Consumer	(385)	(540)
Corporate Administration	(2,636)	(2,886)

Total	$1,314	$2,008

Interest income
Film Production	$—	$2
Corporate Administration	12	76

Total	$12	$78

Interest expense
Direct-to-Consumer	$3	$4
Corporate Administration	73	52

Total	$76	$56

Depreciation and amortization
Transactional TV	$1,283	$1,186
Film Production	1,079	854
Direct-to-Consumer	90	136
Corporate Administration	12	3

Total	$2,464	$2,179

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The Company’s total identifiable asset balance by operating segment as of the dates presented was as follows (in thousands):

	June 30, 2009			March 31, 2009
	Gross	Eliminations	Net	Gross	Eliminations	Net
Identifiable Assets
Transactional TV	$151,485	$(123,389)	$28,096	$147,693	$(120,509)	$27,184
Film Production	25,373	(2,607)	22,766	24,695	(2,242)	22,453
Direct-to-Consumer	17,281	(15,411)	1,870	18,536	(16,700)	1,836
Corporate Administration	49,677	(32,951)	16,726	49,909	(32,843)	17,066

Total	$243,816	$(174,358)	$69,458	$240,833	$(172,294)	$68,539

Net sales, classified by geographic billing location of the customer, during each of the quarters ended June 30 was as follows (in thousands):

	Quarter Ended June 30,
	2009	2008
Domestic net sales	$11,299	$12,326

International net sales:
Europe, Middle East and Africa	317	373
Latin America	379	122
Canada	367	137
Asia	93	61
Other	49	42

Total international net sales	1,205	735

Total net sales	$12,504	$13,061

Approximately $0.5 million of the Company’s total assets are located in Europe as of June 30, 2009. All other assets are located in the U.S.

NOTE 5 — MAJOR CUSTOMERS

The Company’s major customers (revenue in excess of 10% of net sales) are Comcast Corporation (“Comcast”), DirecTV, Inc. (“DirecTV”), Time Warner, Inc. (“Time Warner”) and DISH Network Corporation (“DISH”). These customers are included in the Transactional TV and Film Production segments. Net sales from these customers as a percentage of total net sales for each of the quarters ended June 30 are as follows:

	Quarter Ended June 30,
	2009	2008
Comcast	19%	21%
DirecTV	14%	16%
Time Warner	12%	15%
DISH	11%	14%

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The Company’s outstanding accounts receivable balances due from its major customers as of the dates presented are as follows (in thousands):

	June 30, 2009	March 31, 2009
Comcast	$1,520	$1,735
DirecTV	1,161	1,121
Time Warner	785	683
DISH	1,396	940

The loss of any of the Company’s major customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 6 — INCOME TAXES

The Company accounts for uncertain tax positions in accordance with the provisions of Financial Accounting Standards Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN No. 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement. In accordance with the provisions of FIN No. 48, at June 30, 2009 the Company had total unrecognized tax benefits of approximately $0.2 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If the Company was to prevail or the uncertainties were settled in favor of the Company on all uncertain tax positions, the net effect is estimated to be a benefit to the Company’s tax expense of approximately $0.2 million. As of June 30, 2009, the Company had accrued immaterial amounts of interest expense related to uncertain tax position liabilities. If the Company was to prevail or the uncertainties were settled in favor of the Company on all uncertain tax positions, the reversal of the accrued interest would result in an immaterial benefit to the Company.

The Company files U.S. federal and state income tax returns. With few exceptions, the Company is no longer subject to examination of its federal and state income tax returns for years prior to fiscal years 2005 and 2000, respectively.

NOTE 7 — BORROWING ARRANGEMENTS

In July 2009, the Company extended the term of its $9.0 million line of credit from a third-party financial institution. Amounts borrowed under the line of credit can be used to support the Company’s short-term working capital needs. The line of credit is secured by the Company’s trade accounts receivable and will mature in December 2009. Per the contractual loan agreement, borrowings under the line of credit are based on the greater of the current prime rate less 0.125% or 5.75%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and the Company was in compliance with the covenants at June 30, 2009. The Company’s outstanding principal balance under the line of credit as of June 30, 2009 was $4.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of New Frontier Media, Inc. and its consolidated subsidiaries, or the Company or the Registrant, and the information incorporated by reference includes forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding trend analysis and the Company’s expected financial position and operating results, its business strategy, its financing plans and the outcome of contingencies are forward-looking statements. Forward-looking statements are also identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “could,” “will,” “would,” “are optimistic that,” and similar expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers that accounted for approximately 56% of our total revenue during the quarter ended June 30, 2009; 2) maintain the license fee structures currently in place with our customers; 3) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers; 4) retain our key executives; 5) produce film content that is well received by our Film Production segment’s customers; 6) attract market support for our stock; 7) comply with future regulatory developments; and 8) successfully compete against other forms of entertainment such as adult oriented internet sites and adult oriented premium channel content. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of our most recently filed Form 10-K and Item 1A located in Part II herein, as updated by periodic and current reports that we may file from time to time with the United States Securities and Exchange Commission (“SEC”) that amend or update such factors.

Executive Summary

We are a leader in transactional television and the distribution of independent general motion picture entertainment. Our key customers are large cable and satellite operators in the United States. Our products are sold to these operators who then distribute them to retail customers via pay-per-view (“PPV”) and video-on-demand (“VOD”) technology. We earn revenue through contractual percentage splits of the retail price. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our most profitable business line has historically been the Transactional TV segment. The Film Production segment incurred an operating loss in fiscal year 2009 primarily due to large non-cash impairment charges but has returned to profitability in the first quarter of fiscal year 2010.  Our Direct-to-Consumer segment has historically incurred operating losses. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc., including costs such as legal and accounting expenses, human resources and training, insurance, registration and filing fees with NASDAQ, executive employee costs and the SEC, investor relations, and printing costs associated with our public filings and shareholder communications.

The business models of each of our segments are summarized below.

Transactional TV Segment

Our Transactional TV segment is focused on the distribution of PPV and VOD services to MSOs and DBS providers. We earn a percentage of revenue, or “split”, from our content for each VOD, PPV or subscription that is purchased on our customers’ platform. Revenue growth occurs as we launch our services to new cable MSOs or DBS providers, experience growth in the number of digital subscribers for systems where our services are currently distributed, when we launch additional services or replace our competitors’ services on existing customer cable and DBS platforms, and when our proportional buy rates improve relative to our competitors. Alternatively, our revenue could decline if we were to experience lower consumer buy rates as has been the case with the recent economic conditions, if the revenue splits we receive from our customers decline, if additional competitive channels are added to our customers’ platforms or if our existing customers remove our services from their platform.

Film Production Segment

The Film Production segment has historically derived the majority of its revenue from two principal businesses: (1) the production and distribution of original motion pictures such as erotic thrillers, horror movies, and erotic, event styled content (“owned content”); and (2) the licensing of third party films in international and domestic markets where we act as a sales agent for the product (“repped content”). This segment also periodically provides contract film production services to certain major Hollywood studios (“producer-for-hire” arrangements).

Direct-to-Consumer Segment

Our Direct-to-Consumer segment generates revenue primarily by selling memberships to our consumer websites. We have focused our efforts on improving our internet products in terms of site design, navigation, features, content and performance in an effort to increase traffic to the websites and the conversion of that traffic into paying members.  The Direct-to-Consumer segment also operates an internet protocol television (“IPTV”) set-top box business model. Customers of the IPTV set-top box product can obtain content directly through the internet and view the content on television.  Revenue from the IPTV set-top box business has been minimal.

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

Critical Accounting Policies

The significant accounting policies set forth in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as updated by Note 1 of the Notes to the Unaudited Condensed Consolidated Financial Statements included herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, appropriately represent, in all material respects, the current status of our critical accounting policies, and are incorporated herein by reference.

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment for each of the periods presented (amounts in table may not sum due to rounding):

	(In millions, except %) Quarter Ended June 30,		Percent Change
	2009	2008	‘09 vs. ‘08
Net revenue
VOD	$5.1	$5.3	(4)%
PPV	4.4	5.0	(12)%
Other revenue	0.1	0.2	(50)%

Total	9.6	10.6	(9)%

Cost of sales	3.0	2.6	15%

Gross profit	6.7	7.9	(15)%

Gross profit percentage	70%	75%

Operating expenses	2.7	2.4	13%

Operating income	$4.0	$5.5	(27)%

Net Revenue

VOD

Revenue from our VOD services declined during the quarter ended June 30, 2009 as compared to the same prior year quarter primarily due to a $1.0 million reduction in revenue from several of the largest cable MSOs in the U.S. as a result of the continued adverse impact on discretionary consumer spending from the economic downturn.  We believe consumers that have historically purchased our content with discretionary income are reducing or eliminating their acquisition of our content or viewing adult content through less expensive alternatives such as the internet in response to the economic downturn.  Partially offsetting this decline in revenue was (a) a $0.5 million increase in revenue associated with incremental international VOD distribution, (b) a $0.2 million increase in domestic VOD revenue associated with distribution to a new cable MSO customer in the eastern U.S., and (c) an increase in revenue from obtaining additional distribution on existing domestic customer platforms.

PPV

PPV revenue declined during the quarter ended June 30, 2009 primarily due to a decrease in revenue from the two largest DBS providers in the U.S. and other top ten cable MSOs in the U.S. associated with the economic downturn and related reduction in discretionary consumer spending.  The decline in revenue was partially offset by a $0.1 million increase in revenue associated with our international expansion to markets primarily in Latin America.

Other Revenue

Other revenue primarily includes revenue from advertising on our PPV channels.  Amounts are generally consistent and comparable with the same prior year quarter results.

Cost of Sales

Our cost of sales consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisitions, VOD transport, and amortization of content licenses. Cost of sales increased during the quarter ended June 30, 2009 primarily due to (a) a $0.1 million increase in transport costs to support the increase in U.S. VOD distribution, (b) a $0.2 million increase in transponder and uplink costs to support additional PPV channel offerings, and (c) a $0.1 million increase in prepaid distribution amortization expense associated with licensing higher quality content to attract additional customer purchases.

Operating Expenses and Operating Income

Operating expenses increased during the quarter ended June 30, 2009 primarily as a result of higher advertising and promotion costs incurred in connection with our efforts to increase domestic revenue.  Operating income for the quarter ended June 30, 2009 was $4.0 million as compared to $5.5 million in the same prior year quarter.

Film Production Segment

The following table sets forth certain financial information for the Film Production segment for each of the periods presented (amounts in table may not sum due to rounding):

	(In millions, except %) Quarter Ended June 30,		Percent Change
	2009	2008	‘09 vs. ‘08
Net revenue
Owned content	$2.0	$1.7	18%
Repped content	0.4	0.3	33%
Other revenue	0.1	0.1	0%

Total	2.5	2.0	25%

Cost of sales	1.1	0.9	22%

Gross profit	1.4	1.2	17%

Gross profit percentage	56%	60%

Operating expenses	1.1	1.3	(15)%

Operating income (loss)	$0.4	$(0.1)	#

# Change is in excess of 100%.

Net Revenue

Owned Content

Revenue increased during the quarter ended June 30, 2009 primarily due to the delivery of the remaining outstanding episodes from the third installment of an owned content series to a premium cable channel customer. The prior year quarter results also included revenue from the partial delivery of the second installment of the series; however, the revenue per episode for the third installment of the series was higher as compared to the second installment which resulted in a net increase of approximately $0.5 million during the quarter ended June 30, 2009.  The increase in revenue was partially offset by a decline in owned content PPV revenue because fewer titles were distributed on DBS platforms during the quarter ended June 30, 2009 as compared to the same prior year quarter.

Repped Content

Repped content revenue includes amounts from the licensing of film titles that we represent (but do not own) under sales agency relationships with various independent film producers. The increase in revenue was primarily due to the distribution of repped content on domestic VOD platforms during the quarter ended June 30, 2009.

Other Revenue

Other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors.  Other revenue during the quarter ended June 30, 2009 was consistent with the same prior year quarter.

Cost of Sales

Our cost of sales is comprised of the amortization of our owned content film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services.  We have recorded deferred costs during the quarter ended June 30, 2009 associated with a producer-for-hire deal which will be recognized within cost of sales upon completion of the production.  There is no significant cost of sales related to the repped content business.

The increase in cost of sales during the quarter ended June 30, 2009 as compared to the same prior year quarter was primarily due to higher film cost amortization related to the delivery of the remaining outstanding episodes from the third installment of an owned content series.  Film cost amortization as a percentage of the related owned content revenue during the quarter ended June 30, 2009 and 2008 was 44% and 39%, respectively.

Operating Expenses and Operating Income (Loss)

Operating expenses during the quarter ended June 30, 2009 declined as compared to the same prior year quarter primarily due to a reduction in tradeshow costs associated with our efforts to further reduce expenses in response to lower revenue experienced as a result of the economic downturn.  Operating income was $0.4 million during the quarter ended June 30, 2009 as compared to an operating loss of $0.1 million during the same prior year quarter.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the periods presented (amounts in table may not sum due to rounding):

	(In millions, except %) Quarter Ended June 30,		Percent Change
	2009	2008	‘09 vs. ‘08
Net revenue
Net membership	$0.3	$0.4	(25)%
Other	0.1	0.1	0%

Total	0.3	0.5	(40)%

Cost of sales	0.6	0.4	50%

Gross profit (loss)	(0.2)	—	#

Gross profit percentage	^	—%

Operating expenses	0.1	0.6	(83)%

Operating loss	$(0.4)	$(0.5)	20%

# Change is in excess of 100%.

^ Information is not meaningful.

Net Revenue

Revenue from our Direct-to-Consumer segment primarily consists of amounts earned through the provision of internet subscriptions to customers.  Net membership revenue during the quarter ended June 30, 2009 was generally consistent with the same prior year quarter.

Other revenue during the quarter ended June 30, 2009 was consistent with the same prior year quarter.  This revenue primarily relates to the sale of content to other webmasters, the distribution of our website to the LodgeNet Entertainment Corporation customer base, and revenue from the distribution of our content through wireless platforms.

Cost of Sales

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content and depreciation of assets.  These costs also include expenses incurred in connection with the IPTV business model and primarily include the employee, depreciation and travel costs incurred for the future distribution of content through that product line.

The increase in cost of sales during the quarter ended June 30, 2009 was primarily due to additional internet traffic purchases incurred to improve our website membership revenue.

Operating Expenses and Operating Loss

Operating expenses decreased during the quarter ended June 30, 2009 as compared to the same quarter in the prior year due to our restructuring of the new product line operations.  Based on lower than expected subscriber additions for our IPTV set-top box business, the economic downturn and other factors, we determined during the fourth quarter of fiscal year 2009 that it was appropriate to restructure our new product line operations and materially reduce the resources allocated to those operations.  We continue to offer the IPTV set-top box product, but this service is now supported through a significantly lower cost structure.  We incurred an operating loss of $0.4 million for the quarter ended June 30, 2009 as compared to $0.5 million for the same prior year quarter.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment for each of the periods presented:

	(In millions) Quarter Ended June 30,		Percent Change
	2009	2008	‘09 vs. ‘08
Operating expenses	$2.6	$2.9	(10)%

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

Corporate administration expenses incurred during the quarter ended June 30, 2009 declined as compared to the same prior year quarter primarily due to a reduction in employee costs from the departure of our former Chief Operating Officer during the fourth quarter of fiscal year 2009 as well as lower auditing and accounting fees from ongoing cost reduction efforts.

Liquidity and Capital Resources

Our current priorities for the use of our cash are:

• investments in processes intended to improve the quality and marketability of our products;

• funding our operating and capital requirements; and

• funding, from time to time, opportunities to enhance shareholder value, whether in the form of repurchase of shares of our common stock, cash dividends or other strategic transactions, although we do not currently have any foreseeable plans to participate in such opportunities.

We anticipate that our existing cash, cash equivalents and cash flows from operations will be sufficient during the next 12 months to satisfy our operating requirements. We also anticipate that we will be able to fund our estimated outlay for capital expenditures and other related purchases that may occur during the next 12 months through our available cash and cash equivalents and our expected cash flows from operations during that period.

The financial institution that provides us with our line of credit was recently sold to another financial institution. Although we have no indication that the change in ownership will impact the Company’s existing line of credit, it is possible that our ability to draw down on our line of credit will be negatively impacted by the change in ownership. As of June 30, 2009, there was a $4.0 million outstanding principal balance under the existing line of credit. We have approximately $17.3 million of available cash and cash equivalents as of June 30, 2009. We believe that if (a) we are unable to draw down additional funds through our line of credit, or (b) we were required to pay down the existing line of credit, we could satisfy our operating requirements during the next 12 months utilizing our available cash and estimated cash generated through operations during that period.

Sources and Uses of Cash

Cash Flows from Operating and Investing Activities

Our cash flows from operating and investing activities are summarized as follows (amounts in table may not sum due to rounding):

	(In millions) Quarter Ended June 30,
	2009	2008
Net cash provided by operating activities	$1.4	$4.5

Cash flows from investing activities:
Purchase of marketable securities	—	(0.6)
Redemption of marketable securities	0.1	0.8
Purchases of equipment and furniture	(0.2)	(1.7)
Purchase of intangible assets	(0.0)	(0.5)

Net cash used in investing activities	$(0.1)	$(1.9)

The decrease in cash provided by operating activities during the quarter ended June 30, 2009 as compared to the same prior year quarter is primarily from the following:

•   a $1.0 million decrease in cash flows from the Film Production segment’s producer-for-hire services; and

•   a $2.6 million decrease in cash flows from accounts receivable collections because the prior year quarter benefited from the collection of certain Transactional TV and Film Production segment customer balances which did not recur during the quarter ended June 30, 2009.

Cash from investing activities during the quarter ended June 30, 2009 included $0.1 million of cash received from the redemption of marketable securities and approximately $0.2 million of cash used to purchase miscellaneous equipment and furniture.

Cash Flows from Financing Activities

Our cash flows from financing activities are as follows (amounts in table may not sum due to rounding):

	(In millions) Quarter Ended June 30,
	2009	2008
Cash flows from financing activities:
Purchases of common stock	—	(1.5)
Payment of dividends	—	(3.0)
Payment of long-term seller financing	(0.1)	—
Net cash used in financing activities	$(0.1)	$(4.5)

Net cash used in financing activities during the quarter ended June 30, 2009 consists of $0.1 million in payments for long-term seller financing related to our purchase of a patent in fiscal year 2008.

Borrowing Arrangements

In July 2009, we extended the term of a $9.0 million line of credit from a third-party financial institution. Amounts borrowed under the line of credit can be used to support short-term working capital needs. The line of credit is secured by our trade accounts receivable and will mature in December 2009. Per the contractual loan agreement, borrowings under the line of credit are based on the greater of the current prime rate less 0.125% or 5.75%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and we were in compliance with the covenants at June 30, 2009. Our outstanding principal balance under the line of credit as of June 30, 2009 was $4.0 million.

Commitments and Contingencies

In connection with our adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, we have a $0.2 million liability recorded for unrecognized tax benefits at June 30, 2009. We cannot reasonably estimate when or if this liability will be paid.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk.    The Company’s exposure to market risk is principally confined to cash in bank and money market accounts, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity.    Changes in interest rates could impact our anticipated interest income on cash and cash equivalents. An adverse change in interest rates in effect at June 30, 2009 would not have a material impact on the Company’s net income or cash flows.

Changes in interest rates could also impact the amount of interest we pay on borrowings under our line of credit. A 10% adverse change in the interest rates on borrowings under our line of credit would not have a material impact on the Company’s interest expense.

Foreign Currency Exchange Risk.    The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective.

(b) Internal Controls. There were no changes in our internal control over financial reporting that occurred during our first quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for the year ended March 31, 2009, as such risk factors have been updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
10.01	Change in Terms Agreement, as supplemented (including related Business Loan Agreement), dated June 15, 2009 between New Frontier Media, Inc. and First Community Bank
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
Dated: August 7, 2009	By:	/s/ Michael Weiner
	Name:	Michael Weiner
	Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.01	Change in Terms Agreement, as supplemented (including related Business Loan Agreement), dated June 15, 2009 between New Frontier Media, Inc. and First Community Bank
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002