Form 10-Q
period 2009-09-30
NEW FRONTIER MEDIA INC
filed 2009-11-09
CIK 847383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2009

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

As of November 1, 2009, 19,494,038 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q

NEW FRONTIER MEDIA, INC.

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2009

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	(Unaudited)
	September 30,	March 31,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$16,303	$16,049
Restricted cash	93	16
Marketable securities	1,000	90
Accounts receivable, net of allowance for doubtful accounts of $285 and $308, at September 30, 2009 and March 31, 2009, respectively	9,741	10,242
Deferred producer-for-hire costs	2,049	60
Taxes receivable	761	683
Deferred tax assets	434	358
Prepaid and other assets	1,732	1,592

Total current assets	32,113	29,090

Equipment and furniture, net	5,130	5,573
Prepaid distribution rights, net	11,015	10,933
Recoupable costs and producer advances, net	4,625	4,999
Film costs, net	6,181	6,672
Goodwill	8,599	8,599
Other identifiable intangible assets, net	1,265	1,630
Other assets	1,048	1,043

Total assets	$69,976	$68,539

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,018	$2,144
Producers payable	784	950
Deferred revenue	789	737
Accrued compensation	1,719	1,188
Deferred producer liabilities	2,088	1,970
Short-term debt	3,500	4,000
Accrued and other liabilities	1,435	2,112

Total current liabilities	12,333	13,101

Deferred tax liabilities	1,007	903
Taxes payable	309	242
Other long-term liabilities	575	718

Total liabilities	14,224	14,964

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 19,494 shares issued and outstanding at September 30, 2009 and March 31, 2009	2	2
Additional paid-in capital	54,963	54,702
Retained earnings (accumulated deficit)	836	(997)
Accumulated other comprehensive loss	(49)	(132)

Total shareholders’ equity	55,752	53,575

Total liabilities and shareholders’ equity	$69,976	$68,539

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Six Months Ended September 30,
	2009	2008	2009	2008
Net sales	$11,388	$13,375	$23,892	$26,436
Cost of sales	4,200	4,429	8,826	8,358

Gross margin	7,188	8,946	15,066	18,078

Operating expenses:
Sales and marketing	1,737	2,133	3,864	4,558
General and administrative	3,791	4,602	8,131	9,323
Charge for asset impairments	—	65	28	65

Total operating expenses	5,528	6,800	12,023	13,946

Operating income	1,660	2,146	3,043	4,132

Other income (expense):
Interest income	13	68	26	146
Interest expense	(68)	(59)	(144)	(115)
Other income, net	9	—	3	—

Total other income (expense)	(46)	9	(115)	31

Income before provision for income taxes	1,614	2,155	2,928	4,163

Provision for income taxes	(608)	(860)	(1,095)	(1,689)

Net income	$1,006	$1,295	$1,833	$2,474

Basic income per share	$0.05	$0.06	$0.09	$0.11

Diluted income per share	$0.05	$0.06	$0.09	$0.11

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,833	$2,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,616	4,575
Share-based compensation	333	537
Deferred taxes	(16)	(99)
Charge for asset impairments	28	65
Change in operating assets and liabilities
Accounts receivable	501	2,680
Accounts payable	(51)	(263)
Prepaid distribution rights	(1,982)	(2,504)
Film costs	(955)	(1,167)
Deferred producer-for-hire costs	(1,989)	—
Deferred revenue	52	273
Producers payable	(166)	(55)
Taxes receivable and payable	(10)	1,184
Recoupable costs and producer advances	346	(1,517)
Accrued compensation	531	(369)
Other assets and liabilities	(886)	170

Net cash provided by operating activities	2,185	5,984

Cash flows from investing activities:
Purchase of marketable securities	(1,000)	(1,730)
Redemption of marketable securities	90	1,184
Purchases of equipment and furniture	(432)	(2,222)
Purchase of intangible assets	(18)	(688)
Payment of related party note arising from business acquisition	—	(21)

Net cash used in investing activities	(1,360)	(3,477)

Cash flows from financing activities:
Purchases of common stock	—	(4,303)
Payment of dividends	—	(2,982)
Payment on short-term debt	(500)	—
Payment of long-term seller financing	(75)	—

Net cash used in financing activities	(575)	(7,285)

Net increase (decrease) in cash and cash equivalents	250	(4,778)
Effect of exchange rate changes on cash and cash equivalents	4	(3)
Cash and cash equivalents, beginning of period	16,049	18,325

Cash and cash equivalents, end of period	$16,303	$13,544

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Six Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,006	$1,295	$1,833	$2,474
Other comprehensive income (loss):
Unrealized loss on available-for-sale marketable securities, net of tax	—	(2)	—	(2)
Currency translation adjustment	12	(49)	83	(49)

Total comprehensive income	$1,018	$1,244	$1,916	$2,423

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	(Unaudited) Six Months Ended September 30,
	2009	2008
Common stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	54,702	61,854
Reversal of tax benefit for stock option forfeitures/cancellations	(72)	—
Purchases of common stock	—	(4,303)
Share-based compensation	333	537

Balance at end of period	54,963	58,088

Retained earnings (accumulated deficit)
Balance at beginning of period	(997)	4,191
Net income	1,833	2,474

Balance at end of period	836	6,665

Accumulated other comprehensive loss
Balance at beginning of period	(132)	(10)
Unrealized loss on marketable securities	—	(2)
Currency translation adjustment	83	(49)

Balance at end of period	(49)	(61)

Total shareholders’ equity	$55,752	$64,694

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its wholly owned subsidiaries (collectively hereinafter referred to as “New Frontier Media,” the “Company,” “we,” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company believes these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of New Frontier Media’s financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s annual report on Form 10-K filed with the SEC on June 12, 2009.

The results of operations for the three and six month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company has performed an evaluation of subsequent events through November 9, 2009, which is the date the financial statements were issued.

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

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued that are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued standards that

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

are not yet effective will not have a material impact on the Company’s results of operations and financial position.

Accounting Standards Codification Pronouncement

On July 1, 2009, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2009-1, Generally Accepted Accounting Principles, which establishes the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC”).   The Codification is the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  The Codification reorganizes the GAAP pronouncements into accounting topics and displays them using a consistent structure.  The Codification also organizes the relevant SEC guidance using the same topical structure.  The impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Fair Value Measurement Pronouncement

On July 1, 2009, the Company adopted certain provisions of FASB ASC Topic 320-10-65 (Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments). This guidance requires interim disclosures regarding the fair values of financial instruments. Additionally, the guidance requires disclosures about the methods and assumptions used to estimate the fair value of financial instruments on a interim basis as well as changes in the methods and significant assumptions from prior periods. The adoption of this guidance did not have a material impact on the Company’s results of operations and financial position.

Revenue Recognition Pronouncement

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition - Multiple-Deliverable Revenue Arrangements (FASB ASC Topic 605), a consensus of the FASB Emerging Issues Task Force.  This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence (“VSOE”), now referred to as third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted.

This update requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. This update may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company is currently evaluating the impact of adopting these updates on its results of operations and financial position.

Other Accounting Pronouncements

On July 1, 2009, the Company adopted certain provisions of FASB ASC Topic 320-10-65 (Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment).  This guidance amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator.  Under the guidance, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. The adoption of this guidance did not have a material impact on the Company’s results of operations and financial position.

During 2009, the FASB has issued several ASU’s — ASU No. 2009-02 through ASU No. 2009-15. Except for ASU No. 2009-13 discussed above, the ASU’s had no impact on the Company’s results of operations and financial position.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

NOTE 3 — INCOME PER SHARE

The components of basic and diluted income per share are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,006	$1,295	$1,833	$2,474
Average outstanding shares of common stock	19,494	23,202	19,494	23,445
Dilutive effect of warrants/stock options	4	14	4	29
Common stock and common stock equivalents	19,498	23,216	19,498	23,474
Basic income per share	$0.05	$0.06	$0.09	$0.11
Diluted income per share	$0.05	$0.06	$0.09	$0.11

The Company computed basic income per share using net income and the weighted average number of common shares outstanding during the period. The Company computed diluted income per share using net income and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. The Company excluded 1.8 million and 2.3 million options and warrants from the calculation of diluted earnings per share for the three month periods ended September 30, 2009 and 2008, respectively, and 1.8 million and 2.2 million options and warrants from the calculation of diluted earnings per share for the six month periods ended September 30, 2009 and 2008, respectively.  Inclusion of these options and warrants would be antidilutive.

NOTE 4 — EMPLOYEE EQUITY INCENTIVE PLANS

The Company adopted the New Frontier Media, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) during fiscal year 2008. The 2007 Plan was approved by the Company’s shareholders and the purpose of the 2007 Plan was to replace prior plans with one incentive plan. No awards or grants are available to be made under prior plans. Under the 2007 Plan, employees and directors of the Company may be granted incentive stock options, restricted stock, bonus stock and other awards, or any combination thereof. There were 1,250,000 shares of the Company’s common stock originally authorized for issuance under the 2007 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 350,000 shares. Awards granted under the 2007 Plan that are subsequently forfeited or cancelled may be reissued under the provisions of the 2007 Plan. Options have been granted to employees and non-employee directors of New Frontier Media with exercise prices equal to, or in excess of, the fair market value of the underlying common stock at the date of grant. Generally, the stock options vest ratably over a four-year period and expire ten years from the date of grant. As of September 30, 2009, approximately 0.6 million awards were available for issuance under the 2007 Plan.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

The weighted average estimated fair values of stock option grants and the weighted average assumptions that were used in calculating such values for the three and six month periods ended September 30, 2009 and 2008 are reflected below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Weighted average estimated fair value per award	(1)	(1)	$(1)	$2.33
Expected term (in years)	(1)	(1)	(1)	5
Risk free interest rate	(1)	(1)	(1)	2.7%
Volatility	(1)	(1)	(1)	52%
Dividend yield	(1)	(1)	(1)	—%

(1)  No options were granted during the noted periods ended September 30.

Equity-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, which considers estimated forfeitures. The Company recognizes the effect of adjusting the estimated forfeiture rate for all expense amortization in the period that the Company changes the forfeiture estimate. The effect of forfeiture adjustments was not significant during the periods presented.

The following table summarizes the effects of share-based compensation resulting from options granted under the Company’s equity incentive plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Share-based compensation expense before income taxes	$120	$280	$333	$537
Income tax benefit	(44)	(112)	(123)	(218)
Total share-based compensation expense after income taxes	$76	$168	$210	$319
Share-based compensation effect on basic earnings per common share	$—	$0.01	$0.01	$0.01
Share-based compensation effect on diluted earnings per common share	$—	$0.01	$0.01	$0.01

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Stock option transactions during the six month period ended September 30, 2009 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at March 31, 2009	1,991,902	$6.08
Forfeited/Expired	(185,000)	$6.54

Outstanding at September 30, 2009	1,806,902	$6.03	6.0	$3

Options exercisable at September 30, 2009	1,316,852	$6.44	5.0	$3

Options vested and expected to vest—Non-Officers	718,303	$6.66	6.0	$3

Options vested and expected to vest—Officers	998,523	$5.69	5.7	$—

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media stock at the time of exercise or at the end of the quarter if unexercised.

The Company issues new shares of common stock upon the exercise of stock options. As of September 30, 2009, there was $0.1 million and $0.7 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company’s equity incentive plan. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of  2 years.

NOTE 5 — SEGMENT INFORMATION

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

• Direct-to-Consumer—aggregates and resells adult content via the Internet. The Direct-to-Consumer segment sells content to subscribers primarily through its consumer websites. This segment also operates an internet protocol television (“IPTV”) set-top box business model.

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

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit (loss) is based on income (loss) before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels. The selected operating results of the Company’s segments during each of the three and six month periods ended September 30 are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net sales
Transactional TV	$9,315	$10,773	$18,959	$21,329
Film Production	1,744	2,202	4,277	4,249
Direct-to-Consumer	329	400	656	858
Total	$11,388	$13,375	$23,892	$26,436
Segment profit (loss)
Transactional TV	$4,142	$5,453	$8,121	$10,955
Film Production	76	34	433	(34)
Direct-to-Consumer	(372)	(654)	(758)	(1,194)
Corporate Administration	(2,232)	(2,678)	(4,868)	(5,564)
Total	$1,614	$2,155	$2,928	$4,163
Interest income
Film Production	$—	$1	$—	$3
Corporate Administration	13	67	26	143
Total	$13	$68	$26	$146
Interest expense
Direct-to-Consumer	$3	$3	$6	$7
Corporate Administration	65	56	138	108
Total	$68	$59	$144	$115

Depreciation and amortization
Transactional TV	$1,302	$1,274	$2,585	$2,460
Film Production	741	971	1,820	1,825
Direct-to-Consumer	97	147	187	283
Corporate Administration	12	4	24	7
Total	$2,152	$2,396	$4,616	$4,575

The Company’s total identifiable asset balance by operating segment as of the dates presented was as follows (in thousands):

	September 30, 2009			March 31, 2009
	Gross	Eliminations	Net	Gross	Eliminations	Net
Identifiable Assets
Transactional TV	$155,401	$(128,169)	$27,232	$147,693	$(120,509)	$27,184
Film Production	25,573	(2,600)	22,973	24,695	(2,242)	22,453
Direct-to-Consumer	17,092	(15,354)	1,738	18,536	(16,700)	1,836
Corporate Administration	51,373	(33,340)	18,033	49,909	(32,843)	17,066

Total	$249,439	$(179,463)	$69,976	$240,833	$(172,294)	$68,539

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

Approximately $0.6 million of the Company’s total assets are located in Europe as of September 30, 2009. All other assets are located in the U.S.

Net sales, classified by geographic billing location of the customer, during each of the three and six month periods ended September 30 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008

Domestic net sales	$10,038	$12,606	$21,337	$24,932

International net sales:
Europe, Middle East and Africa	499	247	816	620
Latin America	449	191	828	313
Canada	364	192	731	328
Other	38	139	180	243
Total international net sales	1,350	769	2,555	1,504

Total net sales	$11,388	$13,375	$23,892	$26,436

NOTE 6 — MAJOR CUSTOMERS

The Company’s major customers (revenue in excess of 10% of net sales) are Comcast Corporation (“Comcast”), DirecTV, Inc. (“DirecTV”), Time Warner, Inc. (“Time Warner”) and DISH Network Corporation (“DISH”). These customers are included in the Transactional TV and Film Production segments. Net sales from these customers as a percentage of total net sales for each of the three and six month periods ended September 30 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Comcast	18%	23%	19%	22%
DirecTV	14%	15%	14%	15%
Time Warner	13%	13%	13%	14%
DISH	12%	14%	12%	14%

The Company’s outstanding accounts receivable balances due from its major customers as of the dates presented are as follows (in thousands):

	September 30, 2009	March 31, 2009
Comcast	$1,371	$1,735
DirecTV	1,062	1,121
Time Warner	836	683
DISH	896	940

The loss of any of the Company’s major customers would have a material adverse effect on the Company’s results of operations and financial condition.

In October 2009, the Company announced that DirecTV, which increased the distribution of the Company’s channels from two channels to three channels during the third quarter of fiscal year 2008, notified the Company that it would reduce its carriage back

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

to two channels under terms materially similar to the original agreement covering all three channels effective November 2009.  Consistent with the terms of the original agreement, the customer has the right to discontinue carriage of any of the remaining two channels without penalty and with little advance notice.  While there can be no assurances that the removal of the third channel will impact the Company’s PPV revenue in direct proportion to the channel’s contribution to the Company’s overall PPV revenue while the channel was carried, the loss of the third channel is expected to have a negative impact on PPV revenue.  The Company cannot reasonably estimate the potential adverse impact this may have on its business going forward.

NOTE 7 — MARKETABLE SECURITIES

The marketable securities held by the Company at September 30, 2009 are short-term certificates of deposit with maturity dates before March 31, 2010, and the amortized cost basis and aggregate fair value is $1.0 million.   The marketable securities are categorized as available-for-sale and are reported at fair value.

NOTE 8 — INCOME TAXES

The Company accounts for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement. As of September 30, 2009, the Company had total unrecognized tax benefits of approximately $0.3 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If the Company were to prevail or the uncertainties were settled in favor of the Company on all uncertain tax positions, the net effect is estimated to be a benefit to the Company’s tax expense of approximately $0.3 million. As of September 30, 2009, the Company had accrued immaterial amounts of interest expense related to uncertain tax position liabilities. If the Company were to prevail or the uncertainties were settled in favor of the Company on all uncertain tax positions, the reversal of the accrued interest would result in an immaterial benefit to the Company.

The Company files U.S. federal and state income tax returns. With few exceptions, the Company is no longer subject to examination of its federal and state income tax returns for years including and prior to fiscal years 2005 and 2000, respectively.

NOTE 9 — BORROWING ARRANGEMENTS

In July 2009, the Company extended the term of its $9.0 million line of credit from a third-party financial institution. Amounts borrowed under the line of credit can be used to support the Company’s short-term working capital needs. The line of credit is secured by the Company’s trade accounts receivable and will mature in December 2009. Per the contractual loan agreement, borrowings under the line of credit are based on the greater of the current prime rate less 0.125% or 5.75%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and the Company was in compliance with the covenants at September 30, 2009. The Company’s outstanding principal balance under the line of credit as of September 30, 2009 was $3.5 million.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Employment Contracts

In August and September 2009, the Company amended certain executive officer and other key employee employment contracts.  The impact of the amended contracts was primarily to extend the related time period of the contract.  All other terms and conditions of the amended contracts are materially equivalent to the original agreements. The impact of the amended contracts on the Company’s contractual future obligations is to increase the amounts by $0.1 million, $1.2 million, $2.3 million, $1.7 million, and $0.6 million in each of the fiscal years ended March 31, 2010, 2011, 2012, 2013, and 2014, respectively.

Legal Proceedings

In the normal course of business, the Company is subject to various lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 11 — FAIR VALUE MEASUREMENTS

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists the three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market.  The Company

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(UNAUDITED)

categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. The Company has no Level 1 assets and liabilities.

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (such as a Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 non-derivative investments consist of certificates of deposit.

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. The Company has no Level 3 assets and liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Gross Fair Value	Net Fair Value

Certificates of deposit	$—	$1,000	$—	$1,000	$1,000

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets, such as film costs, intangible assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be impaired. The fair values are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections.

An impairment charge is recorded when the cost of the asset exceeds its fair value. The Company did not record any related impairments on assets required to be measured at fair value on a non-recurring basis during the six month period ended September 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of New Frontier Media, Inc. and its consolidated subsidiaries, or the Company or the Registrant, and the information incorporated by reference includes forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding trend analysis and the Company’s expected financial position and operating results, its business strategy, its financing plans and the outcome of contingencies are forward-looking statements. Forward-looking statements are also identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “could,” “will,” “would,” and similar expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers that accounted for approximately 58% of our total revenue during the six month period ended September 30, 2009; 2) maintain the license fee structures and distribution market share currently in place with our customers; 3) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers; 4) retain our key executives; 5) produce film content that is well received by our Film Production segment’s customers; 6) attract market support for our stock; 7) comply with future regulatory developments; and 8) successfully compete against other forms of entertainment such as adult oriented internet sites and adult oriented premium channel content. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of our most recently filed Form 10-K and Item 1A located in Part II herein, as updated by periodic and current reports that we may file from time to time with the United States Securities and Exchange Commission (“SEC”) that amend or update such factors.

Executive Summary

We are a leader in transactional television and the distribution of independent general motion picture entertainment. Our key customers are large cable and satellite operators in the United States. Our products are sold to these operators who then distribute them to retail customers via pay-per-view (“PPV”) and video-on-demand (“VOD”) technology. We earn revenue through contractual percentage splits of the retail price. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our most profitable business line has historically been the Transactional TV segment. The Film Production segment incurred an operating loss in fiscal year 2009 primarily due to large non-cash impairment charges but has returned to profitability during the first half of fiscal year 2010.  Our Direct-to-Consumer segment has historically incurred operating losses. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc., including costs such as legal and accounting expenses, human resources and training, insurance, registration and filing fees with NASDAQ, executive employee costs and the SEC, investor relations, and printing costs associated with our public filings and shareholder communications.

The business models of each of our segments are summarized below.

Transactional TV Segment

Our Transactional TV segment is focused on the distribution of PPV and VOD services to MSOs and DBS providers. We earn a percentage of revenue, or “split”, from our content for each VOD, PPV or subscription that is purchased on our customers’ platforms. Revenue growth occurs as we launch our services to new cable MSOs or DBS providers, experience growth in the number of digital subscribers for systems where our services are currently distributed, when we launch additional services or replace our competitors’ services on existing customer cable and DBS platforms, and when our proportional buy rates improve relative to our competitors. Alternatively, our revenue could decline if we were to experience lower consumer buy rates as has been the case with the recent general economic downturn, if customers migrate to other forms of entertainment such as adult oriented internet sites, if the revenue splits we receive from our customers decline, if additional competitive channels are added to our customers’ platforms or if our existing customers remove our services from their platform.

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

Direct-to-Consumer Segment

Our Direct-to-Consumer segment generates revenue primarily by selling memberships to our consumer websites. We have focused our efforts on improving our internet products in terms of site design, navigation, features, content and performance in an effort to increase traffic to the websites and the conversion of that traffic into paying members.  The Direct-to-Consumer segment also operates an internet protocol television (“IPTV”) set-top box business model. Customers of the IPTV set-top box product can obtain content directly through the internet and view the content on television.  Revenue from the IPTV set-top box business has not been material to date.

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

Critical Accounting Policies

The significant accounting policies set forth in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as updated by Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, appropriately represent, in all material respects, the current status of our critical accounting policies, the disclosure with respect to which is incorporated herein by reference.

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2009	2008	% change	2009	2008	% change
Net revenue
VOD	$5.0	$5.6	(11)%	$10.1	$10.8	(6)%
PPV	4.2	5.0	(16)%	8.5	10.0	(15)%
Other	0.2	0.2	0%	0.4	0.4	0%

Total	9.3	10.8	(14)%	19.0	21.3	(11)%

Cost of sales	2.9	2.9	0%	5.9	5.5	7%

Gross profit	6.4	7.9	(19)%	13.1	15.8	(17)%

Gross profit percentage	69%	73%		69%	74%

Operating expenses	2.3	2.4	(4)%	5.0	4.8	4%

Operating income	$4.1	$5.5	(25)%	$8.1	$11.0	(26)%

Net Revenue

VOD

Revenue from our VOD services declined during the three and six month periods ended September 30, 2009 as compared to the same prior year periods, and we believe this decline is primarily due to a reduction in revenue from several of the largest cable MSOs in the U.S. as a result of the adverse impact on discretionary consumer spending from the economic downturn.  We believe consumers that have historically purchased our content with discretionary income have reduced or eliminated their acquisition of our content or are viewing adult content through less expensive alternatives such as the internet in response to the economic downturn.  Partially offsetting the decline in revenue was (a) a $0.5 million and $1.0 million increase in revenue associated with incremental international VOD distribution during the three and six month periods ended September 30, 2009, respectively, and (b) a $0.2 million and $0.4 million increase in domestic VOD revenue associated with distribution to a new cable MSO customer in the eastern U.S. during the three and six month periods ended September 30, 2009, respectively.

PPV

PPV revenue declined during the three and six month periods ended September 30, 2009 primarily due to a decrease in revenue from the two largest DBS providers in the U.S. and other top ten cable MSOs in the U.S., which we believe to be associated with the general economic downturn and related reduction in discretionary consumer spending.  The decline in revenue was partially offset by a $0.2 million and $0.3 million increase in revenue during the three and six month periods ended September 30, 2009, respectively, associated with our international expansion to markets primarily in Latin America.

In October 2009, we announced that the largest DBS provider in the U.S., which increased our distribution from two channels to three channels during the third quarter of fiscal year 2008, notified us that it would reduce its carriage back to two channels under terms materially similar to the original agreement covering all three channels effective November 2009.  Consistent with the terms of the original agreement, the customer has the right to discontinue carriage of any of the remaining two channels without penalty and with little advance notice.  While there can be no assurances that the removal of the third channel will impact our PPV revenue in direct proportion to the channel’s contribution to our overall PPV revenue while the channel was carried, the loss of the third channel is expected to have a negative impact on our PPV revenue.  We cannot reasonably estimate the potential adverse impact this may have on our business going forward.

Other

Other revenue primarily includes revenue from advertising on our PPV channels.  Amounts are generally consistent and comparable with the same prior year results.

Cost of Sales

Our cost of sales consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisitions, VOD transport, and amortization of content licenses. Cost of sales during the three month period ended September 30, 2009 was consistent with the same prior year period results.  Cost of sales increased during the six month period ended September 30, 2009 primarily due to (a) a $0.1 million increase in transport costs to support the increase in U.S. VOD distribution, (b) a $0.2 million increase in transponder and uplink costs to support additional PPV channel offerings, and (c) a $0.1 million increase in prepaid distribution amortization expense associated with licensing higher quality content to attract additional consumer purchases.

Operating Expenses and Operating Income

Operating expenses declined during the three month period ended September 30, 2009 due to a reduction in advertising and promotion costs as compared to the same prior year period.  Operating expenses increased during the six month period ended September 30, 2009 primarily as a result of (a) a $0.1 million increase in advertising and promotion costs incurred in connection with our efforts to increase domestic revenue, and (b) a $0.1 million increase in consulting fees associated with new business development.  Operating income for the three and six month periods ended September 30, 2009 was $4.1 million and $8.1 million, respectively, as compared to $5.5 million and $11.0 million during the three and six month periods ended September 30, 2008, respectively.

Film Production Segment

The following table sets forth certain financial information for the Film Production segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2009	2008	% change	2009	2008	% change
Net revenue
Owned content	$1.2	$1.7	(29)%	$3.2	$3.4	(6)%
Repped content	0.5	0.3	67%	1.0	0.7	43%
Other	—	0.1	#	0.1	0.2	(50)%

Total	1.7	2.2	(23)%	4.3	4.2	2%

Cost of sales	0.7	1.0	(30)%	1.8	1.9	(5)%

Gross profit	1.0	1.2	(17)%	2.5	2.4	4%

Gross profit percentage	59%	55%		58%	57%

Operating expenses	1.0	1.1	(9)%	2.0	2.4	(17)%

Operating income	$0.1	$0.0	#	$0.4	$0.0	#

# Change is in excess of 100%.

Net Revenue

Owned Content

Revenue decreased during the three month period ended September 30, 2009 primarily because the prior year quarter results included approximately $0.7 million in revenue from the delivery of titles to premium cable channel customers including the partial delivery of titles from an episodic series, and this revenue did not recur during the three month period ended September 30, 2009.  Revenue also declined as a result of (a) fewer sales to international distributors believed to be due to the downturn in the economy, and (b) a $0.1 million decline in owned content PPV revenue because fewer titles were distributed on DBS customer platforms.  These declines were partially offset by a $0.4 million increase in revenue from the delivery of a horror title to a pay television customer.

Revenue declined during the six month period ended September 30, 2009 primarily as a result of fewer sales to international distributors believed to be due to the downturn in the economy.  Revenue was also lower due to a $0.2 million decline in domestic PPV revenue because fewer titles were distributed on DBS platforms as compared to the same prior year period.  These declines were partially offset by the above noted increase in revenue from the delivery of a horror title to a pay television customer.

Repped Content

Repped content revenue includes amounts from the licensing of film titles that we represent (but do not own) under sales agency relationships with various independent film producers. The increase in revenue during the three and six month periods ended September 30, 2009 is primarily due to the distribution of repped content on domestic VOD platforms and through retail DVD markets during the first half of fiscal year 2010.  We also believe that our ability to represent and distribute film titles with widely recognized actors and actresses has also contributed to the improvement in repped content revenue as compared to the same prior year periods.

Other

Other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors.  Other revenue during the three and six month periods ended September 30, 2009 was generally consistent with the same prior year periods.

Cost of Sales

Our cost of sales is comprised of the amortization of our owned content film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services.  We have deferred costs of $2.0 million as of September 30, 2009 associated with a producer-for-hire deal which will be recognized upon completion of the production.  There is no significant cost of sales related to the repped content business.

The decrease in cost of sales during the three and six month periods ended September 30, 2009 as compared to the same prior year periods was primarily due to lower film cost amortization consistent with the decline in owned content revenue.  Film cost amortization as a percentage of the related owned content revenue during the three and six month periods ended September 30, 2009 was 47% and 45%, respectively, as compared to 44% and 42% during the three and six month periods ended September 30, 2008, respectively.  The increase in the film cost amortization as a percentage of owned content revenue is primarily due to the above mentioned delivery of a horror title which had a lower profit margin of approximately 20%.

Operating Expenses and Operating Income

Operating expenses declined during the three month period ended September 30, 2009 as compared to the same prior year period primarily due to (a) a reduction in recoupable cost and producer advance impairment charges, (b) lower bad debt expenses because the same prior year quarter included the write-off of certain specific customer accounts receivable, and (c) a decline in employee costs associated with our cost reduction efforts.  Operating expenses were also lower during the six month period ended September 30, 2009 as compared to the same prior year period primarily from (a) a $0.1 million reduction in tradeshow costs associated with efforts to further reduce expenses in response to lower revenue experienced as a result of the economic downturn, (b) a $0.1 million decline in bad debt expenses because the same prior year period included the write-off of certain specific customer accounts receivable, and (c) a decline in recoupable cost and producer advance impairment charges.  Operating income for the three and six month periods ended September 30, 2009 was $0.1 million and $0.4 million, respectively, as compared to break-even in each of the three and six month periods ended September 30, 2008.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2009	2008	% change	2009	2008	% change
Net revenue
Net membership	$0.3	$0.3	0%	$0.6	$0.7	(14)%
Other	—	0.1	#	0.1	0.1	0%

Total	0.3	0.4	(25)%	0.7	0.9	(22)%

Cost of sales	0.6	0.5	20%	1.1	0.9	22%

Gross loss	(0.2)	(0.1)	#	(0.5)	(0.1)	#

Operating expenses	0.1	0.5	(80)%	0.3	1.1	(73)%

Operating loss	$(0.4)	$(0.7)	43%	$(0.8)	$(1.2)	33%

# Change is in excess of 100%.

Net Revenue

Revenue from our Direct-to-Consumer segment primarily consists of amounts earned through the provision of internet subscriptions to customers.  Net membership revenue during the three and six month periods ended September 30, 2009 was generally consistent with the same prior year periods.

Other revenue during the three and six month periods ended September 30, 2009 was also consistent with the same prior year periods.  This revenue primarily relates to the sale of content to other webmasters, the distribution of our website to the LodgeNet Entertainment Corporation customer base, and revenue from the distribution of our content through wireless platforms.

Cost of Sales

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content and depreciation of assets.  These costs also include expenses incurred in connection with the IPTV business model and primarily include the employee and depreciation costs incurred for the future distribution of content through that product line.

The increase in cost of sales during the three and six month periods ended September 30, 2009 was primarily due to additional employee costs incurred in an effort to improve our website membership revenue.

Operating Expenses and Operating Loss

Operating expenses decreased during the three and six month periods ended September 30, 2009 as compared to the same prior year periods due to our restructuring of the new product line operations.  Based on lower than expected subscriber additions for our IPTV set-top box business, the economic downturn and other factors, we determined during the fourth quarter of fiscal year 2009 that it was appropriate to materially reduce the resources allocated to those operations.  We continue to offer the IPTV set-top box product, but this service is now supported through a significantly lower cost structure.  We incurred operating losses of $0.4 million and $0.8 million during the three and six month periods ended September 30, 2009, respectively, as compared to operating losses of $0.7 million and $1.2 million during the three and six month periods ended September 30, 2008, respectively.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment for each of the periods presented:

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2009	2008	% change	2009	2008	% change
Operating expenses	$2.2	$2.7	(19)%	$4.7	$5.6	(16)%

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

Corporate administration expenses incurred during the three month period ended September 30, 2009 declined as compared to the same prior year period primarily due to (a) a $0.2 million decline in external legal fees, (b)  $0.1 million reduction in employee costs primarily from the departure of our former Chief Operating Officer during the fourth quarter of fiscal year 2009, (c) a $0.1 million decline in third party advisor fees, and (d) a $0.1 million decline in travel costs associated with general cost reduction efforts.  Corporate administration expenses also declined during the six month period ended September 30, 2009 due to (a) a $0.3 million decline in external legal fees, (b) a $0.2 million decline in audit and accounting fees from ongoing cost reduction efforts, (c) a $0.1 million decline in third party advisor fees, (d) $0.1 million reduction in employee costs primarily from the departure of our former Chief Operating Officer, and (e) a $0.1 million decline in travel costs.

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

We anticipate that our existing cash, cash equivalents, short term marketable securities and cash flows from operations will be sufficient during the next 12 months to satisfy our operating requirements. We also anticipate that we will be able to fund our estimated outlay for capital expenditures and other related purchases that may occur during the next 12 months through our available cash, cash equivalents, short term marketable securities and our expected cash flows from operations during that period.

The financial institution that provides us with our line of credit was recently sold to another financial institution. Although we have no indication that the change in ownership will impact the Company’s existing line of credit, it is possible that our ability to draw down on our line of credit will be negatively impacted by the change in ownership. As of September 30, 2009, there was a $3.5 million outstanding principal balance under the existing line of credit. We have approximately $17.3 million of available cash, cash equivalents and short term marketable securities as of September 30, 2009. We believe that if (a) we are unable to draw down additional funds through our line of credit, or (b) we were required to pay down the existing line of credit, we could satisfy our operating requirements during the next 12 months utilizing our available cash, cash equivalents, short term marketable securities and estimated cash generated through operations during that period.

Sources and Uses of Cash

Cash Flows from Operating and Investing Activities

Our cash flows from operating and investing activities are summarized as follows (amounts in table may not sum due to rounding):

	Six Months Ended September 30,
(in millions)	2009	2008
Net cash provided by operating activities	$2.2	$6.0

Cash flows from investing activities:
Purchase of marketable securities	(1.0)	(1.7)
Redemption of marketable securities	0.1	1.2
Purchases of equipment and furniture	(0.4)	(2.2)
Purchase of intangible assets	(0.0)	(0.7)

Net cash used in investing activities	$(1.4)	$(3.5)

The decrease in cash provided by operating activities during the six month period ended September 30, 2009 as compared to the same prior year period is primarily from the following:

•   a $2.2 million comparable decrease in cash flows from accounts receivable collections because the prior year period benefited from the collection of certain Transactional TV and Film Production segment customer balances which did not recur during the six month period ended September 30, 2009;

•   a $2.0 million decrease in cash flows from the Film Production segment’s producer-for-hire services;

•   a $1.2 million comparable decrease in cash flows associated with taxes payable/receivable from the timing of the Company’s estimated tax payments; and

•   a $1.9 million increase in cash flows associated with the recovery of recoupable costs and producer advances.

Cash from investing activities during the six month period ended September 30, 2009 included $0.9 million of net cash used to purchase marketable securities and approximately $0.4 million of cash used to purchase equipment and furniture.

Cash Flows from Financing Activities

Our cash flows from financing activities are as follows (amounts in table may not sum due to rounding):

	Six Months Ended September 30,
(in millions)	2009	2008
Cash flows from financing activities:
Purchases of common stock	$—	$(4.3)
Payment of dividends	—	(3.0)
Payment on short-term debt	(0.5)	—
Payment of long-term seller financing	(0.1)	—
Net cash used in financing activities	$(0.6)	$(7.3)

Net cash used in financing activities during the six month period ended September 30, 2009 consists of $0.5 million of cash used to pay down the outstanding line of credit and $0.1 million in payments for long-term seller financing related to our purchase of a patent in fiscal year 2008.

Borrowing Arrangements

In July 2009, we extended the term of a $9.0 million line of credit from a third-party financial institution. Amounts borrowed under the line of credit can be used to support short-term working capital needs. The line of credit is secured by our trade accounts receivable and will mature in December 2009. Per the contractual loan agreement, borrowings under the line of credit are based on the greater of the current prime rate less 0.125% or 5.75%. The terms of the line of credit include certain defined negative and affirmative covenants customary for facilities of this type, and we were in compliance with the covenants at September 30, 2009. Our outstanding principal balance under the line of credit as of September 30, 2009 was $3.5 million.

Commitments and Contingencies

Employment Contracts

In August and September 2009, we amended certain executive officer and other key employee employment contracts.  The impact of the amended contracts was primarily to extend the related time period of the contract.  All other terms and conditions of the amended contracts are materially equivalent to the original agreements. The impact of the amended contracts on our contractual future obligations is to increase the amounts by $0.1 million, $1.2 million, $2.3 million, $1.7 million, and $0.6 million in each of the fiscal years ended March 31, 2010, 2011, 2012, 2013, and 2014, respectively.

Legal Proceedings

In the normal course of business, we are subject to various lawsuits and claims. We believe that the final outcome of these matters, either individually or in aggregate, will not have a material effect on our financial statements.

Uncertain Tax Positions

We have a $0.3 million liability recorded for unrecognized tax benefits at September 30, 2009. We cannot reasonably estimate when or if this liability will be paid.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements related to our operations, please refer to the related information provided under Note 2 — Recent Accounting Pronouncements to the accompanying Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk.    The Company’s exposure to market risk is principally confined to cash in bank, money market accounts and certificates of deposit, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity.    Changes in interest rates could impact our anticipated interest income on cash and cash equivalents. An adverse change in interest rates in effect as of September 30, 2009 would not have a material impact on the Company’s net income or cash flows.

Changes in interest rates could also impact the amount of interest we pay on borrowings under our line of credit. A 10% adverse change in the interest rates on borrowings under our line of credit would not have a material impact on the Company’s interest expense.

Foreign Currency Exchange Risk.    The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective.

(b) Internal Controls. There were no changes in our internal control over financial reporting that occurred during our second quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as such risk factors have been updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of its shareholders was held on August 24, 2009 in Santa Monica, California. Only the election of directors was submitted for a vote at the meeting, and the related election results were as follows:

1. Election of six directors to the Board of Directors to serve for the following year and until their successors are elected:

	For	Withheld
Michael Weiner	18,290,886	249,579
Alan L. Isaacman	13,179,379	5,361,086
Hiram J. Woo	17,086,473	1,453,992
David Nicholas	17,115,762	1,424,703
Melissa Hubbard	16,499,804	2,040,661
Walter Timoshenko	18,172,678	367,787

By virtue of the number of votes cast “For” each of the director nominees, each of them was elected to our board of directors.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

10.01#	Third Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation
10.02	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Michael Weiner
10.03	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Grant Williams
10.04	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ken Boenish
10.05	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Scott Piper
10.06	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Marc Callipari
10.07	New Frontier Media, Inc. Summary of Director Compensation Arrangement
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Confidential treatment has been requested as to portions of this exhibit.  Such portions have been redacted and filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
Dated: November 9, 2009	By:	/s/ Michael Weiner
	Name:	Michael Weiner
	Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.01#	Third Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation
10.02	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Michael Weiner
10.03	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Grant Williams
10.04	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ken Boenish
10.05	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Scott Piper
10.06	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Marc Callipari
10.07	New Frontier Media, Inc. Summary of Director Compensation Arrangement
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Confidential treatment has been requested as to portions of this exhibit.  Such portions have been redacted and filed separately with the SEC.