Form 10-Q
period 2009-12-31
NEW FRONTIER MEDIA INC
filed 2010-02-09
CIK 847383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended December 31, 2009

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

As of February 1, 2010, 19,464,838 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q

NEW FRONTIER MEDIA, INC.

FOR THE FISCAL QUARTER ENDED December 31, 2009

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	(Unaudited)
	December 31,	March 31,
	2009	2009
Assets
Current assets:
Cash and cash equivalents	$14,200	$16,049
Restricted cash	98	16
Marketable securities	500	90
Accounts receivable, net of allowance for doubtful accounts of $316 and $308, at December 31, 2009 and March 31, 2009, respectively	9,752	10,242
Deferred producer-for-hire costs	3,658	60
Taxes receivable	1,230	683
Deferred tax assets	—	358
Prepaid and other assets	1,583	1,592

Total current assets	31,021	29,090

Equipment and furniture, net	5,052	5,573
Prepaid distribution rights, net	10,970	10,933
Recoupable costs and producer advances, net	4,879	4,999
Film costs, net	6,926	6,672
Goodwill	8,599	8,599
Other identifiable intangible assets, net	1,141	1,630
Other assets	1,010	1,043

Total assets	$69,598	$68,539

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$1,155	$2,144
Producers payable	1,179	950
Deferred revenue	643	737
Accrued compensation	1,938	1,188
Deferred producer liabilities	1,793	1,970
Short-term debt	3,000	4,000
Deferred tax liabilities	216	—
Accrued and other liabilities	1,466	2,112

Total current liabilities	11,390	13,101

Deferred tax liabilities	88	903
Taxes payable	309	242
Other long-term liabilities	563	718

Total liabilities	12,350	14,964

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 19,465 and 19,494 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	2	2
Additional paid-in capital	54,958	54,702
Retained earnings (accumulated deficit)	2,341	(997)
Accumulated other comprehensive loss	(53)	(132)

Total shareholders’ equity	57,248	53,575

Total liabilities and shareholders’ equity	$69,598	$68,539

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	(Unaudited) Three Months Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2009	2008	2009	2008
Net sales	$11,547	$12,619	$35,439	$39,055
Cost of sales	4,171	4,120	12,997	12,478

Gross margin	7,376	8,499	22,442	26,577

Operating expenses:
Sales and marketing	2,043	2,084	5,907	6,642
General and administrative	4,119	4,488	12,250	13,811
Charge for goodwill impairment	—	10,009	—	10,009
Charge for non-goodwill asset impairments	13	1,127	41	1,192

Total operating expenses	6,175	17,708	18,198	31,654

Operating income (loss)	1,201	(9,209)	4,244	(5,077)

Other income (expense):
Interest income	10	36	36	182
Interest expense	(78)	(30)	(222)	(145)
Reversal of interest expense for uncertain tax positions	—	429	—	429
Other income, net	7	1	10	1

Total other income (expense)	(61)	436	(176)	467

Income (loss) before provision for income taxes	1,140	(8,773)	4,068	(4,610)

Provision for income tax benefit (expense)	365	(80)	(730)	(1,769)

Net income (loss)	$1,505	$(8,853)	$3,338	$(6,379)

Basic income (loss) per share	$0.08	$(0.42)	$0.17	$(0.28)

Diluted income (loss) per share	$0.08	$(0.42)	$0.17	$(0.28)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$3,338	$(6,379)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,784	6,578
Share-based compensation	384	792
Deferred taxes	(282)	(139)
Charge for asset impairments	41	11,201
Reversal of uncertain tax positions	—	(429)
Reversal of interest expense for uncertain tax positions	—	(429)
Change in operating assets and liabilities:
Accounts receivable	490	3,781
Accounts payable	(914)	(463)
Prepaid distribution rights	(2,872)	(3,548)
Film costs	(2,283)	(2,106)
Deferred producer-for-hire costs	(3,598)	(50)
Deferred revenue	(94)	(62)
Producers payable	229	(7)
Taxes receivable and payable	(477)	(252)
Recoupable costs and producer advances	92	(2,437)
Accrued compensation	750	(407)
Other assets and liabilities	(983)	1,049

Net cash provided by operating activities	605	6,693

Cash flows from investing activities:
Purchases of marketable securities	(1,000)	(2,011)
Redemptions of marketable securities	590	1,664
Purchases of equipment and furniture	(825)	(2,427)
Purchases of intangible assets	(90)	(764)
Payment of related party note arising from business acquisition	—	(21)

Net cash used in investing activities	(1,325)	(3,559)

Cash flows from financing activities:
Payments on short-term debt	(4,000)	—
Proceeds from short-term debt	3,000	4,000
Payment of long-term seller financing	(75)	—
Purchases of common stock	(56)	(8,355)
Payment of dividends	—	(2,982)

Net cash used in financing activities	(1,131)	(7,337)

Net decrease in cash and cash equivalents	(1,851)	(4,203)
Effect of exchange rate changes on cash and cash equivalents	2	(30)
Cash and cash equivalents, beginning of period	16,049	18,325

Cash and cash equivalents, end of period	$14,200	$14,092

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	(Unaudited) Three Months Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2009	2008	2009	2008
Net income (loss)	$1,505	$(8,853)	$3,338	$(6,379)
Other comprehensive income (loss):
Unrealized loss on available-for-sale marketable securities, net of tax	—	—	—	(2)
Currency translation adjustment	(4)	(34)	79	(83)

Total comprehensive income (loss)	$1,501	$(8,887)	$3,417	$(6,464)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	(Unaudited) Nine Months Ended December 31,
	2009	2008
Common stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	54,702	61,854
Reversal of tax benefit for stock option forfeitures/cancellations	(72)	—
Purchases of common stock	(56)	(8,355)
Share-based compensation	384	792
Reversal of uncertain tax position for capital transaction	—	1,058

Balance at end of period	54,958	55,349

Retained earnings (accumulated deficit)
Balance at beginning of period	(997)	4,191
Net income (loss)	3,338	(6,379)

Balance at end of period	2,341	(2,188)

Accumulated other comprehensive loss
Balance at beginning of period	(132)	(10)
Unrealized loss on marketable securities	—	(2)
Currency translation adjustment	79	(83)

Balance at end of period	(53)	(95)

Total shareholders’ equity	$57,248	$53,068

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

The results of operations for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company has performed an evaluation of subsequent events through February 9, 2010, which is the date the financial statements were issued.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of New Frontier Media.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by the Company in several areas, including, but not limited to, estimated revenue for certain Transactional TV segment pay-per-view (“PPV”) and video-on-demand (“VOD”) services; the recognition and measurement of income tax expenses, assets and liabilities (including the measurement of uncertain tax positions and the valuation allowances for deferred tax assets); the valuation of recoupable costs and producer advances; the assessment of film costs and the forecast of anticipated revenue (“ultimate” revenue), which is used to amortize film costs; the amortization methodology and valuation of prepaid distribution rights; the valuation of goodwill, intangible and other long-lived assets; and the valuation and recognition of share-based compensation.

The Company bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation in the condensed consolidated statements of cash flows. The previously reported classifications of cash flows from operating activities, investing activities and financing activities were not affected by these reclassifications.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued that are adopted by the Company as of the specified effective date. Unless otherwise discussed below, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s results of operations and financial position.

Accounting Standards Codification Pronouncement

On July 1, 2009, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2009-1, Generally Accepted Accounting Principles, which establishes the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“FASB ASC” or “Codification”).   The Codification is the single source of authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting pronouncements.  The Codification reorganizes the GAAP pronouncements into accounting topics and displays them using a consistent structure.  The Codification also organizes the relevant SEC guidance using the same topical structure.  The impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Fair Value Measurement Pronouncement

On July 1, 2009, the Company adopted certain provisions of FASB ASC Topic 320-10-65 (Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments). This guidance requires interim disclosures regarding the fair values of financial instruments. Additionally, the guidance requires disclosures about the methods and assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes in the methods and significant assumptions from prior periods. The impact on the Company’s financial statements from the adoption of this guidance is limited to disclosures regarding the fair values of financial instruments and did not have any other material impact on the Company’s results of operations and financial position.

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

This update requires expanded qualitative and quantitative disclosures and is effective for fiscal years beginning on or after June 15, 2010. However, companies may elect to adopt as early as interim periods ended September 30, 2009. This update may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively. The Company elected to adopt this guidance early as of October 1, 2009 and the adoption of the guidance did not have a material impact on the Company’s results of operations and financial position.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 — INCOME PER SHARE

The components of basic and diluted income (loss) per share are as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net income (loss)	$1,505	$(8,853)	$3,338	$(6,379)
Average outstanding shares of common stock	19,481	21,314	19,490	22,732
Dilutive effect of warrants/stock options	—	—	2	—
Common stock and common stock equivalents	19,481	21,314	19,492	22,732
Basic income (loss) per share	$0.08	$(0.42)	$0.17	$(0.28)
Diluted income (loss) per share	$0.08	$(0.42)	$0.17	$(0.28)

The Company computed basic income (loss) per share using net income (loss) and the weighted average number of common shares outstanding during the period. The Company computed diluted income (loss) per share using net income (loss) and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. The Company excluded 1.9 million and 2.3 million options and warrants from the calculation of diluted earnings per share for the three month periods ended December 31, 2009 and 2008, respectively, and 1.9 million and 2.2 million options and warrants from the calculation of diluted earnings per share for the nine month periods ended December 31, 2009 and 2008, respectively.  Inclusion of these options and warrants would be antidilutive.

NOTE 4 — EMPLOYEE EQUITY INCENTIVE PLANS

The Company adopted the New Frontier Media, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) during fiscal year 2008. The 2007 Plan was approved by the Company’s shareholders and the purpose of the 2007 Plan was to replace prior plans with one incentive plan. No awards or grants are available to be made under prior plans. Under the 2007 Plan, employees and directors of the Company may be granted incentive stock options, restricted stock, bonus stock and other awards, or any combination thereof. There were 1,250,000 shares of the Company’s common stock originally authorized for issuance under the 2007 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 350,000 shares. Awards granted under the 2007 Plan that are subsequently forfeited or cancelled may be reissued under the provisions of the 2007 Plan. Options have been granted to employees and non-employee directors of New Frontier Media with exercise prices equal to, or in excess of, the fair market value of the underlying common stock at the date of grant. As of December 31, 2009, approximately 0.2 million awards were available for issuance under the 2007 Plan.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The weighted average estimated fair values of stock option grants and the weighted average assumptions that were used in calculating such values for the three and nine month periods ended December 31, 2009 and 2008 are reflected below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Weighted average estimated fair value per award	$0.93	(1)	$0.93	$2.33
Expected term (in years)	6	(1)	6	5
Risk free interest rate	2.7%	(1)	2.7%	2.7%
Volatility	53%	(1)	53%	52%
Dividend yield	—%	(1)	—%	—%

(1)  No options were granted during the three month period ended December 31, 2008.

Equity-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, which considers estimated forfeitures. The Company recognizes the effect of adjusting the estimated forfeiture rate for all expense amortization in the period that the Company changes the forfeiture estimate. The effect of forfeiture adjustments during the three month period ended December 31, 2009 and 2008 was to reduce the related expenses by approximately $0.1 million and $0, respectively. The effect of forfeiture adjustments during the nine month period ended December 31, 2009 and 2008 was to reduce the related expenses by approximately $0.3 million and $0.2 million, respectively.

The following table summarizes the effects of share-based compensation resulting from options granted under the Company’s equity incentive plans. This expense is included in cost of sales and selling, general and administrative expenses (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Share-based compensation expense before income taxes	$51	$255	$384	$792
Income tax benefit	(18)	(102)	(134)	(317)
Total share-based compensation expense after income taxes	$33	$153	$250	$475
Share-based compensation effect on basic earnings (loss) per common share	$—	$0.01	$0.01	$0.02
Share-based compensation effect on diluted earnings (loss) per common share	$—	$0.01	$0.01	$0.02

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option transactions during the nine month period ended December 31, 2009 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at March 31, 2009	1,991,902	$6.08
Granted	382,000	$2.15
Forfeited/Expired	(365,000)	$5.41

Outstanding at December 31, 2009	2,008,902	$5.45	7.0	$—

Options exercisable at December 31, 2009	1,143,727	$6.78	5.6	$—

Options vested and expected to vest—Non-Officers	735,670	$6.56	5.9	$—

Options vested and expected to vest—Officers	1,141,347	$4.95	7.5	$—

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media stock at the time of exercise or at the end of the period if unexercised.

The Company issues new shares of common stock upon the exercise of stock options. As of December 31, 2009, there was $0.1 million and $0.9 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company’s equity incentive plan. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of approximately 2 years.  During the three month period ended December 31, 2009, approximately 28,000 warrants expired. There are no remaining outstanding warrants as of December 31, 2009.

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

• Corporate Administration—expenses reported as Corporate Administration include all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer segments. These costs include, but are not limited to, legal expenses, accounting expenses, human resource department costs, insurance expenses, registration and filing fees with NASDAQ, executive employee costs, and costs associated with the public company filings and shareholder communications.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit (loss) is based on income (loss) before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels. The selected operating results of the Company’s segments during each of the three and nine month periods ended December 31 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net sales
Transactional TV	$9,118	$10,517	$28,077	$31,846
Film Production	2,167	1,753	6,444	6,002
Direct-to-Consumer	262	349	918	1,207
Total	$11,547	$12,619	$35,439	$39,055
Segment profit (loss)
Transactional TV	$3,536	$5,245	$11,657	$16,200
Film Production	394	(11,212)	827	(11,246)
Direct-to-Consumer	(311)	(714)	(1,069)	(1,908)
Corporate Administration	(2,479)	(2,092)	(7,347)	(7,656)
Total	$1,140	$(8,773)	$4,068	$(4,610)
Interest income
Film Production	$2	$—	$2	$3
Corporate Administration	8	36	34	179
Total	$10	$36	$36	$182
Interest expense
Direct-to-Consumer	$3	$4	$9	$11
Corporate Administration	75	26	213	134
Total	$78	$30	$222	$145
Reversal of interest expense for uncertain tax positions
Corporate Administration	$—	$429	$—	$429

Depreciation and amortization
Transactional TV	$1,301	$1,274	$3,886	$3,734
Film Production	770	561	2,590	2,386
Direct-to-Consumer	85	156	272	439
Corporate Administration	12	12	36	19
Total	$2,168	$2,003	$6,784	$6,578

The Company’s total identifiable asset balance by operating segment as of the dates presented was as follows (in thousands):

	December 31, 2009			March 31, 2009
	Gross	Eliminations	Net	Gross	Eliminations	Net
Identifiable Assets
Transactional TV	$159,066	$(132,648)	$26,418	$147,693	$(120,509)	$27,184
Film Production	28,460	(2,774)	25,686	24,695	(2,242)	22,453
Direct-to-Consumer	16,891	(15,227)	1,664	18,536	(16,700)	1,836
Corporate Administration	52,455	(36,625)	15,830	49,909	(32,843)	17,066

Total	$256,872	$(187,274)	$69,598	$240,833	$(172,294)	$68,539

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Approximately $0.5 million of the Company’s total assets are located in Europe as of December 31, 2009. All other assets are located in the U.S.

Net sales, classified by geographic billing location of the customer, during each of the three and nine month periods ended December 31 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008

Domestic net sales	$10,221	$11,251	$31,558	$36,183

International net sales:
Europe, Middle East and Africa	366	590	1,182	1,210
Latin America	385	341	1,213	654
Canada	417	323	1,148	651
Asia	32	26	109	197
Other	126	88	229	160
Total international net sales	1,326	1,368	3,881	2,872

Total net sales	$11,547	$12,619	$35,439	$39,055

NOTE 6 — MAJOR CUSTOMERS

The Company’s major customers (revenue in excess of 10% of net sales) are Comcast Corporation (“Comcast”), DirecTV, Inc. (“DirecTV”), Time Warner, Inc. (“Time Warner”) and DISH Network Corporation (“DISH”). These customers are included in the Transactional TV and Film Production segments. Net sales from these customers as a percentage of total net sales for each of the three and nine month periods ended December 31 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Comcast	18%	24%	18%	23%
DirecTV	14%	15%	14%	15%
Time Warner	14%	13%	13%	14%
DISH	12%	12%	12%	13%

The Company’s outstanding accounts receivable balances due from its major customers as of the dates presented are as follows (in thousands):

	December 31, 2009	March 31, 2009
Comcast	$1,329	$1,735
DirecTV	955	1,121
Time Warner	565	683
DISH	1,385	940

The loss of any of the Company’s major customers would have a material adverse effect on the Company’s results of operations and financial condition.

In October 2009, the Company announced that DirecTV, which increased the distribution of the Company’s channels from two channels to three channels during the third quarter of fiscal year 2008, notified the Company that it would reduce its carriage back to two channels under terms materially similar to the original agreement covering all three channels, effective November 2009.  Consistent with the terms of the original agreement, the customer has the right to discontinue carriage of any of the remaining two channels without penalty and with little advance notice.  While there can be no assurances that the removal of the third channel will impact the Company’s PPV revenue in direct proportion to the channel’s contribution to the Company’s overall PPV revenue while the channel was carried, the loss of the third channel is expected to have a negative impact on PPV revenue.  The Company cannot reasonably estimate the potential adverse impact this may have on its business going forward.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — MARKETABLE SECURITIES

The marketable securities held by the Company at December 31, 2009 are short-term certificates of deposit with maturity dates before March 31, 2010, and the amortized cost basis and aggregate fair value is $0.5 million.   The marketable securities are categorized as available-for-sale and are reported at fair value.

NOTE 8 — INCOME TAXES

Uncertain Tax Positions

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

As of December 31, 2009, the Company had total unrecognized tax benefits of approximately $0.3 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If the Company was to prevail or the uncertainties were settled in favor of the Company on all uncertain tax positions, the net effect is estimated to be a benefit to the Company’s tax expense of approximately $0.3 million. As of December 31, 2009, the Company had accrued immaterial amounts of interest expense related to uncertain tax position liabilities. If the Company was to prevail or the uncertainties were settled in favor of the Company on all uncertain tax positions, the reversal of the accrued interest would result in an immaterial benefit to the Company.

During the three month period ended December 31, 2008, the statute of limitations expired on approximately $1.6 million of uncertain tax positions. This reversal of the uncertain tax positions resulted in a $0.4 million reduction in the Company’s tax expense and a $0.4 million reversal of related interest expense during the three month period ended December 31, 2008.

Research and Development Tax Credits

During the three month period ended December 31, 2009, the Company performed a research and development tax credit study.  The study considered fiscal years for which amended or current tax returns could be filed. The Company concluded that it was eligible for research and development tax credits that would result in a reduction in the provision for income tax expense for the noted fiscal years as follows (in thousands):

March 31,
2009	$217
2008	169
2007	129
2006	86
Total	$601

The Company filed amended and current tax returns during the three month period ended December 31, 2009 for each of the fiscal years noted above and included the research and development tax credits identified in the study.  As a result of the filings, the Company recorded a reduction in the provision for income tax expense of $0.6 million during the three month period ended December 31, 2009. Based on the research and development tax credit study performed during the three month period ended December 31, 2009, the Company has estimated that it will also utilize research and development tax credits during the year ended March 31, 2010 of between $0.1 million and $0.2 million.  Approximately $0.1 million of the estimated fiscal year 2010 tax credit is reflected in the three month period ended December 31, 2009 and the remaining amount will be reflected in the three month period ended March 31, 2010.

Other

The Company files U.S. federal and state income tax returns. With few exceptions, the Company is no longer subject to examination of its federal and state income tax returns for years including and prior to fiscal years 2006 and 2005, respectively.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9 — BORROWING ARRANGEMENTS

On December 15, 2009, the Company’s former line of credit matured and the Company obtained a new line of credit from a financial institution.  The line of credit is secured by certain trade accounts and accounts receivable, is scheduled to mature on December 15, 2010, and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum or (b) 5.75% per annum.  The remainder of the line of credit may be drawn from time to time to support the Company’s operations and short-term working capital needs, if any.  A loan origination fee of 0.5% of the available line was paid by the Company upon the execution of the line of credit.  The line of credit includes a maximum borrowing base equal to the lesser of 75% of the trade accounts and accounts receivable securing the line of credit or $5.0 million, and the maximum borrowing base at December 31, 2009 was $5.0 million.

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including, without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.50 to 1.00, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring without consent any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in the Company’s current client base as it relates to our largest clients.  The line of credit provides that an event of default will exist in certain circumstances, including without limitation, the Company’s failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, the Company’s insolvency, a change in control of the Company, any material adverse change in the Company’s financial condition and certain other events customary for facilities of this type.  As of December 31, 2009, the Company’s outstanding principal balance under the line of credit was $3.0 million, and the Company was in compliance with the related covenants.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In the normal course of business, the Company is subject to various lawsuits and claims. Management of the Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 11 — FAIR VALUE MEASUREMENTS

The Company accounts for certain assets and liabilities at fair value. The hierarchy below lists the three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market.  The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents the fair values of the Company’s financial instruments that are measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Gross Fair Value	Net Fair Value

Certificates of deposit	$—	$500	$—	$500	$500

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

An impairment charge is recorded when the cost of the asset exceeds its fair value. The Company did not record any material impairments on assets required to be measured at fair value on a non-recurring basis during the nine month period ended December 31, 2009.

NOTE 12 — GOODWILL AND FILM COST IMPAIRMENT CHARGES IN FISCAL YEAR 2009

Goodwill Impairment Charge

During the three month period ended December 31, 2008, the Company determined that continued adverse changes in the business climate and material revisions to the Film Production segment’s internal forecasts based on lower than expected revenue were events that could indicate that the fair value of the reporting unit was less than its carrying amount. In accordance with the applicable accounting codification, the Company determined an impairment test as of December 31, 2008 was appropriate and engaged an independent firm to assist in performing the impairment test. The income and market valuation approaches were considered in determining the estimated fair value of the Film Production segment. The income approach involves discounting the reporting unit’s projected free cash flow at its weighted average cost of capital. For the market approach, the Company considered comparable publicly traded company valuations and recent merger and acquisition valuations of comparable companies. The income approach was more heavily weighted than the market valuation approaches primarily because (a) the comparable market valuation approach companies were not profitable which required the Company to estimate enterprise value based on revenue multiples and revenue multiples are considered to be a less accurate measure of fair value as compared to alternative measures such as EBITDA, (b) the difference in the revenue multiples for the comparable companies were material and (c) there was a lack of comparability between the reporting unit and comparable companies.

The Company determined that the estimated fair value of the Film Production segment was less than its carrying value at December 31, 2008. As required under the applicable accounting codification, the Company then performed additional analysis to estimate the implied fair value of goodwill. The Company determined the implied fair value of the goodwill by first allocating the estimated fair value of the Film Production segment to the tangible and identifiable intangible assets and liabilities of the operating segment. The excess of the estimated fair value over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Based on this analysis, the Company recorded a goodwill impairment charge of $10.0 million to reduce the Film Production segment’s goodwill from $14.9 million to the implied fair value of goodwill of $4.9 million. The goodwill impairment was primarily due to significantly lower than expected performance of the Film Production segment during the three month period ended December 31, 2008 and a subsequent significant downward revision to the segment’s three year internal forecasts. The decline in performance and estimated future internal forecasts is due to the general deterioration in the film production and distribution markets.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Film Cost Impairment Charges

During the three month period ended December 31, 2008 and as part of the Company’s process to continually assess the expected performance of owned content, the Company determined that downward adjustments to the estimated performance of films and events within the Film Production segment should be recorded as a result of adverse changes to the business climate as discussed above. As a result, the Company recorded an impairment charge of approximately $1.1 million representing the difference in the unamortized film costs and the estimated fair value of the films and events. This expense was recorded in the charge for non-goodwill asset impairments in the condensed consolidated statements of operations.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers that accounted for approximately 57% of our total revenue during the nine month period ended December 31, 2009; 2) maintain the license fee structures and distribution market share currently in place with our customers; 3) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers; 4) retain our key executives; 5) produce film content that is well received by our Film Production segment’s customers; 6) attract market support for our stock; 7) comply with future regulatory developments; and 8) successfully compete against other forms of entertainment such as pay and free adult oriented internet sites as well as adult oriented premium channel content. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of our most recently filed Form 10-K, as updated by periodic and current reports that we may file from time to time with the United States Securities and Exchange Commission (“SEC”) that amend or update such factors.

Executive Summary

We are a leader in transactional television and the distribution of independent general motion picture entertainment. Our key customers are large cable and satellite operators in the United States. Our products are sold to these operators who then distribute them to retail customers via pay-per-view (“PPV”) and video-on-demand (“VOD”) technology. We earn revenue through contractual percentage splits of the retail price. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our most profitable business line has historically been the Transactional TV segment. The Film Production segment incurred an operating loss in fiscal year 2009 primarily due to large non-cash impairment charges but has returned to profitability during the first nine months of fiscal year 2010.  Our Direct-to-Consumer segment has historically incurred operating losses and is expected to continue to incur operating losses for the foreseeable future; however, we have focused our efforts on returning the segment to profitability through efforts described below. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc.

The business models of each of our segments are summarized below.

Transactional TV Segment

Our Transactional TV segment is focused on the distribution of PPV and VOD services to MSOs and DBS providers. We earn a percentage of revenue, or “split”, from our content for each VOD, PPV or subscription that is purchased on our customers’ platforms. Revenue growth occurs as we launch our services to new cable MSOs or DBS providers, experience growth in the number of digital subscribers for systems where our services are currently distributed, when we launch additional services or replace our competitors’ services on existing customer cable and DBS platforms, and when our proportional buy rates improve relative to our competitors. Alternatively, our revenue could decline if we were to experience lower consumer buy rates as has been the case with the recent general economic downturn, if customers migrate to other forms of entertainment such as pay and free adult oriented internet sites, if the revenue splits we receive from our customers decline, if additional competitive channels are added to our customers’ platforms or if our existing customers remove or replace our services on their platform.

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

Corporate Administration Segment

The Corporate Administration segment reflects all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer operating segments. These costs include, but are not limited to, legal expenses, accounting expenses, human resource department costs, insurance expenses, registration and filing fees with NASDAQ, executive employee costs, and costs associated with our public company filings and shareholder communications. Our focus for this operating segment is balancing cost containment with the need for administrative support for the growth of the Company.

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

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended December 31,			Nine Months Ended December 31,
(dollars in millions)	2009	2008	% change	2009	2008	% change
Net revenue
VOD	$4.9	$5.2	(6)%	$15.0	$16.1	(7)%
PPV	4.0	5.1	(22)%	12.6	15.1	(17)%
Other	0.2	0.2	0%	0.6	0.6	0%

Total	9.1	10.5	(13)%	28.1	31.8	(12)%

Cost of sales	3.0	2.9	3%	8.9	8.5	5%

Gross profit	6.1	7.6	(20)%	19.2	23.4	(18)%

Gross profit percentage	67%	72%		68%	74%

Operating expenses	2.6	2.3	13%	7.6	7.2	6%

Operating income	$3.5	$5.2	(33)%	$11.6	$16.2	(28)%

Net Revenue

VOD

The decline in VOD revenue during the three and nine month periods ended December 31, 2009 as compared to the same prior year periods is due to a reduction in revenue from several of the largest cable MSOs in the U.S. We believe the decline is due to a reduction in discretionary consumer spending in response to the economic downturn.  We believe consumers that have historically purchased our content with discretionary income have reduced or eliminated their acquisition of our content or are viewing adult content through less expensive alternatives such as pay and free internet websites in response to the economic downturn.  Partially offsetting the decline in revenue was (a) a $0.3 million and $1.3 million increase in revenue associated with international VOD distribution during the three and nine month periods ended December 31, 2009, respectively, and (b) a $0.2 million and $0.6 million increase in domestic VOD revenue associated with distribution to a new cable MSO customer in the eastern U.S. during the three and nine month periods ended December 31, 2009, respectively.  The revenue decline during the nine month period ended December 31, 2009 was also partially offset by a $0.5 million increase in revenue from domestic telecommunication companies that distribute our VOD content.

PPV

Revenue from our PPV distribution declined during the three and nine month periods ended December 31, 2009 primarily due to a decrease in revenue from the two largest DBS providers and other top ten cable MSOs in the U.S., which we believe to be associated with the general economic downturn and related reduction in discretionary consumer spending.  The decline in revenue was partially offset by a $0.1 million and $0.4 million increase in revenue during the three and nine month periods ended December 31, 2009, respectively, associated with our international expansion into markets primarily in Latin America.

In October 2009, we announced that the largest DBS provider in the U.S., which increased our distribution from two channels to three channels during the third quarter of fiscal year 2008, notified us that it would reduce its carriage back to two channels under terms materially similar to the original agreement covering all three channels, effective November 2009.  Consistent with the terms of the original agreement, the customer has the right to discontinue carriage of any of the remaining two channels without penalty and with little advance notice.  The removal of the channel in November 2009 resulted in a decline in our PPV revenue of approximately $0.1 million during the three month period ended December 31, 2009.  While there can be no assurances that the removal of the third channel will impact our PPV revenue in direct proportion to the channel’s contribution to our overall PPV revenue while the channel was carried, the loss of the third channel is expected to have a negative impact on our PPV revenue.  We cannot reasonably estimate the potential adverse impact this may have on our business going forward.

Other

Other revenue primarily includes revenue from advertising on our PPV channels and from distribution fees.  Amounts are generally consistent and comparable with the same prior year results.

Cost of Sales

Our cost of sales consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisitions, VOD transport, and amortization of content licenses. Cost of sales during the three month period ended December 31, 2009 was consistent with the same prior year period results.  The increase in cost of sales during the nine month period ended December 31, 2009 was primarily due to (a) a $0.1 million increase in transport costs to support the increase in U.S. VOD distribution, (b) a $0.2 million increase in transponder and uplink costs to support additional PPV channel offerings, and (c) a $0.1 million increase in prepaid distribution amortization expense associated with licensing higher quality content to attract additional consumer purchases.

Operating Expenses and Operating Income

Operating expenses increased during the three and nine month periods ended December 31, 2009 due to (a) a $0.2 million and $0.3 million increase, respectively, in consulting fees primarily associated with new business development, and (b) a $0.1 million and $0.2 million increase, respectively,  in advertising and promotion costs incurred in an effort to improve domestic revenue.  The increase in operating expenses during the nine month period ended December 31, 2009 was partially offset by a reduction in employee costs from cost reduction efforts.  Operating income for the three and nine month periods ended December 31, 2009 was $3.5 million and $11.6 million, respectively, as compared to $5.2 million and $16.2 million during the three and nine month periods ended December 31, 2008, respectively.

Film Production Segment

The following table sets forth certain financial information for the Film Production segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended December 31,			Nine Months Ended December 31,
(dollars in millions)	2009	2008	% change	2009	2008	% change
Net revenue
Owned content	$1.3	$1.2	8%	$4.5	$4.6	(2)%
Repped content	0.8	0.4	#	1.7	1.0	70%
Other	0.1	0.2	(50)%	0.2	0.4	(50)%

Total	2.2	1.8	22%	6.4	6.0	7%

Cost of sales	0.7	0.6	17%	2.6	2.5	4%

Gross profit	1.4	1.1	27%	3.9	3.5	11%

Gross profit percentage	64%	61%		61%	58%

Operating expenses (1)	1.0	12.3	(92)%	3.1	14.7	(79)%

Operating income (loss)	$0.4	$(11.2)	#	$0.8	$(11.3)	#

# Change is in excess of 100%.

(1) The three and nine month periods ended December 31, 2008 operating expenses include a $10.0 million goodwill impairment charge and a $1.1 million film cost impairment charge.  Items are discussed in more detail below.

Net Revenue

Owned Content

Owned content revenue during the three and nine month periods ended December 31, 2009 was generally consistent with the same periods in the prior year.

Repped Content

Repped content revenue includes amounts from the licensing of film titles that we represent (but do not own) under sales agency relationships with various independent film producers. The increase in revenue during the three and nine month periods ended December 31, 2009 was primarily due to (a) a $0.1 million and $0.2 million increase, respectively, in revenue from the distribution of repped content on domestic VOD platforms and through retail DVD markets, and (b) a $0.2 million and $0.1 million increase, respectively, in revenue from the distribution of content to home video and VOD platforms through our arrangement with a mainstream film distributor.  We also believe that our ability to represent and distribute mainstream film titles with widely recognized actors and actresses has contributed to the improvement in repped content revenue as compared to the same prior year periods.

Other

Other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors.  Other revenue during the three and nine month periods ended December 31, 2009 was materially consistent with the same prior year periods.  We are engaged in two producer-for-hire arrangements.  We expect to complete the first arrangement in the fourth quarter of fiscal year 2010, and we expect the second arrangement will be completed during the fourth quarter of fiscal year 2010 or the first quarter of fiscal year 2011.

Cost of Sales

Our cost of sales is comprised of the amortization of our owned content film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services.  We have deferred costs of $3.7 million as of December 31, 2009 associated with two producer-for-hire deals which will be recognized upon completion and delivery of the films.  There is no significant cost of sales related to the repped content business.

Cost of sales during the three and nine month periods ended December 31, 2009 as compared to the same prior year periods was materially consistent.  Film cost amortization as a percentage of the related owned content revenue during the three and nine month periods ended December 31, 2009 was 46% and 45%, respectively, as compared to 31% and 39% during the three and nine month periods ended December 31, 2008, respectively.  Film cost amortization as a percentage of owned content revenue has increased because the prior year periods included a larger proportion of revenue from older titles whose film costs had been fully amortized.

Operating Expenses and Operating Income (Loss)

Operating expenses declined during the three and nine month periods ended December 31, 2009 primarily because the same prior year periods included a $10.0 million non-cash goodwill impairment charge and a $1.1 million non-cash film cost impairment charge.  These impairment charges are discussed in additional detail below.

Operating expenses also declined during the three month period ended December 31, 2009 as compared to the same prior year period by approximately $0.2 million due to a reduction in tradeshow and travel costs associated with efforts to further reduce expenses in response to the economic downturn.  For the nine month period ended December 31, 2009, operating expenses were impacted by (a) a $0.3 million reduction in tradeshow and travel costs, (b) a $0.1 million reduction in recoupable cost and producer advance impairment charges, and (c) a $0.1 million reduction in bad debt expenses because the same prior year period included the write-off of certain specific customer accounts receivable.  Operating income for the three and nine month periods ended December 31, 2009 was $0.4 million and $0.8 million, respectively, as compared to an operating loss during the three and nine month periods ended December 31, 2008 of $11.2 million and $11.3 million, respectively.

Goodwill and Film Costs Impairment Charge

During the three month period ended December 31, 2008, we determined that continued adverse changes in the business climate and material revisions to the Film Production segment’s internal forecasts based on lower than expected revenue for the third quarter of fiscal year 2009 were events that could indicate that the fair value of the reporting unit was less than its carrying amount.  We therefore engaged an independent firm to assist us in performing an impairment test, as required under the applicable accounting codification. The income and market valuation approaches were considered in determining the estimated fair value of the Film Production segment. The income approach involves discounting the reporting unit’s projected free cash flow at its weighted average cost of capital. For the market approach, we considered comparable publicly traded company valuations and recent merger and acquisition valuations.  Using these methods, we determined that the estimated fair value of the Film Production segment was less than its carrying value at December 31, 2008.  As required under the applicable accounting codification, we then performed additional analysis to estimate the implied fair value of goodwill.  We determined the implied fair value of the goodwill by first allocating the estimated fair value of the Film Production segment to the tangible and identifiable intangible assets and liabilities of the operating segment.  The excess of the estimated fair value over the amounts assigned to the assets and liabilities is the implied fair value of goodwill.  Based on this analysis, we recorded a goodwill impairment charge during the three month period ended December 31, 2008 of $10.0 million to reduce the Film Production segment’s goodwill from $14.9 million to the implied fair value of goodwill of $4.9 million.  The goodwill impairment was primarily due to significantly lower than expected performance of the Film Production segment during the three month period ended December 31, 2008 and a subsequent significant downward revision to the segment’s three year internal forecasts. The decline in performance and estimated future internal forecasts was due to the general deterioration in the film production and distribution markets during the nine month period ended December 31, 2008.

During the three month period ended December 31, 2008, we also recorded a non-cash impairment expense of approximately $1.1 million associated with several Film Production segment owned content films and events. During that quarter and as part of our process to continually assess the expected performance of owned content, we determined that downward adjustments to the estimated performance of films and events should be recorded as a result of adverse changes to the business climate as discussed above. As a result, we recorded an impairment charge of approximately $1.1 million representing the difference in the unamortized film costs and the estimated fair value of the films and events.  This difference was recorded as an asset impairment charge within the Film Production segment’s operating expenses.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended December 31,			Nine Months Ended December 31,
(dollars in millions)	2009	2008	% change	2009	2008	% change
Net revenue
Net membership	$0.2	$0.3	(33)%	$0.7	$1.0	(30)%
Other	0.1	0.1	0%	0.2	0.2	0%

Total	0.3	0.3	0%	0.9	1.2	(25)%

Cost of sales	0.4	0.6	(33)%	1.6	1.5	7%

Gross loss	(0.2)	(0.2)	0%	(0.7)	(0.3)	#

Operating expenses	0.1	0.5	(80)%	0.4	1.6	(75)%

Operating loss	$(0.3)	$(0.7)	57%	$(1.1)	$(1.9)	42%

# Change is in excess of 100%.

Net Revenue

Revenue from our Direct-to-Consumer segment primarily consists of amounts earned through the provision of internet subscriptions to customers.  We believe the decline in net membership revenue during the nine month period ended December 31, 2009 is primarily due to the economic downturn and a related reduction in consumer spending.

Other revenue during the three and nine month periods ended December 31, 2009 was consistent with the same prior year periods.  This revenue primarily relates to the sale of content to other webmasters and wireless platforms.

Cost of Sales

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content and depreciation of assets.  These costs also include expenses incurred in connection with the IPTV business model and primarily include the employee and depreciation costs incurred for the future distribution of content through that product line.

The decline in cost of sales during the three month period ended December 31, 2009 is primarily due to our restructuring of the new product line operations in the fourth quarter of fiscal year 2009.  Based on lower than expected subscriber additions for our IPTV set-top box business, the economic downturn and other factors, we determined that it was appropriate to materially reduce the resources allocated to those operations.  We continue to offer the IPTV set-top box product, but this service is now supported through a significantly lower cost structure.

The increase in cost of sales during the nine month period ended December 31, 2009 is primarily due to additional employee costs incurred in an effort to improve our website membership revenue.

Operating Expenses and Operating Loss

Operating expenses decreased during the three and nine month periods ended December 31, 2009 as compared to the same prior year periods due to the above mentioned restructuring of the new product line operations.  We incurred operating losses of $0.3 million and $1.1 million during the three and nine month periods ended December 31, 2009, respectively, as compared to operating losses of $0.7 million and $1.9 million during the three and nine month periods ended December 31, 2008, respectively.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment for each of the periods presented:

	Three Months Ended December 31,			Nine Months Ended December 31,
(dollars in millions)	2009	2008	% change	2009	2008	% change
Operating expenses	$2.4	$2.5	(4)%	$7.2	$8.1	(11)%

Corporate administration expenses declined during the three month period ended December 31, 2009 primarily due to a reduction in consulting and outside services fees from cost reduction efforts.  These efforts have included renegotiating our contracts with vendors in order to obtain more favorable fee structures.  Corporate administration expenses also declined during the nine month period ended December 31, 2009 due to (a) a $0.6 million decline in audit, accounting and related third-party advisor fees from ongoing cost reduction efforts, (b) a $0.2 million decline in external legal fees, and (c) a $0.1 million decline in tradeshow and travel costs.

Other Income (Expense) and Provision for Income Taxes

Other Income (Expense)

Amounts included in other income (expense) primarily relate to interest expense on our line of credit borrowings; interest expense on our uncertain tax positions; and interest income from our cash, cash equivalents and investments.  The change in other income (expense) during the three and nine month periods ended December 31, 2009 as compared to the same prior year periods is primarily because the prior year periods included the reversal of approximately $0.4 million of interest expense associated with the reversal of uncertain tax position liabilities due to the expiration of the statute of limitations.  There was no similar reversal of interest expense during the three and nine month periods ended December 31, 2009.

Provision for Income Taxes

During the three month period ended December 31, 2009, we performed a research and development tax credit study.  The study considered fiscal years for which amended or current tax returns could be filed. We concluded that we were eligible for research and development tax credits that would result in a reduction in the provision for income tax expense for the noted fiscal years as follows (in thousands):

March 31,
2009	$217
2008	169
2007	129
2006	86
Total	$601

We filed amended and current tax returns during the three month period ended December 31, 2009 for each of the fiscal years noted above and included the research and development tax credits identified in the study.  As a result of the filings, we recorded a reduction in the provision for income tax expense of $0.6 million during the three month period ended December 31, 2009.  Based on the research and development tax credit study performed during the three month period ended December 31, 2009, we have estimated that we will utilize research and development tax credits during the year ended March 31, 2010 of between $0.1 million and $0.2 million.  Approximately $0.1 million of the estimated fiscal year 2010 tax credit is reflected in the quarter ended December 31, 2009 and the remaining amount will be reflected in the quarter ended March 31, 2010. No other discreet items had a material impact on our tax rate during the three or nine month period ended December 31, 2009.

During the three month period ended December 31, 2008, the statute of limitations expired on approximately $1.6 million of uncertain tax positions. This reversal of the uncertain tax positions resulted in a $0.4 million reduction in tax expense and a $0.4 million reversal of related interest expense during the three month period ended December 31, 2008.

Liquidity and Capital Resources

Our current priorities for the use of our cash, cash equivalents and short term marketable securities are:

• investments in processes intended to improve the quality and marketability of our products;

• funding our operating and capital requirements; and

• funding, from time to time, opportunities to enhance shareholder value, whether in the form of repurchase of shares of our common stock, cash dividends or other strategic transactions.

We anticipate that our existing cash, cash equivalents, short term marketable securities and cash flows from operations will be sufficient during the next 12 months to satisfy our operating requirements. We also anticipate that we will be able to fund our estimated outlay for capital expenditures, repayment of outstanding debt and other related purchases that may occur during the next 12 months through our available cash, cash equivalents, short term marketable securities and our expected cash flows from operations during that period.

Sources and Uses of Cash

Cash Flows from Operating and Investing Activities

Our cash flows from operating and investing activities are summarized as follows (amounts in table may not sum due to rounding):

	Nine Months Ended December 31,
(in millions)	2009	2008
Net cash provided by operating activities	$0.6	$6.7

Cash flows from investing activities:
Purchases of marketable securities	(1.0)	(2.0)
Redemptions of marketable securities	0.6	1.7
Purchases of equipment and furniture	(0.8)	(2.4)
Purchases of intangible assets	(0.1)	(0.8)

Net cash used in investing activities	$(1.3)	$(3.6)

Cash provided by operating activities during the nine month period ended December 31, 2009 as compared to the same prior year period was primarily impacted by the following:

•   a $3.6 million decrease in cash flows from the use of funds for the Film Production segment’s producer-for-hire services, and we expect these funds plus an additional margin will be recovered in the next three to nine months once the films are delivered and payment for the services is received;

•   a $3.3 million comparable decrease in cash flows from accounts receivable collections because the prior year period benefited from the collection of certain Transactional TV and Film Production segment customer balances which did not recur during the nine month period ended December 31, 2009;

•   a $2.0 million comparable decrease in cash flows from changes in other assets and liabilities because the prior year period  included receipt of cash payments from MSOs that were classified as other liabilities until they were subsequently resolved in the fourth quarter of fiscal year 2009;

•   a $2.5 million comparable increase in cash flows related to recoupable costs and producer advances because cash outflows associated with obtaining higher quality and cost repped content during the nine month period ended December 31, 2009 have materially matched cash inflows from recoupment whereas the prior year period reflected net cash outflows; and

•   a $1.2 million comparable increase in cash flows related to accrued compensation from a reduction in payroll cash outflows as compared to the compensation expense accrued during the nine month period ended December 31, 2009.

Cash from investing activities during the nine month period ended December 31, 2009 included $0.4 million of net cash used to purchase marketable securities, approximately $0.8 million of cash used to purchase equipment and furniture, and $0.1 million associated with purchases of intangible assets within our Direct-to-Consumer segment.

Cash Flows from Financing Activities

Our cash flows from financing activities are as follows (amounts in table may not sum due to rounding):

	Nine Months Ended December 31,
(in millions)	2009	2008
Cash flows from financing activities:
Payment on short-term debt	$(4.0)	$—
Proceeds from short-term debt	3.0	4.0
Payment of long-term seller financing	(0.1)	—
Purchases of common stock	(0.1)	(8.4)
Payment of dividends	—	(3.0)
Net cash used in financing activities	$(1.1)	$(7.3)

During the nine month period ended December 31, 2009, our previous line of credit, which had a maximum borrowing line of $9 million, expired and we entered into a new line of credit with a maximum borrowing line of $5 million. As a result, cash flows from financing activities reflect a payment on short-term debt for the former line of credit of $3.0 million and proceeds from borrowing under the new line of credit of $3.0 million.  Also impacting the cash flows from financing activities was (a) $1.0 million used to partially pay down the former line of credit balance prior to our execution of the new line of credit, (b) $0.1 million used to repurchase approximately 29,000 shares of common stock at an average purchase price of $1.93 per share, and (c) $0.1 million in payments for long-term seller financing related to our purchase of a patent in fiscal year 2008.

Borrowing Arrangements

On December 15, 2009, our former line of credit matured and we obtained a new line of credit from a financial institution.  The line of credit is secured by certain trade accounts and accounts receivable, is scheduled to mature on December 15, 2010, and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum or (b) 5.75% per annum.  The remainder of the line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any.  A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit.  The line of credit includes a maximum borrowing base equal to the lesser of 75% of the trade accounts and accounts receivable securing the line of credit or $5.0 million, and the maximum borrowing base at December 31, 2009 was $5.0 million.

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including, without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.50 to 1.00, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring without consent any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients.  The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type.  As of December 31, 2009, our outstanding principal balance under the line of credit was $3.0 million, and we were in compliance with the related covenants.

Commitments and Contingencies

Legal Proceedings

In the normal course of business, we are subject to various lawsuits and claims. We believe that the final outcome of these matters, either individually or in aggregate, will not have a material effect on our financial statements.

Uncertain Tax Positions

We account for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.

As of December 31, 2009, we had total unrecognized tax benefits of approximately $0.3 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If we were to prevail or the uncertainties were settled in our favor for all uncertain tax positions, the net effect is estimated to be a benefit to our tax expense of approximately $0.3 million. As of December 31, 2009, we had accrued immaterial amounts of interest expense related to uncertain tax position liabilities. If we were to prevail or the uncertainties were settled in our favor for all uncertain tax positions, the reversal of the accrued interest would result in an immaterial benefit.

During the three month period ended December 31, 2008, the statute of limitations expired on approximately $1.6 million of uncertain tax positions. This reversal of the uncertain tax positions resulted in a $0.4 million reduction in tax expense and a $0.4 million reversal of related interest expense during the three month period ended December 31, 2008.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk.    The Company’s exposure to market risk is principally confined to cash in deposit accounts, money market accounts and certificates of deposit, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity.    Changes in interest rates could impact our anticipated interest income on cash and cash equivalents. An adverse change in interest rates in effect as of December 31, 2009 would not have a material impact on the Company’s net income or cash flows.

Changes in interest rates could also impact the amount of interest we pay on borrowings under our line of credit. A 10% adverse change in the interest rates on borrowings under our line of credit would not have a material impact on the Company’s interest expense.

Foreign Currency Exchange Risk.    The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

(b) Internal Controls. There were no changes in our internal control over financial reporting that occurred during our third quarter of fiscal year 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as such risk factors have been updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.  Based on our review of the risk factors presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, as updated by our filings of subsequent periodic and current reports from time to time, there have been no material changes to the description of the risk factors since those filings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 28, 2009, the Company announced that its Board of Directors adopted a new stock repurchase program.  The new program is conducted in a manner intended to comply with the safe harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and to minimize the impact of any purchases upon the market for its securities. The Board of Directors adopted the program in light of current market conditions and the capital and financial position of the Company. Under the program, the Company may purchase with available cash and cash from operations up to 1.0 million shares of the Company’s outstanding common stock, from time to time through open market or privately negotiated transactions, as market and business conditions permit. The program will expire in March of 2012.  Any repurchased shares will be returned to authorized but unissued shares of common stock in accordance with Colorado law.  The purchase of common stock during the three month period ended December 31, 2009 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2009	—	$—	—	1,000
November 1-30, 2009	29	1.93	29	971
December 1-31, 2009	—	—	—	971

Total	29	$1.93	29

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

10.01	Promissory Note, dated December 15, 2009 between New Frontier Media, Inc. and Great Western Bank
10.02#	Business Loan Agreement, dated December 15, 2009 between New Frontier Media, Inc. and Great Western Bank
10.03	Commercial Security Agreement, dated December 15, 2009 between New Frontier Media, Inc. and Great Western Bank
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Confidential treatment has been requested as to portions of this exhibit.  Such portions have been redacted and filed separately with the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
Dated: February 9, 2010	By:	/s/ Michael Weiner
	Name:	Michael Weiner
	Title:	Chief Executive Officer

Exhibit No.	Exhibit Description

10.01	Promissory Note, dated December 15, 2009 between New Frontier Media, Inc. and Great Western Bank
10.02#	Business Loan Agreement, dated December 15, 2009 between New Frontier Media, Inc. and Great Western Bank
10.03	Commercial Security Agreement, dated December 15, 2009 between New Frontier Media, Inc. and Great Western Bank
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Confidential treatment has been requested as to portions of this exhibit.  Such portions have been redacted and filed separately with the SEC.