Form 10-Q
period 2010-06-30
NEW FRONTIER MEDIA INC
filed 2010-08-06
CIK 847383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 1, 2010, 19,432,317 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q

NEW FRONTIER MEDIA, INC.

FOR THE FISCAL QUARTER ENDED June 30, 2010

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	(Unaudited)
	June 30,	March 31,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$14,078	$17,187
Restricted cash	115	112
Accounts receivable, net of allowance for doubtful accounts of $213 and $253, at June 30, 2010 and March 31, 2010, respectively	11,905	10,112
Deferred producer-for-hire costs	2,261	625
Taxes receivable	611	944
Prepaid and other assets	1,276	1,749

Total current assets	30,246	30,729

Equipment and furniture, net	4,412	4,557
Content and distribution rights, net	11,738	11,316
Recoupable costs and producer advances, net	3,820	3,421
Film costs, net	5,151	5,705
Goodwill	3,743	3,743
Other identifiable intangible assets, net	496	673
Deferred tax assets	544	349
Other assets	1,258	1,320

Total assets	$61,408	$61,813

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$840	$1,103
Producers payable	835	951
Deferred revenue	905	685
Accrued compensation	1,298	1,802
Deferred producer liabilities	1,645	1,377
Short-term debt	1,000	1,000
Deferred tax liabilities	107	107
Accrued and other liabilities	1,118	1,823

Total current liabilities	7,748	8,848

Taxes payable	309	309
Other long-term liabilities	452	528

Total liabilities	8,509	9,685

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 19,432 shares issued and outstanding at June 30, 2010 and March 31, 2010	2	2
Additional paid-in capital	55,159	54,929
Accumulated deficit	(2,185)	(2,735)
Accumulated other comprehensive loss	(77)	(68)

Total shareholders’ equity	52,899	52,128

Total liabilities and shareholders’ equity	$61,408	$61,813

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	(Unaudited) Three Months Ended June 30,
	2010	2009
Net revenue	$12,454	$12,487
Cost of sales	5,063	4,416

Gross margin	7,391	8,071

Operating expenses:
Sales and marketing	2,030	2,127
General and administrative	4,435	4,285
Charge for asset impairments	5	28

Total operating expenses	6,470	6,440

Operating income	921	1,631

Other income (expense):
Interest income	16	12
Interest expense	(23)	(73)
Other income (expense), net	3	(5)

Total other expense	(4)	(66)

Income from continuing operations before provision for income taxes	917	1,565

Provision for income taxes	(360)	(579)

Income from continuing operations	557	986

Loss from discontinued operations, net of income tax benefit of $5 and $92, respectively	(7)	(159)

Net income	$550	$827

Basic income (loss) per share:
Continuing operations	$0.03	$0.05
Discontinued operations	(0.00)	(0.01)
Net basic income per share	$0.03	$0.04

Diluted income (loss) per share:
Continuing operations	$0.03	$0.05
Discontinued operations	(0.00)	(0.01)
Net diluted income per share	$0.03	$0.04

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Three Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$550	$827
Add: Loss from discontinued operations	7	159
Income from continuing operations	557	986
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	2,553	2,438
Share-based compensation	228	210
Deferred taxes	(188)	(13)
Charge for asset impairments	5	28
Change in operating assets and liabilities:
Accounts receivable	(1,494)	(247)
Accounts payable	(255)	254
Content and distribution rights	(1,516)	(833)
Film costs	(305)	(252)
Deferred producer-for-hire costs	(1,636)	(1,024)
Deferred revenue	240	68
Producers payable	(116)	242
Taxes receivable and payable	338	477
Accrued compensation	(504)	15
Recoupable costs and producer advances	(399)	(309)
Other assets and liabilities	(337)	(150)

Net cash provided by (used in) operating activities of continuing operations	(2,829)	1,890
Net cash used in operating activities of discontinued operations	(39)	(527)
Net cash provided by (used in) operating activities	(2,868)	1,363

Cash flows from investing activities:
Redemptions of investments	—	90
Purchases of equipment and furniture	(158)	(156)
Purchases of intangible assets	—	(6)

Net cash used in investing activities of continuing operations	(158)	(72)
Net cash provided by (used in) investing activities of discontinued operations	—	—
Net cash used in investing activities	(158)	(72)

Cash flows from financing activities:
Payment of long-term seller financing	(75)	(75)

Net cash used in financing activities of continuing operations	(75)	(75)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(75)	(75)

Net increase (decrease) in cash and cash equivalents	(3,101)	1,216
Effect of exchange rate changes on cash and cash equivalents	(8)	4
Cash and cash equivalents, beginning of period	17,187	16,049

Cash and cash equivalents, end of period	$14,078	$17,269

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	(Unaudited) Three Months Ended June 30,
	2010	2009
Net income	$550	$827
Other comprehensive income (loss):
Currency translation adjustment	(9)	71

Total comprehensive income	$541	$898

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	(Unaudited) Three Months Ended June 30,
	2010	2009
Common stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	54,929	54,702
Reversal of tax benefit for stock option forfeitures/cancellations	—	(25)
Share-based compensation	230	213

Balance at end of period	55,159	54,890

Accumulated deficit
Balance at beginning of period	(2,735)	(997)
Net income	550	827

Balance at end of period	(2,185)	(170)

Accumulated other comprehensive loss
Balance at beginning of period	(68)	(132)
Currency translation adjustment	(9)	71

Balance at end of period	(77)	(61)

Total shareholders’ equity	$52,899	$54,661

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its wholly owned subsidiaries (collectively hereinafter referred to as “New Frontier Media,” the “Company,” “we,” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United Stated (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company believes these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of New Frontier Media’s financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s annual report on Form 10-K filed with the SEC on June 11, 2010.  The results of operations for the three month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of New Frontier Media.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by the Company in several areas, including, but not limited to, estimated revenue for certain Transactional TV segment pay-per-view (“PPV”) and video-on-demand (“VOD”) services; the recognition and measurement of income tax expenses, assets and liabilities (including the measurement of uncertain tax positions and the valuation allowances for deferred tax assets); the valuation of recoupable costs and producer advances; the assessment of film costs and the forecast of anticipated revenue (“ultimate” revenue), which is used to amortize film costs; the amortization methodology and valuation of content and distribution rights; the valuation of goodwill, intangible and other long-lived assets; and the valuation and recognition of share-based compensation.

The Company bases its estimates and judgments on historical experience and on various other factors that are considered reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation of discontinued operations.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 — INCOME PER SHARE

The components of basic and diluted income per share from continuing operations are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2010	2009
Net income from continuing operations	$557	$986
Average outstanding shares of common stock	19,432	19,494
Dilutive effect of warrants/stock options	—	4
Common stock and common stock equivalents	19,432	19,498
Basic income per share from continuing operations	$0.03	$0.05
Diluted income per share from continuing operations	$0.03	$0.05

The Company computed basic income per share from continuing operations using net income from continuing operations and the weighted average number of common shares outstanding during the period. The Company computed diluted income per share from continuing operations using net income from continuing operations and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. The Company excluded 2.2 million and 1.9 million options and warrants from the calculation of diluted earnings per share for the three month periods ended June 30, 2010 and 2009, respectively, because inclusion of these options and warrants would be antidilutive.

NOTE 4 — EMPLOYEE EQUITY INCENTIVE PLANS

The Company adopted the New Frontier Media, Inc. 2007 Stock Incentive Plan (the “2007 Plan”) during fiscal year 2008. The 2007 Plan was approved by the Company’s shareholders and the purpose of the 2007 Plan was to replace prior plans with one incentive plan. Under the 2007 Plan, employees and directors of the Company may be granted incentive stock options, restricted stock, bonus stock and other awards, or any combination thereof. There were 1,250,000 shares of the Company’s common stock originally authorized for issuance under the 2007 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 350,000 shares. Awards granted under the 2007 Plan that are subsequently forfeited or cancelled may be reissued under the provisions of the 2007 Plan. Options have been granted to employees and non-employee directors of New Frontier Media with exercise prices equal to, or in excess of, the fair market value of the underlying common stock at the date of grant. As of June 30, 2010, there were no awards available for issuance under the 2007 Plan.  The Company issues new shares of common stock upon the exercise of stock options.

Share-Based Compensation

The Company accounts for employee and non-employee director stock options under the fair value method which requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date based on the estimated fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. Share-based compensation is determined using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plan. The Company uses certain assumptions in order to calculate the fair value of an option using the Black-Scholes option pricing model. The volatility assumptions are derived using historical volatility data. The expected term assumptions are stratified between officers and non-officers and are determined using the estimated weighted average exercise behavior for these two groups of employees. The dividend yield assumption is based on dividends declared by the Company’s Board of Directors and estimates of dividends to be declared in the future.   No options were granted during the three month period ended June 30, 2010 or 2009.

Share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, which considers estimated forfeitures. Forfeitures are estimated at the time of

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company recognizes the effect of adjusting the estimated forfeiture rate for all expense amortization in the period that the Company changes the forfeiture estimate. The effect of forfeiture adjustments was not significant during the periods presented.

The following table summarizes the effects of share-based compensation resulting from options granted under the Company’s equity incentive plans. This expense from continuing operations is included in cost of sales, sales and marketing, and general and administrative expenses (in thousands, except per share amounts):

	Three Months Ended June 30,
	2010	2009
Share-based compensation expense before income taxes	$228	$210
Income tax benefit	(88)	(78)
Total share-based compensation expense after income taxes	$140	$132
Share-based compensation effect on basic earnings per common share	$0.01	$0.01
Share-based compensation effect on diluted earnings per common share	$0.01	$0.01

Stock option transactions during the three month period ended June 30, 2010 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at April 1, 2010	2,228,902	$5.11

Outstanding at June 30, 2010	2,228,902	$5.11	6.9	$—

Options exercisable at June 30, 2010	1,295,402	$6.60	5.5	$—

Options vested and expected to vest—Non-Officers	943,580	$5.67	6.3	$—

Options vested and expected to vest—Officers	1,167,957	$4.90	7.2	$—

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media stock at the time of exercise or at the end of the period if unexercised.

As of June 30, 2010, there was $0.2 million and $0.7 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company’s equity incentive plan. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of approximately 2 years.

NOTE 5 — SEGMENT AND GEOGRAPHIC INFORMATION

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

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit (loss) is based on income before income taxes. The reportable segments are distinct business units, separately managed with different distribution channels. The selected operating results of the Company’s segments during each of the three month periods ended June 30 are as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Net revenue
Transactional TV	$8,973	$9,644
Film Production	3,290	2,533
Direct-to-Consumer	191	310
Total	$12,454	$12,487
Segment profit (loss)
Transactional TV	$3,474	$3,978
Film Production	396	357
Direct-to-Consumer	(218)	(134)
Corporate Administration	(2,735)	(2,636)
Total	$917	$1,565
Interest income
Film Production	$6	$—
Corporate Administration	10	12
Total	$16	$12
Interest expense
Direct-to-Consumer	$2	$—
Corporate Administration	21	73
Total	$23	$73
Depreciation and amortization
Transactional TV	$1,346	$1,283
Film Production	1,158	1,079
Direct-to-Consumer	37	64
Corporate Administration	12	12
Total	$2,553	$2,438

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s total identifiable asset balance by operating segment as of the dates presented was as follows (in thousands):

	June 30, 2010	March 31, 2010
Identifiable Assets
Transactional TV	$27,141	$26,474
Film Production	18,667	15,490
Direct-to-Consumer	780	775
Corporate Administration	14,815	18,850
Total continuing operations assets	61,403	61,589
Total discontinued operations assets	5	224
Total assets	$61,408	$61,813

Approximately $0.1 million of the Company’s total assets are located in Europe as of June 30, 2010. All other assets are located in the U.S.

Net revenue, classified by geographic billing location of the customer, during each of the three month periods ended June 30 was as follows (in thousands):

	Three Months Ended June 30,
	2010	2009

Domestic net revenue	$10,811	$11,289

International net revenue:
Europe, Middle East and Africa	402	310
Latin America	549	379
Canada	583	367
Asia	39	93
Other	70	49
Total international net revenue	1,643	1,198

Total net revenue	$12,454	$12,487

NOTE 6 — MAJOR CUSTOMERS

The Company’s major customers (customers with revenue in excess of 10% of total net revenue during a presented period) are Comcast Corporation (“Comcast”), Time Warner, Inc. (“Time Warner”), DISH Network Corporation (“DISH”), and DirecTV, Inc. (“DirecTV”). Revenue from these customers is included in the Transactional TV and Film Production segments. Net revenue from these customers as a percentage of total net revenue for each of the three month periods ended June 30 are as follows:

	Three Months Ended June 30,
	2010	2009
Comcast	17%	19%
Time Warner	10%	12%
DISH	10%	11%
DirecTV	9%	14%

The Company also recognized revenue from one Film Production segment customer that represented approximately 11% of the total net revenue during the three month period ended June 30, 2010. The Company’s outstanding accounts receivable balance due from this customer as of June 30, 2010 was approximately $1.4 million.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s outstanding accounts receivable balances due from its other major customers as of the dates presented are as follows (in thousands):

	June 30, 2010	March 31, 2010
DISH	$1,686	$1,810
Comcast	1,309	1,221
DirecTV	692	699
Time Warner	382	448

The loss of any of the Company’s major customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 7 — INCOME TAXES

The Company accounts for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.  As of June 30, 2010, the Company had total unrecognized tax benefits of approximately $0.3 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If the Company was to prevail or the uncertainties were settled in favor of the Company on all uncertain tax positions, the net effect is estimated to be a benefit to the Company’s tax expense of approximately $0.3 million.

Based on historical research and development tax credit studies, the Company has estimated that it will utilize research and development tax credits during fiscal year 2010 of between $0.1 million and $0.2 million.  For fiscal year 2011, the estimated tax rate does not include any research and development tax credits because the tax credit expired as of December 31, 2009 and has not been extended as of June 30, 2010.

The Company files U.S. federal, state and foreign income tax returns. With few exceptions, the Company is no longer subject to examination of its federal and state income tax returns for years prior to fiscal year 2006.

NOTE 8 — BORROWING ARRANGEMENTS

On December 15, 2009, the Company’s former line of credit matured and the Company obtained a new line of credit from a financial institution.  The line of credit is secured by certain trade accounts and accounts receivable, is scheduled to mature on December 15, 2010, and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum or (b) 5.75% per annum.  The remainder of the line of credit may be drawn from time to time to support the Company’s operations and short-term working capital needs, if any.  A loan origination fee of 0.5% of the available line was paid by the Company upon the execution of the line of credit.  The line of credit includes a maximum borrowing base equal to the lesser of 75% of the trade accounts and accounts receivable securing the line of credit or $5.0 million, and the maximum borrowing base at June 30, 2010 was $5.0 million.

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including, without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.50 to 1.00, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring without consent any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in the Company’s current client base as it relates to our largest clients.  The line of credit provides that an event of default will exist in certain circumstances, including without limitation, the Company’s failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, the Company’s insolvency, a change in control of the Company, any material adverse change in the Company’s financial condition and certain other events customary for

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

facilities of this type.  As of June 30, 2010, the Company’s outstanding principal balance under the line of credit was $1.0 million, and the Company was in compliance with the related covenants.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Guarantees

From time to time, the Film Production segment enters into sales agency arrangements whereby the Company provides a guarantee to the producer that license fees will be equal to or greater than a stated amount.  These arrangements are typically executed once the Company has identified or pre-sold the related film for license fees equal to or greater than the guarantee amount.  If the Company were unable to execute and collect license fees equal to the guarantee amount, the Company would be required to pay the difference between the guarantee and collected license fees.  As of June 30, 2010, the estimated maximum payment due under a guarantee is approximately $0.6 million, and the term of the original agreement expires in 2024.  The Company estimates that the likelihood of having to make a payment under the guarantee is remote.

Legal Proceedings

In the normal course of business, the Company is subject to various lawsuits and claims. The Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 10 — DISCONTINUED OPERATIONS

The Direct-to-Consumer segment acquired certain intangible assets in late fiscal year 2008 in an effort to expand the product lines that are delivered directly to consumers. The acquired intangible assets primarily related to intellectual property rights technology that allow the Company to manufacture a set-top box through which consumers can obtain content directly through the internet and view the content on television. During the fourth quarter of fiscal year 2010, the Company implemented a plan to discontinue the operations of the internet protocol television (“IPTV”) set-top box business based primarily on lower than expected performance of the IPTV set-top box business. Cash flows associated with the IPTV set-top box business have been materially eliminated from the ongoing operations of the Company, and the Company does not have any significant continuing involvement in the operations of the IPTV set-top box business.

The discontinued operations generated immaterial net revenue during each of the three month periods ended June 30, 2010 and 2009, and the pre-tax loss was immaterial during the three month period ended June 30, 2010 and $0.3 million during the three month period ended June 30, 2009.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major Transactional TV segment customers that accounted for approximately 46% of our total revenue during the three month period ended June 30, 2010; 2) maintain the license fee structures and distribution market share currently in place with our customers; 3) maintain our pay-per-view (“PPV”) and video-on-demand (“VOD”) shelf space with existing customers; 4) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers; 5) retain our key executives; 6) produce film content that is well received by our Film Production segment’s customers; 7) comply with future regulatory developments; and 8) successfully compete against other forms of entertainment such as pay and free adult oriented internet sites as well as adult oriented premium channel content. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of our most recently filed Form 10-K, as updated by periodic and current reports that we may file from time to time with the United States Securities and Exchange Commission (“SEC”) that amend or update such factors.

Executive Summary

We are a leader in transactional television and the distribution of general motion picture entertainment. Our key customers include large cable and satellite operators, premium movie channel providers and major Hollywood studios. We distribute content world-wide. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our Transactional TV segment distributes adult content to cable and satellite operators who then distribute the content to retail customers via PPV and VOD technology. We earn revenue through contractual percentage splits of the retail price. The Transactional TV segment has historically been our most profitable segment. The Film Production segment primarily generates revenue through the distribution of mainstream content to large cable and satellite operators, premium movie channel providers and other international content distributors. This segment also periodically provides contract film production services to major Hollywood studios (“producer-for-hire” arrangements). The Film Production segment incurred operating losses in fiscal years 2010 and 2009 primarily due to large non-cash impairment charges. Our Direct-to-Consumer segment primarily generates revenue from membership fees earned through the distribution of adult content to consumer websites. The Direct-to-Consumer segment has historically incurred operating losses and is expected to continue to incur operating losses for the foreseeable future; however, we have focused our efforts on improving the segment results through efforts described below. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc.

The business models of each of our segments are summarized below.

Transactional TV Segment

Our Transactional TV segment is focused on the distribution of its PPV and VOD service to MSOs and DBS providers worldwide. We earn a percentage of revenue, or “split”, from our content for each VOD, PPV or subscription that is purchased on our customers’ platform. Revenue growth can occur when we launch our services to new cable MSOs or DBS providers, when we experience growth in the number of digital subscribers for systems where our services are currently distributed, when we launch additional services or replace our competitors’ services on existing customer cable and DBS platforms, and when our proportional buy rates improve relative to our competitors. Alternatively, our revenue could decline if we were to experience lower consumer buy rates as has been the case with the recent general economic downturn, if customers migrate to other forms of entertainment such as pay and free adult oriented internet sites, if the revenue splits we receive from our customers decline, if additional competitive channels are added to our customers’ platforms or if our existing customers remove or replace our services on their platform.

Film Production Segment

The Film Production segment has historically derived the majority of its revenue from two principal businesses: (1) the production and distribution of original motion pictures such as erotic thrillers, horror movies, and erotic, event-styled content (“owned content”); and (2) the licensing of third party films in international and domestic markets where we act as a sales agent for the product (“repped content”). This segment also periodically provides contract film production services to certain major Hollywood studios (“producer-for-hire” arrangements).

Direct-to-Consumer Segment

Our Direct-to-Consumer segment generates revenue primarily by selling memberships to our adult consumer websites. During fiscal year 2010 and 2009, we experienced a decline in the Direct-to-Consumer segment revenue which we believe is due to a decline in consumer spending as a result of the unfavorable economic conditions as well as the availability of free and low-cost internet content. We expect this segment will continue to incur operating losses for the foreseeable future; however, we recently launched additional niche consumer websites during fiscal year 2010 as well as a dating website and are optimistic that these efforts will result in improved performance during fiscal year 2011.  The Direct-to-Consumer segment also operated an internet protocol television (“IPTV”) set-top box business beginning in late fiscal year 2008. Customers of the IPTV set-top box product could obtain content directly through the internet and view the content on television. In the fourth quarter of fiscal year 2010, we discontinued the operations of the IPTV business model as a result of underperformance in fiscal year 2010.

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

Critical Accounting Policies

The significant accounting policies set forth in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as updated by Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, appropriately represent, in all material respects, the current status of our critical accounting policies, the disclosure with respect to which is incorporated herein by reference.

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended June 30,
(dollars in millions)	2010	2009	% change
Net revenue
VOD	$5.4	$5.1	6%
PPV	3.5	4.4	(20)%
Other	0.1	0.1	0%

Total	9.0	9.6	(6)%

Cost of sales	3.0	3.0	0%

Gross profit	6.0	6.7	(10)%

Gross profit percentage	67%	70%

Operating expenses	2.5	2.7	(7)%

Operating income	$3.5	$4.0	(13)%

Net Revenue

VOD

The increase in VOD revenue during the three month period ended June 30, 2010 as compared to the prior year quarter was primarily due to a $0.5 million increase in international revenue.  The increase in international revenue was primarily due to new customer launches, an increase in the quantity of content distributed to existing customers, and an improvement in our content performance with existing customers.  Partially offsetting the increase in revenue was a $0.2 million decline in revenue from domestic customers.  We believe that the depressed economic conditions are causing consumers that have historically purchased our content with discretionary income to reduce their spending on our content, eliminate their acquisition of our content, or view adult content through less expensive alternatives such as lower-cost and free internet websites.

PPV

PPV revenue from the largest DBS provider in the U.S. declined by approximately $0.6 million during the three month period ended June 30, 2010 primarily due to the removal of a channel on that platform in November 2009.  Revenue also declined as a result of lower revenue from the second largest DBS provider in the U.S. as well as other top 10 cable MSOs in the U.S. We believe these declines are also due to the depressed economic conditions as discussed above.  Partially offsetting the decline in revenue was a $0.1 million increase in international PPV revenue primarily from our distribution of content to Latin America.

Other

Other revenue primarily includes revenue from advertising on our PPV channels and from distribution fees.  Amounts are generally consistent and comparable with the same prior year period results.

Cost of Sales

Our cost of sales consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisitions, VOD transport, amortization of content, depreciation of equipment, and related employee costs. Cost of sales during the three month period ended June 30, 2010 was consistent with the same prior year period results. The Transactional TV segment’s cost of sales are relatively fixed and may not change in a similar manner as revenue.

Operating Expenses and Operating Income

Operating expenses declined during the three month period ended June 30, 2010 primarily due to a $0.4 million reduction in advertising and promotion activities related to a large promotional event that we participated in during the prior year quarter.  We did not participate in a similar event during the fiscal year 2011 quarter.  Partially offsetting the decline was a $0.1 million increase in business development consulting fees related to our international expansion and a $0.1 million increase in employee costs associated with developing new content packages in an effort to improve revenue.  Operating income for the three month periods ended June 30, 2010 and 2009 was $3.5 million and $4.0 million, respectively.

Film Production Segment

The following table sets forth certain financial information for the Film Production segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended June 30,
(dollars in millions)	2010	2009	% change
Net revenue
Owned content	$2.0	$2.0	0%
Repped content	0.5	0.4	25%
Producer-for-hire and other	0.8	0.1	#

Total	3.3	2.5	32%

Cost of sales	1.8	1.1	64%

Gross profit	1.5	1.4	7%

Gross profit percentage	45%	56%

Operating expenses	1.1	1.1	0%

Operating income	$0.4	$0.4	0%

# Change is in excess of 100%.

Net Revenue

Owned Content

During the three month period ended June 30, 2010, we generated approximately $1.3 million in revenue from the completion of a partial delivery of films from the fourth installment of an episodic series to a premium cable channel customer, whereas in the same prior fiscal year period, we generated $1.0 million in revenue from the completion of a partial delivery of films from the third installment of this episodic series.  The impact of the partial delivery of these episodic series during the presented quarters was a net increase in revenue of $0.3 million during the three month period ended June 30, 2010.  We expect to deliver the remaining films from the fourth installment of the episodic series in the second quarter of fiscal year 2011, which should result in an additional approximately $0.4 million in owned content revenue.  The net increase in revenue from the delivery of episodic series films was offset by a decline in owned content revenue from international distribution.  We believe our international customers are utilizing their existing content libraries rather than acquiring new content in response to the depressed economic conditions.

Repped Content

Repped content revenue includes amounts from the licensing of film titles that we represent (but do not own) under sales agency relationships with various independent film producers. Repped content revenue during the three month period ended June 30, 2010 was generally consistent with the same prior year period results.

Producer-for-Hire and Other

Producer-for-hire and other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors.  The increase in producer-for-hire and other revenue during the three month period ended June 30, 2010 was due to the completion of a producer-for-hire arrangement during the quarter.  We also executed a new producer-for-hire arrangement and began production during the first quarter of fiscal year 2011.  We expect to complete the arrangement in the second half of fiscal year 2011, and we expect to generate revenue of between $3.1 million and $3.3 million from the arrangement.

Cost of Sales

Our cost of sales is comprised of the amortization of our owned content film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services.  We have deferred costs of $2.3 million as of June 30, 2010 associated with the new producer-for-hire arrangement discussed above.  The deferred costs will be subsequently recorded as a cost of sales when we recognize the related producer-for-hire revenue.  There is no significant cost of sales related to the repped content business.

Cost of sales during the three month period ended June 30, 2010 increased primarily as a result of production costs incurred in connection with the completion of the producer-for-hire arrangement.  Film cost amortization as a percentage of the related owned content revenue during the three month periods ended June 30, 2010 and 2009 was 49% and 44%, respectively.  Film cost amortization as a percentage of owned content revenue increased because a larger proportion of the revenue related to the delivery of episodic series titles, and the film cost amortization from these titles is higher as compared to non-episodic titles.

Operating Expenses and Operating Income

Operating expenses during the three month period ended June 30, 2010 were consistent with the same prior year period.  Operating income for each of the three month periods ended June 30, 2010 and 2009 was $0.4 million.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended June 30,
(dollars in millions)	2010	2009	% change
Net revenue
Net membership	$0.2	$0.3	(33)%
Other	0.0	0.0	0%

Total	0.2	0.3	(33)%

Cost of sales	0.3	0.4	(25)%

Gross loss	(0.1)	(0.0)	#

Operating expenses	0.1	0.1	0%

Operating loss	$(0.2)	$(0.1)	#

# Change is in excess of 100%.

Net Revenue

Revenue from our Direct-to-Consumer segment primarily consists of amounts earned through the provision of internet subscriptions to customers.  Net membership revenue during the three month period ended June 30, 2010 was generally consistent with the same prior year period.

Other revenue primarily relates to the sale of content to other webmasters and wireless platforms.  Other revenue during the three month period ended June 30, 2010 was consistent with the same prior year period.

Cost of Sales

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content amortization, depreciation of equipment, and related employee costs.  Cost of sales during the three month period ended June 30, 2010 was generally consistent with the same prior year period.

Operating Expenses and Operating Loss

Operating expenses during the three month period ended June 30, 2010 were generally consistent with the same prior year period.  We incurred operating losses of $0.2 million and $0.1 million during the three month periods ended June 30, 2010 and 2009, respectively.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment for each of the periods presented:

	Three Months Ended June 30,
(dollars in millions)	2010	2009	% change
Operating expenses	$2.7	$2.6	4%

Corporate administration expenses during the three month period ended June 30, 2010 were generally consistent with the same prior year period.  The slight increase in operating expenses during the three month period ended June 30, 2010 was primarily due to an increase in international business development travel.

Discontinued Operations

The Direct-to-Consumer segment acquired certain intangible assets in late fiscal year 2008 in an effort to expand the product lines that are delivered directly to consumers. The acquired intangible assets primarily related to intellectual property rights technology that allow us to manufacture a set-top box through which consumers can obtain content directly through the internet and view the content on television. During the fourth quarter of fiscal year 2010, we implemented a plan to discontinue the operations of the internet protocol television (“IPTV”) set-top box business based primarily on lower than expected performance of the IPTV set-top box business. Cash flows associated with the IPTV set-top box business have been materially eliminated from the ongoing operations, and we do not have any significant continuing involvement in the operations of the IPTV set-top box business.

The discontinued operations generated immaterial net revenue during each of the three month periods ended June 30, 2010 and 2009, and the pre-tax loss was immaterial during the three month period ended June 30, 2010 and $0.3 million during the three month period ended June 30, 2009.

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

We anticipate that our existing cash, cash equivalents and cash flows from operations will be sufficient during the next 12 months to satisfy our operating requirements. We also anticipate that we will be able to fund our estimated outlay for capital expenditures, repayment of outstanding debt, film production costs and other related purchases that may occur during the next 12 months through our available cash, cash equivalents, and our expected cash flows from operations during that period.

Sources and Uses of Cash

Operating and Investing Cash Flow Activities of Continuing Operations

Our operating and investing cash flow activities of continuing operations are summarized as follows (amounts in table may not sum due to rounding):

	Three Months Ended June 30,
(in millions)	2010	2009
Net cash provided by (used in) operating activities of continuing operations	$(2.8)	$1.9

Cash flows from investing activities:
Redemptions of marketable securities	—	0.1
Purchases of equipment and furniture	(0.2)	(0.2)
Purchases of intangible assets	—	(0.0)

Net cash used in investing activities of continuing operations	$(0.2)	$(0.1)

Operating Cash Flow Activities of Continuing Operations

Cash provided by (used in) operating activities of continuing operations during the three month period ended June 30, 2010 as compared to the same prior year period was primarily impacted by the following:

•     a decline in operating income primarily associated with lower Transactional TV segment domestic revenue;

•     a $1.2 million decrease in cash flows from accounts receivable collections primarily because we completed and recognized revenue for the partial delivery of an episodic series and the remaining films from a producer-for-hire arrangement, and we did not collect the outstanding balances due from the productions in the first quarter of fiscal year 2011;

•     a $0.7 million comparable decrease in cash flows from purchases of content and distribution rights primarily due to a one-time bulk acquisition during the first quarter of fiscal 2011;

•     a $0.6 million comparable decrease in cash flows from production costs associated with a producer-for-hire arrangement we executed in the first quarter of fiscal year 2011;

•     a $0.5 million comparable decrease in cash flows primarily from bonuses paid to employees in the first quarter of fiscal year 2011 related to performance in fiscal year 2010;

•     a $0.5 million comparable decline in cash flows from accounts payable due to larger payments in fiscal year 2011 including the timing of payments for auditing and accounting related services; and

•     a $0.4 million comparable decline in cash flows from producers payable due to additional payments to producers associated with several strong performing films from our repped content business.

As of June 30, 2010, we have $1.7 million of outstanding receivables due for a producer-for-hire arrangement that was completed in the first quarter of fiscal year 2011 and $1.3 million due for the completion of a partial delivery of films from our fourth installment of an episodic series.  We expect to collect these outstanding amounts during the second or third quarter of fiscal year 2011.  As of June 30, 2010, we had disbursed approximately $2.3 million in cash outflows for a new producer-for-hire arrangement, and we expect to incur net cash outflows for this arrangement of between $2.8 million and $3.0 million.  We expect to collect between $3.1 million and $3.3 million from the completion and delivery of the new producer-for-hire arrangement during the third or fourth quarter of fiscal year 2011.

Investing Cash Flow Activities of Continuing Operations

Cash from investing activities during the three month period ended June 30, 2010 included $0.2 million of net cash used to purchase equipment and furniture.

Cash Flows from Financing Activities of Continuing Operations

Our cash flows from financing activities are as follows (amounts in table may not sum due to rounding):

	Three Months Ended June 30,
(in millions)	2010	2009
Cash flows from financing activities:
Payment of long-term seller financing	$(0.1)	$(0.1)
Net cash used in financing activities of continuing operations	$(0.1)	$(0.1)

Cash flows from financing activities during each of the three month periods ended June 30, 2010 and 2009 reflected $0.1 million in payments for long-term seller financing related to our purchase of a patent in fiscal year 2008.

Borrowing Arrangements

On December 15, 2009, our former line of credit matured and we obtained a new line of credit from a financial institution.  The line of credit is secured by certain trade accounts and accounts receivable, is scheduled to mature on December 15, 2010, and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum or (b) 5.75% per annum.  The remainder of the line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any.  A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit.  The line of credit includes a maximum borrowing base equal to the lesser of 75% of the trade accounts and accounts receivable securing the line of credit or $5.0 million, and the maximum borrowing base at June 30, 2010 was $5.0 million.

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including, without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.50 to 1.00, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring without consent any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients.  The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type.  As of June 30, 2010, our outstanding principal balance under the line of credit was $1.0 million, and we were in compliance with the related covenants.

Commitments and Contingencies

Guarantees

From time to time, the Film Production segment enters into sales agency arrangements whereby it provides a guarantee to the producer that license fees will be equal to or greater than a stated amount.  These arrangements are typically executed once we have identified or pre-sold the related film for license fees equal to or greater than the guarantee amount.  If we were unable to execute and collect license fees equal to the guarantee amount, we would be required to pay the difference between the guarantee and collected license fees.  As of June 30, 2010, the estimated maximum payment due under a guarantee is approximately $0.6 million, and the term of the original agreement expires in 2024.  We estimate that the likelihood of having to make a payment under the guarantee is remote.

Legal Proceedings

In the normal course of business, we are subject to various lawsuits and claims. We believe that the final outcome of these matters, either individually or in aggregate, will not have a material effect on our financial statements.

Income Taxes

Deferred Taxes

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. We establish valuation allowances when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. As of June 30, 2010, we determined that it was more likely than not that deferred tax assets associated with international operating losses would not be realized and recorded a valuation allowance for the full operating loss deferred tax asset of $0.2 million. We expect all other deferred tax assets will be realizable based on our history of earning pretax income (excluding non-deductible goodwill impairment charges) and based on our internal projections of future pretax income.

Uncertain Tax Positions

We account for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.  As of June 30, 2010, we had total unrecognized tax benefits of approximately $0.3 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If we were to prevail or the uncertainties were settled in our favor for all uncertain tax positions, the net effect is estimated to be a benefit to our tax expense of approximately $0.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk.    The Company’s exposure to market risk is principally confined to cash in deposit accounts and money market accounts, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity.    Changes in interest rates could impact our anticipated interest income on cash and cash equivalents. An adverse change in interest rates in effect as of June 30, 2010 would not have a material impact on the Company’s net income or cash flows.

Changes in interest rates could also impact the amount of interest we pay on borrowings under our line of credit. A 10% adverse change in the interest rates on borrowings under our line of credit would not have a material impact on the Company’s interest expense.

Foreign Currency Exchange Risk.    The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective.

(b) Internal Controls. There were no changes in our internal control over financial reporting that occurred during our first quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as such risk factors have been updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.  Based on our review of the risk factors presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as updated by our filings of subsequent periodic and current reports from time to time, there have been no material changes to the description of the risk factors since those filings.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

10.01	Employment Agreement between MRG Entertainment, Inc. and Richard Bruce Goldberg
10.02	Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Richard Bruce Goldberg
10.03	Second Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Richard Bruce Goldberg
10.04	Employment Agreement between MRG Entertainment, Inc. and Marc Laurence Greenberg
10.05	Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Marc Laurence Greenberg
10.06	Second Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Marc Laurence Greenberg
10.07#	TVN-CSB Adult VOD Services Agreement dated April 8, 2010 between Colorado Satellite Broadcasting, Inc. and TVN Entertainment Corporation
10.08#	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DirecTV, Inc.
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Confidential treatment has been requested as to portions of this exhibit.  Such portions have been redacted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
Dated: August 6, 2010	By:	/s/ Michael Weiner
	Name:	Michael Weiner
	Title:	Chief Executive Officer

Dated: August 6, 2010		/s/ Grant Williams
	Name:	Grant Williams
	Title:	Chief Financial Officer and Chief Accounting Officer

Exhibit No.	Exhibit Description

10.01	Employment Agreement between MRG Entertainment, Inc. and Richard Bruce Goldberg
10.02	Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Richard Bruce Goldberg
10.03	Second Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Richard Bruce Goldberg
10.04	Employment Agreement between MRG Entertainment, Inc. and Marc Laurence Greenberg
10.05	Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Marc Laurence Greenberg
10.06	Second Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Marc Laurence Greenberg
10.07#	TVN-CSB Adult VOD Services Agreement dated April 8, 2010 between Colorado Satellite Broadcasting, Inc. and TVN Entertainment Corporation
10.08#	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DirecTV, Inc.
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Confidential treatment has been requested as to portions of this exhibit.  Such portions have been redacted and filed separately with the SEC.