Form 10-K/A
period 2010-03-31
NEW FRONTIER MEDIA INC
filed 2010-09-03
CIK 847383

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

 EXPLANATORY NOTE

        This Amendment No. 1 to Form 10-K on Form 10-K/A (this "Amendment") amends the Annual Report on Form 10-K of New Frontier Media, Inc. (the "Company") for the fiscal year ended March 31, 2010, filed with the Securities and Exchange Commission (the "Commission") on June 11, 2010 (the "Original Filing"). This Amendment is being filed solely to incorporate by reference a revised redacted version of Exhibit 10.46 to the Original Filing, which has been revised in response to comments that the Company received from the staff of the Commission in connection with the Company's request for confidential treatment with respect thereto, and to include as an exhibit an amendment to the Company's Adult VOD License Agreement with Comcast Cable Communications, LLC that, while not deemed material by the Company, has been inadvertently omitted from the Company's periodic reports.

        As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment. Except as described above, no attempt has been made in this Amendment to modify or update other items or disclosures presented in the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events.

 PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        The following documents are filed or furnished, as applicable, as part of this report:

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
10.01	Lease Agreement for premises at 5435 Airport Boulevard, Boulder, Colorado(5)
10.02	Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(6)
10.03	Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(6)
10.04	Amendment Number One to Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(6)
10.05	License Agreement between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc.(6)
10.06	Amendment Number Two to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(7)
10.07	Amendment Number One to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(8)
10.08	Amendment Number Four to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(9)
10.09	Office Lease Agreement between New Frontier Media, Inc. and Northview Properties, LLC(9)
10.10	Lease Modification Agreement between New Frontier Media, Inc. and LakeCentre Plaza Limited, LLLP(9)
10.11	Catalog License Agreement between Pleasure Productions, Inc. and Colorado Satellite Broadcasting, Inc.(9)
10.12	Telecommunications Services Agreement between WilTel Communications, LLC and Colorado Satellite Broadcasting, Inc.(10)
10.13	Amendment No. 3 to Contract Number T70112100 between Colorado Satellite Broadcasting, Inc. and Intelsat USA Sales Corp.(11)

Exhibit No.		Exhibit Description
10.14	#	Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation(12)
10.15	*	Summary of Director Compensation Arrangements(22)
10.16	*	1998 Incentive Stock Plan(13)
10.17	*	1999 Incentive Stock Plan(14)
10.18	*	Millennium Incentive Stock Option Plan(15)
10.19	*	2001 Incentive Stock Plan(16)
10.20	*	2007 Stock Incentive Plan(17)
10.21	*	Form of Award Agreements under 2007 Stock Incentive Plan(18)
10.22	*	Amended and Restated Independent Contractor Agreement, dated November 7, 2007, between New Frontier Media, Inc. and Matthew Pullam(19)
10.23	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Michael Weiner(2)
10.24	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Grant Williams(2)
10.25	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ira Bahr(2)
10.26	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ken Boenish(2)
10.27	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Marc Callipari(2)
10.28	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Scott Piper(2)
10.29	#	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DirecTV, Inc.(19)
10.30		Stock Purchase Agreement, dated and effective as of November 13, 2008, by and between New Frontier Media, Inc. and Steel Partners II, L.P.(20)
10.31	#	Affiliation Agreement, dated January 1, 2000 and as amended to date, between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P.(21)
10.32	#	Video On Demand License Agreement, dated March 13, 2000 and as amended to date, between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P.(21)
10.33	#	Adult VOD License Agreement, dated October 18, 2002 and as amended to date, between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, Inc.(21)
10.34	#	Pleasure Service License Agreement, dated November 16, 2000 and as amended to date, between Colorado Satellite Broadcasting, Inc. and Comcast Programming, a division of Comcast Corporation(21)

Exhibit No.		Exhibit Description
10.35		First Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation(21)
10.36	#	Second Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation(21)
10.37	#	Third Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation(22)
10.38	*	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Michael Weiner(22)
10.39	*	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Grant Williams(22)
10.40	*	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ken Boenish(22)
10.41	*	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Scott Piper(22)
10.42	*	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Marc Callipari(22)
10.43		Promissory Note, dated December 15, 2009 between New Frontier Media, Inc. and Great Western Bank(23)
10.44	#	Business Loan Agreement, dated December 15, 2009 between New Frontier Media, Inc. and Great Western Bank(23)
10.45		Commercial Security Agreement, dated December 15, 2009 between New Frontier Media, Inc. and Great Western Bank(23)
10.46	##	TVN-CSB Adult VOD Services Agreement dated April 8, 2010 between Colorado Satellite Broadcasting, Inc. and TVN Entertainment Corporation(24)
10.47	##	Amendment Four to Adult VOD License Agreement dated July 19, 2007 between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC
21.01	†	Subsidiaries of the Company
23.01	†	Consent of Grant Thornton LLP
31.01	†	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.02	†	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.03		CEO Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.04		CFO Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.01	††	Section 1350 Certification of CEO
32.02	††	Section 1350 Certification of CFO

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

(24)
Incorporated by reference to Exhibit 10.07 included in the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2010 (File No. 000-23697).

*
Denotes management contract or compensatory plan or arrangement.

#
Confidential portions of this agreement have been redacted pursuant to a confidential treatment request filed separately with the SEC.

##
Confidential treatment has been requested as to portions of this exhibit. Such portions have been redacted and filed separately with the SEC.

†
Previously filed.

††
Previously furnished.

 SIGNATURES.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
By:	/s/ MICHAEL WEINER
	Name:	Michael Weiner
	Title:	Chief Executive Officer
	Date:	September 3, 2010

 EXHIBIT INDEX

Exhibit No.		Exhibit Description
3.01		Amended and Restated Articles of Incorporation of the Company(1)

3.02		Amended and Restated Bylaws of the Company(2)

4.01		Form of Common Stock Certificate(3)

4.02		Amended and Restated Rights Agreement between New Frontier Media, Inc. and Corporate Stock Transfer, Inc., as rights agent(4)

4.03		Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, together with the related Rights Certificate, included as Appendices A and B to the Rights Agreement incorporated by reference herein as Exhibit 4.02

10.01		Lease Agreement for premises at 5435 Airport Boulevard, Boulder, Colorado(5)

10.02		Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(6)

10.03		Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(6)

10.04		Amendment Number One to Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(6)

10.05		License Agreement between Colorado Satellite Broadcasting, Inc. and Metro Global Media, Inc.(6)

10.06		Amendment Number Two to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(7)

10.07		Amendment Number One to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Transponder Service(8)

10.08		Amendment Number Four to the Agreement between Colorado Satellite Broadcasting, Inc. and Loral Skynet Concerning Skynet Space Segment Service(9)

10.09		Office Lease Agreement between New Frontier Media, Inc. and Northview Properties, LLC(9)

10.10		Lease Modification Agreement between New Frontier Media, Inc. and LakeCentre Plaza Limited, LLLP(9)

10.11		Catalog License Agreement between Pleasure Productions, Inc. and Colorado Satellite Broadcasting, Inc.(9)

10.12		Telecommunications Services Agreement between WilTel Communications, LLC and Colorado Satellite Broadcasting, Inc.(10)

10.13		Amendment No. 3 to Contract Number T70112100 between Colorado Satellite Broadcasting, Inc. and Intelsat USA Sales Corp.(11)

10.14	#	Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation(12)

10.15	*	Summary of Director Compensation Arrangements(22)

10.16	*	1998 Incentive Stock Plan(13)

10.17	*	1999 Incentive Stock Plan(14)

10.18	*	Millennium Incentive Stock Option Plan(15)

Exhibit No.		Exhibit Description
10.19	*	2001 Incentive Stock Plan(16)

10.20	*	2007 Stock Incentive Plan(17)

10.21	*	Form of Award Agreements under 2007 Stock Incentive Plan(18)

10.22	*	Amended and Restated Independent Contractor Agreement, dated November 7, 2007, between New Frontier Media, Inc. and Matthew Pullam(19)

10.23	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Michael Weiner(2)

10.24	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Grant Williams(2)

10.25	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ira Bahr(2)

10.26	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ken Boenish(2)

10.27	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Marc Callipari(2)

10.28	*	Amended and Restated Employment Agreement between New Frontier Media, Inc. and Scott Piper(2)

10.29	#	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DirecTV, Inc.(19)

10.30		Stock Purchase Agreement, dated and effective as of November 13, 2008, by and between New Frontier Media, Inc. and Steel Partners II, L.P.(20)

10.31	#	Affiliation Agreement, dated January 1, 2000 and as amended to date, between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P.(21)

10.32	#	Video On Demand License Agreement, dated March 13, 2000 and as amended to date, between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P.(21)

10.33	#	Adult VOD License Agreement, dated October 18, 2002 and as amended to date, between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, Inc.(21)

10.34	#	Pleasure Service License Agreement, dated November 16, 2000 and as amended to date, between Colorado Satellite Broadcasting, Inc. and Comcast Programming, a division of Comcast Corporation(21)

10.35		First Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation(21)

10.36	#	Second Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation(21)

10.37	#	Third Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation(22)

10.38	*	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Michael Weiner(22)

Exhibit No.		Exhibit Description
10.39	*	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Grant Williams(22)

10.40	*	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Ken Boenish(22)

10.41	*	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Scott Piper(22)

10.42	*	First Amendment to the Amended and Restated Employment Agreement between New Frontier Media, Inc. and Marc Callipari(22)

10.43		Promissory Note, dated December 15, 2009 between New Frontier Media, Inc. and Great Western Bank(23)

10.44	#	Business Loan Agreement, dated December 15, 2009 between New Frontier Media, Inc. and Great Western Bank(23)

10.45		Commercial Security Agreement, dated December 15, 2009 between New Frontier Media, Inc. and Great Western Bank(23)

10.46	##	TVN-CSB Adult VOD Services Agreement dated April 8, 2010 between Colorado Satellite Broadcasting, Inc. and TVN Entertainment Corporation(24)

10.47	##	Amendment Four to Adult VOD License Agreement dated July 19, 2007 between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC

21.01	†	Subsidiaries of the Company

23.01	†	Consent of Grant Thornton LLP

31.01	†	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.02	†	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.03		CEO Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.04		CFO Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.01	††	Section 1350 Certification of CEO

32.02	††	Section 1350 Certification of CFO

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

(24)
Incorporated by reference to Exhibit 10.07 included in the Company's Quarterly Report on Form 10-Q filed for the quarter ended June 30, 2010 (File No. 000-23697).

*
Denotes management contract or compensatory plan or arrangement.

#
Confidential portions of this agreement have been redacted pursuant to a confidential treatment request filed separately with the SEC.

##
Confidential treatment has been requested as to portions of this exhibit. Such portions have been redacted and filed separately with the SEC.

†
Previously filed.

††
Previously furnished.

QuickLinks

EXPLANATORY NOTE
PART IV.
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES.
EXHIBIT INDEX