Form 10-Q
period 2010-09-30
NEW FRONTIER MEDIA INC
filed 2010-11-05
CIK 847383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities and Exchange Act of 1934.

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 1, 2010, 19,201,018 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q

NEW FRONTIER MEDIA, INC.

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2010

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	(Unaudited)
	September 30,	March 31,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$14,796	$17,187
Restricted cash	112	112
Accounts receivable, net of allowance for doubtful accounts of $221 and $253, at September 30, 2010 and March 31, 2010, respectively	8,571	10,112
Deferred producer-for-hire costs	3,632	625
Taxes receivable	1,747	944
Prepaid and other assets	1,281	1,749

Total current assets	30,139	30,729

Equipment and furniture, net	5,902	4,557
Content and distribution rights, net	11,628	11,316
Recoupable costs and producer advances, net	3,431	3,421
Film costs, net	4,611	5,705
Goodwill	3,743	3,743
Other identifiable intangible assets, net	319	673
Deferred tax assets	437	349
Other assets	1,376	1,320

Total assets	$61,586	$61,813

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$979	$1,103
Producers payable	1,171	951
Deferred revenue	1,028	685
Accrued compensation	1,547	1,802
Deferred producer liabilities	1,155	1,377
Short-term debt	1,000	1,000
Deferred tax liabilities	109	107
Accrued and other liabilities	1,356	1,823

Total current liabilities	8,345	8,848

Taxes payable	309	309
Other long-term liabilities	441	528

Total liabilities	9,095	9,685

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 19,201 and 19,432 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	2	2
Additional paid-in capital	54,942	54,929
Accumulated deficit	(2,381)	(2,735)
Accumulated other comprehensive loss	(72)	(68)

Total shareholders’ equity	52,491	52,128

Total liabilities and shareholders’ equity	$61,586	$61,813

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Six Months Ended September 30,
	2010	2009	2010	2009
Net revenue	$11,162	$11,375	$23,616	$23,862
Cost of sales	4,265	4,039	9,328	8,455

Gross margin	6,897	7,336	14,288	15,407

Operating expenses:
Sales and marketing	1,825	1,737	3,855	3,864
General and administrative	4,724	3,737	9,164	8,050
Charge for asset impairments	624	—	624	—

Total operating expenses	7,173	5,474	13,643	11,914

Operating income (loss)	(276)	1,862	645	3,493

Other income (expense):
Interest income	12	13	28	26
Interest expense	(23)	(65)	(46)	(138)
Other income, net	1	7	4	1

Total other expense	(10)	(45)	(14)	(111)

Income (loss) from continuing operations before income tax benefit (expense)	(286)	1,817	631	3,382

Income tax benefit (expense)	91	(678)	(269)	(1,257)

Income (loss) from continuing operations	(195)	1,139	362	2,125

Loss from discontinued operations, net of income tax benefit of $0, $70, $5, and $162, respectively	(1)	(133)	(8)	(292)

Net income (loss)	$(196)	$1,006	$354	$1,833

Basic income (loss) per share
Continuing operations	$(0.01)	$0.06	$0.02	$0.11
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Net basic income (loss) per share(1)	$(0.01)	$0.05	$0.02	$0.09

Diluted income (loss) per share
Continuing operations	$(0.01)	$0.06	$0.02	$0.11
Discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Net diluted income (loss) per share(1)	$(0.01)	$0.05	$0.02	$0.09

(1)          May not sum due to rounding.

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$354	$1,833
Add: Loss from discontinued operations	8	292
Income from continuing operations	362	2,125
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	4,691	4,564
Share-based compensation	372	328
Deferred taxes	(85)	(19)
Charge for asset impairments	624	—
Change in operating assets and liabilities:
Accounts receivable	1,839	500
Accounts payable	(116)	203
Content and distribution rights	(2,463)	(1,982)
Film costs	(789)	(955)
Deferred producer-for-hire costs	(3,007)	(1,989)
Deferred producer liabilities	(222)	118
Deferred revenue	363	14
Producers payable	220	(166)
Taxes receivable and payable	(798)	153
Accrued compensation	(255)	533
Recoupable costs and producer advances	(10)	374
Other assets and liabilities	(349)	(906)

Net cash provided by operating activities of continuing operations	377	2,895
Net cash used in operating activities of discontinued operations	(37)	(710)
Net cash provided by operating activities	340	2,185

Cash flows from investing activities:
Purchases of investments	—	(1,000)
Redemptions of investments	—	90
Purchases of equipment and furniture	(2,295)	(431)
Purchase of intangible assets	—	(18)

Net cash used in investing activities of continuing operations	(2,295)	(1,359)
Net cash used in investing activities of discontinued operations	—	(1)
Net cash used in investing activities	(2,295)	(1,360)

Cash flows from financing activities:
Purchases of common stock	(363)	—
Payment on short-term debt	—	(500)
Payment of long-term seller financing	(75)	(75)

Net cash used in financing activities of continuing operations	(438)	(575)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(438)	(575)

Net increase (decrease) in cash and cash equivalents	(2,393)	250
Effect of exchange rate changes on cash and cash equivalents	2	4
Cash and cash equivalents, beginning of period	17,187	16,049

Cash and cash equivalents, end of period	$14,796	$16,303

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Six Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(196)	$1,006	$354	$1,833
Other comprehensive income (loss):
Currency translation adjustment	5	12	(4)	83

Total comprehensive income (loss)	$(191)	$1,018	$350	$1,916

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

	(Unaudited) Six Months Ended September 30,
	2010	2009
Common stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	54,929	54,702
Reversal of tax benefit for stock option forfeitures/cancellations	(1)	(72)
Purchases of common stock	(363)	—
Share-based compensation	377	333

Balance at end of period	54,942	54,963

Retained earnings (accumulated deficit)
Balance at beginning of period	(2,735)	(997)
Net income	354	1,833

Balance at end of period	(2,381)	836

Accumulated other comprehensive loss
Balance at beginning of period	(68)	(132)
Currency translation adjustment	(4)	83

Balance at end of period	(72)	(49)

Total shareholders’ equity	$52,491	$55,752

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its wholly owned subsidiaries (collectively hereinafter referred to as “New Frontier Media,” the “Company,” “we,” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United Stated (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company believes these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of New Frontier Media’s financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s annual report on Form 10-K filed with the SEC on June 11, 2010.  The results of operations for the six month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of New Frontier Media.  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made by the Company in several areas, including, but not limited to, estimated revenue for certain Transactional TV segment pay-per-view (“PPV”) and video-on-demand (“VOD”) services; the recognition and measurement of income tax expenses, assets and liabilities (including the measurement of uncertain tax positions and the valuation allowances for deferred tax assets); the recoverability of recoupable costs and producer advances; the assessment of film costs and the forecast of anticipated revenue (“ultimate” revenue), which is used to amortize film costs; the amortization methodology and valuation of content and distribution rights; the valuation of goodwill, intangible and other long-lived assets; and the valuation and recognition of share-based compensation.

The Company bases its estimates and judgments on historical experience and on various other factors that are considered reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.  The prior year period results have been reclassified to conform with the current year presentation of discontinued operations and the charge for asset impairments.  Adjustments to the Company’s allowance for unrecoverable recoupable costs and producer advances are reflected in general and administrative within operating expenses.  These adjustments were reflected in the charge for asset impairments in prior year periods.

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

NOTE 3 — INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share from continuing operations are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income (loss) from continuing operations	$(195)	$1,139	$362	$2,125
Average outstanding shares of common stock	19,329	19,494	19,380	19,494
Dilutive effect of warrants/stock options	—	4	—	4
Common stock and common stock equivalents	19,329	19,498	19,380	19,498
Basic income (loss) per share from continuing operations	$(0.01)	$0.06	$0.02	$0.11
Diluted income (loss) per share from continuing operations	$(0.01)	$0.06	$0.02	$0.11

The Company computed basic income (loss) per share from continuing operations using net income (loss) from continuing operations and the weighted average number of common shares outstanding during the period. The Company computed diluted income (loss) per share from continuing operations using net income (loss) from continuing operations and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period. For the three month period ended September 30, 2010, there was no dilutive effect from options because the inclusion of options in the calculation of diluted loss per share would be antidilutive. The Company excluded 2.2 million options from the calculation of diluted income (loss) per share from continuing operations for the six month period ended September 30, 2010 and 1.8 million options and warrants from the calculation of diluted income (loss) per share from continuing operations  for each of the three and six month periods ended September 30, 2009.  Inclusion of these options and warrants would be antidilutive.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 — EMPLOYEE EQUITY INCENTIVE PLANS

The Company adopted the New Frontier Media, Inc. 2010 Stock Incentive Plan (the “2010 Plan”) in August 2010. The 2010 Plan replaces the New Frontier Media, Inc. 2007 Stock Incentive Plan.   The 2010 Plan was approved by the Company’s shareholders, and the purpose of the 2010 Plan is to encourage the further growth and development of the Company by providing equity and related awards to selected directors and employees. The 2010 Plan is also intended to assist the Company in attracting and retaining employees and directors, optimize profitability and to promote teamwork.  Under the 2010 Plan, employees and directors of the Company may be granted incentive stock options, restricted stock, bonus stock and other awards, or any combination thereof. There were 1,250,000 shares of the Company’s common stock originally authorized for issuance under the 2010 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 312,500 shares. Awards granted under the 2010 Plan that are subsequently forfeited or cancelled may be reissued under the provisions of the 2010 Plan. Awards may be granted to employees and non-employee directors of New Frontier Media with exercise prices equal to, or in excess of, the fair market value of the underlying common stock at the date of grant. Generally, the stock options vest ratably over a four-year period and expire ten years from the date of grant. As of September 30, 2010, no awards had been granted under the 2010 plan.

Share-Based Compensation

The Company accounts for employee and non-employee stock options under the fair value method which requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at grant date based on the estimated fair value of the award. The Company uses the straight-line attribution method to recognize share-based compensation costs over the requisite service period of the award. Share-based compensation is determined using the Black-Scholes option pricing model for estimating the fair value of options granted under the Company’s equity incentive plan. The Company uses certain assumptions in order to calculate the fair value of an option using the Black-Scholes option pricing model. The volatility assumptions are derived using historical volatility data. The expected term assumptions are stratified between officers and non-officers and are determined using the estimated weighted average exercise behavior for these two groups of employees. The dividend yield assumption is based on dividends declared by the Company’s Board of Directors and estimates of dividends to be declared in the future.   No options were granted during the three or six month periods ended September 30, 2010 or 2009.

Share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, which considers estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company recognizes the effect of adjusting the estimated forfeiture rate for all expense amortization in the period that the Company changes the forfeiture estimate. The effect of forfeiture adjustments was not significant during the three and six month periods ended September 30, 2010.  The effect of forfeiture adjustments was $0.2 million during each of the three and six month periods ended September 30, 2009.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the effects of share-based compensation resulting from options granted under the Company’s equity incentive plans. This expense from continuing operations is included in cost of sales, sales and marketing, and general and administrative expenses (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Share-based compensation expense before income taxes	$144	$118	$372	$328
Income tax benefit	(71)	(43)	(159)	(121)
Total share-based compensation expense after income taxes	$73	$75	$213	$207
Share-based compensation effect on basic and diluted income (loss) per common share	$—	$—	$0.01	$0.01

Stock option transactions during the six month period ended September 30, 2010 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at March 31, 2010	2,228,902	$5.11
Forfeited/Expired	(7,500)	$3.20

Outstanding at September 30, 2010	2,221,402	$5.12	6.5	$—

Options exercisable at September 30, 2010	1,295,402	$6.60	5.2	$—

Options vested and expected to vest—Non-Officers	961,479	$5.60	5.9	$—

Options vested and expected to vest—Officers	1,192,202	$4.86	7.0	$—

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media stock at the time of exercise or at the end of the quarter if unexercised.

As of September 30, 2010, there was $0.2 million and $0.7 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company’s equity incentive plan. The unrecognized compensation cost for each of the non-officers and officers is expected to be recognized over a weighted average period of 1 year.

NOTE 5 — FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company measures certain assets, such as goodwill, film costs and intangible assets, at fair value on a nonrecurring basis when they are deemed to be impaired. The fair values are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the asset exceeds its fair value. The following table presents the Company’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Net Fair Value	Impairment Charge

Film costs(1)	$—	$—	$318	$318	$624

(1) Measurement relates to the Film Production segment film cost impairment analysis. See Note 9—Film Cost Impairment for additional discussion.

NOTE 6 — SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the Company’s chief operating decision maker.  The Company has the following reportable operating segments:

• Transactional TV—distributes branded adult entertainment PPV networks and VOD content through electronic distribution platforms including cable television and direct broadcast satellite (“DBS”) operators.

• Film Production—produces and distributes mainstream films and erotic features and events. These titles are distributed on U.S. and international premium channels, PPV channels and VOD platforms. The Film Production segment also distributes a full range of independently produced motion pictures to markets around the world. Additionally, this segment periodically provides producer-for-hire services to major Hollywood studios.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net revenue
Transactional TV	$9,082	$9,315	$18,055	$18,959
Film Production	1,874	1,744	5,164	4,277
Direct-to-Consumer	206	316	397	626
Total	$11,162	$11,375	$23,616	$23,862
Segment profit (loss)
Transactional TV	$3,177	$4,142	$6,651	$8,121
Film Production	(830)	76	(434)	433
Direct-to-Consumer	(257)	(169)	(475)	(304)
Corporate Administration	(2,376)	(2,232)	(5,111)	(4,868)
Total	$(286)	$1,817	$631	$3,382
Interest income
Film Production	$6	$—	$12	$—
Corporate Administration	6	13	16	26
Total	$12	$13	$28	$26
Interest expense
Direct-to-Consumer	$2	$—	$4	$—
Corporate Administration	21	65	42	138
Total	$23	$65	$46	$138

Depreciation and amortization
Transactional TV	$1,504	$1,302	$2,850	$2,585
Film Production	581	741	1,739	1,820
Direct-to-Consumer	40	71	77	135
Corporate Administration	13	12	25	24
Total	$2,138	$2,126	$4,691	$4,564

The Company’s total identifiable asset balance by operating segment as of the dates presented was as follows (in thousands):

	September 30, 2010	March 31, 2010
Identifiable Assets
Transactional TV	$28,001	$26,474
Film Production	15,693	15,490
Direct-to-Consumer	758	775
Corporate Administration	17,129	18,850
Total continuing operations assets	61,581	61,589
Total discontinued operations assets	5	224
Total assets	$61,586	$61,813

Approximately $0.1 million of the Company’s total assets are located in Europe as of September 30, 2010. All other assets are located in the U.S.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Net revenue, classified by geographic billing location of the customer, during the three and six month periods ended September 30 were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009

Domestic net revenue	$9,262	$10,073	$20,106	$21,368

International net revenue:
Europe, Middle East and Africa	416	447	819	767
Latin America	656	471	1,238	868
Canada	722	364	1,305	731
Other	106	20	148	128
Total international net revenue	1,900	1,302	3,510	2,494

Total net revenue	$11,162	$11,375	$23,616	$23,862

NOTE 7 — MAJOR CUSTOMERS

The Company’s major customers (customers with revenue in excess of 10% of total net revenue during a presented period) are Comcast Corporation (“Comcast”), Time Warner, Inc. (“Time Warner”), DISH Network Corporation (“DISH”), and DirecTV, Inc. (“DirecTV”). Revenue from these customers is included in the Transactional TV and Film Production segments. Net revenue from these customers as a percentage of total net revenue for each of the three and six month periods ended September 30 are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Comcast	19%	18%	18%	19%
Time Warner	12%	13%	11%	13%
DISH	11%	12%	10%	12%
DirecTV	10%	14%	10%	14%

The Company’s outstanding accounts receivable balances due from its major customers as of the dates presented are as follows (in thousands):

	September 30, 2010	March 31, 2010
Comcast	$1,312	$1,221
DISH	1,238	1,810
DirecTV	694	699
Time Warner	372	448

The loss of any of the Company’s major customers would have a material adverse effect on the Company’s results of operations and financial condition.

NOTE 8 — INCOME TAXES

The Company accounts for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.  As of September 30, 2010, the Company had total unrecognized tax benefits of approximately $0.3 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If the Company was to prevail or the uncertainties were settled in favor of the Company on all uncertain tax positions, the net effect is estimated to be a benefit to the Company’s tax expense of approximately $0.3 million.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Based on historical research and development tax credit studies, the Company has estimated that it will utilize research and development tax credits during fiscal year 2010 of between $0.1 million and $0.2 million.  For fiscal year 2011, the estimated tax rate does not include any research and development tax credits because the tax credit expired as of December 31, 2009 and has not been extended as of September 30, 2010.

The Company files U.S. federal, state and foreign income tax returns. With few exceptions, the Company is no longer subject to examination of its federal and state income tax returns for years prior to fiscal year 2006.  The Company’s fiscal year 2006, 2007 and 2008 federal income tax returns are open for examination in connection with the filing of amended returns for those years to realize approximately $0.4 million in total research and development tax credits and claim a refund.  An estimation of the possible outcome of such examination cannot be made.

NOTE 9 — FILM COST IMPAIRMENT

Film costs are reviewed for impairment on a title-by-title basis each quarterly reporting period when events or circumstances indicate an assessment is warranted. The Company records an impairment charge when the fair value of the assessed title is less than the unamortized cost. Examples of events or circumstances that could result in an assessment and impairment charge for film costs include (a) an unexpected less favorable performance of a film title or event on a cable platform or (b) a downward adjustment in the estimated future performance of a film title or event due to an adverse change to the general business climate.  During the three month period ended September 30, 2010, the Company adjusted downward the estimated future revenue for several films due to a continuation of lower than expected performance.  As a result, the Company performed an assessment of certain films and determined the estimated fair value of the films was less than the unamortized film costs and incurred an impairment charge of $0.6 million related to the films. The impairment charge is recorded in the charge for asset impairments within the Film Production segment.

NOTE 10 — BORROWING ARRANGEMENTS

On December 15, 2009, the Company’s former line of credit matured and the Company obtained a new line of credit from a financial institution.  The line of credit is secured by certain trade accounts and accounts receivable, is scheduled to mature on December 15, 2010, and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum or (b) 5.75% per annum.  The remainder of the line of credit may be drawn from time to time to support the Company’s operations and short-term working capital needs, if any.  A loan origination fee of 0.5% of the available line was paid by the Company upon the execution of the line of credit.  The line of credit includes a maximum borrowing base equal to the lesser of 75% of the trade accounts and accounts receivable securing the line of credit or $5.0 million, and the maximum borrowing base at September 30, 2010 was $5.0 million.

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including, without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring without consent any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in the Company’s current client base as it relates to our largest clients.  The line of credit provides that an event of default will exist in certain circumstances, including without limitation, the Company’s failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, the Company’s insolvency, a change in control of the Company, any material adverse change in the Company’s financial condition and certain other events customary for facilities of this type.  As of September 30, 2010, the Company’s outstanding principal balance under the line of credit was $1.0 million, and the Company was in compliance with the related covenants.

NOTE 11 — COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

In July 2010, the Company executed a five-year license agreement to rebrand and distribute three new international linear pay-per-view channels.  The satellite footprint for the channels covers all of Europe, the Middle East, and areas of Northern Africa. The new channels will primarily target cable, internet protocol television, digital terrestrial and satellite

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

platforms in Europe.  As a result of the execution of the license agreement, the Company has future contractual cash obligations of $0.1 million, $0.2 million, $0.2 million, $0.2 million, $0.2 million and $0.1 million for the years ending March 31, 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

Employment Contracts

During the three month period ended September 30, 2010, an employee’s contract term was extended effective April 1, 2011. The impact of the change in term is an increase in the Company’s commitments under the obligation of $0.3 million for each of the years ending March 31, 2012 and 2013.

In September 2010, the employment of a Co-President of the Film Production segment was involuntarily terminated under the provisions of his employment agreement.  As a result, the Company recorded a $0.2 million severance expense within the Film Production segment during the three month period ended September 30, 2010 associated with the departure.

Other Contingencies

The Film Production segment has distributed eight repped content horror films through a large video rental retailer (the “Retailer”).  The Company incurred recoupable costs and producer advances associated with the films distributed to the Retailer. The Retailer filed for bankruptcy in late September 2010.  The Company currently expects that it will be successful in collecting amounts owed to it through the distribution arrangement.  If the Company is unable to collect amounts owed to it related to its distribution of films through the Retailer, the Company expects that it will be unable to recover the recoupable costs and producer advances incurred for the related films. The Company estimates that it would incur a maximum increase in the allowance for unrecoverable recoupable costs and producer advances of approximately $0.4 million if it is unable to collect amounts due from the distribution agreement with the Retailer.

Legal Proceedings

In the normal course of business, the Company is subject to various lawsuits and claims. The Company believes that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on its financial statements.

NOTE 12 — GUARANTEES

From time to time, the Film Production segment enters into sales agency arrangements whereby the Company provides a guarantee to the producer that license fees will be equal to or greater than a stated amount.  These arrangements are typically executed once the Company has identified or pre-sold the related film for license fees equal to or greater than the guarantee amount.  If the Company were unable to execute and collect license fees equal to the guarantee amount, the Company would be required to pay the difference between the guarantee and the collected license fees.  As of September 30, 2010, the estimated maximum payment due under a guarantee is approximately $0.2 million, and the term of the original agreement expires in 2024.  The Company estimates that the likelihood of having to make a payment under the guarantee is remote.

The Film Production segment is providing producer-for-hire services related to a movie production in the state of Georgia.  Based on the location of the production and other factors, the Company is eligible to receive certain transferable production tax credits in the state of Georgia.  In September 2010, the Company entered into an agreement to sell a portion of the estimated available tax credits for a net purchase price of approximately $0.6 million. If the tax credits are recaptured, forfeited, recovered or otherwise become invalid within a four year period subsequent to the Company’s sale of the tax credits, the Company has agreed to reimburse the buyer for the value of the invalid tax credits as well as any interest, penalties or other fees incurred in connection with the loss of the tax credits. The Company and the buyer of the tax credits had not fulfilled their contractual terms as of September 30, 2010, so the Company had no obligation under the guarantee as of September 30, 2010.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 — DISCONTINUED OPERATIONS

The Direct-to-Consumer segment acquired certain intangible assets in late fiscal year 2008 in an effort to expand the product lines that are delivered directly to consumers. The acquired intangible assets primarily related to intellectual property rights technology that allowed the Company to manufacture a set-top box through which consumers could obtain content directly through the internet and view the content on television. During the fourth quarter of fiscal year 2010, the Company implemented a plan to discontinue the operations of the internet protocol television (“IPTV”) set-top box business based primarily on lower than expected performance of the IPTV set-top box business. Cash flows associated with the IPTV set-top box business have been materially eliminated from the ongoing operations of the Company, and the Company does not have any significant continuing involvement in the operations of the IPTV set-top box business.

The discontinued operations generated immaterial net revenue during each of the three and six month periods ended September 30, 2010 and 2009.  The pre-tax loss was immaterial during each of the three and six month periods ended September 30, 2010, and the pre-tax loss during the three and six month periods ended September 30, 2009 was $0.2 million and $0.5 million, respectively.

NOTE 14 — SUBSEQUENT EVENTS

In October 2010, the Company entered into an operating lease agreement to rent an approximately 50,000 square feet facility with occupancy scheduled for June 2011.  The Company expects that the leased facility will be primarily used by the Transactional TV, Direct-to-Consumer and Corporate Administration segments, and the new facility will replace the Company’s digital broadcast and corporate facilities.  The landlord of the new facility will assume the Company’s current digital broadcast facility lease in connection with the new operating lease agreement. The initial term of the agreement expires in January 2022 and provides for options to extend the term of the lease if agreed upon by the landlord and the Company.  Upon execution of the agreement, the Company paid a security deposit of approximately $0.1 million of which approximately 50% is non-refundable.  The Company also agreed to pay for the first $1.0 million of tenant improvements for the facility. Additionally, the landlord agreed to provide a tenant improvement allowance of approximately $1.7 million which is available for any tenant improvement costs in excess of the initial $1.0 million in costs.  The Company’s future contractual cash obligations under the lease are as follows (in thousands):

Year Ending March 31,
2012	$315
2013	472
2014	629
2015	634
2016	653
Thereafter	4,150
Total minimum payments	$6,853

In October 2010, the employment of the remaining President of the Film Production segment was involuntarily terminated under the provisions of his employment agreement effective December 2010.  As a result, the Company estimates that a $0.1 million severance expense will be recorded within the Film Production segment in the third quarter of fiscal year 2011 associated with the departure.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major Transactional TV segment customers that accounted for approximately 49% of our total revenue during the six month period ended September 30, 2010; 2) maintain the license fee structures and distribution market share currently in place with our customers; 3) maintain our pay-per-view (“PPV”) and video-on-demand (“VOD”) shelf space with existing customers; 4) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers; 5) retain our key executives; 6) produce film content that is well received by our Film Production segment’s customers; 7) comply with future regulatory developments; and 8) successfully compete against other forms of entertainment such as pay and free adult oriented internet sites as well as adult oriented premium channel content. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of our most recently filed Form 10-K, as amended, and as updated by periodic and current reports that we may file from time to time with the United States Securities and Exchange Commission (“SEC”) that amend or update such factors.  Some of these risks are detailed in Part II, Item 1A, Risk Factors, herein and elsewhere in this Form 10-Q.

Executive Summary

We are a leader in transactional television and the distribution of general motion picture entertainment. Our key customers include large cable and satellite operators, premium movie channel providers and major Hollywood studios. We distribute content world-wide. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our Transactional TV segment distributes adult content to cable and satellite operators who then distribute the content to retail customers via PPV and VOD technology. We earn revenue through contractual percentage splits of the retail price. The Transactional TV segment has historically been our most profitable segment. The Film Production segment primarily generates revenue through the distribution of mainstream content to large cable and satellite operators, premium movie channel providers and other international content distributors. This segment also periodically provides contract film production services to major Hollywood studios (“producer-for-hire” arrangements). The Film Production segment incurred operating losses during the three and six month periods ended September 30, 2010 as well as in fiscal years 2010 and 2009 primarily due to large non-cash impairment charges and increases in the allowance for unrecoverable recoupable costs and producer advances. Our Direct-to-Consumer segment primarily generates revenue from membership fees earned through the distribution of adult content to consumer websites. The Direct-to-Consumer segment has historically incurred operating losses and is expected to continue to incur operating losses for the foreseeable future; however, we have focused our activities on improving the segment results through efforts described below. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc.

The business models of each of our segments are summarized below.

Transactional TV Segment

Our Transactional TV segment is focused on the distribution of its PPV and VOD services to MSOs and DBS providers worldwide. We earn a percentage of revenue, or “split”, from our content for each VOD, PPV or subscription that is purchased on our customers’ platforms. Revenue growth can occur when we launch our services to new cable MSOs or DBS providers, when we experience growth in the number of digital subscribers for systems where our services are currently distributed, when we launch additional services or replace our competitors’ services on existing customer cable and DBS platforms, and when our proportional buy rates improve relative to our competitors. Alternatively, our revenue could decline if we were to experience lower consumer buy rates as has been the case with the recent general economic downturn, if customers migrate to other forms of entertainment such as pay and free adult oriented internet sites which we believe may also be occurring as a result of the economic downturn, if the revenue splits we receive from our customers decline, if additional competitive channels are added to our customers’ platforms or if our existing customers remove or replace our services on their platform.

Film Production Segment

The Film Production segment has historically derived the majority of its revenue from two principal businesses: (1) the production and distribution of original motion pictures such as erotic thrillers, horror movies, and erotic, event-styled content (“owned content”); and (2) the licensing of mainstream third party films in international and domestic markets where we act as a sales agent for the product (“repped content”). This segment also periodically provides contract film production services to certain major Hollywood studios (“producer-for-hire” arrangements). This segment has incurred non-cash impairment charges and increases in its allowance for unrecoverable recoupable costs and producer advances resulting in operating losses during the three and six month periods ended September 30, 2010 as well as in fiscal years 2010 and 2009.  If the owned and repped content we distribute underperforms relative to our expectations, we may incur additional impairment charges and increases in our allowances in the future.

Direct-to-Consumer Segment

Our Direct-to-Consumer segment generates revenue primarily by selling memberships to our adult consumer websites. During fiscal years 2010 and 2009, we experienced a decline in the Direct-to-Consumer segment revenue which we believe is due to a decline in consumer spending as a result of the unfavorable economic conditions as well as the availability of free and low-cost internet content. We expect this segment will continue to incur operating losses for the foreseeable future; however, we recently launched additional niche consumer websites during fiscal year 2010 as well as a dating website and are optimistic that these efforts will result in improved performance in the future.  The Direct-to-Consumer segment also operated an internet protocol television (“IPTV”) set-top box business beginning in late fiscal year 2008. In the fourth quarter of fiscal year 2010, we discontinued the operations of the IPTV business model as a result of underperformance in fiscal year 2010.

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

Critical Accounting Policies

The significant accounting policies set forth in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as amended, and as updated by Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein, and Management’s Discussion and

Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as amended, appropriately represent, in all material respects, the current status of our critical accounting policies, the disclosure with respect to which is incorporated herein by reference.

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2010	2009	% change	2010	2009	% change
Net revenue
VOD	$5.5	$5.0	10%	$10.9	$10.1	8%
PPV	3.4	4.2	(19)%	6.9	8.5	(19)%
Other	0.1	0.2	(50)%	0.2	0.4	(50)%

Total	9.1	9.3	(2)%	18.1	19.0	(5)%

Cost of sales	3.3	2.9	14%	6.3	5.9	7%

Gross profit	5.7	6.4	(11)%	11.7	13.1	(11)%

Gross profit percentage	63%	69%		65%	69%

Operating expenses	2.6	2.3	13%	5.1	5.0	2%

Operating income	$3.2	$4.1	(22)%	$6.6	$8.1	(19)%

Net Revenue

VOD

VOD revenue increased during each of the three and six month periods ended September 30, 2010 due to an increase in international revenue of approximately $0.5 million and $1.0 million, respectively. The improvement in international revenue performance was primarily due to new customer launches, an increase in the quantity of content distributed to existing customers, an improvement in our content performance with existing customers, and adjustments to customer menu structures.  Domestic VOD revenue was generally flat during each of the three and six month periods ended September 30, 2010.  We believe the stabilization in the domestic VOD revenue is due to adjustments we have made to our programming mix as well as new content packages we recently launched.

PPV

PPV revenue was lower during the three and six month periods ended September 30, 2010 primarily due to a decline in revenue of $0.5 million and $1.1 million, respectively, from the loss of a channel on a U.S. DBS platform.  The related channel was removed in November 2009.  Domestic revenue also declined as a result of lower revenue from other DBS and top 10 cable MSOs in the U.S. We believe these declines are due to lower consumer spending.  We believe that the depressed economic conditions are causing consumers that have historically purchased our content with discretionary income to reduce their spending on our content, eliminate their acquisition of our content, or view adult content through less expensive alternatives such as low-cost and free internet sites.  Although we have made adjustments on domestic VOD platforms in order to stabilize that revenue, we do not have flexibility to make similar adjustments on domestic PPV platforms due to the linear nature of PPV distribution.  As a result, the decline in consumer spending has had a larger unfavorable impact on our domestic PPV revenue as compared to our domestic VOD revenue.  Partially offsetting the decline in revenue was a $0.1 million and $0.2 million increase in international PPV revenue during the three and six month periods ended September 30, 2010, respectively, primarily from our distribution of content to Latin America.

Other

Other revenue primarily includes revenue from advertising on our PPV channels and from distribution fees.  The decline in revenue during the three and six month periods ended September 30, 2010 was due to a general decline in advertising and distribution activity.  We believe customers are reducing or eliminating their spending on these services as a method to decrease expenses in response to the challenging economic conditions.

Cost of Sales

Our cost of sales consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisitions, VOD transport, amortization of content, depreciation of equipment, and related employee costs.

Cost of sales increased during the three month period ended September 30, 2010 primarily due to (a) a $0.1 million increase in transponder costs associated with new channels we launched in Latin America, (b) a $0.1 million increase in content and distribution rights amortization primarily from acquiring and distributing a larger proportion of the annual content acquisitions during the first half of the fiscal year, (c) a $0.1 million increase in employee costs to support content programming analysis, and (d) a $0.1 million increase in transport costs primarily from our distribution of VOD content to domestic and international customers.

Cost of sales increased during the six month period ended September 30, 2010 primarily due to (a) a $0.2 million increase in transponder costs associated with the new channels we launched in Latin America, (b) a $0.2 million increase in content and distribution rights amortization primarily from acquiring and distributing a larger proportion of the annual content acquisitions during the first half of the fiscal year, and (c) a $0.1 million increase in employee costs to support content programming analysis.  The increase in costs was partially offset by a decline in transport expenses from executing a new transport agreement that contained more favorable financial terms.

Operating Expenses and Operating Income

Operating expenses increased during the three month period ended September 30, 2010 primarily due to (a) a $0.1 million increase in depreciation expenses from purchasing storage equipment to support our international growth and the increase in domestic content distribution, and (b) a $0.1 million increase in costs because the same prior year quarter included a gain from a vendor settlement that did not recur in the quarter ended September 30, 2010.  Also contributing to the increase were higher advertising and promotion costs incurred in an effort to grow our domestic revenue and higher business development consulting expenses incurred in an effort to grow our international revenue.  Operating income for the three month periods ended September 30, 2010 and 2009 was $3.2 million and $4.1 million, respectively.

Operating expenses increased during the six month period ended September 30, 2010 primarily due to (a) a $0.1 million increase in employee costs to support the development of new content packages, (b) a $0.1 million increase in depreciation expenses from purchasing storage equipment to support our international growth and the increase in domestic content distribution, (c) a $0.1 million increase in business development consulting costs incurred in an effort to grow our international revenue, and (d) a $0.1 million increase in costs because the same prior year period included a gain from a vendor settlement that did not recur during the six month period ended September 30, 2010.  Partially offsetting the increase in costs was a $0.3 million decline in promotion and advertising costs due to certain promotional events that occurred in the first half of the prior fiscal year but did not recur in the first half of the current fiscal year. Operating income for the six month periods ended September 30, 2010 and 2009 was $6.6 million and $8.1 million, respectively.

Film Production Segment

The following table sets forth certain financial information for the Film Production segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2010	2009	% change	2010	2009	% change
Net revenue
Owned content	$1.0	$1.2	(17)%	$3.0	$3.2	(6)%
Repped content	0.8	0.5	60%	1.3	1.0	30%
Producer-for-hire and other	0.1	—	#	0.9	0.1	#

Total	1.9	1.7	12%	5.2	4.3	21%

Cost of sales	0.6	0.7	(14)%	2.4	1.8	33%

Gross profit	1.3	1.0	(30)%	2.8	2.5	12%

Gross profit percentage	68%	59%		54%	58%

Operating expenses	2.1	1.0	#	3.2	2.0	60%

Operating income (loss)	$(0.8)	$0.1	#	$(0.4)	$0.4	#

# Change is in excess of 100%.

Net Revenue

Owned Content

Revenue declined during the three and six month periods ended September 30, 2010 primarily because the same prior year period results included approximately $0.4 million in revenue from the delivery of a horror title to a pay television customer, and no similar revenue recurred during the three or six month periods ended September 30, 2010.  Revenue was also lower during the three and six month periods ended September 30, 2010 as a result of a $0.1 million and $0.2 million decline, respectively, in VOD revenue.  Additionally, revenue declined due to the execution and completion of fewer domestic and international one-time distribution sales.  We believe the decline in VOD and one-time distribution revenue was primarily due to the continuation of lower consumer and customer spending as a result of the challenging economic conditions.  The declines in revenue during the three month period ended September 30, 2010 were partially offset by a $0.4 million increase in owned content revenue from the completion of our fourth installment of an episodic series with a premium channel customer.  The declines in revenue during the six month period ended September 30, 2010 were partially offset by a $0.7 million increase in owned content revenue from the delivery of the fourth installment of an episodic series, whereas only a partial delivery of titles from the third installment of an episodic series occurred in the same prior year period.

Repped Content

Repped content revenue includes amounts from the licensing of mainstream film titles that we represent (but do not own) under sales agency relationships with various independent film producers. Repped content revenue increased during each of the three and six month periods ended September 30, 2010 primarily due to a $0.2 million increase from the distribution of repped content on domestic VOD platforms.  We also believe revenue improved as a result of our distribution of film titles with widely recognized actors and actresses.

Producer-for-Hire and Other

Producer-for-hire and other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors.  Other revenue during the three month period ended September 30, 2010 was generally consistent with the same prior year period.  The increase in revenue during the six month period ended September 30, 2010 was primarily due to the completion of a producer-for-hire arrangement during the first quarter of fiscal year 2011.

We executed a new producer-for-hire arrangement and began production during the first quarter of fiscal year 2011, and we expect to complete the arrangement in the second half of fiscal year 2011.  We expect to generate revenue of between $3.1 million and $3.3 million from the arrangement. The production services related to the producer-for-hire arrangement occurred in the state of Georgia, and we are eligible to receive certain transferable tax credits in the state of Georgia associated with the production. In September 2010, we entered into an agreement to sell a portion of the tax credits to a third-party and agreed to reimburse the buyer if the tax credits are recaptured, forfeited, recovered or otherwise become invalid in the next four years. We also expect to sell the remainder of the tax credits. We expect the sale of the tax credits will reduce the producer-for-hire cost of sales to between $2.8 million and $3.0 million. If we are unable to sell the remaining tax credits, we sell the remaining tax credits for an unfavorable price, or we are required to make payments under our guarantee of those tax credits we have contracted to sell, the producer-for-hire arrangement may be unprofitable.

Cost of Sales

Our cost of sales is comprised of the amortization of our owned content film costs as well as delivery and distribution costs related to that content. The expenses also include the costs we incur to provide producer-for-hire services.  Deferred producer-for-hire costs are recognized as cost of sales upon completion of the production.

The decrease in cost of sales during the three month period ended September 30, 2010 was primarily due to lower film cost amortization consistent with the decline in owned content revenue.  Film cost amortization as a percentage of the related owned content revenue during the three month periods ended September 30, 2010 and 2009 was 39% and 47%, respectively.  Film cost amortization as a percentage of owned content revenue declined primarily because the prior year period results included the previously mentioned delivery of a horror title to a pay television customer which had a significantly lower profit margin percentage of approximately 20%.

Cost of sales increased during the six month period ended September 30, 2010 primarily as a result of production costs incurred during the first quarter of fiscal year 2011 in connection with the completion of a producer-for-hire arrangement. Film cost amortization as a percentage of the related owned content revenue during the six month periods ended September 30, 2010 and 2009 was 46% and 45%, respectively.

Operating Expenses and Operating Income (Loss)

The increase in operating expenses during the three and six month periods ended September 30, 2010 was primarily due to (a) a $0.6 million film cost impairment charge discussed in more detail below, (b) a $0.3 million increase in the allowance for unrecoverable recoupable costs and producer advances associated with the underperformance of certain repped titles, and (c) a $0.2 million increase in costs from severance expenses associated with the departure of one of the Film Production segment’s Co-Presidents. We may incur additional film cost impairments and increases in our allowance for unrecoverable recoupable costs and producer advances in the future if the owned and repped content we distribute underperforms relative to our expectations.  Additionally, we expect the remaining President of the Film Production segment will be departing in December 2010, and we expect to incur a severance charge of approximately $0.1 million upon his departure.

The Film Production segment incurred operating losses of $0.8 million and $0.4 million during the three and six month periods ended September 30, 2010, respectively, as compared to operating income of $0.1 million and $0.4 million during the three and six month periods ended September 30, 2009, respectively.

Film Cost Impairment Charge

During the three month period ended September 30, 2010, we recorded a non-cash impairment charge of approximately $0.6 million associated with certain owned content films. As part of our quarterly film performance analysis, we adjusted downward the expected performance for films based on a continuation of underperformance as compared to expectations.  As a result of the downward adjustments in expected performance, we performed further assessment on certain films and determined the fair value of the films was less than the unamortized cost of the films, and the difference was recorded as an impairment charge.  The impairment charge was recorded in the charge for asset impairments within the Film Production segment.  The fair value of the films was estimated by discounting the films’ expected future cash flow by the weighted average cost of capital.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2010	2009	% change	2010	2009	% change
Net revenue
Net membership	$0.2	$0.3	(33)%	$0.4	$0.6	(33)%
Other	0.0	0.0	0%	0.0	0.1	#

Total	0.2	0.3	(33)%	0.4	0.6	(33)%

Cost of sales	0.3	0.4	(25)%	0.6	0.8	(25)%

Gross loss	(0.1)	(0.1)	0%	(0.2)	(0.1)	#

Operating expenses	0.1	0.1	0%	0.2	0.2	0%

Operating loss	$(0.3)	$(0.2)	(50)%	$(0.5)	$(0.3)	(67)%

# Change is in excess of 100%.

Net Revenue

Revenue from our Direct-to-Consumer segment primarily consists of amounts earned through the provision of internet subscriptions to customers.  Net membership revenue declined during the three and six month periods ended September 30, 2010 primarily due to a decline in memberships believed to be due to the economic downturn.

Other revenue primarily relates to the sale of content to other webmasters and amounts are generally consistent and comparable with the same prior year periods.

Cost of Sales

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content amortization, depreciation of equipment, and related employee costs.  Cost of sales during the three month period ended September 30, 2010 was generally consistent with the same prior year period.  The decline in cost of sales during the six month period ended September 30, 2010 was primarily due to lower payment processing fees consistent with the declines in revenue as well as lower affiliate traffic expenses from cost containment efforts.  Partially offsetting the declines were increases in employee costs of approximately $0.1 million incurred in an effort to grow revenue.

Operating Expenses and Operating Loss

Operating expenses were generally consistent and comparable with the same prior year periods.  We incurred operating losses of $0.3 million and $0.5 million during the three and six month periods ended September 30, 2010, respectively, as compared to operating losses of $0.2 million and $0.3 million during the three and six month periods ended September 30, 2009, respectively.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment for each of the periods presented:

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2010	2009	% change	2010	2009	% change
Operating expenses	$2.4	$2.2	9%	$5.1	$4.7	9%

The increase in corporate administration segment expenses during the three and six month periods ended September 30, 2010 was primarily due to higher stock option expenses associated with awards issued in the third and fourth quarters of fiscal year 2010 as well as certain annual salary increases.

Discontinued Operations

The Direct-to-Consumer segment acquired certain intangible assets in late fiscal year 2008 in an effort to expand the product lines that are delivered directly to consumers. The acquired intangible assets primarily related to intellectual property rights technology that allow us to manufacture a set-top box through which consumers can obtain content directly through the internet and view the content on television. During the fourth quarter of fiscal year 2010, we implemented a plan to discontinue the operations of the (IPTV) set-top box business based primarily on lower than expected performance of the IPTV set-top box business. Cash flows associated with the IPTV set-top box business have been materially eliminated from the ongoing operations, and we do not have any significant continuing involvement in the operations of the IPTV set-top box business.

The discontinued operations generated immaterial net revenue during each of the three and six month periods ended September 30, 2010 and 2009. The pre-tax loss was immaterial during each of the three and six month periods ended September 30, 2010, and the pre-tax loss during the three and six month periods ended September 30, 2009 was $0.2 million and $0.5 million, respectively.

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

Sources and Uses of Cash

Cash Flows from Operating and Investing Activities of Continuing Operations

Our cash flows from operating and investing activities of continuing operations are summarized as follows (amounts in table may not sum due to rounding):

	Six Months Ended September 30,
(in millions)	2010	2009
Net cash provided by operating activities of continuing operations	$0.4	$2.9

Cash flows from investing activities:
Purchases of investments	—	(1.0)
Redemptions of investments	—	0.1
Purchases of equipment and furniture	(2.3)	(0.4)
Purchase of intangible assets	—	(0.0)

Net cash used in investing activities of continuing operations	$(2.3)	$(1.4)

Operating Cash Flow Activities of Continuing Operations

The decrease in cash provided by operating activities of continuing operations during the six month period ended September 30, 2010 as compared to the same prior year period is primarily from the following:

•   a decline in operating income primarily associated with the Transactional TV and Film Production segment performances;

•   a $1.0 million comparable decrease in cash flows from production disbursements associated with  producer-for-hire arrangement services we provided during the first half of fiscal year 2011;

•   a $1.0 million comparable decrease in cash flows associated with taxes receivable and payable from the timing of our estimated tax payments;

•   a $0.8 million comparable decrease in cash flows primarily from bonuses paid to employees in the first quarter of fiscal year 2011 related to performance in fiscal year 2010;

•   a $0.5 million comparable decrease in cash flows from acquiring a larger proportion of the total estimated annual content and distribution rights purchases during the first half of fiscal year 2011; and

•   a $1.3 million comparable increase in cash flows from accounts receivable collections primarily from collecting amounts due to us for a producer-for-hire arrangement that was substantially completed in fiscal year 2010.

As of September 30, 2010, we had approximately $3.6 million in deferred producer-for-hire costs from disbursements for a new producer-for-hire arrangement.  We expect to recover these disbursements during the second half of fiscal year 2011.

Investing Cash Flow Activities of Continuing Operations

Cash from investing activities of continuing operations during the six month period ended September 30, 2010 included $2.3 million of cash used to purchase equipment and furniture.  The purchases primarily related to the acquisition of certain storage equipment obtained to support the Transactional TV segment’s international growth and expanded domestic content distribution.

Cash Flows from Financing Activities of Continuing Operations

Our cash flows from financing activities are as follows (amounts in table may not sum due to rounding):

	Six Months Ended September 30,
(in millions)	2010	2009
Cash flows from financing activities:
Purchases of common stock	$(0.4)	$—
Payment on short-term debt	—	(0.5)
Payment of long-term seller financing	(0.1)	(0.1)
Net cash used in financing activities of continuing operations	$(0.4)	$(0.6)

Net cash used in financing activities of continuing operations during the six month period ended September 30, 2010 consists of $0.4 million of cash used to repurchase approximately 0.2 million shares of common stock at an average purchase price of $1.57 per share as well as $0.1 million in payments for long-term seller financing related to our purchase of a patent in fiscal year 2008.

Borrowing Arrangements

On December 15, 2009, our former line of credit matured and we obtained a new line of credit from a financial institution.  The line of credit is secured by certain trade accounts and accounts receivable, is scheduled to mature on December 15, 2010, and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum or (b) 5.75% per annum.  The remainder of the line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any.  A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit.  The line of credit includes a maximum borrowing base equal to the lesser of 75% of the trade accounts and accounts receivable securing the line of credit or $5.0 million, and the maximum borrowing base at September 30, 2010 was $5.0 million.

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including, without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring without consent any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients.  The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type.  As of September 30, 2010, our outstanding principal balance under the line of credit was $1.0 million, and we were in compliance with the related covenants.

Guarantees

From time to time, the Film Production segment enters into sales agency arrangements whereby it provides a guarantee to the producer that license fees will be equal to or greater than a stated amount.  These arrangements are typically executed once we have identified or pre-sold the related film for license fees equal to or greater than the guarantee amount.  If we were unable to execute and collect license fees equal to the guarantee amount, we would be required to pay the difference between the guarantee and the collected license fees.  As of September 30, 2010, the estimated maximum payment due under a guarantee is approximately $0.2 million, and the term of the original agreement expires in 2024.  We estimate that the likelihood of having to make a payment under the guarantee is remote.

Our Film Production segment is providing producer-for-hire services related to a movie production in the state of Georgia.  Based on the location of the production and other factors, we are eligible to receive certain transferable production tax credits in the state of Georgia.  In September 2010, we entered into an agreement to sell a portion of the estimated available tax credits for a net purchase price of approximately $0.6 million. If the tax credits are recaptured, forfeited, recovered or otherwise become invalid within a four year period subsequent to our sale of the tax credits, we have agreed to reimburse the buyer for the value of the invalid tax credits as well as any interest, penalties or other fees incurred in connection with the loss of the tax credits. The contractual terms of the agreement had not been fulfilled by us or the buyer of the tax credits as of September 30, 2010, so we had no obligation under the guarantee as of September 30, 2010.

Commitments and Contingencies

Employment Contracts

During the three month period ended September 30, 2010, an employee’s contract term was extended effective April 1, 2011. The impact of the change in term is an increase in our commitments under the obligation of $0.3 million for each of the years ending March 31, 2012 and 2013.

In September 2010, the employment of a Co-President of the Film Production segment was involuntarily terminated under the provisions of his employment agreement.  As a result, we recorded a $0.2 million severance expense within the Film Production segment during the second quarter of fiscal year 2011 associated with the departure.

In October 2010, the employment of the remaining President of the Film Production segment was involuntarily terminated under the provisions of his employment agreement effective December 2010.  As a result, we estimate that a $0.1 million severance expense will be recorded within the Film Production segment in the third quarter of fiscal year 2011 associated with the departure.

Operating Lease Obligations

In July 2010, we executed a five-year license agreement to rebrand and distribute three new international linear pay-per-view channels.  The satellite footprint for the channels covers all of Europe, the Middle East, and areas of Northern Africa. The new channels will primarily target cable, IPTV, digital terrestrial and satellite platforms in Europe.  As a result of the execution of the license agreement, we have future contractual cash obligations of $0.1 million, $0.2 million, $0.2 million, $0.2 million, $0.2 million and $0.1 million for the years ending March 31, 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

In October 2010, we entered into an operating lease agreement to rent an approximately 50,000 square feet facility, with occupancy scheduled for June 2011.  We expect that the leased facility will be primarily used by the Transactional TV, Direct-to-Consumer and Corporate Administration segments, and the new facility will replace our digital broadcast and corporate facilities.  The landlord of the new facility will assume our current digital broadcast facility lease in connection with the new operating lease agreement. The initial term of the agreement expires in January 2022 and provides for options to extend the term of the lease if agreed upon by the landlord and us.  Upon execution of the agreement, we paid a security deposit of approximately $0.1 million of which approximately 50% is non-refundable.  We also agreed to pay for the first $1.0 million of tenant improvements for the facility. Additionally, the landlord agreed to provide a tenant improvement allowance of approximately $1.7 million which is available for any tenant improvement costs in excess of the initial $1.0 million in costs.  Our future contractual cash obligations under the lease are as follows (in millions):

Year Ending March 31,
2012	$0.3
2013	0.5
2014	0.6
2015	0.6
2016	0.7
Thereafter	4.2
Total minimum payments	$6.9

Legal Proceedings

In the normal course of business, we are subject to various lawsuits and claims. We believe that the final outcome of these matters, either individually or in aggregate, will not have a material effect on our financial statements.

Income Taxes

Deferred Taxes

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. We establish valuation allowances when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. As of September 30, 2010, we determined that it was more likely than not that deferred tax assets associated with international operating losses would not be realized and recorded a valuation allowance for the full operating loss deferred tax asset of $0.2 million. We expect all other deferred tax assets will be realizable based on our history of earning taxable income and based on our internal projections of future taxable income.

Uncertain Tax Positions

We account for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.  As of September 30, 2010, we had total unrecognized tax benefits of approximately $0.3 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If we were to prevail or the uncertainties were settled in our favor for all uncertain tax positions, the net effect is estimated to be a benefit to our tax expense of approximately $0.3 million.

Other

Our fiscal year 2006, 2007 and 2008 federal income tax returns are open for examination in connection with our filing of amended returns for those years to realize approximately $0.4 million in total research and development tax credits and claim a refund.  An estimation of the possible outcome of such examination cannot be made.

Other Contingencies

Our Film Production segment has distributed eight repped content horror films through a large video rental retailer (the “Retailer”).  We incurred recoupable costs and producer advances associated with the films distributed to the Retailer. The Retailer filed for bankruptcy in late September 2010.  We currently expect that we will be successful in collecting amounts owed to us through the distribution arrangement.  If we are unable to collect amounts owed to us related to our distribution of films through the Retailer, we expect that we will be unable to recover the recoupable costs and producer advances incurred for the related films. We estimate that we would incur a maximum increase in the allowance for unrecoverable recoupable costs and producer advances of approximately $0.4 million if we are unable to collect amounts due from the distribution agreement with the Retailer.

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

Interest Rate Sensitivity.    Changes in interest rates could impact our anticipated interest income on cash and cash equivalents. An adverse change in interest rates in effect as of September 30, 2010 would not have a material impact on the Company’s net income (loss) or cash flows.

Changes in interest rates could also impact the amount of interest we pay on borrowings under our line of credit. A 10% adverse change in the interest rates on borrowings under our line of credit would not have a material impact on the Company’s interest expense.

Foreign Currency Exchange Risk.    The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective.

(b) Internal Controls. There were no changes in our internal control over financial reporting that occurred during our second quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

If we are unable to sell the remainder of our state of Georgia producer-for-hire production tax credits or are only able to sell them for an unfavorable price, or if we are required to make payments under our guarantee of those tax credits we have contracted to sell, the producer-for-hire arrangement may be unprofitable, resulting in a material adverse impact on our financial position and results of operations.

Our Film Production segment is providing producer-for-hire services related to a movie production.  The movie is being produced in the state of Georgia.  We are eligible to receive certain transferable production tax credits in the state of Georgia associated with the production.  In September 2010, we entered into an agreement to sell a portion of the tax credits to a third-party which will reduce the net cost of the production upon completion of the sale. We also agreed to reimburse the buyer if the tax credits are recaptured, forfeited, recovered or otherwise become invalid in the next four years.  Additionally, we intend to sell the remainder of the tax credits to a third-party which would also result in a reduction in the net cost of the production.  If we are unable to sell the remaining tax credits, we sell the remaining tax credits for an unfavorable price, or we are required to make payments under our guarantee of those tax credits we have contracted to sell, the producer-for-hire arrangement may be unprofitable, resulting in a material adverse impact on our financial position and results of operations.

We rely on third party service providers to deliver our content to our customers via transport services. If these services were disrupted, it could cause us to lose VOD revenue and cause a material adverse impact on our financial position and results of operations.

Our transport provider services are critical to our distribution of VOD content to our customers.  We recently executed a new transport agreement with TVN Entertainment Corporation (“TVN”) that provides for the Transactional TV segment’s exclusive use of the TVN services in the United States. Effective October 2010, all Transactional TV segment domestic transport services are provided by TVN. If TVN fails to provide the contracted services, our programming operations would in all likelihood be suspended resulting in a materially adverse impact on our financial position and results of operations.

We currently represent horror films that are distributed through a large video rental retailer and are owed money from the related distribution.  The retailer recently filed for bankruptcy and if we do not receive payments related to the distribution, our financial position and results of operations could be materially adversely impacted.

Our Film Production segment has distributed eight repped content horror films through a large video rental retailer (the “Retailer”).  We incurred recoupable costs and producer advances associated with the films. The Retailer filed for bankruptcy in late September 2010.  If we are unable to collect amounts owed to us related to our distribution of films through the Retailer, we expect that we will be unable to recover the recoupable costs and producer advances incurred for the related films. We estimate that we would incur a maximum increase in the allowance for unrecoverable recoupable costs and producer advances of approximately $0.4 million if we are unable to collect amounts due from the distribution agreement with the Retailer, which would have a materially adverse impact on our financial position and results of operations.

Assessments arising from tax examination audits may have an adverse impact on our financial position and operating results.

We recently filed amended and current tax returns that reflect a tax benefit associated with research and development tax credits.  We are subject to examination of these amended and current tax returns and our determination of the research and development tax credits.  We recently determined that the fiscal year 2006, 2007 and 2008 federal income tax returns are open for examination in connection with our filing of the amended returns.  If the Internal Revenue Service disallows some or all of the research and development tax credits, our financial position and results of operations could be materially adversely affected.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, as amended, as such risk factors have been updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On August 28, 2009, the Company announced that its Board of Directors adopted a new stock repurchase program.  The new program is conducted in a manner intended to comply with the safe harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and to minimize the impact of any purchases upon the market for its securities. The Board of Directors adopted the program in light of market conditions and the capital and financial position of the Company. Under the program, the Company may purchase with available cash and cash from operations up to 1.0 million shares of the Company’s outstanding common stock, from time to time through open market or privately negotiated transactions, as market and business conditions permit. The program will expire in March of 2012.  Any repurchased shares will be returned to authorized but unissued shares of common stock in accordance with Colorado law.  The purchase of common stock during the three month period ended September 30, 2010 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2010	—	$—	—	938
August 1-30, 2010	195	1.51	195	713
September 1-30, 2010	37	1.87	37	676

Total	232	$1.57	232

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

10.01#	Amendment Five to the Adult VOD License Agreement, dated August 18, 2010, between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC(1)
10.02#	Amendment Two to the Pleasure Service License Agreement, dated August 18, 2010 between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC(1)
10.03	Form of New Frontier Media, Inc. 2010 Equity Incentive Plan Incentive Stock Option Agreement(2)
10.04	Form of New Frontier Media, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement(2)
10.05	Form of New Frontier Media, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement(2)
10.06	Form of New Frontier Media, Inc. 2010 Equity Incentive Plan Bonus Stock Award Agreement(2)
10.07	Form of New Frontier Media, Inc. 2010 Equity Incentive Plan Stock Appreciation Right Award Agreement(2)
10.08	New Frontier Media, Inc. 2010 Equity Incentive Plan(3)
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Confidential treatment has been requested as to portions of this exhibit. Such portions have been redacted and filed separately with the SEC.

(1) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report of Form 8-K filed on August 25, 2010 (File No. 000-23697).

(2) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report of Form 8-K filed on September 3, 2010 (File No. 000-23697).

(3) Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed with the SEC under cover of Schedule 14A on July 16, 2010 (File No. 000-23697).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
Dated: November 5, 2010	By:	/s/ Michael Weiner
	Name:	Michael Weiner
	Title:	Chief Executive Officer

Dated: November 5, 2010		/s/ Grant Williams
	Name:	Grant Williams
	Title:	Chief Financial Officer

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

10.01#	Amendment Five to the Adult VOD License Agreement, dated August 18, 2010, between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC(1)
10.02#	Amendment Two to the Pleasure Service License Agreement, dated August 18, 2010 between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC(1)
10.03	Form of New Frontier Media, Inc. 2010 Equity Incentive Plan Incentive Stock Option Agreement(2)
10.04	Form of New Frontier Media, Inc. 2010 Equity Incentive Plan Nonqualified Stock Option Agreement(2)
10.05	Form of New Frontier Media, Inc. 2010 Equity Incentive Plan Restricted Stock Award Agreement(2)
10.06	Form of New Frontier Media, Inc. 2010 Equity Incentive Plan Bonus Stock Award Agreement(2)
10.07	Form of New Frontier Media, Inc. 2010 Equity Incentive Plan Stock Appreciation Right Award Agreement(2)
10.08	New Frontier Media, Inc. 2010 Equity Incentive Plan(3)
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Confidential treatment has been requested as to portions of this exhibit. Such portions have been redacted and filed separately with the SEC.

(1) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report of Form 8-K filed on August 25, 2010 (File No. 000-23697).

(2) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report of Form 8-K filed on September 3, 2010 (File No. 000-23697).

(3) Incorporated by reference to Appendix B to the Registrant’s definitive proxy statement filed with the SEC under cover of Schedule 14A on July 16, 2010 (File No. 000-23697).