Form 10-Q/A
period 2010-06-30
NEW FRONTIER MEDIA INC
filed 2010-12-10
CIK 847383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of New Frontier Media, Inc. (the “Company”) for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission (the “Commission”) on August 6, 2010 (the “Original Filing”). This Amendment is being filed solely to file the revised redacted version of Exhibit 10.08 to the Original Filing, which has been revised in response to comments that the Company received from the staff of the Commission in connection with the Company’s request for confidential treatment with respect thereto.

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

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

10.01†	Employment Agreement between MRG Entertainment, Inc. and Richard Bruce Goldberg
10.02†	Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Richard Bruce Goldberg
10.03†	Second Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Richard Bruce Goldberg
10.04†	Employment Agreement between MRG Entertainment, Inc. and Marc Laurence Greenberg
10.05†	Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Marc Laurence Greenberg
10.06†	Second Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Marc Laurence Greenberg
10.07†#	TVN-CSB Adult VOD Services Agreement dated April 8, 2010 between Colorado Satellite Broadcasting, Inc. and TVN Entertainment Corporation
10.08#	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DirecTV, Inc.
31.01†	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02†	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
31.03	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.04	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01††	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02††	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

NEW FRONTIER MEDIA, INC.
Dated: December 10, 2010	By:	/s/ Michael Weiner
	Name:	Michael Weiner
	Title:	Chief Executive Officer

Dated: December 10, 2010		/s/ Grant Williams
	Name:	Grant Williams
	Title:	Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.01†	Employment Agreement between MRG Entertainment, Inc. and Richard Bruce Goldberg
10.02†	Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Richard Bruce Goldberg
10.03†	Second Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Richard Bruce Goldberg
10.04†	Employment Agreement between MRG Entertainment, Inc. and Marc Laurence Greenberg
10.05†	Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Marc Laurence Greenberg
10.06†	Second Amendment to Employment Agreement between MRG Entertainment, Inc., New Frontier Media, Inc. and Marc Laurence Greenberg
10.07†#	TVN-CSB Adult VOD Services Agreement dated April 8, 2010 between Colorado Satellite Broadcasting, Inc. and TVN Entertainment Corporation
10.08#	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DirecTV, Inc.
31.01†	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02†	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
31.03	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.04	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01††	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02††	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Confidential treatment has been requested as to portions of this exhibit.  Such portions have been redacted and filed separately with the SEC.

†    Previously filed.

††  Previously furnished.