Form 10-Q
period 2010-12-31
NEW FRONTIER MEDIA INC
filed 2011-02-04
CIK 847383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2010

☐         Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 1, 2011, 19,201,018 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q

NEW FRONTIER MEDIA, INC.

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2010

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	(Unaudited)
	December 31,	March 31,
	2010	2010
Assets
Current assets:
Cash and cash equivalents	$14,729	$17,187
Restricted cash	112	112
Accounts receivable, net of allowance for doubtful accounts of $173 and $253, at December 31, 2010 and March 31, 2010, respectively	12,092	10,112
Deferred producer-for-hire costs	—	625
Taxes receivable	1,298	944
Prepaid and other assets	2,428	1,749

Total current assets	30,659	30,729

Equipment and furniture, net	6,483	4,557
Content and distribution rights, net	11,889	11,316
Recoupable costs and producer advances, net	3,586	3,421
Film costs, net	4,098	5,705
Goodwill	3,743	3,743
Other identifiable intangible assets, net	144	673
Deferred tax assets	378	349
Other assets	1,176	1,320

Total assets	$62,156	$61,813

Liabilities and equity
Current liabilities:
Accounts payable	$613	$1,103
Producers payable	1,035	951
Deferred revenue	776	685
Accrued compensation	2,078	1,802
Deferred producer liabilities	1,615	1,377
Short-term debt	1,000	1,000
Deferred tax liabilities	84	107
Accrued and other liabilities	1,709	1,823

Total current liabilities	8,910	8,848

Taxes payable	116	309
Other long-term liabilities	321	528

Total liabilities	9,347	9,685

Commitments and contingencies
Equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 19,201 and 19,432 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	2	2
Additional paid-in capital	55,041	54,929
Accumulated deficit	(2,140)	(2,735)
Accumulated other comprehensive loss	(73)	(68)

Total New Frontier Media, Inc. shareholders’ equity	52,830	52,128

Noncontrolling interests	(21)	—

Total equity	52,809	52,128

Total liabilities and equity	$62,156	$61,813

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	(Unaudited) Three Months Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2010	2009	2010	2009
Net revenue	$14,173	$11,479	$37,789	$35,341
Cost of sales	7,244	4,003	16,571	12,458

Gross margin	6,929	7,476	21,218	22,883

Operating expenses:
Sales and marketing	2,137	2,043	5,993	5,907
General and administrative	4,550	4,089	13,714	12,139
Charge for asset impairments	—	—	624	—

Total operating expenses	6,687	6,132	20,331	18,046

Operating income	242	1,344	887	4,837

Other income (expense):
Interest income	8	10	36	36
Interest expense	(23)	(75)	(69)	(213)
Reversal of interest expense for uncertain tax positions	35	—	35	—
Other income, net	6	7	10	8

Total other income (expense)	26	(58)	12	(169)

Income from continuing operations before income tax benefit (expense)	268	1,286	899	4,668

Income tax benefit (expense)	(43)	285	(313)	(972)

Income from continuing operations	225	1,571	586	3,696

Loss from discontinued operations, net of income tax benefit of $4, $80, $10, and $242, respectively	(5)	(66)	(12)	(358)

Net income	220	1,505	574	3,338
Add: Net loss attributable to noncontrolling interests	21	—	21	—
Net income attributable to New Frontier Media, Inc. shareholders	$241	$1,505	$595	$3,338

Amounts attributable to New Frontier Media, Inc. shareholders:
Income from continuing operations	$246	$1,571	$607	$3,696
Loss from discontinued operations, net of income tax benefit of $4, $80, $10, and $242, respectively	(5)	(66)	(12)	(358)
Net income	$241	$1,505	$595	$3,338

Per share information attributable to New Frontier Media, Inc. shareholders:
Basic income (loss) per share:
Continuing operations	$0.01	$0.08	$0.03	$0.19
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.02)
Net basic income per share	$0.01	$0.08	$0.03	$0.17

Diluted income (loss) per share:
Continuing operations	$0.01	$0.08	$0.03	$0.19
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.02)
Net diluted income per share	$0.01	$0.08	$0.03	$0.17

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Nine Months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$574	$3,338
Add: Loss from discontinued operations	12	358
Income from continuing operations	586	3,696
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	7,140	6,705
Share-based compensation	470	377
Deferred taxes	(51)	(285)
Charge for asset impairments	624	—
Change in operating assets and liabilities:
Accounts receivable	(1,682)	491
Accounts payable	(482)	(647)
Content and distribution rights	(3,772)	(2,872)
Film costs	(820)	(2,283)
Deferred producer-for-hire costs	625	(3,598)
Deferred producer liabilities	238	(177)
Deferred revenue	111	(106)
Producers payable	85	229
Taxes receivable and payable	(536)	(236)
Accrued compensation	275	757
Recoupable costs and producer advances	(166)	119
Other assets and liabilities	(1,123)	(702)

Net cash provided by operating activities of continuing operations	1,522	1,468
Net cash used in operating activities of discontinued operations	(34)	(863)
Net cash provided by operating activities	1,488	605

Cash flows from investing activities:
Purchases of investments	—	(1,000)
Redemptions of investments	—	590
Purchases of equipment and furniture	(3,485)	(834)
Purchase of intangible assets	(2)	(90)

Net cash used in investing activities of continuing operations	(3,487)	(1,334)
Net cash provided by investing activities of discontinued operations	—	9
Net cash used in investing activities	(3,487)	(1,325)

Cash flows from financing activities:
Purchases of common stock	(363)	(56)
Payments on short-term debt	—	(4,000)
Proceeds from short-term debt	—	3,000
Payments on long-term seller financing	(96)	(75)

Net cash used in financing activities of continuing operations	(459)	(1,131)
Net cash provided by (used in) financing activities of discontinued operations	—	—
Net cash used in financing activities	(459)	(1,131)

Net decrease in cash and cash equivalents	(2,458)	(1,851)
Effect of exchange rate changes on cash and cash equivalents	—	2
Cash and cash equivalents, beginning of period	17,187	16,049

Cash and cash equivalents, end of period	$14,729	$14,200

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	(Unaudited) Three Months Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2010	2009	2010	2009
Net income	$220	$1,505	$574	$3,338
Other comprehensive income:
Currency translation adjustment	(1)	(4)	(5)	79

Total comprehensive income	219	1,501	569	3,417

Add: Comprehensive loss attributable to noncontrolling interests	21	—	21	—
Total comprehensive income attributable to New Frontier Media, Inc. shareholders	$240	$1,501	$590	$3,417

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in thousands)

	(Unaudited) Nine Months Ended December 31,
	2010	2009
Common stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	54,929	54,702
Reversal of tax benefit for stock option forfeitures/cancellations	(2)	(72)
Purchases of common stock	(363)	(56)
Share-based compensation	477	384

Balance at end of period	55,041	54,958

Retained earnings (accumulated deficit)
Balance at beginning of period	(2,735)	(997)
Net income attributable to New Frontier Media, Inc. shareholders	595	3,338

Balance at end of period	(2,140)	2,341

Accumulated other comprehensive loss
Balance at beginning of period	(68)	(132)
Currency translation adjustment	(5)	79

Balance at end of period	(73)	(53)

Total New Frontier Media, Inc. shareholders’ equity	52,830	57,248

Noncontrolling interests
Balance at beginning of period	—	—
Net loss	(21)	—

Balance at end of period	(21)	—

Total equity	$52,809	$57,248

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its wholly owned and majority controlled subsidiaries (collectively hereinafter referred to as “New Frontier Media,” the “Company,” “we,” and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The Company believes these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of New Frontier Media’s financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in New Frontier Media’s annual report on Form 10-K filed with the SEC on June 11, 2010.  The results of operations for the nine month period ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of New Frontier Media.  All intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interests

During the three month period ended December 31, 2010, the Company entered into an agreement to create an entity within the Transactional TV segment to develop new channel services.   The Company controls a majority of the entity’s common stock, and the Company’s condensed consolidated financial statements include the accounts of the entity. The net loss applicable to the noncontrolling interests of the entity are presented as net loss attributable to noncontrolling interests in the condensed consolidated statements of operations, and the portion of the equity applicable to the noncontrolling interests of the entity are presented as noncontrolling interests in the condensed consolidated balance sheets and condensed consolidated statements of  total equity.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Reclassifications

The prior year period results have been reclassified to conform to the current year presentation of discontinued operations and the charge for asset impairments.  Adjustments to the Company’s allowance for unrecoverable recoupable costs and producer advances are reflected in the general and administrative line item within operating expenses.  The adjustments were immaterial in prior year periods and were reflected in the charge for asset impairments.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued that are adopted by the Company as of the specified effective date. The Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s results of operations or financial position.

NOTE 3 — INCOME PER SHARE

The components of basic and diluted income per share from continuing operations attributable to New Frontier Media, Inc. shareholders are as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Income from continuing operations attributable to New Frontier Media, Inc. shareholders	$246	$1,571	$607	$3,696
Average outstanding shares of common stock	19,201	19,481	19,320	19,490
Dilutive effect of warrants/stock options	—	—	—	2
Common stock and common stock equivalents	19,201	19,481	19,320	19,492
Basic income per share from continuing operations attributable to New Frontier Media, Inc. shareholders	$0.01	$0.08	$0.03	$0.19
Diluted income per share from continuing operations attributable to New Frontier Media, Inc. shareholders	$0.01	$0.08	$0.03	$0.19

The Company computed basic income per share from continuing operations attributable to New Frontier Media Inc. shareholders using income from continuing operations and the weighted average number of common shares outstanding during the period. The Company computed diluted income per share from continuing operations attributable to New Frontier Media, Inc. shareholders using  income from continuing operations and the weighted average number of common shares outstanding plus potentially dilutive common shares outstanding during the period.  The Company excluded 2.2 million options from the calculation of diluted income per share from continuing operations attributable to New Frontier Media, Inc. shareholders for each of the three and nine month periods ended December 31, 2010, and 1.9 million options and warrants for each of the three and nine month periods ended December 31, 2009.  Inclusion of these options and warrants would be antidilutive.

NOTE 4 — EMPLOYEE EQUITY INCENTIVE PLANS

The Company adopted the New Frontier Media, Inc. 2010 Stock Incentive Plan (the “2010 Plan”) in August 2010. The 2010 Plan replaces the New Frontier Media, Inc. 2007 Stock Incentive Plan.   The 2010 Plan was approved by the Company’s shareholders, and the purpose of the 2010 Plan is to encourage the further growth and development of the Company by providing equity and related awards to selected directors and employees. The 2010 Plan is also intended to assist the Company in attracting and retaining employees and directors, to optimize profitability and to promote teamwork.  Under the 2010 Plan, employees and directors of the Company may be granted incentive stock options, restricted stock, bonus stock and other awards, or any combination thereof. There were 1,250,000 shares of the Company’s common stock originally authorized for issuance under the 2010 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 312,500 shares. Awards granted under the 2010 Plan that are subsequently forfeited or cancelled may be reissued

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

under the provisions of the 2010 Plan. Awards may be granted to employees and non-employee directors of New Frontier Media with exercise prices equal to, or in excess of, the fair market value of the underlying common stock at the date of grant. Generally, the stock options vest ratably over a four-year period and expire ten years from the date of grant. As of December 31, 2010, no awards had been granted under the 2010 Plan.

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

The weighted average estimated fair value of stock option grants and the weighted average assumptions that were used in calculating such values for the three and nine month periods ended December 31, 2010 and 2009 are reflected below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Weighted average estimated fair value per award	(1)	$0.93	(1)	$0.93
Expected term (in years)	(1)	6	(1)	6
Risk free interest rate	(1)	2.7%	(1)	2.7%
Volatility	(1)	53%	(1)	53%
Dividend yield	(1)	—%	(1)	—%

(1)  No options were granted during the three or nine month periods ended December 31, 2010.

Share-based compensation expense recognized in the condensed consolidated statements of operations is based on awards ultimately expected to vest, which considers estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The Company recognizes the effect of adjusting the estimated forfeiture rate for all expense amortization in the period that the Company changes the forfeiture estimate.  The effect of forfeiture adjustments was $0.1 million for each of the three and nine month periods ended December 31, 2010. The effect of forfeiture adjustments was $0.1 million and $0.3 million for the three and nine month periods ended December 31, 2009, respectively.

The following table summarizes the effects of share-based compensation resulting from options granted under the Company’s equity incentive plans. This expense from continuing operations is included in cost of sales, sales and marketing, and general and administrative expenses (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Share-based compensation expense before income taxes	$98	$49	$470	$377
Income tax benefit	(28)	(11)	(187)	(132)
Total share-based compensation expense after income taxes	$70	$38	$283	$245
Share-based compensation effect on basic and diluted income per common share	$—	$—	$0.01	$0.01

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Stock option transactions during the nine month period ended December 31, 2010 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding at March 31, 2010	2,228,902	$5.11
Forfeited/Expired	(125,225)	$2.25

Outstanding at December 31, 2010	2,103,677	$5.28	6.3	$—

Options exercisable at December 31, 2010	1,461,552	$6.10	5.5	$—

Options vested and expected to vest—Non-Officers	866,652	$5.98	5.7	$—

Options vested and expected to vest—Officers	1,194,085	$4.84	6.7	$—

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media stock at the time of exercise or at the end of the quarter if unexercised.

As of December 31, 2010, there was $0.1 million and $0.6 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under the Company’s equity incentive plan. The unrecognized compensation cost for each of the non-officers and officers is expected to be recognized over a weighted average period of one year.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit (loss) is based on income from continuing operations before income tax benefit (expense). The reportable segments are distinct business units, separately managed with different distribution channels. The selected operating results of the Company’s segments during each of the three and nine month periods ended December 31 are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net revenue
Transactional TV	$8,787	$9,118	$26,842	$28,077
Film Production	5,180	2,167	10,344	6,444
Direct-to-Consumer	206	194	603	820
Total	$14,173	$11,479	$37,789	$35,341
Segment profit (loss)
Transactional TV	$2,606	$3,536	$9,257	$11,657
Film Production	266	394	(168)	827
Direct-to-Consumer	(224)	(165)	(699)	(469)
Corporate Administration	(2,380)	(2,479)	(7,491)	(7,347)
Total	$268	$1,286	$899	$4,668
Interest income
Film Production	$2	$2	$14	$2
Corporate Administration	6	8	22	34
Total	$8	$10	$36	$36
Interest expense
Direct-to-Consumer	$2	$—	$6	$—
Corporate Administration	21	75	63	213
Total	$23	$75	$69	$213
Reversal of interest expense for uncertain tax positions
Corporate Administration	$35	$—	$35	$—

Depreciation and amortization
Transactional TV	$1,679	$1,301	$4,529	$3,886
Film Production	722	770	2,461	2,590
Direct-to-Consumer	37	58	114	193
Corporate Administration	11	12	36	36
Total	$2,449	$2,141	$7,140	$6,705

The Company’s total identifiable assets by operating segment as of the dates presented are as follows (in thousands):

	December 31, 2010	March 31, 2010
Identifiable Assets
Transactional TV	$29,166	$26,474
Film Production	15,995	15,490
Direct-to-Consumer	756	775
Corporate Administration	16,234	18,850
Total continuing operations assets	62,151	61,589
Total discontinued operations assets	5	224
Total assets	$62,156	$61,813

Approximately $0.1 million of the Company’s total assets are located in Europe as of December 31, 2010. All other assets are located in the U.S.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Net revenue, classified by geographic billing location of the customer, during the three and nine month periods ended December 31 is as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009

Domestic net revenue	$11,936	$10,173	$32,042	$31,540

International net revenue:
Europe, Middle East and Africa	462	365	1,281	1,131
Latin America	975	482	2,213	1,351
Canada	732	417	2,037	1,149
Other	68	42	216	170
Total international net revenue	2,237	1,306	5,747	3,801

Total net revenue	$14,173	$11,479	$37,789	$35,341

NOTE 6 — MAJOR CUSTOMERS

The Company’s major customers (customers with revenue in excess of 10% of total net revenue during a presented period) are Comcast Corporation (“Comcast”), Time Warner, Inc. (“Time Warner”), DISH Network Corporation (“DISH”), and DirecTV, Inc. (“DirecTV”). Revenue from these customers is included in the Transactional TV and Film Production segments. Net revenue from these customers as a percentage of total net revenue for each of the three and nine month periods ended December 31 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Comcast	13%	18%	16%	18%
Time Warner	9%	14%	10%	13%
DISH	8%	12%	10%	12%
DirecTV	7%	14%	9%	14%

The Company’s outstanding accounts receivable balances due from its major customers as of the dates presented are as follows (in thousands):

	December 31, 2010	March 31, 2010
Comcast	$1,220	$1,221
DISH	752	1,810
DirecTV	628	699
Time Warner	391	448

The Company also recognized revenue from one Film Production segment customer that represented approximately 23% of the total net revenue during the three month period ended December 31, 2010. The Company’s outstanding accounts receivable balance due from this customer as of December 31, 2010 was approximately $3.3 million.

The loss of any of the Company’s major customers would have a material adverse effect on the Company’s results of operations and financial condition.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 7 — INCOME TAXES

Uncertain Tax Positions

The Company accounts for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.  As of December 31, 2010, the Company had total unrecognized tax benefits of approximately $0.1 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If the Company was to prevail or the uncertainties were settled in favor of the Company on all uncertain tax positions, the net effect is estimated to be a benefit to the Company’s tax expense of approximately $0.1 million.

During the three month period ended December 31, 2010, the statute of limitations expired on approximately $0.2 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in long-term taxes payable and a reduction in the Company’s income tax expense.  The reduction in the uncertain tax position balance also resulted in the reversal of approximately $35,000 in interest expense.  The aggregate change in the balance of the uncertain tax position balance during the nine month period ended December 31, 2010 is as follows (in thousands):

Beginning balance at April 1, 2010	$309
Expiration of statute of limitations in the current fiscal year	(193)
Ending balance at December 31, 2010	$116

Research and Development Tax Credits

During the three month period ended December 31, 2009, the Company performed a research and development tax credit study.  The study considered fiscal years for which amended or current tax returns could be filed. The Company concluded that it was eligible for research and development tax credits that would result in a reduction in the income tax expense for the noted fiscal years as follows (in thousands):

March 31,
2009	$217
2008	169
2007	129
2006	86
Total	$601

The Company filed amended and current tax returns during the three month period ended December 31, 2009 for each of the fiscal years noted above and included the research and development tax credits identified in the study.  As a result of the filings, the Company recorded a reduction in the income tax expense of $0.6 million during the three month period ended December 31, 2009.

The Company utilized research and development tax credits during the year ended March 31, 2010 of approximately $0.1 million based on a research and development tax study completed in fiscal year 2011.  For fiscal year 2011, the Company estimates that it will utilize research and development tax credits of approximately $0.1 million.

Other

The Company files U.S. federal, state and foreign income tax returns. With few exceptions, the Company is no longer subject to examination of its federal income tax returns for years prior to fiscal year 2008, and the Company is no longer subject to examination of its state income tax returns for years prior to fiscal year 2007.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

NOTE 8 — FILM COST IMPAIRMENT

Film costs are reviewed for impairment on a title-by-title basis when events or circumstances indicate an assessment is warranted. The Company records an impairment charge when the fair value of the assessed title is less than the unamortized cost. Examples of events or circumstances that could result in an assessment and impairment charge for film costs include (a) an unexpected less favorable performance of a film title or event on a cable platform or (b) a downward adjustment in the estimated future performance of a film title or event due to an adverse change to the general business climate.  In September 2010, the Company adjusted downward the estimated future revenue for several films due to a continuation of lower than expected performance.  As a result, the Company performed an assessment of certain films and determined the estimated fair value of the films was less than the unamortized film costs and incurred an impairment charge of $0.6 million related to the films. The impairment charge is recorded in the charge for asset impairments within the Film Production segment.  The Company did not incur any additional film cost impairment charges during the nine month period ended December 31, 2010.

NOTE 9 — BORROWING ARRANGEMENTS

On December 15, 2010, the Company’s former line of credit matured and the Company renewed the line of credit through December 15, 2011.  The line of credit is secured by certain trade accounts and accounts receivable and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum or (b) 5.75% per annum.  The remainder of the line of credit may be drawn from time to time to support the Company’s operations and short-term working capital needs, if any.  A loan origination fee of 0.5% of the available line was paid by the Company upon the execution of the line of credit.  The line of credit includes a maximum borrowing base equal to the lesser of 75% of the trade accounts and accounts receivable securing the line of credit or $5.0 million, and the maximum borrowing base at December 31, 2010 was $5.0 million.

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including, without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring without consent any dividends, other than dividends payable in the Company’s stock, and (e) a requirement that there be no material adverse change in the Company’s current client base as it relates to its largest clients.  The line of credit provides that an event of default will exist in certain circumstances, including without limitation, the Company’s failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, the Company’s insolvency, a change in control of the Company, any material adverse change in the Company’s financial condition and certain other events customary for facilities of this type.  As of December 31, 2010, the Company’s outstanding principal balance under the line of credit was $1.0 million, and the Company was in compliance with the related covenants.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Operating Lease Obligations

In July 2010, the Company executed a five-year license agreement to rebrand and distribute up to three new international linear PPV channels.  The satellite footprint for the channels covers all of Europe, the Middle East, and areas of Northern Africa. The new channels will primarily target cable, internet protocol television, digital terrestrial and satellite platforms in Europe.  As a result of the execution of the license agreement, the Company has future contractual cash obligations of $0.1 million, $0.2 million, $0.2 million, $0.2 million, $0.2 million and $0.1 million for the years ending March 31, 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

In October 2010, the Company entered into an operating lease agreement to rent an approximately 50,000 square feet facility with occupancy scheduled for June 2011.  The Company expects that the leased facility will be primarily used by the Transactional TV, Direct-to-Consumer and Corporate Administration segments, and the new facility will replace the Company’s digital broadcast and corporate facilities.  The landlord of the new facility will assume the Company’s current digital broadcast facility lease in connection with the new operating lease agreement. The initial term of the agreement expires in January 2022 and provides for options to extend the term of the lease if

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

agreed upon by the landlord and the Company.  Upon execution of the operating lease agreement, the Company paid a security deposit of approximately $0.1 million of which 50% is non-refundable.  The Company also agreed to pay for the first $1.0 million of tenant improvements for the facility. Additionally, the landlord agreed to provide a tenant improvement allowance of approximately $1.7 million, which is available for any tenant improvement costs in excess of the initial $1.0 million in costs.  The Company’s future contractual cash obligations under the lease are as follows (in thousands):

Year Ending March 31,
2012	$315
2013	472
2014	629
2015	634
2016	653
Thereafter	4,150
Total minimum payments	$6,853

Vendor Obligations

In October 2010, the Company renewed an existing agreement related to uplinking services for an additional term of three years.  The impact of the renewal of this agreement was an increase in the Company’s future contractual cash obligations of $0.2 million, $0.7 million, $0.7 million and $0.4 million for the years ending March 31, 2011, 2012, 2013 and 2014, respectively.

Employment Contracts

In September 2010, an employee’s contract term was extended effective April 1, 2011. The extension results in an increase in the Company’s commitments under the obligation of $0.3 million for each of the years ending March 31, 2012 and 2013.

In September 2010, the employment of a Co-President of the Film Production segment was involuntarily terminated under the provisions of his employment agreement effective September 2010.  As a result, the Company recorded a $0.2 million severance expense within the Film Production segment during the three month period ended September 30, 2010 associated with the departure.

In October 2010, the employment of the remaining President of the Film Production segment was involuntarily terminated under the provisions of his employment agreement effective December 2010.  As a result, the Company recorded a $0.1 million severance expense within the Film Production segment during the three month period that ended December 31, 2010 associated with the departure.

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

NOTE 11 — GUARANTEES

The Film Production segment completed producer-for-hire services during the three month period ended December 31, 2010 related to a movie production in the state of Georgia.  Based on the location of the production and other factors, the Company received certain transferable production tax credits in the state of Georgia. Subsequent to the completion of the production, the Company entered into an agreement to sell the tax credits for a net purchase price of approximately $0.8 million. If the tax credits are recaptured, forfeited, recovered or otherwise become invalid within a four year period subsequent to the Company’s sale of the tax credits, the Company agreed to reimburse the buyer for the value of the invalid tax credits as well as any interest, penalties or other fees incurred in connection with the loss of the tax credits. The Company believes the tax credits are valid and does not expect that it will be required to reimburse the buyer.

NOTE 12 — DISCONTINUED OPERATIONS

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

The discontinued operations generated immaterial net revenue during each of the three and nine month periods ended December 31, 2010 and $0.1 million of net revenue during each of the three and nine month periods ended December 31, 2009.  The pre-tax loss was immaterial during each of the three and nine month periods ended December 31, 2010, and the pre-tax loss during the three and nine month periods ended December 31, 2009 was $0.1 million and $0.6 million, respectively.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major Transactional TV segment customers that accounted for approximately 45% of our total revenue during the nine month period ended December 31, 2010; 2) maintain the license fee structures and distribution market share currently in place with our customers; 3) maintain our pay-per-

view (“PPV”) and video-on-demand (“VOD”) shelf space with existing customers; 4) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (“MSOs”) and direct broadcast satellite (“DBS”) providers; 5) retain our key executives; 6) produce film content that is well received by our Film Production segment’s customers; 7) comply with future regulatory developments; and 8) successfully compete against other forms of entertainment such as pay and free adult oriented internet sites as well as adult oriented premium channel content. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of our most recently filed Annual Report on Form 10-K, as amended, and as updated by periodic and current reports that we may file from time to time with the United States Securities and Exchange Commission (“SEC”) that amend or update such factors.  Some of these risks are detailed in Part II, Item 1A, Risk Factors, herein and elsewhere in this Form 10-Q.

Executive Summary

We are a leader in transactional television and the distribution of general motion picture entertainment. Our key customers include large cable and satellite operators, premium movie channel providers and major Hollywood studios. We distribute content worldwide. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our Transactional TV segment distributes adult content to cable and satellite operators who then distribute the content to retail customers via PPV and VOD technology. We earn revenue through contractual percentage splits of the retail price. The Transactional TV segment has historically been our most profitable segment. The Film Production segment primarily generates revenue through the distribution of mainstream content to large cable and satellite operators, premium movie channel providers and other international content distributors. This segment also periodically provides contract film production services to major Hollywood studios (“producer-for-hire” arrangements). The Film Production segment incurred operating losses during the nine month period ended December 31, 2010 as well as in fiscal years 2010 and 2009 primarily due to large non-cash impairment charges and increases in the allowance for unrecoverable recoupable costs and producer advances. Our Direct-to-Consumer segment primarily generates revenue from membership fees earned through the distribution of adult content to consumer websites. The Direct-to-Consumer segment has historically incurred operating losses and is expected to continue to incur operating losses for the foreseeable future; however, we have focused our activities on improving the segment results through efforts described below. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc.

The business models of each of our segments are summarized below.

Transactional TV Segment

Our Transactional TV segment is focused on the distribution of its PPV and VOD services to MSOs and DBS providers worldwide. We earn a percentage of revenue, or “split”, from our content for each VOD, PPV or subscription that is purchased on our customers’ platforms. Revenue growth can occur when we launch our services to new cable MSOs or DBS providers, when we experience growth in the number of digital subscribers for systems where our services are currently distributed, when we launch additional services or replace our competitors’ services on existing customer cable and DBS platforms, and when our proportional buy rates improve relative to our competitors. Alternatively, our revenue could decline if we were to experience lower consumer buy rates as has been the case with the general economic downturn, if customers migrate to other forms of entertainment such as pay and free adult oriented internet sites which we believe may also be occurring as a result of the economic downturn, if the revenue splits we receive from our customers decline, if additional competitive channels are added to our customers’ platforms or if our existing customers remove or replace our services on their platform.

Film Production Segment

The Film Production segment has historically derived the majority of its revenue from two principal businesses: (1) the production and distribution of original motion pictures such as erotic thrillers, horror movies, and erotic, event-styled content (“owned content”); and (2) the licensing of mainstream third party films in international and domestic markets where we act as a sales agent for the product (“repped content”). This segment also periodically provides contract film production services to certain major Hollywood studios. This segment has incurred non-cash impairment charges and increases in its allowance for unrecoverable recoupable costs and producer advances resulting in operating losses during the nine month period ended December 31, 2010 as well as in fiscal years 2010 and 2009.  If the owned and repped content we distribute underperforms relative to our expectations, we may incur additional impairment charges and increases in our allowances in the future.

Direct-to-Consumer Segment

Our Direct-to-Consumer segment generates revenue primarily by selling memberships to our adult consumer websites. During the nine month period ended December 31, 2010 and the fiscal years 2010 and 2009, we experienced a decline in the Direct-to-Consumer segment revenue which we believe was due to a decline in consumer spending as a result of the unfavorable economic conditions as well as the availability of free and low-cost internet content. We expect this segment will continue to incur operating losses for the foreseeable future; however, we recently launched additional niche consumer websites during fiscal years 2010 and 2011 as well as a dating website and are optimistic that these efforts will result in improved performance in the future.  The Direct-to-Consumer segment also operated an internet protocol television (“IPTV”) set-top box business beginning in late fiscal year 2008. In the fourth quarter of fiscal year 2010, we discontinued the operations of the IPTV business as a result of underperformance in fiscal year 2010.

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

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended December 31,			Nine Months Ended December 31,
(dollars in millions)	2010	2009	% change	2010	2009	% change
Net revenue
VOD	$5.3	$4.9	8%	$16.2	$15.0	8%
PPV	3.4	4.0	(15)%	10.3	12.6	(18)%
Other	0.1	0.2	(50)%	0.3	0.6	(50)%

Total	8.8	9.1	(3)%	26.8	28.1	(5)%

Cost of sales	3.2	3.0	7%	9.5	8.9	7%

Gross profit	5.6	6.1	(8)%	17.3	19.2	(10)%

Gross profit percentage	64%	67%		65%	68%

Operating expenses	3.0	2.6	15%	8.1	7.6	7%

Operating income	$2.6	$3.5	(26)%	$9.3	$11.6	(20)%

Net Revenue

VOD

During each of the three and nine month periods ended December 31, 2010, international VOD revenue increased by approximately $0.5 million and $1.4 million, respectively. International revenue was higher primarily as a result of new customer launches, an increase in the quantity of content distributed to existing customers, an improvement in our content performance with existing customers, and adjustments to customer menu structures.  Domestic VOD revenue experienced a minimal decline during each of the three and nine month periods ended December 31, 2010.  The domestic VOD performance appears to have stabilized based on our results in the second and third quarters of fiscal year 2011, and we believe the stabilization was due to adjustments we have made to our programming mix as well as new content packages we launched.  However, if the current economic conditions including high unemployment and lower consumer discretionary spending persist or worsen, our domestic VOD performance could be materially adversely impacted.

PPV

PPV revenue was lower during each of the three and nine month periods ended December 31, 2010 primarily due to a decline in revenue of $0.6 million and $1.7 million, respectively, from the loss of a channel on a domestic DBS platform in November 2009.  Revenue was also lower due to a decline in domestic revenue from DBS and top 10 cable MSO customers. We believe consumers that have historically purchased our content with discretionary income have reduced their spending on our content, eliminated their acquisition of our content, or are viewing content through less expensive alternatives such as low-cost and free internet sites, which has resulted in a decline in our domestic PPV revenue.  Although we have made adjustments on domestic VOD platforms in order to stabilize that revenue, we do not have flexibility to make similar adjustments on domestic PPV platforms due to the linear nature of PPV distribution.  As a result, the decline in consumer spending has had a larger unfavorable impact on our domestic PPV revenue as compared to our domestic VOD revenue.  Partially offsetting the decline in revenue was a $0.2 million and $0.5 million increase in international PPV revenue during the three and nine month periods ended December 31, 2010, respectively, primarily from new channel launches in Latin America.

Other

Other revenue primarily includes revenue from advertising on our PPV channels and from distribution fees. Other revenue declined during the three and nine month periods ended December 31, 2010 due to a general decline in advertising and distribution activity.  We believe customers are reducing or eliminating their spending on these services as a method to decrease expenses in response to the challenging economic conditions.

Cost of Sales

Our cost of sales consists of expenses associated with our digital broadcast center, satellite uplinking, satellite transponder leases, programming acquisitions, VOD transport, amortization of content and distribution rights, depreciation of equipment, and related employee costs.

The increase in cost of sales during the three month period ended December 31, 2010 was primarily due to (a) a $0.1 million increase in transponder costs associated with PPV channels we launched in Latin America and Europe, (b) a $0.1 million increase in content and distribution rights amortization primarily from acquiring and distributing a larger proportion of the annual content acquisitions during the first half of the fiscal year and from a general increase in acquisitions and the development of new and unique content in an effort to improve customer buy rates, and (c) a $0.1 million increase in costs from accelerating depreciation expense for certain tenant improvement assets.  We shortened the estimated lives of the related tenant improvement assets in anticipation of vacating our current corporate and digital broadcast facilities prior to the end of the lease terms and moving to a new building in fiscal year 2012.  The increase in costs was partially offset by a decline in transport expenses from executing a new transport agreement that includes more favorable financial terms.

Cost of sales increased during the nine month period ended December 31, 2010 primarily due to (a) a $0.3 million increase in transponder costs associated with the PPV channels we launched in Latin America and Europe, (b) a $0.3 million increase in content and distribution rights amortization primarily from acquiring and distributing a larger proportion of the annual content acquisitions during the first half of the fiscal year and from a general increase in acquisitions and the development of new and unique content in an effort to improve customer buy rates, (c) a $0.2 million increase in employee costs to support content programming analysis, and (d) a $0.1 million increase in costs from accelerating depreciation expense for certain tenant improvement assets. The increases in costs were partially offset by a decline in transport expenses from executing a new transport agreement that contained more favorable financial terms.

Operating Expenses and Operating Income

The increase in operating expenses during the three month period ended December 31, 2010 was primarily due to (a) a $0.2 million increase in employee costs to support the development of new content packages, (b) a $0.1 million increase in depreciation expenses from purchasing storage equipment to support our international growth and the increase in domestic content distribution, and (c) a $0.1 million increase in costs from accelerating depreciation expense for certain tenant improvement assets.  As discussed above, we shortened the estimated lives of the related tenant improvement assets in anticipation of vacating our current corporate and digital broadcast facilities prior to the end of the lease terms and moving to a new building in fiscal year 2012. Tenant improvement depreciation is reflected in both the cost of sales and operating expense line items because we have employee departments that are classified in both line items, and the tenant improvement depreciation costs are allocated among the related employee departments. Operating income for the three month periods ended December 31, 2010 and 2009 was $2.6 million and $3.5 million, respectively.

The increase in operating expenses during the nine month period ended December 31, 2010 was primarily due to (a) a $0.3 million increase in employee costs to support the development of new content packages, (b) a $0.1 million increase in depreciation expenses from purchasing storage equipment to support our international growth and the increase in domestic content distribution, (c) a $0.1 million increase in costs from accelerating depreciation expense for certain tenant improvement assets, (d) a $0.1 million increase in business development consulting costs incurred in an effort to grow our international revenue, and (e) a $0.1 million increase in costs because the same prior year period included a gain from a vendor settlement that did not recur during the nine month period ended December 31, 2010.  Partially offsetting the increase in costs was a $0.2 million decline in promotion and advertising expenses due to certain promotional events that occurred in the first nine months of the prior fiscal year but did not recur during the same period in the current fiscal year. Operating income for the nine month periods ended December 31, 2010 and 2009 was $9.3 million and $11.6 million, respectively.

Operating Lease for New Facility

In connection with our leasing of the new facility as described in detail below within the Operating Lease Obligations discussion of the Commitments and Contingencies section, we reduced the remaining estimated useful lives of certain tenant improvements related to the corporate and digital broadcast facilities we currently occupy because we expect to vacate the buildings prior to the conclusion of the original lease agreements.  As a result, we incurred an increase in depreciation expense in each of the Transactional TV segment’s cost of sales and operating expenses of approximately $0.1 million during the three month period ended December 31, 2010.  We expect to incur a similar increase in depreciation expense in each of the fourth quarter of fiscal year 2011 and the first quarter of fiscal year 2012.  We also expect to incur a charge in the first quarter of fiscal year 2012 within the Transaction TV segment’s operating expenses of approximately $0.6 million associated with vacating our digital broadcast facility and assigning the remaining lease obligations to the landlord of the new facility. The total remaining lease obligation assumed by the new facility landlord will be reflected as a reduction in our rental expense on a straight-line basis over the term of the new facility lease. Additionally, we expect to incur a $0.3 million charge in the first quarter of fiscal year 2012 from vacating our current corporate facility prior to the end of the lease term, and the charge is expected to be included in the operating expenses of our segments with the majority of the charge being reflected within the Transactional TV segment.

Film Production Segment

The following table sets forth certain financial information for the Film Production segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended December 31,			Nine Months Ended December 31,
(dollars in millions)	2010	2009	% change	2010	2009	% change
Net revenue
Owned content	$1.1	$1.3	(15)%	$4.2	$4.5	(7)%
Repped content	0.7	0.8	(13)%	2.0	1.7	18%
Producer-for-hire and other	3.3	0.1	#	4.2	0.2	#

Total	5.2	2.2	#	10.3	6.4	61%

Cost of sales	3.7	0.7	#	6.1	2.6	#

Gross profit	1.5	1.4	7%	4.3	3.9	10%

Gross profit percentage	29%	64%		42%	61%

Operating expenses	1.2	1.0	20%	4.5	3.1	45%

Operating income (loss)	$0.3	$0.4	(25)%	$(0.2)	$0.8	#

# Change is in excess of 100%.

Net Revenue

Owned Content

The decrease in revenue during the three month period ended December 31, 2010 was primarily due to a $0.4 million decline in the revenue we generate from the distribution of owned content to VOD platforms.  We believe the decline was primarily due to the continuation of lower consumer spending as a result of the challenging economic conditions. The decline in revenue was partially offset by an increase in one-time domestic and international distribution revenue associated with a slight increase in customer demand.

The decrease in revenue during the nine month period ended December 31, 2010 was primarily due to a $0.6 million decline in owned content VOD revenue due to lower consumer spending as discussed above.  Revenue also declined because the same prior year period results included approximately $0.4 million in revenue from the delivery of a horror title to a pay television customer, and no similar revenue recurred during the nine month period ended December 31, 2010.  The declines in revenue were partially offset by a $0.7 million increase in owned content revenue from the delivery of the fourth installment of an episodic series, whereas only a partial delivery of titles from the third installment of an episodic series occurred in the same prior year period.

Repped Content

Repped content revenue includes amounts from the licensing of mainstream film titles that we represent (but do not own) under sales agency relationships with various independent film producers. Repped content revenue increased during each of the three and nine month periods ended December 31, 2010 primarily due to a $0.1 million and $0.3 million increase, respectively, from the distribution of repped content on domestic VOD platforms.  Revenue also increased by approximately $0.2 million and $0.3 million during the three and nine month periods ended December 31, 2010, respectively, due to additional revenue from the distribution of content to home video, retail DVD and other markets through our arrangements with mainstream film distributors.  The increases in revenue were offset by a reduction in one-time repped distribution revenue, and we believe the decline is due to a reduction in spending by our customers in response to the continuation of the challenging film market conditions.

Producer-for-Hire and Other

Producer-for-hire and other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors.  The increase in other revenue during the three month period ended December 31, 2010 was due to the completion of a producer-for-hire arrangement, which resulted in revenue of approximately $3.3 million. The increase in revenue during the nine month period ended December 31, 2010 was primarily due to the completion of the above mentioned producer-for-hire arrangement during the third quarter of fiscal year 2011 as well as the completion of another producer-for-hire arrangement during the first quarter of fiscal year 2011.

The production services related to the producer-for-hire arrangement that was completed in the third quarter of fiscal year 2011 occurred in the state of Georgia.  We realized certain transferable tax credits in the state of Georgia associated with the production, and we sold the tax credits for approximately $0.8 million resulting in a decline in the net producer-for-hire production costs. In connection with the sale of the tax credits, we agreed to reimburse the buyer if the tax credits are recaptured, forfeited, recovered or otherwise become invalid in the next four years. If we are required to make payments under our guarantee of those tax credits, our financial position and results of operation would be adversely impacted. We believe the tax credits are valid and do not expect that we will be required to reimburse the buyer.

Cost of Sales

Our cost of sales is comprised of the amortization of our owned content film costs as well as delivery and distribution costs related to that content. The expenses also include the costs we incur to provide producer-for-hire services.  Deferred producer-for-hire costs are recognized as cost of sales upon completion of the production.

The increase in cost of sales during the three month period ended December 31, 2010 was primarily due to approximately $3.0 million in production costs from the completion of a producer-for-hire arrangement.  Film cost amortization as a percentage of the related owned content revenue during the three month periods ended December 31, 2010 and 2009 was 47% and 46%, respectively.

Cost of sales increased during the nine month period ended December 31, 2010 primarily as a result of a $3.7 million increase in production costs associated with producer-for-hire arrangements that were completed in the first quarter and third quarter of fiscal year 2011.  The increase in costs was partially offset by a decline in film cost amortization consistent with the decline in owned content revenue.  Film cost amortization as a percentage of the related owned content revenue during the nine month periods ended December 31, 2010 and 2009 was 46% and 45%, respectively.

Operating Expenses and Operating Income (Loss)

The increase in operating expenses during the three month period ended December 31, 2010 was primarily due to a $0.1 million increase in expenses associated with certain strategic consulting services and a $0.1 million increase in the allowance for unrecoverable recoupable costs and producer advances associated with the underperformance of certain repped content films. The Film Production segment operating income during the three month periods ended December 31, 2010 and 2009 was $0.3 million and $0.4 million, respectively.

The increase in operating expenses during the nine month period ended December 31, 2010 was due to (a) a $0.6 million film cost impairment charge discussed in more detail below, (b) a $0.5 million increase in the allowance for unrecoverable recoupable costs and producer advances associated with the underperformance of certain repped content films, (c) a $0.3 million increase in employee costs primarily from severance expenses associated with the departure of the Film Production segment’s Co-Presidents, and (d) a $0.1 million increase in costs associated with certain strategic consulting services. We may incur additional film cost impairments and increases in our allowance for unrecoverable recoupable costs and producer advances in the future if the owned and repped content we distribute underperforms relative to our expectations.  The Film Production segment incurred an operating loss of $0.2 million during the nine month period ended December 31, 2010 as compared to operating income of $0.8 million during the nine month period ended December 31, 2009.

Film Cost Impairment Charge

In September 2010, we recorded a non-cash impairment charge of approximately $0.6 million associated with certain owned content films. As part of our quarterly film performance analysis, we adjusted downward the expected performance for films based on a continuation of underperformance as compared to expectations.  As a result of the downward adjustments in expected performance, we performed further assessments on certain films and determined the fair value of the films was less than the unamortized cost of the films, and the difference was recorded as an impairment charge.  The impairment charge was recorded in the charge for asset impairments within the Film Production segment.  The fair value of the films was estimated by discounting the films’ expected future cash flow by the weighted average cost of capital.  We did not incur any additional film cost impairment charges during the nine month period ended December 31, 2010.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended December 31,			Nine Months Ended December 31,
(dollars in millions)	2010	2009	% change	2010	2009	% change
Net revenue
Net membership	$0.2	$0.2	0%	$0.6	$0.7	(14)%
Other	—	—	0%	—	0.1	#

Total	0.2	0.2	0%	0.6	0.8	(25)%

Cost of sales	0.3	0.3	0%	1.0	1.0	0%

Gross loss	(0.1)	(0.1)	0%	(0.4)	(0.2)	#

Operating expenses	0.1	0.1	0%	0.3	0.3	0%

Operating loss	$(0.2)	$(0.2)	0%	$(0.7)	$(0.5)	(40)%

# Change is in excess of 100%.

Net Revenue

Revenue from our Direct-to-Consumer segment primarily consists of amounts earned through the provision of internet subscriptions to customers.  Net membership revenue was flat during the three month period ended

December 31, 2010 as compared to the same prior year period.  Revenue during the nine month period ended December 31, 2010 declined primarily due to a reduction in memberships, and we believe the reduction in memberships was due to the economic downturn and a related reduction in consumer spending.

Other revenue primarily relates to the sale of content to other webmasters and amounts are generally consistent and comparable with the same prior year periods.

Cost of Sales

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content amortization, depreciation of equipment, and related employee costs.  Cost of sales during the three and nine month periods ended December 31, 2010 was generally consistent with the same prior year period results.

Operating Expenses and Operating Loss

Operating expenses were generally consistent and comparable with the same prior year periods.  We incurred operating losses of $0.2 million and $0.7 million during the three and nine month periods ended December 31, 2010, respectively, as compared to operating losses of $0.2 million and $0.5 million during the three and nine month periods ended December 31, 2009, respectively.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment for each of the periods presented:

	Three Months Ended December 31,			Nine Months Ended December 31,
(dollars in millions)	2010	2009	% change	2010	2009	% change
Operating expenses	$2.4	$2.4	0%	$7.5	$7.2	4%

Corporate administration segment expenses during the three month period ended December 31, 2010 were generally consistent with the same prior year period results.  The increase in corporate administration segment expenses during the nine month period ended December 31, 2010 was primarily due to a $0.2 million increase in employee costs from stock option expenses related to awards issued in the third and fourth quarters of fiscal year 2010 as well as certain annual salary increases.  Corporate administration expenses were also higher due to an increase in legal expenses associated with ordinary course litigation matters.

Other Income (Expense) and Income Tax Benefit (Expense)

Other Income (Expense)

Amounts included in other income (expense) primarily relate to interest expense on our line of credit borrowings; interest expense on our uncertain tax positions; and interest income from our cash, cash equivalents and investments.  The change in other income (expense) during the three and nine month periods ended December 31, 2010 as compared to the same prior year periods was primarily due to a decline in interest expense on our line of credit borrowings because we reduced the outstanding principal balance throughout fiscal year 2010.  Also contributing to the change was the reversal of approximately $35,000 of interest expense associated with the reversal of uncertain tax position liabilities due to the expiration of the statute of limitations during the three month period ended December 31, 2010.  There was no similar reversal of interest expense during the three and nine month periods ended December 31, 2009.

Income Tax Benefit (Expense)

During the three month period ended December 31, 2010, the statute of limitations expired on approximately $0.2 million of uncertain tax position liabilities.  As a result, we recorded a reduction in our income tax expense of $0.2 million.  Additionally, we increased our income tax expense during the three month period ended December 31, 2010 by approximately $0.1 million associated with changes in certain estimates related to permanent tax differences between our tax expense for financial reporting purposes and the amount used for income tax purposes.  No other discreet items had a material impact on our tax rate during the three or nine month periods ended December 31, 2010.

During the three month period ended December 31, 2009, we performed a research and development tax credit study.  The study considered fiscal years for which amended or current tax returns could be filed. We concluded that we were eligible for research and development tax credits that would result in a reduction in the income tax expense for the noted fiscal years as follows (in thousands):

March 31,
2009	$217
2008	169
2007	129
2006	86
Total	$601

We filed amended and current tax returns during the three month period ended December 31, 2009 for each of the fiscal years noted above and included the research and development tax credits identified in the study.  As a result of the filings, we recorded a reduction in the income tax expense of $0.6 million during the three month period ended December 31, 2009.  Based on the research and development tax credit study performed during the three month period ended December 31, 2009, we also estimated that we would utilize research and development tax credits during the year ended March 31, 2010 of between $0.1 million and $0.2 million.  No other discreet items had a material impact on our tax rate during the three or nine month periods ended December 31, 2009.

Discontinued Operations

The Direct-to-Consumer segment acquired certain intangible assets in late fiscal year 2008 in an effort to expand the product lines that are delivered directly to consumers. The acquired intangible assets primarily related to intellectual property rights technology that allow us to manufacture a set-top box through which consumers can obtain content directly through the internet and view the content on television. During the fourth quarter of fiscal year 2010, we implemented a plan to discontinue the operations of the IPTV set-top box business based primarily on lower than expected performance of the IPTV set-top box business. Cash flows associated with the IPTV set-top box business have been materially eliminated from the ongoing operations, and we do not have any significant continuing involvement in the operations of the IPTV set-top box business.

The discontinued operations generated immaterial net revenue during each of the three and nine month periods ended December 31, 2010 and $0.1 million of net revenue during each of the three and nine month periods ended December 31, 2009. The pre-tax loss was immaterial during each of the three and nine month periods ended December 31, 2010, and the pre-tax loss during the three and nine month periods ended December 31, 2009 was $0.1 million and $0.6 million, respectively.

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

Sources and Uses of Cash

Cash Flows from Operating and Investing Activities of Continuing Operations

Our cash flows from operating and investing activities of continuing operations are summarized as follows (amounts in table may not sum due to rounding):

	Nine Months Ended December 31,
(in millions)	2010	2009
Net cash provided by operating activities of continuing operations	$1.5	$1.5

Cash flows from investing activities:
Purchases of investments	—	(1.0)
Redemptions of investments	—	0.6
Purchases of equipment and furniture	(3.5)	(0.8)
Purchase of intangible assets	—	(0.1)

Net cash used in investing activities of continuing operations	$(3.5)	$(1.3)

Operating Cash Flow Activities of Continuing Operations

The cash provided by operating activities of continuing operations during the nine month period ended December 31, 2010 as compared to the same prior year period was primarily impacted by the following:

•   a decline in operating income primarily associated with the Transactional TV and Film Production segment performances;

•   a comparable decrease in content and distribution rights cash flows from acquiring a larger proportion of content during the first half of fiscal year 2011 and from a general increase in cash disbursements to acquire and develop new and unique content in an effort to improve customer buy rates;

•   a comparable increase in cash flows from reducing our film cost spending primarily because the same prior year period included disbursements for our production of an episodic series; and

•   an increase in cash flows from producer-for-hire arrangements that were completed in fiscal year 2010,  and the outstanding receivables were collected in fiscal year 2011.  The increase in cash flows was reflected in the net change in the deferred producer-for-hire and accounts receivable balances.

As of December 31, 2010, we had approximately $3.3 million in producer-for-hire outstanding accounts receivable and $0.8 million in production tax credit receivables as reflected in the prepaid and other assets line item within current assets, and we expect to collect these outstanding amounts during the fourth quarter of fiscal year 2011.

Investing Cash Flow Activities of Continuing Operations

Cash from investing activities of continuing operations during the nine month period ended December 31, 2010 included $3.5 million of cash used primarily to purchase storage, transponder receiver, and other broadcast and distribution equipment.  The storage and other broadcast and distribution equipment was purchased to support the Transactional TV segment’s international growth and expanded domestic content distribution. The transponder receiver equipment was purchased to supplement a change in the Transactional TV segment’s transponder services, which is expected to stabilize or reduce domestic transponder costs in the future.

In October 2010, we entered into an operating lease agreement to rent an approximately 50,000 square feet facility, with occupancy scheduled to be completed in June 2011.  The operating lease agreement is described in more detail below within the Operating Lease Obligations discussion of the Commitments and Contingencies section.  In connection with the leasing of the new facility, we currently expect to incur approximately $1.0 million in net tenant improvement cash outflows and approximately $2.0 million in equipment capital expenditure cash outflows.  We expect that the total $3.0 million in total net cash outflows will occur during the fourth quarter of fiscal year 2011 and the first quarter of fiscal year

2012.  We are continuing to review and may modify our relocation plans in the future, and modifications to our relocation plans could result in a material change to the expected cash outflows associated with the relocation.

Cash Flows from Financing Activities of Continuing Operations

Our cash flows from financing activities of continuing operations are summarized as follows (amounts in table may not sum due to rounding):

	Nine Months Ended December 31,
(in millions)	2010	2009
Cash flows from financing activities:
Purchases of common stock	$(0.4)	$(0.1)
Payments on short-term debt	—	(4.0)
Proceeds from short-term debt	—	3.0
Payments on long-term seller financing	(0.1)	(0.1)
Net cash used in financing activities of continuing operations	$(0.5)	$(1.1)

Net cash used in financing activities of continuing operations during the nine month period ended December 31, 2010 consists of $0.4 million of cash used to repurchase approximately 0.2 million shares of common stock at an average purchase price of $1.57 per share as well as $0.1 million in payments for long-term seller financing related to our purchase of a patent in fiscal year 2008.

Borrowing Arrangements

On December 15, 2010, our former line of credit matured and we renewed the line of credit from a financial institution.  The line of credit is secured by certain trade accounts and accounts receivable, is scheduled to mature on December 15, 2011, and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum.  The remainder of the line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any.  A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit.  The line of credit includes a maximum borrowing base equal to the lesser of 75% of the trade accounts and accounts receivable securing the line of credit or $5.0 million, and the maximum borrowing base at December 31, 2010 was $5.0 million.

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including, without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring without consent any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients.  The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type.  As of December 31, 2010, our outstanding principal balance under the line of credit was $1.0 million, and we were in compliance with the related covenants.

Guarantees

Our Film Production segment completed producer-for-hire services during the three month period ended December 31, 2010 related to a movie production in the state of Georgia.  Based on the location of the production and other factors, we received certain transferable production tax credits in the state of Georgia.  Subsequent to the completion of the production, we entered into an agreement to sell the tax credits for a net purchase price of approximately $0.8 million. If the tax credits are recaptured, forfeited, recovered or otherwise become invalid within a four year period subsequent to our sale of the tax credits, we have agreed to reimburse the buyer for the value of the invalid tax credits as well as any interest, penalties or other fees incurred in connection with the loss of the tax credits. We believe the tax credits are valid and do not expect that we will be required to reimburse the buyer.

Commitments and Contingencies

Employment Contracts

In September 2010, an employee’s contract term was extended effective April 1, 2011. The extension results in an increase in our commitments under the obligation of $0.3 million for each of the years ending March 31, 2012 and 2013.

In September 2010, the employment of a Co-President of the Film Production segment was involuntarily terminated under the provisions of his employment agreement effective September 2010.  As a result, we recorded a $0.2 million severance expense within the Film Production segment during the second quarter of fiscal year 2011 associated with the departure.

In October 2010, the employment of the remaining President of the Film Production segment was involuntarily terminated under the provisions of his employment agreement effective December 2010.  As a result, we recorded a $0.1 million severance expense within the Film Production segment in the third quarter of fiscal year 2011 associated with the departure.

Vendor Obligations

In October 2010, we renewed an existing agreement related to uplinking services for an additional term of three years.  The impact of the renewal of this agreement was an increase in our future contractual cash obligations of $0.2 million, $0.7 million, $0.7 million and $0.4 million for the years ending March 31, 2011, 2012, 2013 and 2014, respectively.

Operating Lease Obligations

In July 2010, we executed a five-year license agreement to rebrand and distribute up to three new international linear PPV channels. The satellite footprint for the channels covers all of Europe, the Middle East, and areas of Northern Africa. The new channels will primarily target cable, IPTV, digital terrestrial and satellite platforms in Europe.  As a result of the execution of the license agreement, we have future contractual cash obligations of $0.1 million, $0.2 million, $0.2 million, $0.2 million, $0.2 million and $0.1 million for the years ending March 31, 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

In October 2010, we entered into an operating lease agreement to rent an approximately 50,000 square feet facility, with occupancy scheduled to be completed in June 2011.  We expect that the leased facility will be primarily used by the Transactional TV, Direct-to-Consumer and Corporate Administration segments, and the new facility will replace our digital broadcast and corporate facilities.  The landlord of the new facility will assume our current digital broadcast facility lease in connection with the new operating lease agreement. The initial term of the agreement expires in January 2022 and provides for options to extend the term of the lease if agreed upon by the landlord and us.  Upon execution of the operating lease agreement, we paid a security deposit of approximately $0.1 million of which 50% is non-refundable.  We also agreed to pay for the first $1.0 million of tenant improvements for the facility. Additionally, the landlord agreed to provide a tenant improvement allowance of approximately $1.7 million, which is available for any tenant improvement costs in excess of the initial $1.0 million in costs.  Our future contractual cash obligations under the lease are as follows (in millions):

Year Ending March 31,
2012	$0.3
2013	0.5
2014	0.6
2015	0.6
2016	0.7
Thereafter	4.2
Total minimum payments	$6.9

Legal Proceedings

In the normal course of business, we are subject to various lawsuits and claims. We believe that the final outcome of these matters, either individually or in aggregate, will not have a material effect on our financial statements.

Income Taxes

Deferred Taxes

Deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. We establish valuation allowances when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. As of December 31, 2010, we determined that it was more likely than not that deferred tax assets associated with international operating losses would not be realized and recorded a valuation allowance for the full operating loss deferred tax asset of $0.2 million. We expect all other deferred tax assets will be realizable based on our history of earning taxable income and based on our internal projections of future taxable income.

Uncertain Tax Positions

We account for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.  As of December 31, 2010, we had total unrecognized tax benefits of approximately $0.1 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If we were to prevail or the uncertainties were settled in our favor for all uncertain tax positions, the net effect is estimated to be a benefit to our tax expense of approximately $0.1 million.

During the three month period ended December 31, 2010, the statute of limitations expired on approximately $0.2 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in long-term taxes payable and a reduction in our income tax expense.  The reduction in the uncertain tax position balance also resulted in the reversal of approximately $35,000 in interest expense.  The aggregate change in the uncertain tax position balance during the nine month period ended December 31, 2010 was as follows (in thousands):

Beginning balance at April 1, 2010	$309
Expiration of statute of limitations in the current fiscal year	(193)
Ending balance at December 31, 2010	$116

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

Interest Rate Sensitivity.    Changes in interest rates could impact our anticipated interest income on cash and cash equivalents. An adverse change in interest rates in effect as of December 31, 2010 would not have a material impact on the Company’s net income or cash flows.

Changes in interest rates could also impact the amount of interest we pay on borrowings under our line of credit. A 10% adverse change in the interest rates on borrowings under our line of credit would not have a material impact on the Company’s interest expense.

Foreign Currency Exchange Risk.    The Company does not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures. Our Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective.

(b) Internal Controls. There were no changes in our internal control over financial reporting that occurred during our third quarter of fiscal year 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. — OTHER INFORMATION

ITEM 1A. RISK FACTORS.

If we are required to make payments under our guarantee of the state of Georgia producer-for-hire production tax credits that we sold during fiscal year 2011, our financial position and results of operations could be materially adversely impacted.

Our Film Production segment completed producer-for-hire services related to a movie production in the state of Georgia during the three month period ended December 31, 2010.  We realized certain transferable production tax credits in the state of Georgia associated with the production, and we sold the tax credits to a third-party resulting in a reduction in the net cost of the production of approximately $0.8 million. In connection with the sale of the tax credits, we agreed to reimburse the buyer if the tax credits are recaptured, forfeited, recovered or otherwise become invalid in the next four years.  If we are required to make payments under our guarantee of the tax credits, our financial position and results of operations could be materially adversely impacted.

We rely on third party service providers to deliver our content to our customers via transport services. If these services were disrupted, it could cause us to lose VOD revenue and cause a material adverse impact on our financial position and results of operations.

Our transport provider services are critical to the distribution of VOD content to our customers.  We recently executed a new transport agreement with TVN Entertainment Corporation (“TVN”) that provides for the Transactional TV segment’s exclusive use of the TVN services in the United States. Effective October 2010, all Transactional TV segment domestic transport services are provided by TVN. If TVN fails to provide the contracted services, our programming operations would in all likelihood be suspended resulting in a materially adverse impact on our financial position and results of operations.

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

Assessments arising from tax examination audits may have an adverse impact on our financial position and results of operations.

We filed amended and current tax returns that reflect a tax benefit associated with research and development tax credits. For the amended and current tax returns related to fiscal year 2008 and subsequent fiscal years, we are subject to examination of the amended and current tax returns and our determination of the research and development tax credits. If the Internal Revenue Service disallows some or all of the research and development tax credits, our financial position and results of operations could be materially adversely affected.

We are relocating our corporate and digital broadcast facilities into a new, combined leased facility.  If we are unable to execute the relocation, we experience delays in the relocation, we incur costs in excess of expectations from the relocation, or we experience other issues associated with the relocation, our financial position and results of operations could be materially adversely impacted.

We are in the process of relocating our corporate and digital broadcast facilities to a new, combined leased facility.  Our corporate facility is used as our corporate headquarters and is also used by our Direct-to-Consumer segment’s web production department and our Transactional TV segment’s marketing, sales, branding, promotions and conforming departments.  Our digital broadcast facility is used by our Transactional TV segment for key operations activities including broadcasting, encoding and technical operations, content screening, and quality control functions.  We are responsible for completing the tenant finishes in the new facility and furnishing the new facility, and we are also responsible for the relocation of our equipment, furniture, and related assets from our corporate and digital broadcast facilities to the new combined facility. If we are unable to execute the relocation, we experience delays in the relocation, we incur costs in excess of expectations from the relocation, or we experience other issues associated with the relocation, our financial position and results of operations could be materially adversely impacted.

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

ITEM 5. OTHER INFORMATION.

On February 2, 2011, pursuant to Article 12 of the Company’s Amended and Restated Bylaws (the “Bylaws”), the Board of Directors of the Company (the “Board”) unanimously approved amendments to Article 2 of the Bylaws providing for or clarifying, among other things, (1) the advance notice requirements for shareholders desiring to nominate directors for election to the Board, or to bring other business before the shareholders, at an annual or special meeting of shareholders, and (2) that the chairman of the Board may adjourn meetings of the shareholders from time to time in appropriate circumstances. Because the Board also approved other minor conforming changes to other provisions contained in the Bylaws, the Board approved that the amendments be included in further Amended and Restated Bylaws. The Amended and Restated Bylaws became effective on February 2, 2011. The foregoing summary is qualified in its entirety by reference by the Amended and Restated Bylaws, clean and marked versions (marked to show the changes made to the former version of the Bylaws) of which are attached as exhibits to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

3.01	Amended and Restated Bylaws of the Company, marked to show amendments
3.02	Amended and Restated Bylaws of the Company
10.01#	Business Loan Agreement, as supplemented (including Change in Terms Agreement), dated December 15, 2010, between New Frontier Media, Inc. and Great Western Bank
10.02	Confidential Separation Agreement and General Release, dated October 6, 2010, between MRG Entertainment, Inc. and Marc Laurence Greenberg
10.03	Confidential Separation Agreement and General Release, dated October 26, 2010, between MRG Entertainment, Inc. and Richard B. Goldberg
10.04	Lease Agreement Office and Industrial Space (including Assignment and Assumption of Lease), dated October 6, 2010, between New Frontier Media, Inc. and 6060 Partnership, LLP
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Confidential treatment has been requested as to portions of this exhibit. Such portions have been redacted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
Dated: February 4, 2011	By:	/s/ Michael Weiner
	Name:	Michael Weiner
	Title:	Chief Executive Officer

Dated: February 4, 2011		/s/ Grant Williams
	Name:	Grant Williams
	Title:	Chief Financial Officer

Exhibit No.	Exhibit Description

3.01	Amended and Restated Bylaws of the Company, marked to show amendments
3.02	Amended and Restated Bylaws of the Company
10.01#	Business Loan Agreement, as supplemented (including Change in Terms Agreement), dated December 15, 2010, between New Frontier Media, Inc. and Great Western Bank
10.02	Confidential Separation Agreement and General Release, dated October 6, 2010, between MRG Entertainment, Inc. and Marc Laurence Greenberg
10.03	Confidential Separation Agreement and General Release, dated October 26, 2010, between MRG Entertainment, Inc. and Richard B. Goldberg
10.04	Lease Agreement Office and Industrial Space (including Assignment and Assumption of Lease), dated October 6, 2010, between New Frontier Media, Inc. and 6060 Partnership, LLP
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01	Certification by CEO Michael Weiner pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification by CFO Grant Williams pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Confidential treatment has been requested as to portions of this exhibit. Such portions have been redacted and filed separately with the SEC.