Form 10-K
period 2011-03-31
NEW FRONTIER MEDIA INC
filed 2011-06-03
CIK 847383

Use these links to rapidly review the document

TABLE OF CONTENTS 2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-23697

NEW FRONTIER MEDIA, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of of incorporation or organization)	84-1084061 (I.R.S. Employer Identification No.)
7007 Winchester Circle, Suite 200, Boulder, Colorado (Address of principal executive offices)	80301 (Zip Code)

Registrant's telephone number, including area code: (303) 444-0900

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $.0001 Rights to Purchase Series A Junior Participating Preferred Stock	The Nasdaq Stock Market, LLC

         Securities registered pursuant to Section 12(g) of the Exchange Act: None.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES    ☒ NO

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ YES    ☒ NO

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☐ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of September 30, 2010 was approximately $32,714,000, based on the closing price of the common stock as reported on the NASDAQ Global Select Market on such date.

         The Registrant had 19,201,018 shares of its common stock outstanding on May 25, 2011.

Documents Incorporated by Reference

         The information required in response to Part III of Form 10-K is hereby incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of March 31, 2011 with respect to the Registrant's Annual Meeting of Shareholders expected to be held on or about August 25, 2011.

NEW FRONTIER MEDIA INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2011

i

PART I.

Forward-Looking Statements and Other Information

        This Annual Report on Form 10-K of New Frontier Media, Inc. and its consolidated subsidiaries, hereinafter identified as we, us, the Company or the Registrant, and the information incorporated by reference includes forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding trend analysis and our expected financial position and operating results, our business strategy, our financing plans and the outcome of contingencies are forward-looking statements. Forward-looking statements are also identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "could," "will," "would," and similar expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Some of these risks are detailed in Part I, Item 1A, Risk Factors and elsewhere in this Form 10-K.

        Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

        Registered trademarks identified herein that are not expressly stated to be our property are the property of the respective owners of such marks.

ITEM 1.    BUSINESS.

DESCRIPTION OF BUSINESS

        Incorporated in Colorado on February 23, 1998, we are a provider of transactional television services and a distributor of general motion picture entertainment. Our key customers include large cable and satellite operators, premium movie channel providers and major Hollywood studios. We distribute content worldwide. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our Transactional TV segment distributes adult content to cable and satellite operators who then distribute the content to retail consumers via video-on-demand (VOD) and pay-per-view (PPV) technology. We earn revenue by receiving a contractual percentage of the retail price paid by consumers to purchase our content on our customers' VOD and PPV platforms. The Transactional TV segment has historically been our most profitable segment. The Film Production segment generates revenue through the distribution of mainstream and erotic films to large cable and satellite operators, premium movie channel providers and other content distributors. This segment also periodically provides contract film production services to major Hollywood studios (producer-for-hire arrangements). The Film Production segment incurred operating losses in fiscal years 2011, 2010 and 2009 primarily due to impairment charges. Our Direct-to-Consumer segment primarily generates revenue from membership fees earned through the distribution of adult content to consumer websites. The Direct-to-Consumer segment has historically incurred operating losses and is expected to continue to incur operating losses for the foreseeable future; however, we have been focused on returning the segment to profitability through efforts described below. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc.

        Revenue from the Transactional TV segment has declined during each of the three fiscal years ended March 31, 2011, 2010 and 2009. We believe domestic consumers that have historically purchased our content with discretionary income have reduced their spending on our content, eliminated their acquisition of our content, or are viewing content through less expensive alternatives such as low-cost and free internet websites, which has resulted in a decline in our domestic VOD and PPV revenue. Although we have made adjustments on domestic VOD platforms in order to stabilize that revenue during fiscal year 2011, we do not have flexibility to make similar adjustments on domestic PPV platforms due to the linear nature of PPV distribution. As a result, the decline in consumer spending has had a larger unfavorable impact on our domestic PPV revenue as compared to our domestic VOD revenue. Also contributing to the decline in our domestic PPV revenue during fiscal years 2011 and 2010 was our loss of a channel on a domestic direct broadcast satellite, or DBS, platform in November 2009. The decline in domestic Transactional TV segment revenue has been partially offset by an increase in the segment's international revenue from our expansion into international markets beginning in fiscal year 2009.

        The Film Production segment has experienced challenging market conditions since fiscal year 2009. As a result of these conditions and in connection with our goodwill impairment testing, we recorded goodwill impairment charges within the segment in fiscal years 2010 and 2009 of approximately $4.9 million and $10.0 million, respectively. We also recorded film cost impairment charges in fiscal years 2011, 2010 and 2009 of approximately $2.2 million, $1.2 million and $1.1 million, respectively, as well as an increase in the allowance for unrecoverable accounts of $0.8 million in each of fiscal years 2011 and 2010 to reserve for certain recoupable costs and producer advances that were not expected to be recovered. See additional information on these charges within the Film Production segment discussions below.

        In the fourth quarter of fiscal year 2010, we discontinued the operations of an Internet Protocol Television (IPTV) set-top box business within the Direct-to-Consumer segment. See Note 18—Discontinued Operations within the Notes to Consolidated Financial Statements for further discussion on our discontinuation of the IPTV set-top box business.

INFORMATION ABOUT OUR SEGMENTS

        We have the following reportable operating segments:

  •
  Transactional TV—distributes branded adult entertainment PPV networks and VOD content through electronic distribution platforms including cable television and DBS operators.

  •
  Film Production—produces and distributes mainstream and erotic films. These films are distributed on U.S. and international premium channels, PPV channels and VOD platforms. The Film Production segment also acts as a sales agent for a full range of independently produced motion pictures and distributes the content to markets around the world. Additionally, this segment periodically provides producer-for-hire services to major Hollywood studios.

  •
  Direct-to-Consumer—aggregates and resells adult content via the internet. The Direct-to-Consumer segment sells content to subscribers through its consumer websites.

  •
  Corporate Administration—includes all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer segments.

        Financial information about our segments is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 11—Segment and Geographic Information within the Notes to Consolidated Financial Statements.

Transactional TV Segment

        The Transactional TV segment generated the majority of its revenue in fiscal year 2011 through the distribution of adult programming on domestic VOD platforms. VOD distribution primarily occurs through cable multiple system operators, or MSOs, and telephone company operators that also provide television services. VOD presents viewers with layered menus, similar to what is traditionally found in hotel room television offerings. These menus allow users to interactively select a movie and then view it immediately or at a later time once the transaction has been executed. VOD tends to have a more accretive impact on our Transactional TV segment's business relative to our PPV offering because of the variety of content available through VOD platforms and because of the flexibility VOD provides in viewing times.

        Our Transactional TV segment also distributes adult programming to cable and satellite television companies through PPV channels. PPV provides consumers access to a timed block of programming—for example, a movie or an event—for a fee payable to the cable or satellite providers. Our PPV programming is offered on channels that are available to viewers through the same electronic program guides that display basic cable channels. Some of our distributors also offer our Transactional TV segment's channels on a monthly subscription basis. However, the large majority of the PPV revenue we generate is based on individual movie purchases, while subscription revenue represents a small portion of the segment's total PPV revenue.

        We earn revenue by receiving a percentage (sometimes referred to as a split) of the total retail purchase price paid by consumers to purchase our content on customers' VOD and PPV platforms. Our Transactional TV segment's products have historically been sold by our customers for a price of between $9.95 and $14.99 for a single movie or event as determined by our customers with input from us.

        We believe that as a result of the economic downturn, domestic consumers that have historically purchased our content are purchasing less of our content or are viewing content through less expensive alternatives such as low-cost and free internet websites. Our content is a relatively expensive choice of entertainment as compared to other options including mainstream categories of content on our customers' platforms and adult content on other off-platform media such as the internet. We believe the high price of our content is contributing to the consumer trend of purchasing less of our content or purchasing other comparable content through alternative media. In order to confirm this assumption and determine whether reducing the price of our content could improve overall gross revenue, we are performing price tests with certain customers to determine whether decreasing the price of our content could generate an increase in the buy volume sufficient to maintain or increase total gross revenue. We continue to investigate the initial results of the tests and although certain test sites have reported positive results, there remains uncertainty regarding the proper price point. We believe additional analysis is required to determine the optimum price point necessary to generate and sustain category growth that is consistent with the successful test site results.

        We continue to believe our VOD and PPV programming provides an attractive form of entertainment because it is offered conveniently in the comfort of consumers' homes and can be viewed on a large, high quality television. During fiscal years 2011, 2010 and 2009, 74%, 74%, and 81%, respectively, of our consolidated net revenue was attributed to the Transactional TV segment. The Transactional TV segment distributes content to nearly every television provider in the U.S. including the two largest providers of DBS services in the U.S., all major cable television systems, and the two telephone company providers of cable television services.

        During fiscal year 2009, we began expanding our services into international markets in North America, Europe and Latin America. We have also recently launched new services in Asia. We believe the business model that we have successfully executed in the U.S. will also be successful in international markets. International expansion has also provided us with an opportunity to leverage our existing content libraries and technology infrastructure. Additionally, the revenue percentages we receive in international markets are typically higher than the percentages we receive in the U.S. because the international cable and satellite markets are less consolidated, which allows us to negotiate higher revenue percentages. Thus far, we have had success in expanding our distribution to international markets and generated approximately $5.9 million of Transactional TV segment VOD and PPV international revenue during fiscal year 2011. We plan to continue to expand our footprint to new international locations and customers, and gain additional market share and shelf space in international markets where we currently distribute content. We believe our international expansion will be a key component of our growth over the next five to seven years.

Programming Strategy

        The Transactional TV segment's programming is designed to provide a wide variety of content to consumers while at the same time utilizing available films from our content library. The programming strategy is intended to not duplicate films across our channels or between VOD and PPV during a programming month. Through this strategy, we believe we are able to give consumers access to more unique films, a wider variety of actors and actresses, and a greater variety of studio representation. We focus on prime time viewing blocks and program specific types of content in those blocks to create an appointment-viewing calendar designed to drive viewers to traditionally less popular times for viewing adult content.

        Our programming department spends a significant amount of time and resources researching consumer choices and preferences. We periodically perform primary consumer research to understand buying habits and to obtain information on how we can best provide our consumers with an exceptional viewing experience. We also dedicate resources to analyzing performance data from our products as well as our competitors' products. We believe this research and analysis has enhanced our Transactional TV segment's performance and has assisted us in providing customer satisfaction. Additionally, we use this research to recommend changes to our customers' platforms in order to improve the overall performance of the adult content category.

Content Delivery System

        Our Transactional TV segment delivers its PPV video programming to cable and satellite operators via satellite through in-house digital broadcast technology. The program signal is encrypted so that it is unintelligible unless it is passed through the properly authorized decoding devices. The signal is transmitted (uplinked) by a third party earth station to a designated transponder on a third party commercial communications satellite. The transponder receives the program signal that has been uplinked by the earth station, amplifies the program signal and then broadcasts (downlinks) the signal to commercial satellite dishes located within the satellite's area of signal coverage. The programming is downlinked by MSOs and DBS providers at their head-ends and uplink centers. This programming is received in the form of a scrambled signal. We provide these operators with decoder equipment which allows them to decode the signal and then re-distribute it via their own systems.

        Our Transactional TV segment maintains a satellite transponder lease agreement for one full-time digital transponder with a total bandwidth of approximately 18 MHz on the Galaxy 23 satellite, approximately 9 MHz on the NSS 806 satellite, and approximately 5MHz on Hot Bird 6/8/9. These transponders provide the satellite transmission necessary to broadcast our Transactional TV segment's networks. The signal of the satellites that we use covers the continental U.S., Alaska, Hawaii, Latin America, Europe, North Africa and portions of the Caribbean Islands and Canada.

        Our Transactional TV segment delivers its VOD service to domestic cable MSOs primarily through transport services provided by TVN Entertainment Corporation. International VOD services are delivered through alternative methods such as shipping hard drives that contain content as well as through electronic transfer and related delivery methods.

Digital Broadcast Technology

        Our digital broadcast infrastructure allows us to ingest, encode, edit, play out, store and digitally deliver our VOD and PPV services. We also maintain one of the largest digital libraries of its kind. Our infrastructure is scalable and includes playlist automation for all channels; encoding and playout to air; a storage area network for near-line content movement and storage; archiving capability in a digital format; and complete integration of our proprietary media asset management database for playlist automation and program scheduling.

Programming

        We obtain our programming for each VOD service and PPV network primarily by licensing content distribution rights from producers. We generally obtain distribution rights for a five-year term. We also produce programming in order to develop unique and new content. We acquire and produce films and scenes each month. In addition, we may license entire content libraries on an as-needed basis or in order to facilitate a larger transaction. Licensed programming undergoes rigorous quality control processes prior to broadcast in order to ensure compliance with strict internal and external broadcasting standards. We obtain age verification documentation for each film we license in accordance with federal statutes. This documentation is maintained on site for the duration of the license term in accordance with 18 U.S.C. § 2257 and 28 C.F.R. 75 et seq.

        We maintain an office in California that (a) ensures all legal documentation is obtained for each film and scene licensed, (b) ensures acquired content is technically compliant, and (c) once the film is deemed acceptable, ships the film, related documentation and promotional content to our Boulder, Colorado location. Our Transactional TV segment's in-house programming and editing departments in Boulder conduct preliminary screening of potentially licensable content, license acceptable content, conform content into appropriate editing standards and program the monthly schedules for all networks and VOD services.

Competition

        We believe the Transactional TV segment's most challenging competition has been low-cost and free internet websites. We believe that the decline in economic conditions has caused consumers to seek lower-cost options for obtaining adult content. As a result of the growth in low-cost and free internet websites over the past several years, we believe a portion of the consumers who would otherwise purchase our content have been electing to obtain their content through these low-cost and free internet websites. Our primary consumer research findings are consistent with the above assumptions. Our research has also indicated that these consumers might transition back from the low-cost and free internet websites to our products if there are improvements to our products' value proposition, such as a reduction in our products' retail price.

        Our primary direct competitor in this segment has historically been Playboy Enterprises, Inc. (Playboy) which, through its Playboy TV service and its Spice Digital Networks, has a long operating history in the adult entertainment space. Over the past several years, we have been successful in competing with Playboy, and we have gained market share through the displacement of Playboy services. Other competitors, such as Hustler TV, have also entered the market and are increasing competition.

        Our content has typically outperformed our competitors' content on the majority of MSO and DBS platforms as measured by revenue per server hour. As a result, we have been able to increase our shelf space on these platforms through incremental platform hours and the replacement of our competitors' hours. We believe that some competitors have been willing to execute contracts with distributors that contain lower revenue percentages and/or provide revenue guarantees in order to obtain or retain channels and VOD platform hours. While we believe that our content continues to outperform the competition, we cannot predict whether that performance advantage will insulate us from further pressure on revenue percentages. If our competitors continue to accept lower revenue percentages from the MSO and DBS platforms and if we are unable to maintain a performance advantage or cause the MSO and DBS providers to recognize the value from this performance advantage, then our customers could put additional pressure on us to lower our revenue percentages. A reduction in our revenue percentages would have a material adverse impact on our results of operations and financial condition.

        We also face competition in the adult entertainment market from other providers of adult programming including producers of adult content, adult video/DVD rentals and sales, premium movie channels that broadcast adult-themed content, telephone adult chat lines, books and magazines aimed at adult consumers, and adult-oriented wireless services. Our Transactional TV segment also faces general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming.

Film Production Segment

        Our Film Production segment is a multi-faceted film production and distribution company. The Film Production segment expands our portfolio to the mainstream and erotic markets and provides us with expanded relationships in international markets. Additionally, we have leveraged our existing Transactional TV segment customer relationships and deliver the Film Production segment's library of erotic and mainstream content to many of the same Transactional TV segment MSO and DBS customers.

        Our Film Production segment derives revenue from two principal businesses: (1) the production and distribution of original motion pictures including erotic thrillers and horror movies (collectively, owned content); and (2) the distribution of third party films where we act as a sales agent for the product (repped content). This segment also periodically provides producer-for-hire services to major Hollywood studios.

        The film markets have been significantly impacted by the economic downturn. As a result of the impact of the economic downturn, we believe the Film Production segment's customers have reduced their content acquisition budgets. We believe this occurred because our customers were relying upon their existing libraries to reduce spending and costs. These changes have had a significant negative impact on the Film Production segment's operating results. During fiscal years 2010 and 2009, we incurred goodwill impairment charges of $4.9 million and $10.0 million, respectively. We also recorded film cost impairment charges of approximately $2.2 million, $1.2 million and $1.1 million during fiscal years 2011, 2010 and 2009, respectively, as well as an increase in the allowance for unrecoverable accounts of $0.8 million in each of fiscal years 2011 and 2010. These charges were incurred as a result of the depressed performance of the Film Production segment. It is reasonably possible that the unfavorable conditions within the film markets could persist or further decline, which could cause the operating results of this segment to remain depressed or continue to decline.

Owned Content Revenue

        The Film Production segment produces and distributes its owned content to three primary customer groups. The first customer group consists of cable MSO and DBS service providers. Since our acquisition of the Film Production segment, we have leveraged our existing Transactional TV segment relationships and established new customer opportunities for our Film Production segment's owned content. The owned content that is distributed through PPV appears on unbranded linear channels within the mainstream or adult PPV movie location of the platform's electronic programming guide. Content that is distributed through VOD appears within menu categories such as "uncensored." Our movies are sold to end users at retail prices typically ranging from $3.99 to $9.99. We receive a percentage share of the revenue derived from sales on these platforms. Revenue percentages are typically higher than those earned by our Transactional TV segment due to the mainstream nature of the content. Owned content is distributed to cable MSO and DBS service providers using the same technology and transport providers as described above in the Transactional TV segment discussion.

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

        The Film Production segment does not employ production staff employees. Third-party production staff is used to produce owned content, and our employees provide in-house oversight over the critical areas of production such as scripting, casting, shoot location, and post production.

Sales Agency (Repped Content) Service Revenue

        Our Film Production segment has established relationships with independent mainstream film producers. We act as a sales agent for the film producers and license both domestic and international rights to their movies, which we refer to as repped content, under Lightning Entertainment Group, Inc. We also license films under our Mainline Releasing Group brand. We earn a commission for licensing film rights on behalf of these producers. The commission we earn from domestic distribution is typically more favorable than the commission we earn from international distribution. We also earn a marketing fee for many of the films that we represent. Each contract typically allows for the recovery of any producer advances and costs incurred in preparing the film for market, including advertising costs, screening costs, costs to prepare the trailer, box art, screening material, and similar costs necessary to ensure the movie is market ready.

        We generate revenue from these arrangements, which we refer to as repped content revenue, through arrangements with mainstream distributors world-wide. Distributors deliver the repped content through various channels including theatrical, pay-television, free television and other similar distribution channels. We also distribute repped content on VOD platforms through U.S. cable MSOs. We continue to leverage the relationships we have established through the Transactional TV segment with U.S. cable and DBS providers. Additionally, our repped content is distributed to retail markets including DVD markets, home video markets and other retail markets through arrangements we have executed with leading independent mainstream distribution partners.

Producer-for-Hire and Other Revenue

        Producer-for-hire and other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to customers. Through our producer-for-hire arrangements, we provide services and incur costs associated with a film production, and we earn a fee for our services once the film has been delivered to the customer. Although we maintain no ownership rights for the produced content, we are responsible for the management and oversight of the project and incur significant economic risk until the project is completed. The gross margins we generate from producer-for-hire arrangements are less than the returns we generate from our owned content and have historically been between 5% and 20% of net revenue; however, we cannot reasonably predict whether the gross margins we receive will continue to be similar to those generated historically. We generated approximately $4.0 million and $3.9 million of producer-for-hire services revenue during fiscal years 2011 and 2010, respectively. No material producer-for-hire revenue was generated during fiscal year 2009. We do not currently expect to execute a producer-for-hire arrangement in fiscal year 2012.

Competition

        For our owned content, we compete primarily with one small, privately-owned company and other branded content such as Girls Gone Wild and Howard Stern. With respect to our sales agency business, we compete with approximately 30 privately-owned companies. We compete with these companies based on licensing fees charged, content quality, ability to deliver our products on-time, relationships with decision makers in the industry, and the professionalism of our sales team. For our producer-for-hire services, we compete against a wide variety of independent movie producers.

Direct-to-Consumer Segment

        Our Direct-to-Consumer segment derives revenue primarily through subscriptions to its adult consumer websites. Content for the websites is primarily obtained through licensing agreements executed by our Transactional TV segment for broadcast rights. Traffic to our consumer websites is derived through either a targeted network of affiliates that earn a referral fee from us when diverted traffic converts into paying members, or type-in traffic whereby users navigate directly to the websites by typing the addresses of our websites into their web browsers.

        In January 2008, the Direct-to-Consumer segment launched a business by acquiring certain intellectual property rights to an IPTV set-top box that allowed consumers to access content through the internet and view the content on their television. During fiscal years 2009 and 2010, the IPTV business model's performance was lower than expected and as a result, we discontinued the operations of the IPTV business model in the fourth quarter of fiscal year 2010. See Note 18—Discontinued Operations within the Notes to Consolidated Financial Statements for further discussion on our discontinuation of the IPTV set-top box business.

Competition

        The adult internet industry is highly competitive and highly fragmented given the relatively low barriers to entry. Free content websites that allow users to access large libraries of content have created an even more challenging environment.

OTHER INFORMATION

Intellectual Property

        Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our rights is difficult. Additionally, third parties might independently develop technologies that are substantially equivalent or superior to our technologies.

Seasonality

        We have not experienced any material seasonality within our business during the fiscal years ended March 31, 2011, 2010 or 2009.

Working Capital

        We fund our operations through a combination of available cash, cash equivalents, and cash flows generated from operations. In addition, our line of credit is available for additional working capital needs.

Customers

        We derived 46% of our total revenue for the fiscal year ended March 31, 2011 from Comcast Corporation (Comcast), DIRECTV, Inc. (DirecTV), DISH Network (DISH), and Time Warner Cable Inc. (Time Warner). We generate revenue from these customers through our Transactional TV and Film Production segments. The loss of any one of these major customers would have a material adverse impact on these segments and the Company as a whole. Specific financial information about the total revenue and outstanding accounts receivable from each of our major customers is incorporated by reference herein to Note 12—Major Customers within the Notes to Consolidated Financial Statements included herein.

Government Regulation

        We are regulated by governmental authorities. We have historically operated only in the U.S. and so we were only regulated by domestic authorities. However, because we have expanded to international markets, we must now comply with diverse and evolving regulations both domestically and internationally. Regulation relates to, among other things, licensing, access to satellite transponders, foreign investment, use of confidential customer information and content, including standards of decency and obscenity. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could have a material adverse impact on our financial position and results of operations.

Research and Development

        Financial information about research and development costs is incorporated herein by reference to the Research and Development Costs discussion within Note 1—Organization and Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements included herein.

Employees

        As of March 31, 2011, we had approximately 165 employees primarily located in the U.S. Our employees are not members of a union, and we have never suffered a work stoppage. We consider our employee relations to be good.

Financial Information about Segments and Geographic Areas

        Financial information about segments and geographic areas is incorporated herein by reference to Note 11—Segment and Geographic Information within the Notes to Consolidated Financial Statements included herein.

Available Information

        We file annual, quarterly and current reports, and amendments thereto, with the Securities and Exchange Commission (SEC) under Section 13(a) of the Securities Exchange Act of 1934. We make these reports available free of charge on or through our internet website, www.noof.com, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Information on our website should not be considered to be a part of this report or any other SEC filing unless explicitly incorporated by reference herein or therein. You may request a copy of these filings at no cost. Please direct your requests to:

    New Frontier Media, Inc.
    Attn: CFO
    7007 Winchester Circle, Suite 200
    Boulder, CO 80301

        You can also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site (www.sec.gov) that contains our reports, proxy and information statements and other information that we file electronically with the SEC. Information on the SEC's website should not be considered part of this report or any other SEC filing unless expressly incorporated by reference herein or therein.

EXECUTIVE OFFICERS OF THE REGISTRANT.

        Our executive officers are as follows:

Name	Age	Position
Michael Weiner	69	Chairman of the Board, Chief Executive Officer and Secretary
Ken Boenish	44	President
Marc Callipari	43	Chief Legal Officer
Scott Piper	48	Chief Technology and Information Officer
Grant Williams	35	Chief Financial Officer

        Michael Weiner.    Mr. Weiner was appointed President of New Frontier Media, Inc. in February 2003 and was then appointed to the position of Chief Executive Officer in January 2004. Prior to being appointed President, he held the title of Executive Vice President and co-founded New Frontier Media, Inc. As Executive Vice President, Mr. Weiner oversaw content acquisitions, network programming, and all contract negotiations related to the business affairs of New Frontier Media, Inc. In addition, he was instrumental in securing over $20 million to finance the infrastructure build-out and key library acquisitions necessary to launch the television networks. Mr. Weiner's experience in entertainment began with the formation of Inroads Interactive, Inc. in May 1995. Inroads Interactive, based in Boulder, Colorado, was a reference software publishing company dedicated to aggregating still picture, video, and text to create interactive, educational-based software. Among Inroads Interactive's award winning releases were titles such as Multimedia Dogs, Multimedia Photography, and Exotic Pets. These titles sold over 1 million copies throughout the world through its affiliate label status with Broderbund Software and have been translated into ten different languages. Mr. Weiner was instrumental in negotiating the sale of Inroads Interactive to Quarto Holdings PLC, a UK-based book publishing concern. Prior to Inroads Interactive, Mr. Weiner was in the real estate business for 20 years, specializing in shopping center development and redevelopment in the Southeast and Northwest United States. He was involved as an owner, developer, manager, and syndicator of real estate in excess of $250 million.

        Ken Boenish.    Mr. Boenish is a 20-year veteran of the cable television industry. In October 2000, he was named President of the Transactional TV segment and in June 2005 he was named President of New Frontier Media. Mr. Boenish joined New Frontier Media as the Senior Vice President of Affiliate Sales in February 1999. Prior to joining the New Frontier Media, Inc., Mr. Boenish was employed by Jones Intercable ("Jones") from 1994 to 1999. While at Jones he held the positions of National Sales Manager for Superaudio, a cable radio service serving more than 9 million cable customers. He was promoted to Director of Sales for Great American Country, a then new country music video service, in 1997. While at Great American Country, Mr. Boenish was responsible for adding more than 5 million new customers to the service while competing directly with Country Music Television, a CBS cable network. From 1988 to 1994 he sold cable television advertising on systems owned by Time Warner, TCI, COX, Jones, Comcast and other cable systems. Mr. Boenish holds a bachelors degree from St. Cloud State University.

        Marc Callipari.    Mr. Callipari joined New Frontier Media in August 2006 as the Vice President of Legal Affairs and shortly thereafter was promoted to Chief Legal Officer. He is responsible for New

Frontier Media's legal and human resources functions. Mr. Callipari started his legal career over 17 years ago in Washington, D.C. where he practiced commercial litigation from 1994 to 1999 with a large, international law firm and a boutique litigation firm. More recently, he served as captive outside and then in-house counsel to Level 3 Communications, an unaffiliated international communications company, from 1999 to 2006, where he was responsible for a wide range of world-wide litigation and transactional matters, including the negotiation of several multi-million dollar telecommunication infrastructure asset purchases and sales. He graduated from the University of San Diego School of Law in 1994, is a member of the Colorado, Virginia and District of Columbia Bars and has been admitted to practice before numerous federal courts throughout the United States.

        Scott Piper.    Mr. Piper joined New Frontier Media in February 2007 as Chief Technology and Information Officer. Mr. Piper has been an information technology professional for approximately 20 years and has held senior leadership roles for the past 12 years. He has extensive experience in infrastructure design and delivery for large scale enterprises, including the implementation of over fifteen customer contact centers, some with as many as 1,500 seats. He was responsible for one of the first successful large voice over internet protocol ("VoIP") contact centers in the U.S. Prior to joining New Frontier Media, Mr. Piper was employed from 1994 to 2006 by EchoStar Satellite L.L.C. ("EchoStar"). While employed in a variety of roles during his tenure at EchoStar, he most recently held the title of Vice President of IPTV. Mr. Piper was also responsible for the launch of DISH Network's web based entertainment portal prior to his departure. Mr. Piper holds a Bachelor of Science in Marketing and Finance from the University of Colorado and a Masters in Science in Telecommunications from the University of Denver.

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

        We have agreements with the ten largest U.S. cable MSOs and two largest U.S. DBS providers. For our fiscal year ended March 31, 2011, the aggregate revenue we received from our major customers (customers that account for 10% or more of our consolidated net revenue during any one of the fiscal years ended March 31, 2011, 2010 or 2009, namely Comcast, DISH, DirecTV and Time Warner) was approximately 46% of our total company-wide revenue. Our agreements with these operators may be terminated without penalty and with little advance notice, and as a result are sometimes subject to renegotiation during their stated term. If one or more of these cable MSO or DBS operators terminates or does not renew our agreements, or negotiates mid-term or agrees only to renew the agreements on terms less favorable than those of our current agreements (including removing or replacing with a competitive offering or otherwise one or more of our PPV channels or VOD offerings from their platforms), our financial position and results of operations could be materially adversely effected.

If the general economic environment, consumer discretionary spending or other conditions continue to be unfavorable or further deteriorate, our financial position and results of operations could be materially adversely impacted.

        We believe consumers view our content as a discretionary item rather than a necessity. Accordingly, our results of operations tend to be more sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs, could reduce consumer spending or change consumer purchasing habits. We believe many of these factors have adversely affected consumer spending during each of our three fiscal years ended March 31, 2011, 2010 and 2009, and, consequently, our business and results of operations.

        For example, our Transactional TV segment revenue decreased in fiscal year 2011 by approximately 4% despite generating international revenue of $5.9 million. We also experienced challenging conditions within our Film Production segment that caused operating losses during fiscal years 2011, 2010 and 2009. If the general economic environment, consumer discretionary spending or other conditions continue to be unfavorable or further deteriorate, our financial position and results of operations could be materially adversely impacted.

We rely on third party service providers to deliver our content to our customers via satellite uplink, transponder and VOD transport services. If these services were disrupted, it could cause us to lose revenue and adversely affect our financial position and results of operations.

        Our satellite uplink, transponder and VOD transport provider services are critical to us. If our service providers fail to provide the contracted services, our programming operations would in all likelihood be suspended, resulting in a loss of substantial revenue. If our satellite uplink and transponder providers improperly manage their facilities, we could experience signal disruptions and other quality problems that, if not immediately addressed, could cause us to lose revenue. All our domestic Transactional TV segment VOD transport services are provided by TVN Entertainment Corporation (TVN). If TVN fails to provide the contracted services, our domestic Transactional TV segment VOD programming operations would in all likelihood be suspended resulting in a materially adverse impact to our financial position and results of operations.

        Our continued access to satellite transponders is critical to us. Our satellite transponder agreements expire through October 2013. Our satellite programming operations require continued access to satellite transponders to transmit programming to our cable and DBS customers. Limitations to satellite transponder capacity could materially adversely affect our financial position and results of operations. Access to transponders may be restricted or denied if:

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

        Our ability to increase or sustain revenue is impacted by our ability to compete effectively with other forms of adult and non-adult entertainment. We face competition in the adult entertainment industry from other providers of adult programming, adult video/DVD rentals and sales, books and magazines aimed at adult consumers, adult-oriented telephone chat lines, adult-oriented internet services, including free website content services, premium movie channels that broadcast adult-themed content and adult-oriented wireless services. To a lesser extent, we also face general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming and entertainment options.

        Our ability to compete depends on a variety of factors, many of which are outside of our control. These factors include: the quality and appeal of our competitors' content relative to our offerings; the strength of our competitors' brands; the technology utilized by our competitors; the effectiveness of our competitors' sales, marketing efforts and the attractiveness of their product offerings; general consumer behaviors; and preferences on how consumers choose to spend their discretionary income.

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

        The popularity and notoriety of adult entertainment through low-cost and free websites has resulted in additional pressure on our business. The quality and quantity of content available on these free and low-cost websites continues to improve. The content we sell through the Transactional TV segment typically has a retail price between $9.95 and $14.99 and is typically less explicit than the content offered on internet websites. As a result of the recent deterioration in economic conditions, customers may view internet delivered content as a replacement to our content based on the difference in cost, edit standard and availability of certain niche content that we do not distribute. A migration of customers to free and low-cost internet delivered content could result in a further decline in our buy rates and have a negative impact on our financial position and results of operations.

The continued addition of new competitors to our business could have a material adverse affect on our operating performance.

        We face competition from established adult video producers, as well as independent companies that distribute adult entertainment, some of which is provided for free through internet websites. These competitors may include producers such as Hustler, Wicked Pictures and Vivid Entertainment. In the event that cable and/or satellite companies seek to purchase adult video content for their PPV or VOD service directly from adult video producers or other independent distributors of such content, our VOD and PPV business is likely to suffer. For example, an independent producer of adult content, which has historically distributed content only through the internet, replaced one of our PPV channels on the largest DBS platform in the U.S. during the third quarter of fiscal year 2010. Increased competition in the adult category could also lead to downward pressure on the license fees that our customers are willing to pay for our content.

We may incur costs to defend ourselves against legal claims initiated in connection with our distribution of adult-themed content.

        Because of the adult-oriented content that we distribute, we may be subject to obscenity or other legal claims by third parties. Our financial position and results of operations could be harmed if we were found liable for this content or if costs to defend such claims proved significant. Implementing measures to reduce our exposure to this liability may require us to take steps that would substantially limit the attractiveness of our content and/or its availability in various geographic areas, which would negatively impact our ability to generate revenue. Furthermore, our insurance may not cover or may not adequately protect us against all of these types of claims.

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

        Because we have expanded our service offerings to international markets, we must now comply with diverse and evolving international regulations. New application of regulations related to our operations internationally and our ability to comply with these regulations could have a material adverse impact on our financial position and results of operation.

Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

        We are subject to taxation in various jurisdictions, both domestically and internationally. Significant judgment is required in the determination of our income tax benefit (expense), and this determination requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. Our effective tax rate may be adversely impacted by changes in the mix of earnings between jurisdictions with different statutory tax rates, in the valuation of our deferred tax assets, and by changes in tax rules and regulations. For instance, the availability and timing of lapses in the U.S. research and development tax credit, the accounting for uncertain tax positions and the amount of our estimated tax deduction for domestic production activities may add more variability to our future effective tax rates. Additionally, we are subject to examination of our fiscal year 2008 amended tax returns, current tax returns and our determination of certain tax positions. If the Internal Revenue Service audits these returns and determines certain of our tax positions are invalid, our financial position and results of operations could be materially adversely affected.

If the Film Production segment produces, acquires or represents film content that is not well-received by our customers, we may not be able to recover the investments made in the film content.

        We have a history of impairing films in our content library and recording allowances for unrecoverable accounts for recoupable costs and producer advances. The Film Production segment's ability to continue to create or acquire film content and obtain rights to represent content that is well-received by our customers is critical to the segment's future success. If a film produced, acquired or represented by the Film Production segment does not sell as well as anticipated, we may not be able to recover our investment in the film, including, but not limited to, the cost of producing or acquiring the film, the costs associated with promoting the film, costs associated with post-production work on the film, or advances and other recoupable costs associated with representing the film. No assurance can be given that the Film Production segment's past success in generating profits from its investment in its films will continue.

Antitakeover provisions in our Amended and Restated Articles of Incorporation, as amended, and our Rights Agreement may discourage or prevent a change of control.

        Our charter documents may inhibit a takeover or change in control that our shareholders may consider beneficial. Provisions in our Amended and Restated Articles of Incorporation may have the effect of delaying or preventing a merger or acquisition of us, or making a merger or acquisition less desirable to a potential acquirer, even when the shareholders may consider the acquisition or merger favorable. For example, our Board of Directors, without further shareholder approval, may issue preferred stock that could delay or prevent a change of control as well as reduce the voting power of the holders of common stock, even with the effect of losing control to others. In addition, our Board of Directors has adopted a Rights Agreement, commonly known as a poison pill, that may delay or prevent a change of control and may also make a merger or acquisition of us less desirable. If a change in control transaction perceived by the shareholders to be in their best interest were delayed or blocked by our protective measures, the value of an investment in our securities may be negatively impacted.

If we are not able to retain our key executives, it may be more difficult for us to manage our operations and our financial position and result of operations could be adversely affected.

        With only approximately 165 employees, our success depends greatly upon the contributions of our executive officers and our other key personnel. The loss of the services of any of our executive officers or other key personnel could have a material adverse effect on our financial position and results of operations. No assurance can be given that we will be successful in attracting and retaining these personnel.

Our inability to identify, fund the investment in, and commercially exploit new technology could have an adverse impact on our financial position and results of operations.

        We are engaged in a business that has experienced significant technological change over the past several years and will likely continue to experience further changes. As a result, we face all the risks inherent in businesses that are subject to rapid technological advancement, such as the possibility that a technology that we have invested in becomes obsolete, our inability to identify in a timely manner emerging technologies that may impact our business, or technology advancement that may make our offerings obsolete. In any such event, we may be required to invest significant amounts of capital in new technology. Our inability to identify, fund the investment in, and commercially exploit such new technology could have an adverse impact on our financial position and results of operations. Our ability to implement our business plan and to achieve the results projected by management will be dependent upon management's ability to predict technological advances and implement strategies to take advantage of such changes. We may also experience impairments related to existing investments that we have made in new technology.

Negative publicity, lawsuits or boycotts by opponents of adult content could adversely affect our financial position and results of operations and discourage investors from investing in our publicly traded securities.

        We could become a target of negative publicity, lawsuits or boycotts by one or more advocacy groups who oppose the distribution of adult entertainment. These groups have mounted negative publicity campaigns, filed lawsuits and encouraged boycotts against companies whose businesses involve adult entertainment. The costs of defending against any such negative publicity, lawsuits or boycotts could be significant, could hurt our finances and could discourage investors from investing in our publicly traded securities. As a leading provider of adult entertainment, we cannot assure you that we may not become a target of such negative publicity in the future.

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

        Despite our efforts to protect our intellectual property rights, third parties may infringe or misappropriate our intellectual property or otherwise independently develop substantially equivalent products and services. The loss of intellectual property protection or the inability to secure or enforce intellectual property protection could harm our business.

If we experience system failures, the services we provide to our customers could be delayed or interrupted, which could harm our business reputation and result in a loss of customers.

        Our ability to provide reliable service largely depends on the efficient and uninterrupted operations of our digital broadcast technology and related systems. Any significant interruptions could severely harm our business and reputation and result in a loss of revenue and customers. Our systems and operations could be exposed to damage or interruption from fire, natural disaster, unlawful acts, power loss, telecommunications failure, unauthorized entry, computer viruses, or similar events. Although we have taken steps to prevent system failures, we cannot be certain that our measures will be successful and that we will not experience service interruptions. Further, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

Our goodwill, other identifiable intangible assets and other long-lived assets may incur further charges and expenses.

        We conducted our annual goodwill and other identifiable intangible assets impairment tests as of March 31, 2011, 2010 and 2009. We also performed goodwill and other identifiable intangible assets impairment tests as of December 31, 2008 due to events and circumstances within our Film Production segment that caused us to believe that it was more likely than not that the segment's goodwill was impaired. We also perform quarterly analyses on the valuation of long-lived assets including our content and distribution rights, film library, and other long-lived assets as well as the recoverability of recoupable costs and producer advances. We recognized the following continuing operations charges for asset impairments and in the case of the allowance for unrecoverable accounts, operating expenses, in our statements of operations (in thousands):

	Year Ended March 31,
	2011	2010	2009
Goodwill	$—	$4,856	$10,009
Film costs	2,193	1,207	1,062
Allowance for unrecoverable accounts	823	771	200
Content and distribution rights	241	—	—
Other identifiable intangible assets	37	290	—
Other long-lived assets	128	—	—

Total charges and expenses	$3,422	$7,124	$11,271

        If our goodwill, other identifiable intangible assets or other long-lived assets' future benefit does not exceed its carrying value, or if we experience a change in estimates regarding the recoverability of our recoupable costs and producer advances, we may be required to record further charges and expenses related to the assets, which could materially affect our financial position and results of operations. The ongoing uncertainty in general economic and market conditions could increase the likelihood of additional asset charges and expenses being recorded in future periods. In addition, the determination of the fair value of goodwill, other identifiable intangible assets and long-lived assets as well as the estimated recoverability of recoupable costs and producer advances is subject to a high degree of judgment and complexity and changes in estimates could materially affect our financial position and results of operations.

We may pursue acquisitions, joint ventures, new services and other strategic transactions and activities to complement or expand our business and add shareholder value that may not be successful.

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

        We are expanding our Transactional TV segment services into new international markets. We have not historically operated internationally or transacted with international government regulators, competitors, cultures or consumers. As a result of our inexperience, we may be unsuccessful in executing our international growth initiatives.

If we are required to make payments under our guarantee of the state of Georgia producer-for-hire production tax credits that we sold during fiscal year 2011, our financial position and results of operations could be materially adversely impacted.

        Our Film Production segment completed producer-for-hire services related to a movie production in the state of Georgia during fiscal year 2011. We realized certain transferable production tax credits in the state of Georgia associated with the production, and we sold the tax credits to a third-party resulting in a reduction in the net cost of the production of approximately $0.8 million. In connection with the sale of the tax credits, we agreed to reimburse the buyer if the tax credits are recaptured, forfeited, recovered or otherwise become invalid in the next four years. If we are required to make payments under our guarantee of the tax credits, our financial position and results of operations could be materially adversely impacted.

We currently represent horror films that are distributed through a large video rental retailer and are owed money from the related distribution. The retailer recently filed for bankruptcy and if we do not receive payments related to the distribution, our financial position and results of operations could be materially adversely impacted.

        Our Film Production segment has distributed eight repped content horror films through a large video rental retailer (the Retailer). We incurred recoupable costs and producer advances associated with the films. The Retailer filed for bankruptcy in late September 2010 and was subsequently acquired in April 2011. If we are unable to collect amounts owed to us related to our distribution of films through the Retailer, we expect that we will be unable to recover the recoupable costs and producer advances incurred for the related films. We estimate that we would incur a maximum increase in the allowance for unrecoverable accounts of approximately $0.2 million if we were unable to collect amounts due from the distribution agreement with the retailer resulting in an adverse impact to our financial position and results of operations.

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

        We are in the process of relocating our corporate and digital broadcast facilities to a new, combined leased facility. Our corporate facility is used as our corporate headquarters and is also used by our Direct-to-Consumer segment's web production department and our Transactional TV segment's marketing, sales, branding, promotions and conforming departments. Our digital broadcast facility is used by our Transactional TV segment for key operations activities including broadcasting, encoding and technical operations, content screening, and quality control functions. We are responsible for completing the building improvements in the new facility and furnishing the new facility, and we are also responsible for the relocation of our property, equipment, and related assets from our corporate and digital broadcast facilities to the new combined facility. We anticipate that this relocation will be completed in July 2011. If we are unable to execute the relocation, we experience delays in the relocation, we incur costs in excess of expectations from the relocation, or we experience other issues associated with the relocation, our financial position and results of operations could be materially adversely impacted.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

        None.

ITEM 2.    PROPERTIES.

        We use the following principal facilities in our operations.

        Colorado:    We lease space in two office buildings in Boulder, Colorado. The north Boulder facility is approximately 12,000 square feet and houses our Transactional TV segment's digital broadcast center, encoding and technical operations groups, content screening, and quality control functions. Our Winchester Circle facility is approximately 18,000 square feet and is used as our corporate headquarters, as well as by our Direct-to-Consumer segment's web production department and by our Transactional TV segment's marketing, sales, branding, promotions and conforming departments. The facilities are 100% utilized.

        We entered into a lease agreement in October 2010 to rent a north Boulder facility that is approximately 48,500 square feet. We expect to vacate our current Colorado facilities discussed above in July 2011 and combine the occupants of those facilities into the new leased facility. The new facility is expected to be used by our Transactional TV, Direct-to-Consumer and Corporate Administration segments. Our digital broadcast technology and other groups and functions currently located at our digital broadcast center will also be relocated to the new facility. We do not currently occupy the facility and expect to utilize 85% of the facility upon completion of occupancy.

        California:    We lease approximately 4,600 square feet in Santa Monica, California. This facility houses our Film Production segment's production and licensing business. The facility is 100% utilized.

        We believe that our facilities are adequate to maintain our existing business activities.

ITEM 3.    LEGAL PROCEEDINGS.

        For a discussion of legal proceedings, see Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements included herein and incorporated herein by reference.

ITEM 4.    (REMOVED AND RESERVED).

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "NOOF".

        The following table sets forth the range of high and low sales prices for our common stock for each quarterly period indicated, as reported on the NASDAQ Global Select Market:

Quarter Ended	High	Low	Quarter Ended	High	Low
June 30, 2010	$2.15	$1.54	June 30, 2009	$2.95	$1.52
September 30, 2010	1.90	1.35	September 30, 2009	2.50	1.87
December 31, 2010	2.04	1.58	December 31, 2009	2.18	1.75
March 31, 2011	2.18	1.67	March 31, 2010	2.40	1.76

        The high and low sales prices per share as reported on the NASDAQ Global Select Market on May 25, 2011, were $1.53 and $1.45, respectively. As of May 25, 2011, there were approximately 3,000 beneficial owners and approximately 170 holders of record of New Frontier Media's common stock.

ISSUER PURCHASES OF EQUITY SECURITIES

        From time to time, we have executed stock repurchase programs and stock purchase agreements based on current market conditions and our capital and financial position. This activity is conducted in a manner intended to comply with the safe harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and to minimize the impact of any purchases upon the market for our securities. Repurchased shares are returned to authorized but unissued shares of common stock in accordance with Colorado law.

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

        On August 28, 2009, we announced that our Board of Directors adopted a new stock repurchase program. Under the program, we may purchase with available cash and cash from operations up to 1.0 million shares of our outstanding common stock, from time to time through open market or privately negotiated transactions, as market and business conditions permit. The program will expire in March 2012. As of March 31, 2011, we had purchased approximately 0.3 million shares of our common stock under the plan for a total purchase price of approximately $0.5 million. No common stock purchases were made during the fourth quarter of fiscal year 2011. As of March 31, 2011, approximately 0.7 million shares of common stock remain authorized for repurchase under the stock repurchase plan.

STOCK PERFORMANCE GRAPH

        The following graph compares the 5 year cumulative total return provided to shareholders of New Frontier Media, Inc.'s common stock relative to the cumulative total returns of the S&P SmallCap 600 index and two peer group indexes. Peer Group 1 reflects the peer group used in the immediately preceding fiscal year ended March 31, 2010. The Peer Group 1 index has historically included Playboy Enterprises Inc. (Playboy) and Private Media Group, Inc. (Private); however, the Peer Group 1 index as presented in the below table only includes Private because Playboy became a privately held company in March 2011. Comparable data for the full 5 year cumulative total return period ended March 31, 2011 is therefore unavailable for Playboy. The Peer Group 2 index represents a newly selected peer group index for the 5 year cumulative total return period ended March 31, 2011 and includes: Outdoor Channel Holdings, Inc., Private, Rick's Cabaret International, Inc., and VCG Holding Corp. We changed from the Peer Group 1 index to the Peer Group 2 index because we do not believe that one company, Private, reflects a reasonable index of issuer peers. We believe the index based on the companies included in the Peer Group 2 index reflects a reasonable peer group based on the peer issuers' industry and line of business. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group indexes, and the index on March 31, 2006 and its relative performance is tracked through March 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among New Frontier Media, Inc., The S&P SmallCap 600 Index
And Two Peer Groups

*
$100 invested on 3/31/06 in stock or index, including reinvestment of dividends.

        Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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

ITEM 6.    SELECTED FINANCIAL DATA.

FIVE YEAR SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts)

	Year Ended March 31,
	2011(4)	2010(3)	2009(2)	2008	2007(1)
Net revenue	$48,709	$50,428	$52,595	$55,911	$63,271
Income (loss) from continuing operations	$(760)	$(1,113)	$(2,970)	$8,836	$12,309
Income (loss) from continuing operations per basic share(5)	$(0.04)	$(0.06)	$(0.13)	$0.37	$0.51
Income (loss) from continuing operations per diluted share(5)	$(0.04)	$(0.06)	$(0.13)	$0.37	$0.51
Weighted average diluted shares	19,291	19,481	22,039	24,148	24,355
Total assets	$61,473	$61,813	$68,539	$83,661	$88,216
Long-term liabilities	$635	$837	$1,863	$2,013	$3,684
Cash dividends declared per share of common stock	$—	$—	$—	$0.50	$0.60

(1)
Beginning in the first quarter of fiscal year 2007, we adopted new standards that changed the accounting for employee equity incentive plans requiring the recognition of share-based compensation. See Note 3—Employee Equity Incentive Plans within the Notes to Consolidated Financial Statements for additional information.

(2)
We incurred goodwill impairment charges of $10.0 million and film cost impairment charges of $1.1 million associated with the Film Production segment during fiscal year 2009. See Note 5—Goodwill and Other Identifiable Intangible Assets and Note 8—Film Costs within the Notes to Consolidated Financial Statements for additional information.

(3)
We incurred goodwill impairment charges of $4.9 million, film cost impairment charges of $1.2 million, and charges to increase the allowance for unrecoverable accounts of $0.8 million associated with the Film Production segment during fiscal year 2010. See the Recoupable Costs and Producer Advances discussion in Note 1—Organization and Summary of Significant Accounting Policies as well as Note 5—Goodwill and Other Identifiable Intangible Assets and Note 8—Film Costs within the Notes to Consolidated Financial Statements for additional information.

(4)
We incurred film cost impairment charges of $2.2 million and charges to increase the allowance for unrecoverable accounts of $0.8 million associated with the Film Production segment during fiscal year 2011. See the Recoupable Costs and Producer Advances discussion in Note 1—Organization and Summary of Significant Accounting Policies as well as Note 8—Film Costs within the Notes to Consolidated Financial Statements for additional information.

(5)
Amounts reflect per share information attributable to New Frontier Media, Inc. shareholders.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

        Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide the readers of our accompanying consolidated financial statements with a narrative discussion about our business. The MD&A is provided as a supplement to the consolidated financial statements and accompanying notes and should be read in conjunction with those financial statements and accompanying notes. Our MD&A is organized as follows:

  •
  Overview.  General description of our business and operating segments as well as trends, challenges, strategies and objectives.

  •
  Critical Accounting Policies and Estimates.  Discussion of accounting policies that require critical judgments and estimates.

  •
  Results of Operations.  Analysis of our consolidated results of operations for the three years presented in our financial statements for each of our operating segments: Transactional TV, Film Production, Direct-to-Consumer, and Corporate Administration.

  •
  Liquidity and Capital Resources.  Analysis of changes in our cash flows, discussion of our financial condition and discussion of our potential sources and uses of liquidity.

  •
  Contractual Obligations and Off-Balance Sheet Arrangements.  Overview of contractual obligations, commitments, off-balance sheet arrangements and contingent liabilities outstanding as of March 31, 2011, including expected payment schedule.

  •
  Recent Accounting Pronouncements.  Accounting pronouncements that have been recently issued.

        This annual report on Form 10-K includes forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended. All statements regarding trend analysis and our expected financial position and operating results, business strategy, financing plans and the outcome of contingencies are forward-looking statements. Forward-looking statements are also identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "could," "will," "would," "will be," "will continue," "will likely result," and similar expressions. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

        Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers and related revenue that accounted for approximately 46% of our total revenue during the fiscal year ended March 31, 2011; 2) maintain the license fee structures currently in place with our customers; 3) maintain our pay-per-view (PPV) channel and video-on-demand (VOD) shelf space with existing customers; 4) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (MSOs) and direct broadcast satellite (DBS) providers; 5) retain our key executives; 6) produce film content that is well received by our Film Production segment's customers; 7) comply with current and future regulatory developments both domestically and internationally; and 8) successfully compete against other forms of adult and non-adult entertainment such as pay and free adult-oriented internet websites and adult-oriented premium channel content. Our actual results could also differ materially from our forward-looking

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

statements if the general economic environment, consumer discretionary spending or other conditions continue to be unfavorable or further deteriorate. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of this Form 10-K.

OVERVIEW

        We are a provider of transactional television services and a distributor of general motion picture entertainment. Our key customers include large cable and satellite operators, premium movie channel providers and major Hollywood studios. We distribute content worldwide. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our Transactional TV segment distributes adult content to cable and satellite operators who then distribute the content to retail consumers via VOD and PPV technology. We earn revenue by receiving a contractual percentage of the retail price paid by consumers to purchase our content on customers' VOD and PPV platforms. The Transactional TV segment has historically been our most profitable segment. The Film Production segment generates revenue through the distribution of mainstream content to large cable and satellite operators, premium movie channel providers and other content distributors. This segment also periodically provides contract film production services to major Hollywood studios (producer-for-hire arrangements). The Film Production segment incurred operating losses in fiscal years 2011, 2010 and 2009 primarily due to impairment charges. Our Direct-to-Consumer segment primarily generates revenue from membership fees earned through the distribution of adult content to consumer websites. The Direct-to-Consumer segment has historically incurred operating losses and is expected to continue to incur operating losses for the foreseeable future; however, we have been focused on returning the segment to profitability through efforts described below. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc.

        The business models of each of our segments are summarized below.

Transactional TV Segment

        The Transactional TV segment is focused on the distribution of content to consumers via MSO and DBS customers' VOD and PPV services. We earn revenue by receiving a percentage (sometimes referred to as a split) of the total retail purchase price paid by consumers to purchase our content on customers' VOD and PPV platforms. Revenue growth can occur when we launch our services to new cable MSOs or DBS providers primarily in international markets, when the number of digital subscribers for systems where our services are currently distributed increases, when we launch additional services or replace our competitors' services on existing customer cable and DBS platforms, and when our proportional buy rates improve relative to our competitors. Alternatively, our revenue could decline if we were to experience lower consumer buy rates, as has been the case with the recent general economic downturn, if consumers migrate to other forms of entertainment such as pay and free adult-oriented internet websites which we believe may also be occurring as a result of the economic downturn, if our customers pay us a smaller percentage of the consumer retail purchase price, if additional competitive channels are added to our customers' platforms or if our existing customers remove or replace our services on their platform.

        Beginning in fiscal year 2009, we focused the Transactional TV segment's growth efforts on expanding distribution into international markets. The expansion of the Transactional TV segment's distribution into international markets continues to be one of our primary focuses for growth within the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

segment. We currently distribute content in international markets including North America, Europe, Latin America and Asia. The Transactional TV segment's international revenue during the fiscal years ended March 31, 2011, 2010 and 2009 was approximately $5.9 million, $3.6 million and $1.0 million, respectively. The large majority of the international growth within the Transactional TV segment has occurred though the distribution of content to VOD platforms.

        In fiscal year 2011, we executed transponder agreements that allow us to distribute PPV channels in Latin America and Europe. The annual cost of the leased transponders is approximately $0.6 million and is expected to increase as we expand the quantity of PPV channels that we distribute internationally. We plan to focus on executing new PPV distribution agreements with customers in the future to further expand the Transactional TV segment's international growth. Although the initial transponder costs associated with the international PPV expansion are higher relative to the costs to distribute content to international VOD platforms, the international PPV transponder costs are fixed rather than variable relative to the related revenue. Comparatively, the transport costs associated with the international VOD distribution are variable relative to revenue.

        Throughout fiscal year 2011, the Transactional TV segment's costs increased as a result of our efforts to expand our international distribution. The increase in expenses occurred within various areas of the Transactional TV segment's cost structure including transponder and uplink costs; content and distribution rights amortization; employee costs for sales, programming, and content production; depreciation of equipment; and business development consulting. We expect the higher cost structure of the segment will continue in future periods in order to support the international expansion efforts. If our international distribution and related revenue increase, we expect to experience improvements in our gross and operating margins as a result of the generally fixed cost structure. If our efforts to increase revenue through international expansion are not successful or occur at a slower pace than expected, the segment could experience a further decline in gross and operating margins.

        Transactional TV segment revenue during fiscal year 2011 as compared to the prior fiscal year experienced the following trends:

  •
  Domestic VOD revenue, which represented approximately 48%, or $17.2 million, of the Transactional TV segment's total revenue during fiscal year 2011, declined slightly by 2% as compared to the prior year results. The stabilization in the domestic VOD revenue in fiscal year 2011 contrasts an 18% decline in revenue in fiscal year 2010 as compared to fiscal year 2009. Throughout fiscal year 2011, we have made adjustments to our programming mix and have launched new content packages with our existing customers. We believe these efforts have contributed to the stabilization of the domestic VOD revenue in fiscal year 2011.

  •
  Domestic PPV revenue, which represented approximately 34%, or $12.3 million, of the Transactional TV segment's total revenue during fiscal year 2011, declined primarily due to lower revenue from the largest DBS provider in the U.S. In November 2009, the customer decreased its distribution of our channels from three channels to two channels. Also contributing to the decline in revenue was lower buy rates among DBS and top 10 cable MSO consumers. As discussed in more detail below, we believe consumers that have historically purchased our content with discretionary income have reduced their spending on our content, eliminated their acquisition of our content, and/or are viewing content through less expensive alternatives such as low-cost and free internet websites, which has resulted in a decline in our domestic PPV revenue.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

    Although we have made adjustments on domestic VOD platforms in order to stabilize that revenue, we do not have flexibility to make similar adjustments on domestic PPV platforms due to the linear nature of PPV distribution. PPV services consist of linear channel products, so consumers that receive an individual PPV service have only one available movie option through that service at a specific viewing time. As a result, our ability to make significant changes in product mix and packages is limited as compared to the VOD service, which provides consumers with a large variety of movie options at any specific viewing time.

  •
  International revenue was $5.9 million in fiscal year 2011 and increased approximately 64% as compared to the prior year. Approximately 78% of the international revenue generated in fiscal year 2011 was from the distribution of content to VOD platforms. International revenue was higher primarily as a result of new customer launches, an increase in the quantity of content distributed to existing customers, an improvement in our content performance with existing customers, and adjustments to customer menu structures.

        We believe that as a result of the economic downturn, domestic consumers that have historically purchased our content are purchasing less of our content or are viewing content through less expensive alternatives such as low-cost and free internet websites. These conditions have put pressure on the Transactional TV segment's domestic revenue and caused unfavorable performance over the past three years. It is reasonably possible that difficult economic conditions will persist or worsen, which could cause our Transactional TV segment results to be materially adversely impacted. Although we believe that the deterioration in the economy has negatively impacted the Transactional TV segment's results, it is not possible for us to quantify or reasonably estimate the financial impact. We have remained focused on maintaining our competitive market position by offering a wide range of high-quality content as well as adjusting our content mix and distributing new content packages, and we believe our product is superior to other product offerings in the industry.

        Our Transactional TV segment is reliant on discretionary consumer purchases of our content. When consumers spend less of their discretionary income on non-essential expenses such as our content, it adversely impacts our business. Additionally, our content is a relatively expensive choice of entertainment as compared to other options including mainstream content that is available on our customers' platforms and adult content that is available on off-platform media such as the internet. We believe the high price of our content is causing consumers to purchase less of our content or purchase other comparable content through alternative media. In order to confirm this assumption and determine whether reducing the price of our content could improve overall gross revenue, we are performing price tests with certain customers to determine whether decreasing the price of our content could generate an increase in the buy volume sufficient to maintain or increase total gross revenue. Although the initial results of the price tests are positive, there remains uncertainty regarding the optimum price for our products. As a result, we plan to continue testing various pricing and packaging models with several of our larger customers in order to compile sufficient data to recommend changes to our customers.

        When considering the future operating results of the Transactional TV segment, we believe the following challenges and risks could adversely impact the segment's future operating results:

  •
  declines in new and existing consumer buys of adult TV services due to a migration to other lower-cost or free adult media services such as the internet;

  •
  adverse impacts to our business from a continued decline in discretionary consumer spending as a result of less favorable economic conditions or otherwise;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  slowing growth of the overall adult entertainment category and limited incremental distribution opportunities within the U.S.;

  •
  reductions in opportunities to gain domestic market share due to our customers' efforts to maintain competition among platform programmers;

  •
  challenges associated with our continued expansion into international markets and our inexperience with international customers, buy rates, and consumer habits;

  •
  increased pressure from customers that threaten to remove one or more of our channels or content from their platform if we do not reduce the revenue percentages we receive or provide minimum guarantees;

  •
  increased VOD competition from established adult entertainment companies or new entrants such as production studios and internet-based distributors because the barriers of entry for this product line are low; and

  •
  continued product commoditization.

        In addition to the above noted risks, our agreements typically allow our customers to make significant changes to our distribution (such as reduce the quantity of our VOD content or remove one or more PPV channels from the platform) and may be terminated on relatively short notice without penalty. If one or more of our cable MSO or DBS operators changes our distribution terms, terminates or does not renew our agreements, or does not renew the agreements on terms as favorable as those of our current agreements, our financial position and results of operations could be materially adversely affected.

        All the above mentioned challenges and risks, and others that we may not have identified, could have a material adverse impact on our business. Nevertheless, we believe that we are well-positioned to mitigate the impact of these risks and challenges. However, not all the risks and challenges can be managed by us because the ultimate outcome will be decided by other parties such as our customers.

        During fiscal year 2012 and future periods, we believe that the Transactional TV segment could experience revenue growth if we can successfully manage and are not materially adversely impacted by the challenges and risks previously mentioned. We currently expect future growth in the segment to occur if we are successful with the following objectives:

  •
  continuing our international distribution expansion into new and existing geographic locations;

  •
  improving the value proposition for consumers, such as reducing the retail price of our content to increase buy volume;

  •
  replacing our competitors' PPV channels with our channels on both existing and new customer platforms;

  •
  increasing the proportional VOD hours we receive on existing customer platforms;

  •
  gaining new carriage on emerging consumer electronic platforms such as connected televisions, Blu-ray players, and gaming consoles;

  •
  transitioning cable MSO and DBS providers to less edited content standards; and

  •
  improving the mix of programming.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Film Production Segment

        The Film Production segment has historically derived the majority of its revenue from two principal businesses: (1) the production and distribution of original motion pictures including erotic thrillers and horror movies (collectively, owned content); and (2) the distribution of third party films where we act as a sales agent for the product (repped content). This segment also periodically provides contract film production services to certain major Hollywood studios (producer-for-hire arrangements).

        We generate revenue by licensing our owned content for a one-time fee to free TV, premium TV and other domestic and international distributors. We also leverage our existing relationships with Transactional TV segment customers and license the Film Production segment's owned content to domestic and international cable MSO and DBS providers through revenue percentage arrangements that are structured in a similar manner to our Transactional TV segment agreements. The revenue percentages we receive from cable MSO and DBS providers for the Film Production segment content are higher than the revenue percentages we receive for our Transactional TV segment content primarily due to the mainstream nature of the content. However, the retail price for our mainstream content is lower than our Transactional TV segment content, so the per-buy revenue per transaction is often the same as the Transactional TV segment.

        We generate repped revenue through sales agency arrangements whereby we earn a sales commission and marketing fees by selling mainstream films on behalf of film producers. The Film Production segment has established relationships with independent mainstream filmmakers and represents these filmmakers' movies primarily through Lightning Entertainment Group, Inc. Beginning in late fiscal year 2009, we leveraged our existing Transactional TV segment customer relationships and began distributing repped content on VOD platforms through several domestic cable MSOs. We are also distributing repped content films to retail markets through distribution partners.

        The Film Production segment periodically acts as a contract film producer for major Hollywood studios. Through these producer-for-hire arrangements, we provide services and incur costs associated with the film production. Once the film has been delivered to the customer, we earn a fee for our services. Although we maintain no ownership rights for the produced content, we are responsible for the management and oversight of the production. We do not produce these movies unless we have an executed agreement with a customer. These services have historically generated a gross margin of between 5% and 20%. However, our historical performance may not be representative of producer-for-hire performance in the future.

        Film Production segment revenue during fiscal year 2011 as compared to the prior fiscal year experienced the following trends:

  •
  Owned content revenue declined primarily due to a $0.8 million decline in VOD revenue due to lower consumer spending as described above in the Transactional TV segment discussion. Revenue also declined because the prior year results included approximately $0.4 million in revenue from the delivery of a horror film to a pay television customer, and no similar revenue recurred during fiscal year 2011. The declines in revenue were partially offset by a $0.7 million increase in revenue from the delivery of the fourth installment of an episodic series, whereas only a partial delivery of films from the third installment of an episodic series occurred in the prior fiscal year. We plan to pursue episodic productions in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  Repped content revenue improved due to our distribution of mainstream content to domestic VOD platforms. Revenue also increased due to the distribution of content to home video, retail DVD and other markets through our arrangements with mainstream film distributors. Partially offsetting the increases in revenue was a reduction in one-time repped distribution revenue, and we believe the decline is due to a reduction in spending by our customers in response to the continuation of the challenging film market conditions.

  •
  Producer-for-hire and other revenue in fiscal year 2011 included approximately $3.3 million of revenue from film production services completed in the third quarter of the fiscal year. The fiscal year 2011 results also included approximately $0.7 million of revenue related to completing the production of films from another producer-for-hire arrangement that generated a portion of its revenue in the fourth quarter of fiscal year 2010 and the remaining revenue in the first quarter of fiscal year 2011. This same producer-for-hire arrangement generated approximately $1.3 million of revenue in the fourth quarter of fiscal year 2010. The fiscal year 2010 results also included $2.6 million of revenue from a separate producer-for-hire arrangement that was completed in the fourth quarter of that fiscal year. We intend to continue to pursue producer-for-hire arrangements in the future.

        When considering the future operating results of the Film Production segment, we believe the following challenges and risks could adversely impact this segment's operating results:

  •
  declines in new and existing consumer VOD buys of our erotic owned content due to a migration to other lower-cost or free adult services such as the internet;

  •
  adverse impacts to our business from a continued depression or additional decline in discretionary consumer spending as a result of less favorable economic conditions;

  •
  the identification and execution of owned content deals with premium movie channels could become less frequent;

  •
  increased competition to our owned content from more explicit adult film offerings;

  •
  adverse impacts to our business resulting from the departures of the segment's Co-Presidents during fiscal year 2011; and

  •
  we are making larger producer advances and incurring more significant costs for repped content films with larger production budgets and we may be unable to recover these advances and costs through the future sale of the films.

        The impact of these challenges and risks, and others that we may not have identified, could have a material adverse impact on our business. Nevertheless, we believe that we are well-positioned to mitigate the impact of these risks and challenges. However, not all the risks and challenges can be managed by us because the ultimate outcome will be decided by other parties such as our customers.

        During fiscal year 2012 and in future periods, we will focus on improving the revenue we generate from this segment through the following strategic initiatives:

  •
  generating incremental mainstream VOD repped content revenue by distributing higher quality films with recognized actors and actresses through domestic cable MSOs;

  •
  generating incremental mainstream repped content revenue by distributing higher quality films to retail markets through our arrangements with mainstream film distributors;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

  •
  improving the buy rates of VOD owned content on cable MSO and DBS platforms through the same methods utilized by our Transactional TV segment;

  •
  expanding the quantity of owned episodic series content deals we execute with premium movie channels; and

  •
  identifying new opportunities to provide producer-for-hire services to major Hollywood studios.

        Beginning in fiscal year 2009, the film markets were significantly impacted by the economic downturn. As a result, the Film Production segment's customers reduced their content acquisition budgets. We believe this occurred because customers were relying on their existing libraries to reduce spending and costs. These changes significantly impacted the Film Production segment operating results during the third quarter of fiscal year 2009 and as a result, we made material revisions to the segment's internal forecasts resulting in a $10.0 million goodwill impairment charge. We also recorded film cost impairment charges of approximately $1.1 million during the third quarter of fiscal year 2009 as a result of the economic downturn. During fiscal year 2010, the Film Production segment results were consistent with our internal budgets excluding the impact of the goodwill and other impairment and related charges. However, conditions continued to be unfavorable in the film markets where we distribute content, and we believed these challenging conditions would continue for the foreseeable future. As a result, the five year internal forecast for the Film Production segment was revised downward in connection with the year end goodwill impairment testing which resulted in a goodwill impairment charge of $4.9 million. We also recorded film cost impairment charges of approximately $1.2 million and an increase in the allowance for unrecoverable accounts of approximately $0.8 million during fiscal year 2010 associated with the unfavorable film market conditions.

        During fiscal year 2011, owned content films continued to underperform as compared to our expectations. Additionally, the former Co-Presidents of the segment departed. As a result, we adjusted downward the expected future performance of certain owned content films which resulted in film cost impairment charges of $2.2 million. We also recorded an increase in the allowance for unrecoverable accounts of $0.8 million because certain recoupable costs and producer advances associated with repped content films were not expected to be recovered. If challenging conditions within the film markets persist or worsen, the operating results of the Film Production segment could be materially adversely impacted.

Direct-to-Consumer Segment

        Our Direct-to-Consumer segment generates revenue primarily by selling memberships to our adult consumer websites. We have experienced declines in the Direct-to-Consumer segment revenue, which we believe is due to a decline in consumer spending as a result of the unfavorable economic conditions as well as the availability of free and low-cost internet content. We expect this segment will continue to incur operating losses for the foreseeable future; however, we have launched additional consumer websites and executed other actions in an effort to improve the segment's performance in the future.

        The Direct-to-Consumer segment also operated an internet protocol television (IPTV) set-top box business beginning in late fiscal year 2008. Customers of the IPTV set-top box product could obtain content directly through the internet and view the content on television. In the fourth quarter of fiscal year 2010, we discontinued the operations of the IPTV business model as a result of underperformance in fiscal year 2010. See Note 18—Discontinued Operations within the Notes to Consolidated Financial Statements for further discussion on our discontinuation of the IPTV set-top box business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate Administration Segment

        The Corporate Administration segment reflects all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer operating segments. These costs include, but are not limited to, legal expenses, accounting expenses, human resource department costs, insurance expenses, registration and filing fees with NASDAQ, executive employee costs, and costs associated with our public company filings and shareholder communications. Our focus for this operating segment is balancing cost containment with the need for administrative support.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The methods, estimates, and judgments that we use in applying the accounting policies have a significant impact on the results that we report in the financial statements. Some of the accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We continuously evaluate the methods, estimates and judgments. We believe the following critical accounting policies reflect the more significant judgments, estimates and considerations used in the preparation of the consolidated financial statements:

  •
  the recognition of revenue;

  •
  the recognition and measurement of income tax expenses, assets and liabilities (including the measurement of uncertain tax positions and valuation of deferred tax assets);

  •
  the assessment of film costs and the forecast of anticipated revenue (ultimate revenue), which is used to amortize the Film Production segment's film costs;

  •
  the determination of the allowance for unrecoverable accounts, which reserves for certain recoupable costs and producer advances that are not expected to be recovered;

  •
  the amortization methodology and valuation of content and distribution rights; and

  •
  the valuation of goodwill, other identifiable intangible and other long-lived assets.

        Each of these critical accounting policies is described in detail below.

Revenue Recognition

        Our revenue consists primarily of fees earned through the distribution of programming content through various media outlets including dedicated PPV channels and VOD categories that are distributed on cable and DBS platforms, premium movie channels, pay and free television channels and other available media outlets. Revenue is recognized when persuasive evidence of an arrangement exists as is typically evidenced through an executed contract, the services have been rendered or delivery conditions as described in the related contract have been satisfied, the license period related to the content has begun and the customer can begin exploitation of the content, the fee is fixed or determinable and collection of fees is reasonably assured. The process involved in evaluating the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

appropriateness of revenue recognition involves judgment including estimating monthly revenue based on historical data and determining collectability of fees.

Transactional TV Segment VOD and PPV Services

        The Transactional TV segment's VOD and PPV revenue are recognized based on buys and monthly subscriber counts reported each month by cable MSOs and DBS providers. We earn revenue by receiving a contractual percentage of the retail price paid by consumers of the content. Monthly sales information is not typically reported to the Transactional TV segment until approximately 30 - 90 days after the month of service, which requires management to make monthly revenue estimates based on the Transactional TV segment's historical experience with each customer. The revenue estimates may be subsequently adjusted to reflect the actual amount earned upon receipt of the monthly sales reports. A 10% change in our estimated revenue as of March 31, 2011 would have affected our net loss by approximately $0.3 million in fiscal year 2011.

Film Production Segment Owned Content Licensing

        Revenue from the licensing of owned content is recognized when persuasive evidence of an arrangement exists as is typically evidenced through an executed contract, the delivery conditions of the completed film have been satisfied as required in the contract, the license period of the arrangement has begun, the fee is fixed or determinable and collection of the fees is reasonably assured. For agreements that involve the distribution of content through VOD and PPV services and retail markets, we are unable to determine or reasonably estimate the revenue earned from customers in advance of receiving the reported earnings because the performance materially varies by film and from period to period. As a result, licensing revenue from these arrangements is not recognized until the amounts are reported by the customers.

Film Production Segment Repped Content Licensing

        We recognize revenue from represented film licensing activities on a net basis as an agent. The revenue recognized for these transactions represents only the sales agency fee earned on the total content licensing fee. The producers' share of the licensing fee is recorded as a liability until the balance is remitted to the producer. For agreements that involve the distribution of content through VOD and PPV services and retail markets, we are unable to determine or reasonably estimate the revenue earned from customers in advance of receiving the reported earnings because the performance materially varies by film and from period to period. As a result, licensing revenue from these arrangements is not recognized until the amounts are reported by the customers.

        The agreements entered into with the producers may also provide for a marketing fee that can be earned by us. The marketing fee is stated as a fixed amount and is contractually earned upon collection of sufficient film licensing fees as defined by the contract, the terms of which vary depending on film quality, distribution markets and other factors. We recognize marketing fees as revenue when the amounts become determinable and the collection of the fee has occurred as defined by the respective contract.

Direct-to-Consumer Segment Membership Fees

        Revenue from membership fees is recognized over the life of the membership. We record an allowance for refunds based on expected membership cancellations, credits and chargebacks.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes

        We make certain estimates and judgments in determining the income tax benefit (expense). These estimates and judgments are used in the determination of tax credits, benefits and deductions, uncertain tax positions, and the calculation of certain tax assets and liabilities which are a result of differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. We also use estimates and judgments in determining interest and penalties on uncertain tax positions. Significant changes to these estimates could result in a material change to the income tax benefit (expense) in subsequent periods.

        We are required to evaluate the likelihood that we will be able to recover deferred tax assets. We have no material deferred tax asset valuation allowances and estimate that our deferred tax assets will be recoverable. If these estimates were to change and the assessment indicated we would be unable to recover the deferred tax assets, we would increase the income tax expense in the period of the change in estimate.

        The calculation of long-term taxes payable involves dealing with uncertainties in the application of tax regulations. We account for uncertain tax positions using a two-step approach to recognizing and measuring uncertain tax position liabilities. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This process is based on various factors including, but not limited to, changes in facts and circumstances, changes in tax law, settlement of issues under audit, and new audit activity. Changes to these factors and estimates regarding these factors could result in the recognition of an income tax benefit or an additional charge to the income tax expense.

Film Costs

        We capitalize the Film Production segment's costs incurred for film production including costs to develop, acquire and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of the films. Interest expense associated with film costs is not capitalized because the duration of productions is short-term in nature. Films are typically direct-to-television in nature. Film costs are stated at the lower of cost, less accumulated amortization, or fair value.

        Capitalized film costs are amortized as an expense within cost of sales using the film forecast method. Under this method, capitalized film costs are expensed based on the proportion of the film's revenue recognized for such period relative to the film's estimated remaining ultimate revenue, not to exceed ten years. Ultimate revenue is the estimated total revenue expected to be recognized over a film's useful life. Ultimate revenue for new films and events is typically estimated using actual historical performance of comparable films that are similar in nature (such as production cost and genre). Film revenue associated with this method includes amounts from all sources on an individual-film-forecast-computation method. Estimates of ultimate revenue are reviewed quarterly and adjusted if appropriate, and amortization is also adjusted on a prospective basis for such a change in estimate. Changes in estimated ultimate revenue could be due to a variety of factors, including the proportional buy rates of the content as compared to competitive content as well as the level of market acceptance of the television product.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Film costs are reviewed for impairment on a film-by-film basis each quarterly reporting period. We record an impairment charge when the fair value of the film is less than the unamortized cost. Examples of events or circumstances that could result in an impairment charge for film costs include the underperformance of a film as compared to expectations or a downward adjustment in the estimated future performance of a film due to an adverse change in the general business climate. Impairment charges associated with film costs could have a material impact on our financial position and results of operations in future periods.

Fiscal Year 2011 Film Cost Impairments

        During the second and fourth quarters of fiscal year 2011, we recorded impairment expenses of approximately $0.6 million and $1.6 million, respectively, associated with certain owned content films. During our second quarter film performance analysis, we adjusted downward the expected performance for certain films based on a continuation of underperformance as compared to expectations. During our fourth quarter film performance analysis, we adjusted downward the expected results for certain films based on a continued trend of lower than expected film performance and based on the recent departure of the segment's Co-Presidents. As a result, we performed further assessments on the films and determined the fair value of the films was less than the unamortized cost of the films, and the differences were recorded as impairment charges. The impairment charges were recorded in the charge for asset impairments other than goodwill within the Film Production segment. The fair value of the films was estimated by discounting the films' expected future cash flow by the weighted average cost of capital. The weighted average cost of capital was determined by considering comparable companies and their cost of equity, cost of debt, capital structure, and other risk factors specific to the segment. A 10% change in the estimated future cash flows of the impaired films would have immaterially affected our net loss by less than approximately $0.1 million in fiscal year 2011. A 10% change in the weighted average cost of capital would also have immaterially affected our net loss by less than approximately $0.1 million in fiscal year 2011.

Recoupable Costs and Producer Advances

        Recoupable costs and producer advances represent amounts paid by us that are expected to be subsequently recovered through the collection of fees associated with the licensing of repped content. In connection with the Film Production segment's repped content operations, we enter into sales agency agreements whereby we act as a sales agent for a producer's film (Sales Agency Agreements). These Sales Agency Agreements typically include provisions whereby certain costs that are incurred for promotion related activities will be paid by us on behalf of the producer (such as movie trailer and advertising material costs). We may also pay the producer an advance for the related film prior to the distribution of such film. As we subsequently license the producer's film and license fees are collected, the recoupable costs and producer advances are recovered by us through these license fee collections. License fees typically are not paid to the producer of the related film until such recoupable costs and producer advances have been fully recovered.

        Recoupable costs and producer advances are stated at the amounts contractually recoverable through collection of future license fees net of an allowance for unrecoverable accounts. The allowance for unrecoverable accounts reflects any loss anticipated from unrecovered recoupable costs and producer advances. Charges to adjust the allowance for unrecoverable accounts are reflected as a component of operating expenses in the consolidated statements of operations. We evaluate recoupable costs and producer advances on an individual film-by-film basis each quarter based on a number of factors including our historical experience with charges to the allowance, estimates of future license fee

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

collections, estimates of future recoupable costs to be incurred, and the condition of the general economy and film industry as a whole. A 10% change in the allowance for unrecoverable accounts as of March 31, 2011 would have affected our net loss by approximately $0.1 million in fiscal year 2011.

Content and Distribution Rights

        The Transactional TV segment's content and distribution rights library primarily consists of licensed films. We capitalize the costs associated with the content and distribution rights as well as certain editing and production costs and amortize these capitalized costs on a straight-line basis over the lesser of the license term or estimated useful life (generally 5 years). These costs are amortized using a basis that is consistent with the manner in which the related revenue is expected to be recognized. We amortize the cost of content and distribution rights on a straight-line basis because each usage of the films is expected to generate similar revenue, and the revenue for the films is expected to be recognized ratably over the related license term. We regularly review and evaluate the appropriateness of amortizing film costs on a straight-line basis as opposed to an alternative method of amortization such as an accelerated basis. Based on these analyses, we determined that the amortization of the film library costs using a straight-line basis most accurately reflects the manner in which the revenue for the related films will be recognized.

        We periodically review the content library and assess whether the unamortized cost approximates the estimated net realizable value of the library based on expected forecast results. In the event that the unamortized costs exceed the estimated net realizable value of the film library, we will expense the excess of the unamortized costs to reduce the carrying value to the estimated net realizable value.

Goodwill, Other Identifiable Intangible and Long-lived Assets

        We record goodwill when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the operating segment level, which is equivalent to our reporting units, on an annual basis (March 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include, but are not limited to, a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment in the determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using considerations of various valuation methodologies which could include income and market valuation approaches. The income approach involves discounting the reporting unit's projected free cash flow at its weighted average cost of capital, and the market approach considers comparable publicly traded company valuations and recent merger and acquisition valuations. The analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts; estimation of the long-term rate of growth; determination of the weighted average cost of capital; and other similar estimates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. We allocate goodwill to each reporting unit based on the reporting unit expected to benefit from the related acquisition and/or combination.

        As an overall test of the reasonableness of the estimated fair value of the reporting units and the consolidated Company, we also perform a reconciliation of the fair value estimates for the reporting units to our market capitalization. The reconciliation considers a control premium based on merger and acquisition transactions within the media and entertainment industry and other available information. A

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization), in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements.

        Other identifiable intangible assets subject to amortization have primarily included amounts paid to acquire non-compete agreements with certain key executives, contractual and non-contractual customer relationships, intellectual property rights, patents and websites. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives which is typically five years. Other identifiable intangible asset balances are removed from the gross asset and accumulated amortization amounts in the period in which they become fully amortized or impaired and are no longer in use. For intellectual property and patents, the assets are not removed until our legal claim to the assets has expired.

        We continually review long-lived assets that are held and used and other identifiable intangible assets that are subject to amortization for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of such assets, we consider whether the estimated undiscounted future net cash flows of the individual assets are less than the related assets' carrying value and if so, we record an impairment loss for the excess recorded carrying value of the asset as compared to its fair value.

Fiscal Year 2011 Goodwill Impairment Testing

        We performed annual goodwill impairment testing for the Transactional TV segment as of March 31, 2011 using the income and market valuation approaches. The projected results used in the income valuation approach included estimates of revenue, cost of sales, operating expenses, content acquisitions, capital expenditures and other related cash flows and activities over a five year future period, and the cash flows were discounted by a risk adjusted discount rate. The market valuation approach required us to estimate and consider market multiples for companies considered to be comparable to ours and although there was a lack of comparable public companies to consider for the market valuation approach, we believe the comparable companies considered are reasonably similar to our operations. The income valuation approach was more heavily weighted than the market valuation approach because (a) there was a lack of comparable public companies to consider for the market valuation approach, and (b) the income valuation approach was more representative of our unique operating performance characteristics relative to the comparable companies considered in the market valuation approach.

        We assumed an average annual growth rate of 10% based on both company-specific and general economic risk, and we used a weighted average cost of capital of 26% for the risk adjusted discount rate. The weighted average cost of capital was determined by considering comparable companies and their cost of equity, cost of debt, capital structure, and other risk factors specific to the segment. Based on the testing, the fair value of the Transactional TV segment exceeded the carrying value by approximately 39%. A 1% change in the growth rate would cause the percentage by which the segment's fair value exceeded the carrying value to change by approximately 200 basis points. A 1% change in the weighted average cost of capital would cause the percentage by which the segment's fair value exceeded the carrying value to change by approximately 500 basis points. If the five year projected future performance of the Transactional TV segment as estimated in the income valuation approach is adjusted downward or is lower than expected in the future, we could be required to record a goodwill impairment charge.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Due to the continued pressure on our stock price, our market capitalization was less than the total New Frontier Media, Inc. shareholders' equity balance as of March 31, 2011. As an overall test of the reasonableness of the estimated fair value of the reporting units and consolidated Company, a reconciliation of the fair value estimates for the reporting units to our market capitalization based on the 30-day average closing price of our stock was also performed as of March 31, 2011. The reconciliation reflected an implied control premium of 67%, which is reflective of historical merger and acquisition transactions involving comparable companies as well as other relevant information. Based on the reconciliation, our fair value was in excess of the total New Frontier Media, Inc. shareholders' equity balance by approximately 29%, and there was no indicator of goodwill impairment. A 1% change in the control premium would cause the percentage by which the fair value exceeded the shareholders' equity balance to change by approximately 100 basis points.

RESULTS OF OPERATIONS

Transactional TV Segment

        The following table sets forth certain financial information for the Transactional TV segment for each of the three fiscal years presented (amounts may not sum due to rounding):

	(In millions) Year Ended March 31,			Percent Change
	2011	2010	2009	'11 vs '10	'10 vs '09
Net revenue
VOD	$21.7	$20.4	$22.2	6%	(8)%
PPV	13.6	16.1	19.5	(16)%	(17)%
Other revenue	0.5	0.8	0.8	(38)%	0%

Total	35.9	37.4	42.6	(4)%	(12)%

Cost of sales	12.8	11.9	11.5	8%	3%

Gross profit	23.1	25.5	31.1	(9)%	(18)%

Gross profit %	64%	68%	73%

Operating expenses	12.1	10.3	9.5	17%	8%

Operating income	$10.9	$15.1	$21.6	(28)%	(30)%

Net Revenue

VOD

        International VOD revenue increased during fiscal year 2011 by approximately $1.6 million as compared to fiscal year 2010. International revenue was higher primarily as a result of new customer launches, an increase in the quantity of content distributed to existing customers, an improvement in our content performance with existing customers, and adjustments to customer menu structures. Domestic VOD revenue experienced a minimal decline during fiscal year 2011 of $0.3 million, or 2%, as compared to the prior fiscal year. Based on our results in the second through fourth quarters of fiscal year 2011, it appears that the domestic VOD performance has generally stabilized in contrast to a declining trend in the prior fiscal year as described in more detail below. We believe the stabilization in the domestic VOD revenue was due to adjustments we made to our programming mix and our distribution of new content packages. If the current economic conditions including high unemployment

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and lower consumer discretionary spending persist or worsen, our domestic VOD performance could be materially adversely impacted.

        The decline in VOD revenue during fiscal year 2010 as compared to fiscal year 2009 was due to a reduction in revenue from several of the largest cable MSOs in the U.S. We believe the decline was due to a reduction in discretionary consumer spending in response to the economic downturn. We believe consumers that historically purchased our content with discretionary income reduced or eliminated their acquisition of our content or viewed adult content through less expensive or free alternatives such as pay and free internet websites in response to the economic downturn. The decline in revenue was also due to a settlement of paid and unpaid historical amounts with a domestic MSO customer in fiscal year 2009 that resulted in $0.9 million of additional revenue, and no similar settlement occurred in fiscal year 2010. Partially offsetting the decline in revenue was (a) a $2.1 million increase in revenue primarily associated with new international VOD distribution, (b) a $0.6 million increase in domestic VOD revenue associated with distribution to a new cable MSO customer in the eastern U.S., and (c) a $0.4 million increase in revenue from domestic telecommunication companies associated with their growth in subscribers.

PPV

        PPV revenue was lower during fiscal year 2011 as compared to fiscal year 2010 due to a decline in revenue of $1.8 million from the largest DBS platform in the U.S. primarily from the loss of a channel on that platform in November 2009. Revenue was also lower due to a decline in revenue from domestic DBS and top 10 cable MSO customers. We believe consumers that have historically purchased our content with discretionary income have reduced their spending on our content, eliminated their acquisition of our content, or are viewing content through less expensive alternatives such as low-cost and free internet websites, which has resulted in a decline in our domestic PPV revenue. Although we have made adjustments on domestic VOD platforms in order to stabilize that revenue, we do not have flexibility to make similar adjustments on domestic PPV platforms due to the linear nature of PPV distribution. As a result, the decline in consumer spending has had a larger unfavorable impact on our domestic PPV revenue as compared to our domestic VOD revenue. Partially offsetting the decline in revenue was a $0.7 million increase in international PPV revenue from our expansion into international markets primarily in Latin America.

        Revenue from our PPV distribution declined during fiscal year 2010 as compared to fiscal year 2009 primarily due to a decrease in revenue from the two largest DBS providers and other top ten cable MSOs in the U.S., which we believe was due to the general economic downturn and related reduction in discretionary consumer spending. Revenue also declined by approximately $0.6 million due to our loss of a third channel on the largest DBS provider in the U.S. in November 2009. The decline in revenue was partially offset by a $0.6 million increase in revenue associated with new international launches in Latin America.

Other Revenue

        Other revenue primarily includes revenue from advertising on our PPV channels and from content distribution fees. Other revenue declined during fiscal year 2011 as compared to fiscal year 2010 due to a general decline in advertising and distribution activity. We believe customers reduced or eliminated their spending on these services as a method to decrease expenses in response to the challenging economic conditions. Other revenue in fiscal year 2010 was consistent with fiscal year 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of Sales

        Our cost of sales primarily consists of expenses associated with our digital broadcast infrastructure; satellite uplinking; satellite transponder leases; programming acquisition and monitoring activities; VOD transport; amortization of content and distribution rights; depreciation of property and equipment; and related employee costs.

        Cost of sales increased during fiscal year 2011 as compared to fiscal year 2010 primarily due to (a) a $0.4 million increase in content and distribution rights amortization from a general increase in acquisitions and the development of new and unique content incurred in an effort to improve domestic buy rates and support international expansion, (b) a $0.3 million increase in transponder and uplink costs associated with the PPV channel launches in Latin America and Europe, (c) a $0.2 million increase in employee costs to support content programming analysis, and (d) a $0.2 million increase in costs from accelerating depreciation expense for certain tenant improvement assets. We shortened the estimated lives of the related tenant improvement assets in anticipation of vacating our current corporate and digital broadcast facilities prior to the end of the lease terms and moving to a new building during the first half of fiscal year 2012. The increases in costs were partially offset by a decline in transport expenses from executing a new domestic transport agreement that contained more favorable financial terms.

        Cost of sales increased during fiscal year 2010 as compared to fiscal year 2009 primarily due to (a) a $0.1 million increase in transport costs to support the increase in international and domestic VOD distribution, (b) a $0.2 million increase in transponder and uplink costs to support additional domestic PPV channel offerings, and (c) a $0.2 million increase in content and distribution amortization expense associated with licensing higher quality content to attract additional consumer purchases.

Operating Expenses and Operating Income

        The increase in operating expenses during fiscal year 2011 as compared to fiscal year 2010 was primarily due to (a) a $0.5 million increase in employee costs to support the development of new content packages and to strengthen the international sales expansion efforts, (b) a $0.3 million increase in depreciation and maintenance expenses from purchasing storage equipment to support our international growth and the increase in domestic content distribution, (c) a $0.3 million increase in expenses primarily from fully impairing certain content and distribution rights assets that no longer met our quality standards for distribution, (d) a $0.2 million increase in business development consulting costs incurred in an effort to grow our international revenue, (e) a $0.1 million increase in costs from accelerating depreciation expense for certain tenant improvement assets, (f) a $0.1 million increase in costs because the same prior year period included a gain from a vendor settlement that did not recur during fiscal year 2011, and (g) a $0.1 million increase in legal costs from a vendor settlement. Operating income for fiscal year 2011 was $10.9 million as compared to $15.1 million in fiscal year 2010.

        Operating expenses increased during fiscal year 2010 as compared to fiscal year 2009 primarily due to (a) a $0.4 million increase in consulting fees from new business development efforts in international markets, and (b) a $0.4 million increase in advertising and promotion costs incurred in an effort to improve domestic revenue. Operating income for fiscal year 2010 was $15.1 million as compared to $21.6 million in fiscal year 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Lease for New Facility

        In October 2010, we entered into an operating lease agreement to rent an approximately 48,500 square foot facility and expect to complete occupancy of the facility in July 2011. We expect that the leased facility will be primarily used by the Transactional TV, Direct-to-Consumer and Corporate Administration segments, and the new facility will replace our digital broadcast and corporate facilities. The landlord of the new facility will assume our current digital broadcast facility lease in connection with the new operating lease agreement. The initial term of the agreement expires in January 2022 and provides for options to extend the term of the lease if agreed upon by the landlord and us. In connection with our leasing of the new facility, we reduced the remaining estimated useful lives of certain tenant improvements related to the corporate and digital broadcast facilities we currently occupy because we expect to vacate the buildings prior to the conclusion of the original lease agreements. As a result, we incurred an increase in depreciation expense in each of the Transactional TV segment's cost of sales and operating expenses of approximately $0.1 million during each of the third and fourth quarters of fiscal year 2011. We expect to incur a similar increase in depreciation expense in the first quarter of fiscal year 2012. We also expect to incur a charge in the first quarter of fiscal year 2012 within the Transaction TV segment's operating expenses of approximately $0.8 million associated with vacating our digital broadcast facility and assigning the remaining lease and related obligations to the landlord of the new facility. The total remaining lease and related obligations assumed by the new facility landlord will be reflected as a reduction in our rental expense on a straight-line basis over the term of the new facility lease. Additionally, we expect to incur a $0.3 million charge in the second quarter of fiscal year 2012 from vacating our current corporate facility prior to the end of the lease term, and the charge is expected to be included in the operating expenses of our segments with the majority of the charge being reflected within the Transactional TV segment. See the Cash Flows from Investing Activities of Continuing Operations discussion within the Liquidity and Capital Resources section of the MD&A for additional information on the cash flow impact from the new facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Film Production Segment

        The following table sets forth certain financial information for the Film Production segment for each of the three fiscal years presented (amounts in table may not sum due to rounding):

	(In millions) Year Ended March 31,			Percent Change
	2011(1)	2010(2)	2009(3)	'11 vs '10	'10 vs '09
Net revenue
Owned content	$4.9	$5.5	$6.7	(11)%	(18)%
Repped content	2.8	2.2	1.3	27%	69%
Producer-for-hire and other revenue	4.2	4.3	0.5	(2)%	#

Total	12.0	12.0	8.6	0%	40%

Cost of sales	6.4	6.6	3.6	(3)%	83%

Gross profit	5.6	5.4	5.0	4%	8%

Gross profit %	47%	45%	58%

Operating expenses	7.1	10.9	15.9	(35)%	(31)%

Operating loss	$(1.5)	$(5.4)	$(10.9)	72%	50%

(1)
The fiscal year 2011 operating expenses included $2.2 million in film cost impairment charges and charges to increase the allowance for unrecoverable accounts of $0.8 million. These items are discussed in more detail below.

(2)
The fiscal year 2010 operating expenses included a $4.9 million goodwill impairment charge, $1.2 million in film cost impairment charges, and charges to increase the allowance for unrecoverable accounts of $0.8 million. These items are discussed in more detail below.

(3)
The fiscal year 2009 operating expenses included a $10.0 million goodwill impairment charge and $1.1 million in film cost impairment charges. These items are discussed in more detail below.

#
Represents an increase or decrease in excess of 100%.

Net Revenue

Owned Content

        The decrease in owned content revenue during fiscal year 2011 was due to a $0.8 million decline in VOD revenue due to lower consumer spending as described above within the Transactional TV segment discussion. Revenue also declined because the prior fiscal year 2010 results included approximately $0.4 million in revenue from the delivery of a horror film to a pay television customer, and no similar revenue recurred during fiscal year 2011. The declines in revenue were partially offset by a $0.7 million increase in revenue from the delivery of the fourth installment of an episodic series, whereas only a partial delivery of films from the third installment of an episodic series occurred in the prior fiscal year.

        Owned content revenue declined during fiscal year 2010 as compared to fiscal year 2009 primarily due to a $0.9 million decline in revenue from premium cable channel customers related to the delivery

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

of episodic series. We recognized revenue in fiscal year 2010 from a premium cable channel customer for the remaining partial delivery of the third installment of an episodic series, whereas in fiscal year 2009, we recognized the full revenue from the delivery of the second installment of an episodic series as well as revenue from the initial partial delivery of the third installment of an episodic series. Also contributing to the decline in revenue in fiscal year 2010 was lower revenue from the second largest DBS provider in the U.S. because fewer films were distributed on that platform in fiscal year 2010 as compared to the prior fiscal year.

Repped Content

        Repped content revenue includes revenue from the licensing of films that we represent (but do not own) under domestic and international sales agency relationships with various film producers.

        Repped content revenue increased during fiscal year 2011 due to $0.4 million in incremental revenue from the distribution of repped content on domestic VOD platforms. Revenue also increased by approximately $0.2 million due to additional revenue from the distribution of content to home video, retail DVD and other retail markets through our arrangements with mainstream film distributors.

        The increase in repped content revenue in fiscal year 2010 as compared to fiscal year 2009 was primarily due to (a) a $0.4 million increase in revenue from the new distribution of repped content on domestic VOD platforms and through retail DVD markets, and (b) a $0.2 million increase in revenue from the distribution of content to home video and other retail markets through our arrangements with mainstream film distributors. We also believe that our ability to represent and distribute mainstream films with widely recognized actors and actresses has contributed to the improvement in repped content revenue as compared to the prior fiscal year.

Producer-for-hire and Other Revenue

        Producer-for-hire and other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors.

        Fiscal year 2011 producer-for-hire and other revenue included approximately $3.3 million of revenue from the completion of a producer-for-hire arrangement for a major Hollywood studio. We also recognized approximately $0.7 million of revenue from the final delivery of films from another producer-for-hire arrangement that began production and delivery in fiscal year 2010 as discussed below.

        Fiscal year 2010 producer-for-hire and other revenue included approximately $2.6 million of revenue from our completion of a producer-for-hire arrangement for a major Hollywood studio. We also recognized approximately $1.3 million of revenue associated with the initial delivery of films from a second producer-for-hire arrangement. We did not generate any producer-for-hire revenue in fiscal year 2009.

Cost of Sales

        Cost of sales is primarily comprised of the amortization of owned content film costs as well as delivery and distribution costs related to that content. These expenses also include costs incurred to provide producer-for-hire services.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        Cost of sales was lower in fiscal year 2011 as compared to fiscal year 2010 due to a $0.5 million decline in film cost amortization from lower owned content revenue and from generating a larger proportion of revenue from higher margin films. The decrease in cost of sales was partially offset by a $0.4 million increase in production costs associated with producer-for-hire services. The producer-for-hire services in fiscal year 2011 generated comparable revenue as the services rendered in fiscal year 2010; however, the production costs associated with the fiscal year 2011 services were higher due to the production of a higher quality film. Film cost amortization as a percentage of the related owned content revenue during fiscal year 2011 was 42% as compared to 47% during fiscal year 2010. The decline in the film cost amortization as a percentage of the owned content revenue was due to the above mentioned generation of a larger proportion of revenue from higher margin films during fiscal year 2011.

        Cost of sales increased during fiscal year 2010 as compared to fiscal year 2009 due to $3.2 million of producer-for-hire costs associated with the completion of a producer-for-hire arrangement and the partial delivery of films related to a second producer-for-hire arrangement. The increase in costs was partially offset by a decline in film cost amortization consistent with the decline in owned content revenue. Film cost amortization as a percentage of the related owned content revenue during fiscal year 2010 was 47% as compared to 39% during fiscal year 2009. Film cost amortization as a percentage of owned content revenue increased because the prior fiscal year included a larger proportion of revenue from older films whose costs had been fully amortized.

Operating Expenses and Operating Loss

        Operating expenses during fiscal year 2011 included $2.2 million in film cost impairment charges, which are discussed in more detail below. Operating expenses also included $0.8 million in expenses to increase the allowance for unrecoverable accounts to reserve for certain recoupable costs and producer advances that are not expected to be recovered. Employee costs were higher in fiscal year 2011 as compared to fiscal year 2010 by approximately $0.1 million primarily from severance expenses associated with the departure of certain employees, and consulting costs increased by approximately $0.1 million from the provision of services related to strategic planning. Comparatively, the fiscal year 2010 results included a $4.9 million goodwill impairment charge, $1.2 million in film cost impairment charges, and $0.8 million in charges to increase the allowance for unrecoverable accounts. We may incur film cost impairment charges and charges to increase our allowance for unrecoverable accounts in the future if our content underperforms relative to our expectations. The Film Production segment incurred an operating loss of $1.5 million in fiscal year 2011 as compared to an operating loss of $5.4 million in fiscal year 2010.

        Operating expenses declined during fiscal year 2010 as compared to fiscal year 2009 primarily because the fiscal year 2009 results included a $10.0 million goodwill impairment charge and $1.1 million in film cost impairment charges whereas the fiscal year 2010 results included a $4.9 million goodwill impairment charge and $1.2 million in film cost impairment charges. These impairment charges are discussed in additional detail below. Operating expenses in fiscal year 2010 also included approximately $0.8 million of expenses to increase the allowance for unrecoverable accounts because we estimated the amounts would not be recovered through future sales of the related repped content. Operating expenses declined in fiscal year 2010 by approximately $0.4 million due to a reduction in tradeshow and travel costs associated with efforts to further reduce expenses in response to the economic downturn. The Film Production segment incurred an operating loss of $5.4 million in fiscal year 2010 as compared to an operating loss of $10.9 million in fiscal year 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Goodwill Impairment Charges

        We did not perform a goodwill impairment analysis for the Film Production segment as of March 31, 2011 because the segment's goodwill was fully impaired in fiscal year 2010.

        As part of our prior fiscal year end procedures, we performed a goodwill impairment analysis as of March 31, 2010. We engaged an independent firm to assist us in performing the impairment test and considered the income and market valuation approaches in determining the estimated fair value of the Film Production segment. Using these methods, we determined that the estimated fair value of the Film Production segment was less than its carrying value as of March 31, 2010. We then performed additional analysis to estimate the implied fair value of goodwill by first allocating the estimated fair value of the Film Production segment to the tangible and identifiable intangible assets and liabilities of the operating segment. The excess of the estimated fair value over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Based on this analysis, we recorded a goodwill impairment charge in the fourth quarter of fiscal year 2010 of $4.9 million to reduce the Film Production segment's goodwill from $4.9 million to the implied fair value of goodwill of zero. Although the fiscal year 2010 performance of the Film Production segment was consistent with our internal forecasts (excluding the impact of impairment and related charges), conditions within the film markets continued to be challenging. Based on our historical and current experience within the film production markets and in connection with our year end annual goodwill impairment test, we modified our five year forecast for the Film Production segment downward to reflect our estimate that film market conditions would remain depressed and decline further. As a result of our downward adjustment to the five year forecast, we incurred a goodwill impairment charge in fiscal year 2010.

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

Film Cost Impairment Charges

        During the second and fourth quarters of fiscal year 2011, we recorded impairment expenses of approximately $0.6 million and $1.6 million, respectively, associated with certain owned content films. During our second quarter film performance analysis, we adjusted downward the expected performance for certain films based on a continuation of underperformance as compared to expectations. During our fourth quarter film performance analysis, we adjusted downward the expected results for certain films based on a continued trend of lower than expected film performance and based on the recent departure of the segment's Co-Presidents. As a result, we performed further assessments on the films and determined the fair value of the films was less than the unamortized cost of the films, and the differences were recorded as impairment charges. The impairment charges were recorded in the charge for asset impairments other than goodwill within the Film Production segment. The fair value of the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

films was estimated by discounting the films' expected future cash flow by the weighted average cost of capital.

        During the fourth quarter of fiscal year 2010, we recorded impairment expenses of approximately $1.2 million associated with several owned content films. As part of our quarterly film performance analysis and in connection with our annual goodwill impairment analysis, we estimated that conditions within the film markets would continue to be challenging and adjusted downward the Film Production segment's forecasts as well as certain estimated future film performance. As a result, we recorded impairment charges of approximately $1.2 million representing the difference in the unamortized film costs and the estimated fair value of the related films. This difference was recorded as a charge for asset impairments other than goodwill within the Film Production segment's operating expenses. The fair value of the films was estimated by discounting the film's projected cash flow by the weighted average cost of capital.

        During the third quarter of fiscal year 2009, we recorded impairment expenses of approximately $1.1 million associated with several owned content films. During that quarter and as part of our quarterly film performance analysis, we determined that downward adjustments to the estimated performance of the films should be recorded as a result of adverse changes to the business climate. As a result, we recorded impairment charges of approximately $1.1 million representing the difference in the unamortized film costs and the estimated fair value of the films. This difference was recorded as a charge for asset impairments other than goodwill within the Film Production segment's operating expenses. The fair value of the films was estimated by discounting the film's projected cash flow by the weighted average cost of capital.

Direct-to-Consumer Segment

        The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the three fiscal years presented (amounts in table may not sum due to rounding):

	(In millions) Year Ended March 31,			Percent Change
	2011	2010	2009	'11 vs '10	'10 vs '09
Net revenue
Net membership	$0.8	$0.9	$1.2	(11)%	(25)%
Other revenue	—	0.1	0.2	#	(50)%

Total	0.8	1.0	1.5	(20)%	(33)%

Cost of sales	1.2	1.4	0.9	(14)%	56%

Gross profit (loss)	(0.4)	(0.3)	0.5	(33)%	#

Operating expenses	0.7	0.6	0.9	17%	(33)%

Operating loss	$(1.1)	$(0.9)	$(0.3)	(22)%	#

#
Represents an increase or decrease in excess of 100%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Revenue

        We believe the decline in net membership revenue during fiscal year 2011 and 2010 as compared to the prior fiscal years was primarily due to the economic downturn and a related reduction in consumer spending.

        Other revenue primarily relates to the sale of content to other webmasters. We also believe other revenue declined during fiscal years 2011 and 2010 as compared to the prior fiscal years as a result of the general economic downturn and a related reduction in consumer spending.

Cost of Sales

        Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content amortization, depreciation of property and equipment and related employee costs.

        Costs of sales in fiscal year 2011 declined as compared to fiscal year 2010 primarily due to the impact of cost reduction efforts. The increase in cost of sales during fiscal year 2010 as compared to fiscal year 2009 was primarily due to additional employee costs incurred in an effort to improve our website membership revenue.

Operating Expenses and Operating Loss

        Operating expenses in fiscal year 2011 included general increases in administrative costs of approximately $0.2 million including higher legal, advertising and facility expenses. Operating expenses were also higher by approximately $0.2 million due to settlement expenses associated with a payment processing vendor and software licensing vendor. Operating expenses in the prior fiscal year 2010 included $0.3 million in other identifiable intangible asset impairment charges as discussed in further detail below, and no materially similar impairment charges were incurred in fiscal year 2011. The Direct-to-Consumer segment incurred operating losses of $1.1 million and $0.9 million during the fiscal years ended March 31, 2011 and 2010, respectively.

        Operating expenses declined during fiscal year 2010 as compared to fiscal year 2009 primarily as a result of a $0.3 million reduction in website maintenance fees. Operating expenses were also lower because the fiscal year 2009 results included a $0.2 million settlement expense associated with a vendor and no similar expenses were incurred in fiscal year 2010. The decline in operating expenses was partially offset by $0.3 million in other identifiable intangible asset impairment charges discussed in further detail below. The Direct-to-Consumer segment incurred an operating loss of $0.9 million in fiscal year 2010 as compared to $0.3 million in fiscal year 2009.

Other Identifiable Intangible Assets Impairment Charges

        During the fourth quarter of fiscal year 2010, we determined that certain internally developed websites and related software used to manage our consumer websites no longer met our quality standards. Additionally, the software did not provide sufficient support or functionality for content management, database interface, consumer facing websites, or accumulation or reporting of website traffic. As a result, we ceased using the websites and software, and we determined the websites and software would not provide us with service potential in the future. As a result, we recorded impairment charges of $0.3 million to reduce the fair value of the websites and related software to zero.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate Administration

        The following table sets forth certain financial information for the Corporate Administration segment for each of the three fiscal years presented:

	(In millions) Year Ended March 31,			Percent Change
	2011	2010	2009	'11 vs '10	'10 vs '09
Operating expenses	$9.5	$8.8	$9.9	8%	(11)%

        The increase in Corporate Administration segment expenses during fiscal year 2011 as compared to fiscal year 2010 was primarily due to (a) a $0.3 million increase in bonus accruals primarily for certain executive officers, (b) a $0.2 million increase in employee costs from certain annual salary increases, (c) a $0.1 million increase in stock option expenses related to awards issued in the third and fourth quarters of fiscal year 2010, and (d) a $0.1 million increase in legal expenses associated with ordinary course litigation matters.

        Corporate Administration segment expenses declined in fiscal year 2010 as compared to fiscal year 2009 primarily due to (a) a $0.7 million decline in audit, accounting and related third-party advisor fees from ongoing cost reduction efforts, (b) a $0.1 million decline in external legal fees, and (c) a $0.1 million decline in tradeshow and travel costs. Operating expenses also declined as a result of our efforts to renegotiate our contracts with vendors in order to obtain more favorable fee structures.

Other Income (Expense) and Income Tax Benefit (Expense)

Other Income (Expense)

        The following table sets forth certain financial information for other income (expense) for each of the three fiscal years presented:

	(In millions) Year Ended March 31,			Percent Change
	2011	2010	2009	'11 vs '10	'10 vs '09
Other income (expense)	$0.1	$(0.2)	$0.4	#	#

#
Represents an increase or decrease in excess of 100%.

        Amounts included in other income (expense) primarily relate to interest expense on our line of credit borrowings; interest expense on our uncertain tax positions; and interest income from our cash and cash equivalents.

        The change in other income (expense) during fiscal year 2011 as compared to fiscal year 2010 was primarily due to a decline in interest expense on our line of credit borrowings. Interest expense declined as a result of the full year impact of reducing the related line of credit principal balance during the second half of fiscal year 2010 and from further reductions in the principal balance during fiscal year 2011. Also contributing to the change was the reversal of interest expense in fiscal year 2011 associated with the reversal of uncertain tax position liabilities due to the expiration of the statute of limitations. There was no similar reversal of interest expense during fiscal year 2010.

        The change in other income (expense) in fiscal year 2010 as compared to fiscal year 2009 primarily occurred because the fiscal year 2009 results included the reversal of approximately $0.4 million of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

interest expense associated with the reversal of uncertain tax position liabilities due to the expiration of the statute of limitations. There was no similar reversal of interest expense during fiscal year 2010. Also contributing to the change was an increase in interest expense in fiscal year 2010 associated with a higher outstanding line of credit principal balance throughout the fiscal year. There was no outstanding line of credit principal balance in fiscal year 2009 until the third quarter of that fiscal year.

Income Tax Benefit (Expense)

	(In millions) Year Ended March 31,			Percent Change
	2011	2010	2009	'11 vs '10	'10 vs '09
Income tax benefit (expense)	$0.3	$(0.8)	$(3.9)	#	(79)%

        During the third quarter of fiscal year 2011, the statute of limitations expired on approximately $0.2 million of uncertain tax position liabilities. As a result, we recorded a reduction in our income tax expense of $0.2 million. Additionally, we increased our income tax expense during fiscal year 2011 by approximately $0.1 million in connection with changes in certain estimates related to permanent tax differences between our tax expense for financial reporting purposes and the amount used for income tax purposes. No other discreet items had a material impact on our tax rate during fiscal year 2011.

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

        We filed amended and current tax returns during the third quarter of fiscal year 2010 for each of the fiscal years noted above and included the research and development tax credits identified in the study. As a result of the filings, we recorded a reduction in the income tax expense of $0.6 million during the third quarter of fiscal year 2010. We also estimated in fiscal year 2010 that we would utilize research and development tax credits during fiscal year 2010 of between $0.1 million and $0.2 million. Additionally, we recorded a goodwill impairment charge of $4.9 million within our Film Production segment in the fourth quarter of fiscal year 2010, and the impairment charge was a non-deductible expense for purposes of the fiscal year 2010 tax return. No other discreet items had a material impact on our tax rate during fiscal year 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        During fiscal year 2009, we recorded a goodwill impairment charge of $10.0 million within our Film Production segment. The impairment charge was a non-deductible expense for purposes of our fiscal year 2009 tax return. Additionally, the statute of limitations expired on approximately $1.6 million of uncertain tax positions in fiscal year 2009. This reversal of uncertain tax positions resulted in a $0.4 million reduction in income tax expense and a $0.4 million reversal of related interest expense during the third quarter of fiscal year 2009. No other discreet items had a material impact on our tax rate during fiscal year 2009.

        See Note 9—Income Taxes within the Notes to Consolidated Financial Statements for additional information on our income taxes.

Discontinued Operations

        The Direct-to-Consumer segment acquired certain intellectual property rights to an IPTV set-top box and other identifiable intangible assets in late fiscal year 2008 in an effort to expand the product lines that are delivered directly to consumers. Based primarily on (a) lower than expected subscriber additions for the IPTV business model during the second half of fiscal year 2009, (b) the significant downturn in economic conditions and related reduction in consumer spending during the second half of fiscal year 2009, and (c) slower than expected development of new product lines, we restructured the Direct-to-Consumer segment operations as it related to new product lines. In connection with the restructuring and an analysis of the future expected benefits from the operations, we determined that certain other identifiable intangible assets associated with the related new product lines were impaired and recorded $0.9 million in other identifiable intangible asset impairment charges in the fourth quarter of fiscal year 2009. Additionally, several contracts were cancelled prior to the end of the related term in connection with the restructuring and as a result, we also incurred an early contract termination fee of approximately $0.2 million in the fourth quarter of fiscal year 2009 which was paid in April 2009.

        During fiscal year 2010, we entered into arrangements with third-party affiliates to distribute the IPTV set-top box in Europe and the U.S. Throughout fiscal year 2010, these affiliates marketed the IPTV set-top box product through a variety of advertising programs including print, billboards and other miscellaneous media. The performance of the IPTV set-top box business in fiscal year 2010 was lower than expected and as a result, we implemented a plan to discontinue the operations of the IPTV set-top box business in the fourth quarter of fiscal year 2010. As a result, we recorded inventory obsolescence impairment charges of $0.1 million and equipment impairment charges of $0.1 million. We do not expect to incur material expenses or cash flows in the future associated with the discontinued operations.

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

        We anticipate that our existing cash, cash equivalents and cash flows from operations will be sufficient during the next 12 months to satisfy our operating requirements. We also anticipate that we

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

will be able to fund our estimated outlay for capital expenditures, repayment of outstanding debt and other related purchases that may occur during the next 12 months through our available cash, cash equivalents and our expected cash flows from operations during that period.

        In summary, our cash flows from continuing operations were as follows:

	(In millions) Year Ended March 31,
	2011	2010	2009
Net cash provided by operating activities of continuing operations	$7.6	$6.5	$10.7
Net cash used in investing activities of continuing operations	(5.0)	(1.1)	(1.8)
Net cash used in financing activities of continuing operations	(1.0)	(3.2)	(8.0)

Cash Flows from Operating Activities of Continuing Operations

        Cash provided by operating activities of continuing operations during fiscal year 2011 as compared to fiscal year 2010 was primarily impacted by the following:

  •
  a decrease in cash flows from lower operating income (excluding the impact of goodwill, impairment and related charges) primarily associated with the Transactional TV segment's performance; and

  •
  a comparable increase in cash flows from collections of outstanding accounts receivable balances primarily associated with the Film Production segment's completion of an episodic series and a producer-for-hire arrangement. The production cash outflows for these arrangements occurred in the prior fiscal year, and the increase in cash flows from these collections was reflected within the change in the accounts receivable, film costs and deferred producer-for-hire costs accounts.

        Cash provided by operating activities of continuing operations during fiscal year 2010 as compared to fiscal year 2009 was primarily impacted by the following:

  •
  the decline in the operating income (excluding the impact of goodwill, impairment and related charges) primarily associated with the Transactional TV segment's performance;

  •
  a $3.8 million comparable decrease in cash flows from accounts receivable collections because fiscal year 2009 benefited from the collection of certain Transactional TV and Film Production segment customer balances and similar collections did not recur in fiscal year 2010;

  •
  a $0.5 million decrease in cash flows from the use of funds for the Film Production segment's producer-for-hire services; and

  •
  a $4.1 million comparable increase in cash flows related to recoupable costs and producer advances because we generated a net recovery of these funds in fiscal year 2010 whereas the prior fiscal year reflected net cash outflows.

        Cash provided by operating activities of continuing operations during fiscal year 2011 was significantly higher as compared to the operating loss incurred as a result of asset impairment and other charges. Cash from operating activities was also higher as compared to the operating loss incurred during fiscal year 2011 because we collected cash from the completion of an episodic series and from producer-for-hire services during fiscal year 2011, but the production cash outflows from these arrangements occurred in the prior fiscal year. Cash from operating activities during fiscal years

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2010 and 2009 was significantly higher as compared to the related operating income (loss) incurred primarily as a result of goodwill, asset impairment and other charges.

Cash Flows from Investing Activities of Continuing Operations

        Cash from investing activities of continuing operations during fiscal year 2011 included $5.0 million of cash used to purchase property and equipment. Approximately $1.3 million of the cash outflows relate to building improvements incurred for a new leased facility discussed in more detail below. The remaining cash outflows for property and equipment were incurred primarily to purchase storage, transponder receiver, and other broadcast and distribution equipment. The storage and other broadcast and distribution equipment was purchased to support the Transactional TV segment's international growth and expanded domestic content distribution. The transponder receiver equipment was purchased to supplement a change in the Transactional TV segment's transponder services, which is expected to stabilize or reduce domestic transponder costs in the future.

        In October 2010, we entered into an operating lease agreement to rent an approximately 48,500 square foot facility. We plan to relocate our corporate and digital broadcast facilities to the new facility, with occupancy scheduled to be completed in July 2011. During fiscal year 2011, we incurred approximately $1.3 million in cash outflows for building improvements and $0.1 million in cash outflows for equipment in connection with the planned occupancy of the new facility. We expect to incur an additional $2.0 million in investing cash outflows for building improvements and $1.2 million in investing cash outflows for equipment related to the new facility during fiscal year 2012. We also expect to receive approximately $1.7 million of operating cash inflows in fiscal year 2012 associated with a tenant improvement allowance. We are continuing to review and may modify our relocation plans in the future, and modifications to our plans could result in a material change to the expected cash outflows associated with the relocation.

        Cash from investing activities of continuing operations during fiscal year 2010 included approximately $0.1 million of cash received from net redemptions of investments, approximately $1.1 million of cash used to purchase property and equipment, and approximately $0.1 million of cash disbursements associated with purchases of intangible assets within our Direct-to-Consumer segment.

        Cash used in investing activities of continuing operations during fiscal year 2009 reflected approximately $0.8 million of cash received from net redemptions of investments. Approximately $2.3 million of cash was used to purchase property and equipment primarily for additional electronic storage equipment for our Transactional TV segment and to upgrade certain administrative hardware and software, such as our financial reporting system. We also used approximately $0.3 million to purchase intangible assets associated with our internet website operations within the Direct-to-Consumer segment.

Cash Flows from Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations during fiscal year 2011 consisted of $0.5 million of cash used to reduce the outstanding principal of our line of credit, $0.4 million of cash used to repurchase approximately 0.2 million shares of common stock at an average purchase price of $1.57 per share, and $0.1 million in payments for long-term seller financing related to our purchase of a patent.

        Our cash flows from financing activities of continuing operations during fiscal year 2010 were primarily impacted by net payments to reduce the outstanding principal of our line of credit of

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

$3.0 million. Also impacting the cash flows from financing activities was $0.1 million used to repurchase approximately 62,000 shares of common stock at an average purchase price of $1.99 per share, and $0.1 million in payments for long-term seller financing related to our purchase of a patent.

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

        In November 2008, we entered into a Stock Purchase Agreement pursuant to which a shareholder agreed to sell and we agreed to repurchase approximately 2.6 million shares of our common stock for a cash purchase price of $1.55 per share or an aggregate purchase price for all of the shares of approximately $4.1 million. We funded the acquisition of the shares with available cash.

        In March 2009, we repurchased through one broker in an unsolicited single block trade approximately 0.5 million shares of our common stock for a cash purchase price of $1.30 per share, or an aggregate purchase price for all of the shares of approximately $0.7 million. The acquisition was funded with available cash.

        In August 2009, our Board of Directors adopted a new stock repurchase program. Under the program, we were authorized to purchase with available cash and cash from operations up to 1.0 million shares of outstanding common stock, from time to time through open market or privately negotiated transactions, as market and business conditions permit. The program will expire in March 2012. We have repurchased approximately 0.3 million shares through this repurchase program as of March 31, 2011 for a total purchase price of approximately $0.5 million.

Cash Dividends

        As of March 31, 2008, we had a dividend payable of $3.0 million that was subsequently paid in April 2008. The Board of Directors did not declare a quarterly dividend during fiscal year 2009, 2010, or 2011, and the payment of future quarterly dividends is at the discretion of the Board of Directors. We currently have no plans to effect any further dividends; however, we will continue to evaluate available methods to enhance shareholder value, whether in the form of cash dividends or otherwise.

Borrowing Arrangements

        On December 15, 2010, our former line of credit matured and we renewed the line of credit. The line of credit is secured by certain accounts receivable assets, is scheduled to mature on December 15, 2011, and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts receivable assets securing the line of credit or $5.0 million, and the maximum borrowing base as of March 31, 2011 was $4.8 million. The average outstanding line of credit principal balance for the fiscal years ended March 31, 2011 and 2010 was $1.0 million and $3.3 million, respectively. The interest rate on our line of credit during each of the fiscal years ended March 31, 2011 and 2010 was 5.75%.

        The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including, without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring, without consent, any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients. The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of March 31, 2011, our outstanding principal balance under the line of credit was $0.5 million, and we were in compliance with the related covenants.

        Historically, we have made borrowings under the line of credit to ensure we maintained a high level of liquidity through the economic downturn and to ensure the funds were available if needed. Although we borrowed funds under the line of credit to strengthen our liquidity, we have maintained cash and cash equivalent balances and generated positive cash flows from operations that are more than sufficient to support our working capital and capital expenditure needs. We do not currently have plans to make significant strategic investments; however, we believe the availability of funds through the line of credit provides us with additional flexibility when considering strategic investments.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

        The following table reflects our contractual cash obligations as of March 31, 2011 for each of the fiscal year time periods specified (amounts may not sum due to rounding):

	Payments Due by Period (In millions):
Contractual Obligations	Total	2012	2013 - 2014	2015 - 2016	2017 and thereafter
Operating lease obligations	$15.0	$2.2	$3.6	$3.1	$6.1
Vendor obligations	12.4	3.4	5.5	2.0	1.5
Line of credit	0.5	0.5	—	—	—
Interest payments	0.0	0.0	—	—	—
Employment contract obligations	7.4	3.8	3.6	—	—

Total	$35.3	$9.9	$12.7	$5.1	$7.6

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

        During the first quarter of fiscal year 2012, we extended the term of non-cancellable employment contracts with certain executives and other key employees. These employment contracts expire through March 31, 2015. The impact of the extension of the employment contracts, which was not reflected in the above table, was an increase in our commitments under the obligations of approximately $0.4 million, $0.8 million, $1.8 million, and $1.1 million during fiscal years 2012, 2013, 2014 and 2015, respectively.

        For the purposes of this table, contractual obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum services to be purchased and the approximate timing of the transaction. Obligations to acquire specified quantities of movie license rights that are subject to the delivery of the related movies are included in vendor obligations because we estimate that the movies will be delivered in the specified time periods. Operating lease obligations also include estimated payments to landlords for real estate taxes, common area maintenance and related payments and are based on historical payments and estimated future payments. Interest payments include anticipated interest obligations on our $0.5 million of outstanding principal from our line of credit and assume the amounts will remain outstanding through the remaining term of the line of credit, December 15, 2011, at an interest rate of 5.75%.

        We maintain non-cancelable leases for office space and equipment under various operating leases. The leases for office space expire through fiscal year 2022. Our Transactional TV segment has entered into direct lease agreements that expire through October 2013 with unrelated parties for the use of transponders to broadcast its channels on satellites. We expect to have continued access to transponders subsequent to the expiration of the current leases. In some instances, we are subject to arbitrary refusal of the transponder service by the service provider if that service provider determines that the content being transmitted by us is harmful to the service provider's name or business. Any such service disruption would substantially and adversely affect our financial position and results of operations. We also bear the risk that the access of their networks to transponders may be restricted or denied if a governmental authority commences an investigation concerning the content of the transmissions. Additionally, cable operators may be reluctant to carry less edited or partially edited adult programming on their systems. If any of the above scenarios occurred, it could adversely affect our financial position and results of operations. We had no equipment under capital lease as of March 31, 2011 or 2010.

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

        We have recorded long-term income taxes payable of $0.1 million for uncertain tax positions, reduced by the associated federal deduction for state taxes. We are unable to reliably estimate the timing of future payments, if any, related to these uncertain tax positions. Therefore, the amounts have been excluded from the above table.

Off-Balance Sheet Arrangements

        Our Film Production segment completed producer-for-hire services during fiscal year 2011 related to a movie production in the state of Georgia. Based on the location of the production and other factors, we received certain transferable production tax credits in the state of Georgia. Subsequent to

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Other Contingencies

Uncertain Tax Positions

        We had total unrecognized tax benefits of approximately $0.1 million as of March 31, 2011 that are not expected to be settled within one year and have been classified within long-term taxes payable. If we were to prevail or the uncertainties were settled in our favor for all uncertain tax positions, the net effect is estimated to be a benefit to tax expense of approximately $0.1 million. As of March 31, 2011, we had accrued immaterial amounts of interest expense related to uncertain tax position liabilities. During fiscal year 2011, the statute of limitations expired on approximately $0.2 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in long-term taxes payable and a reduction in our income tax expense. The reduction in the uncertain tax position balance also resulted in the reversal of approximately $35,000 in interest expense. The aggregate change in the uncertain tax position balance during fiscal year 2011 was as follows (in thousands):

Beginning balance as of April 1, 2010	$309
Reversal of prior period tax position from expiration of statute of limitations	(193)

Ending balance as of March 31, 2011	$116

        There were no material changes in our unrecognized tax benefits during fiscal year 2010. During fiscal year 2009, the statute of limitations expired on approximately $1.6 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in the current portion of taxes payable. This reversal of the uncertain tax positions resulted in a $0.4 million reduction in our income tax expense and a $0.4 million reversal of related interest expense. Approximately $1.1 million of the reversal of the uncertain tax position liabilities was recorded as an increase to additional paid-in capital because the amount was originally recorded as a reduction of additional paid-in capital and had no impact on income tax expense.

        We file U.S. federal, state and foreign income tax returns. During fiscal year 2009, we concluded an audit by the Internal Revenue Service (IRS) for the fiscal year 2007, and the IRS proposed no changes to the fiscal year 2007 tax return in connection with the audit. There are currently no tax audits in process with taxing authorities. With few exceptions, we are no longer subject to examination of our federal income tax returns for years prior to fiscal year 2008, and we are no longer subject to examination of our state income tax returns for years prior to fiscal year 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

        See Recently Issued Accounting Pronouncements in Note 1—Organization and Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Market Risk.    Our exposure to market risk is principally confined to cash in deposit accounts and money market accounts and, therefore, minimal and immaterial market risk.

        Interest Rate Sensitivity.    Changes in interest rates could impact our anticipated interest income on cash and cash equivalents. An adverse change in interest rates in effect as of March 31, 2011 would not have a material impact on our interest income or cash flows.

        Changes in interest rates could also impact the amount of interest we pay on borrowings under our line of credit. A 10% adverse change in the interest rates on borrowings under our line of credit would not have a material impact on our interest expense or cash flows.

        Foreign Currency Exchange Risk.    We do not have material foreign currency transactions.

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

        Management assessed our internal control over financial reporting as of March 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal

Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the Audit Committee of our Board of Directors.

Inherent Limitations on Effectiveness of Controls

        Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.    OTHER INFORMATION.

        None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Incorporated by reference to "Information about the Nominees" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 25, 2011.

        Please see "Executive Officers of the Registrant" in Part I, Item 1 of this form.

        All of our directors, officers and employees are subject to a Code of Business Conduct and Ethics, and our financial management, including our principal executive, financial and accounting officers, are also subject to an additional Code of Ethics for Financial Management, each of which codes are available for review under the Corporate Governance link in the Investor Relations portion of our website: www.noof.com. Any amendments to any of the provisions of the codes that are applicable to our principal executive, financial or accounting officers and are required under applicable laws, rules and regulations to be disclosed publicly will be posted for review in the above identified area of our website, and any waivers of such provisions or similar provisions applicable to our directors will be disclosed on Form 8-K as required by the Securities and Exchange Act of 1934, as amended, and the applicable rules of The Nasdaq Stock Market, LLC.

ITEM 11.    EXECUTIVE COMPENSATION.

        Incorporated by reference to "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Fiscal Year 2011 Grants of Plan-Based Awards," "Outstanding Equity Awards at Fiscal Year-End," "Potential Payments Upon Termination" and "Non-Employee Director Compensation for Fiscal Year 2011" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 25, 2011.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Incorporated by reference to "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 25, 2011.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        Incorporated by reference to "Transactions with Related Persons" and "Director Independence" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 25, 2011.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        Incorporated by reference to "Fees Billed by Independent Registered Public Accounting Firm" in the definitive proxy statement to be filed with the SEC relating to the registrant's Annual Meeting of Shareholders expected to be held on or about August 25, 2011.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        The following documents are filed as part of this report:

1)    FINANCIAL STATEMENTS

        The financial statements listed in the Table of Contents to Consolidated Financial Statements are filed as part of this report.

2)    FINANCIAL STATEMENT SCHEDULES

        All schedules have been included in the Consolidated Financial Statements, Notes thereto, or Supplemental Information Schedules.

3)    EXHIBITS

Exhibit No.		Exhibit Description
3.01		Amended and Restated Articles of Incorporation of the Company, dated May 7, 2007(1)
3.02		Amended and Restated Bylaws of the Company, dated February 2, 2011(2)
4.01		Form of Common Stock Certificate(3)
4.02		Amended and Restated Rights Agreement between the Company and Corporate Stock Transfer, Inc., as rights agent, dated August 1, 1998(4)
4.03
Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, together with the related Form of Rights Certificate, included as Appendices A and B to the Amended and Restated Rights Agreement incorporated by reference herein as Exhibit 4.02
10.01		Lease Agreement Office and Industrial Space between the Company and LakeCentre Plaza, Ltd., LLLP, dated August 12, 1999(5)
10.02		Lease between the Company and Northview Properties, LLC, dated April 11, 2001(6)
10.03		Lease Modification Agreement between the Company and LakeCentre Plaza Ltd., LLLP, dated July 30, 2003(6)
10.04	#	Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated October 24, 2006(7)
10.05	*	Summary of Director Compensation Arrangements
10.06	*	1998 Incentive Stock Plan, dated July 21, 1998(8)
10.07	*	1999 Incentive Stock Plan, dated September 3, 1999(9)
10.08	*	Millennium Incentive Stock Option Plan, dated July 13, 2000(10)
10.09	*	2001 Incentive Stock Plan, dated June 25, 2001(11)
10.10	*	2007 Stock Incentive Plan, dated July 16, 2007(12)
10.11	*	Amended and Restated Employment Agreement between the Company and Michael Weiner, dated September 29, 2008(13)
10.12	*	Amended and Restated Employment Agreement between the Company and Grant Williams, dated September 29, 2008(13)
10.13	*	Amended and Restated Employment Agreement between the Company and Ira Bahr, dated September 29, 2008(13)
10.14	*	Amended and Restated Employment Agreement between the Company and Ken Boenish, dated September 29, 2008(13)
10.15	*	Amended and Restated Employment Agreement between the Company and Marc Callipari, dated September 29, 2008(13)
10.16	*	Amended and Restated Employment Agreement between the Company and Scott Piper, dated September 29, 2008(13)
10.17	#	Affiliation Agreement between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P., dated January 1, 2000 and as amended to date(14)

Exhibit No.		Exhibit Description
10.18	#	Video On Demand License Agreement between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P., dated March 13, 2000 and as amended to date(14)
10.19	#	Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, Inc., dated October 18, 2002 and as amended to date(14)
10.20	#	Pleasure Service License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Programming, a division of Comcast Corporation, dated November 16, 2000 and as amended to date(14)
10.21		First Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated October 4, 2007(14)
10.22	#	Second Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated March 13, 2008(14)
10.23	#	Third Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated July 28, 2009(15)
10.24	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Michael Weiner, dated August 31, 2009(15)
10.25	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Grant Williams, dated August 31, 2009(15)
10.26	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Ken Boenish, dated August 31, 2009(15)
10.27	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Scott Piper, dated August 31, 2009(15)
10.28	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Marc Callipari, dated August 31, 2009(15)
10.29	#	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DIRECTV, Inc., dated June 15, 2010(16)
10.30	*	2010 Equity Incentive Plan, dated June 29, 2010(17)
10.31	*	Employment Agreement between MRG Entertainment, Inc. and Richard Bruce Goldberg, dated February 10, 2006(18)
10.32	*	Amendment to Employment Agreement between MRG Entertainment, Inc., the Company and Richard Bruce Goldberg, dated August 25, 2008(18)
10.33	*	Second Amendment to Employment Agreement between MRG Entertainment, Inc., the Company and Richard Bruce Goldberg, dated January 13, 2010(18)
10.34	*	Employment Agreement between MRG Entertainment, Inc. and Marc Laurence Greenberg, dated February 10, 2006(18)
10.35	*	Amendment to Employment Agreement between MRG Entertainment, Inc., the Company and Marc Laurence Greenberg, dated October 8, 2008(18)

Exhibit No.		Exhibit Description
10.36	*	Second Amendment to Employment Agreement between MRG Entertainment, Inc., the Company and Marc Laurence Greenberg, dated December 15, 2009(18)
10.37	#	TVN-CSB Adult Services Agreement between Colorado Satellite Broadcasting, Inc. and TVN Entertainment Corporation, dated April 8, 2010(18)
10.38	#	Amendment Four to Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated July 19, 2007(19)
10.39	#	Amendment Five to Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated August 18, 2010(20)
10.40	#	Amendment Two to the Pleasure Service Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated August 18, 2010(20)
10.41	*	Form of 2010 Equity Incentive Plan Incentive Stock Option Agreement(21)
10.42	*	Form of 2010 Equity Incentive Plan Nonqualified Stock Option Agreement(21)
10.43	*	Form of 2010 Equity Incentive Plan Restricted Stock Award Agreement(21)
10.44	*	Form of 2010 Equity Incentive Plan Bonus Stock Award Agreement(21)
10.45	*	Form of 2010 Equity Incentive Plan Stock Appreciation Right Award Agreement(21)
10.46		Promissory Note between New Frontier Media, Inc. and Great Western Bank, dated December 15, 2009(22)
10.47		Commercial Security Agreement between New Frontier Media, Inc. and Great Western Bank, dated December 15, 2009(22)
10.48	#	Business Loan Agreement, as supplemented (including Change in Terms Agreement), dated December 15, 2010, between New Frontier Media, Inc. and Great Western Bank(2)
10.49	*	Confidential Separation Agreement and General Release between MRG Entertainment, Inc. and Marc Laurence Greenberg, dated October 6, 2010(2)
10.50	*	Confidential Separation Agreement and General Release between MRG Entertainment, Inc. and Richard B. Goldberg, dated October 26, 2010(2)
10.51		Lease Agreement Office and Industrial Space (including Assignment and Assumption of Lease between the Company and 6060 Partnership, LLP), dated October 6, 2010(2)
10.52	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Michael Weiner, dated April 1, 2011
10.53	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Grant Williams, dated April 1, 2011
10.54	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Ken Boenish, dated April 1, 2011
10.55	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Scott Piper, dated April 1, 2011
10.56	*	Second Amendment to the Amended and Restated Employment Agreement the Company and Marc Callipari, dated April 1, 2011
21.01		New Frontier Media, Inc. Subsidiaries
23.01		Consent of Independent Registered Public Accounting Firm

Exhibit No.	Exhibit Description
31.01	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a)
31.02	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a)
32.01	Section 1350 Certification of CEO
32.02	Section 1350 Certification of CFO

(1)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on May 9, 2007 (File No. 000-23697).

(2)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended December 31, 2010 (File No. 000-23697).

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

(8)
Incorporated by reference to Exhibit A to the Company's definitive proxy statement filed under cover of Schedule 14A on August 7, 1998 (File No. 000-23697).

(9)
Incorporated by reference to Exhibit C to the Company's definitive proxy statement filed under cover of Schedule 14A on September 28, 1999 (File No. 000-23697).

(10)
Incorporated by reference to Exhibit B to the Company's definitive proxy statement filed under cover of Schedule 14A on August 29, 2000 (File No. 000-23697).

(11)
Incorporated by reference to Exhibit A to the Company's definitive proxy statement filed under cover of Schedule 14A on July 23, 2001 (File No. 000-23697).

(12)
Incorporated by reference to Appendix A to the Company's definitive proxy statement filed under cover of Schedule 14A on July 16, 2007 (File No. 000-23697).

(13)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-23697).

(14)
Incorporated by reference to the corresponding exhibit included in the Company's Annual Report filed on Form 10-K for the fiscal year ended March 31, 2009 (File No. 000-23697).

(15)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-23697).

(16)
Incorporated by reference to the corresponding exhibit included in the Company's Amended Quarterly Report filed on Form 10-Q/A for the quarter ended June 30, 2010 (File No. 000-23697).

(17)
Incorporated by reference to Appendix B to the Company's definitive proxy statement filed under cover of Schedule 14A on July 16, 2010 (File No. 000-23697).

(18)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-23697).

(19)
Incorporated by reference to the corresponding exhibit included in the Company's Amended Annual Report filed on Form 10-K/A for the fiscal year ended March 31, 2010 (File No. 000-23697).

(20)
Incorporated by reference to the corresponding exhibit included in the Company's Amended Current Report on Form 8-K/A filed on December 10, 2010 (File No. 000-23697).

(21)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on September 3, 2010 (File No. 000-23697).

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

NEW FRONTIER MEDIA, INC.
By:	/s/ MICHAEL WEINER
	Name:	Michael Weiner
	Title:	Chief Executive Officer
	Date:	June 3, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity		Date

/s/ MICHAEL WEINER		June 3, 2011
Name:	Michael Weiner
Title:	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ GRANT WILLIAMS		June 3, 2011
Name:	Grant Williams
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ MELISSA HUBBARD		June 3, 2011
Name:	Melissa Hubbard
Title:	Director
/s/ ALAN ISAACMAN		June 3, 2011
Name:	Alan Isaacman
Title:	Director
/s/ DAVID NICHOLAS		June 3, 2011
Name:	David Nicholas
Title:	Director

Name and Capacity		Date

/s/ WALTER TIMOSHENKO		June 3, 2011
Name:	Walter Timoshenko
Title:	Director
/s/ HIRAM WOO		June 3, 2011
Name:	Hiram Woo
Title:	Director

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

  New Frontier Media, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of New Frontier Media, Inc. (a Colorado corporation) and subsidiaries (collectively, the "Company") as of March 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, total equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Valuation and Qualifying Accounts—Schedule II. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting as of March 31, 2011. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Media, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Denver, Colorado
June 3, 2011

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$18,787	$17,187
Restricted cash	109	112
Accounts receivable, less allowances of $173 and $253, respectively	8,695	10,112
Deferred producer-for-hire costs	—	625
Taxes receivable	877	944
Prepaid and other assets	2,569	1,749

Total current assets	31,037	30,729

Property and equipment, net	7,218	4,557
Content and distribution rights, net	11,543	11,316
Recoupable costs and producer advances, less allowances of $1,898 and $1,074, respectively	2,771	3,421
Film costs, net	2,579	5,705
Goodwill	3,743	3,743
Other identifiable intangible assets, net	45	673
Deferred tax assets	1,658	349
Other assets	879	1,320

Total assets	$61,473	$61,813

Liabilities and equity
Current liabilities:
Accounts payable	$1,571	$1,103
Producers payable	1,089	951
Deferred revenue	863	685
Accrued compensation	1,607	1,802
Deferred producer liabilities	1,654	1,377
Short-term debt	500	1,000
Deferred tax liabilities	46	107
Accrued and other liabilities	1,910	1,823

Total current liabilities	9,240	8,848

Taxes payable	116	309
Other long-term liabilities	519	528

Total liabilities	9,875	9,685

Commitments and contingencies (Note 13)
Equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 19,201 and 19,432 shares issued and outstanding, respectively	2	2
Additional paid-in capital	55,169	54,929
Accumulated deficit	(3,460)	(2,735)
Accumulated other comprehensive loss	(69)	(68)

Total New Frontier Media, Inc. shareholders' equity	51,642	52,128
Noncontrolling interests	(44)	—

Total equity	51,598	52,128

Total liabilities and equity	$61,473	$61,813

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2011	2010	2009
Net revenue	$48,709	$50,428	$52,595
Cost of sales	20,486	19,858	15,938

Gross margin	28,223	30,570	36,657

Operating expenses:
Sales and marketing	8,665	8,072	8,559
General and administrative	18,123	16,238	16,519
Charge for goodwill impairment	—	4,856	10,009
Charge for asset impairments other than goodwill	2,599	1,497	1,062

Total operating expenses	29,387	30,663	36,149

Operating income (loss)	(1,164)	(93)	508

Other income (expense):
Interest income	89	49	208
Interest expense	(89)	(243)	(208)
Reversal of interest expense for uncertain tax positions	35	—	429
Other income, net	20	12	2

Total other income (expense)	55	(182)	431

Income (loss) from continuing operations before income tax benefit (expense)	(1,109)	(275)	939
Income tax benefit (expense)	349	(838)	(3,909)

Loss from continuing operations	(760)	(1,113)	(2,970)
Loss from discontinued operations, net of income tax benefit of $5, $391 and $1,313, respectively	(9)	(625)	(2,218)

Net loss	(769)	(1,738)	(5,188)
Add: Net loss attributable to noncontrolling interests	44	—	—

Net loss attributable to New Frontier Media, Inc. shareholders	$(725)	$(1,738)	$(5,188)

Amounts attributable to New Frontier Media, Inc. shareholders:
Loss from continuing operations	$(716)	$(1,113)	$(2,970)
Loss from discontinued operations, net of income tax benefit of $5, $391 and $1,313, respectively	(9)	(625)	(2,218)

Net loss	$(725)	$(1,738)	$(5,188)

Per share information attributable to New Frontier Media, Inc. shareholders:
Basic loss per share:
Continuing operations	$(0.04)	$(0.06)	$(0.13)
Discontinued operations	(0.00)	(0.03)	(0.10)

Net basic loss per share(1)	$(0.04)	$(0.09)	$(0.24)

Diluted loss per share:
Continuing operations	$(0.04)	$(0.06)	$(0.13)
Discontinued operations	(0.00)	(0.03)	(0.10)

Net diluted loss per share(1)	$(0.04)	$(0.09)	$(0.24)

(1)
May not sum due to rounding.

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended March 31,
	2011	2010	2009
Net loss	$(769)	$(1,738)	$(5,188)
Other comprehensive income (loss):
Unrealized gain on investments	—	—	10
Currency translation adjustment	(1)	64	(132)

Total comprehensive loss	(770)	(1,674)	(5,310)
Add: Net loss attributable to noncontrolling interests	44	—	—

Total comprehensive loss attributable to New Frontier Media, Inc. shareholders	$(726)	$(1,674)	$(5,310)

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in thousands, except per share amounts)

	Common Stock $.0001 Par Value					Total New Frontier Media, Inc. Shareholders' Equity
				Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital				Noncontrolling Interest
	Shares	Amounts						Total Equity
Balance as of March 31, 2008	23,775	$2	$61,854	$4,191	$(10)	$66,037	$—	$66,037
Purchases of common stock	(4,281)	—	(9,058)	—	—	(9,058)	—	(9,058)
Share-based compensation	—	—	902	—	—	902	—	902
Reversal of tax benefit for stock option forfeitures/cancellations	—	—	(54)	—	—	(54)	—	(54)
Reversal of uncertain tax position for capital transaction	—	—	1,058	—	—	1,058	—	1,058
Unrealized gain on investments	—	—	—	—	10	10	—	10
Currency translation adjustment	—	—	—	—	(132)	(132)	—	(132)
Net loss attributable to New Frontier Media, Inc. shareholders	—	—	—	(5,188)	—	(5,188)	—	(5,188)

Balance as of March 31, 2009	19,494	2	54,702	(997)	(132)	53,575	—	53,575
Purchases of common stock	(62)	—	(123)	—	—	(123)	—	(123)
Share-based compensation	—	—	555	—	—	555	—	555
Reversal of tax benefit for stock option forfeitures/cancellations	—	—	(205)	—	—	(205)	—	(205)
Currency translation adjustment	—	—	—	—	64	64	—	64
Net loss attributable to New Frontier Media, Inc. shareholders	—	—	—	(1,738)	—	(1,738)	—	(1,738)

Balance as of March 31, 2010	19,432	2	54,929	(2,735)	(68)	52,128	—	52,128
Purchases of common stock	(231)	—	(363)	—	—	(363)	—	(363)
Share-based compensation	—	—	608	—	—	608	—	608
Reversal of tax benefit for stock option forfeitures/cancellations	—	—	(5)	—	—	(5)	—	(5)
Currency translation adjustment	—	—	—	—	(1)	(1)	—	(1)
Noncontrolling interest	—	—	—	—	—	—	(44)	(44)
Net loss attributable to New Frontier Media, Inc. shareholders	—	—	—	(725)	—	(725)	—	(725)

Balance as of March 31, 2011	19,201	$2	$55,169	$(3,460)	$(69)	$51,642	$(44)	$51,598

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(769)	$(1,738)	$(5,188)
Add: Loss from discontinued operations	9	625	2,218

Loss from continuing operations	(760)	(1,113)	(2,970)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	9,118	8,835	8,706
Share-based compensation	608	555	907
Deferred taxes	(1,374)	(925)	625
Charge for goodwill impairment	—	4,856	10,009
Charge for asset impairments other than goodwill	2,599	1,497	1,062
Reversal of uncertain tax positions	(193)	—	(429)
Reversal of interest expense for uncertain tax positions	(35)	—	(429)
Changes in operating assets and liabilities:
Accounts receivable	1,715	(172)	3,635
Accounts payable	475	(705)	(537)
Content and distribution rights	(4,736)	(4,060)	(4,171)
Film costs	(1,024)	(2,919)	(2,762)
Deferred producer-for-hire costs	625	(566)	(60)
Deferred revenue	198	(60)	(263)
Deferred producer liabilities	277	(593)	1,970
Producers payable	138	1	(62)
Taxes receivable and payable	73	172	1,082
Accrued compensation	(195)	649	(637)
Recoupable costs and producer advances	649	1,578	(2,551)
Other assets and liabilities	(555)	(557)	(2,465)

Net cash provided by operating activities of continuing operations	7,603	6,473	10,660
Net cash used in operating activities of discontinued operations	(34)	(1,061)	(2,155)

Net cash provided by operating activities	7,569	5,412	8,505

Cash flows from investing activities:
Purchases of investments	—	(1,000)	(2,011)
Redemptions of investments	—	1,090	2,846
Purchases of property and equipment	(5,014)	(1,064)	(2,307)
Purchases of intangible assets	(2)	(108)	(297)
Payment of related party note arising from business acquisition	—	—	(21)

Net cash used in investing activities of continuing operations	(5,016)	(1,082)	(1,790)
Net cash provided by (used in) investing activities of discontinued operations	—	9	(906)

Net cash used in investing activities	(5,016)	(1,073)	(2,696)

Cash flows from financing activities:
Payments on short-term debt	(500)	(6,000)	—
Proceeds from short-term debt	—	3,000	4,000
Purchases of common stock	(363)	(123)	(9,058)
Payment of long-term seller financing	(95)	(75)	—
Payment of dividends	—	—	(2,982)

Net cash used in financing activities of continuing operations	(958)	(3,198)	(8,040)
Net cash provided by (used in) financing activities of discontinued operations	—	—	—

Net cash used in financing activities	(958)	(3,198)	(8,040)

Net increase (decrease) in cash and cash equivalents	1,595	1,141	(2,231)
Effect of exchange rate changes on cash and cash equivalents	5	(3)	(45)
Cash and cash equivalents, beginning of year	17,187	16,049	18,325

Cash and cash equivalents, end of year	$18,787	$17,187	$16,049

Supplemental cash flow data:
Interest paid	$57	$246	$73

Income taxes paid	$938	$1,379	$2,452

Noncash investing and financing activities:
Exchange of equipment	$430	$—	$—

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        New Frontier Media, Inc. is a publicly traded holding company for its operating subsidiaries, which are reflected in the Transactional TV, Film Production, Direct-to-Consumer and Corporate Administration segments.

Transactional TV Segment

        The Transactional TV segment generates revenue by providing adult programming to cable multiple system operators (MSOs) and direct broadcast satellite (DBS) providers. The Transactional TV segment is able to provide a variety of editing styles and programming mixes to a broad range of consumers. We earn a percentage of revenue, or split, for each video-on-demand (VOD), pay-per-view (PPV) or subscription that is purchased on customer platforms.

Film Production Segment

        The Film Production segment derives revenue from: a) the production and distribution of original motion pictures including erotic thrillers and horror movies (collectively, owned content), which is provided through MRG Entertainment, Inc.; b) the distribution of third party films where it acts as a sales agent for the product (repped content), which is provided through Lightning Entertainment Group, Inc.; and c) the provision of contract film production services to major Hollywood studios (producer-for-hire arrangements).

Direct-to-Consumer Segment

        The Direct-to-Consumer segment generates revenue primarily by selling memberships to our adult consumer websites. The Direct-to-Consumer segment also historically operated an internet protocol television (IPTV) set-top box business beginning in late fiscal year 2008. We restructured the IPTV operations in the fourth quarter of fiscal year 2009 and discontinued the IPTV operations in the fourth quarter of fiscal year 2010. See Note 18—Discontinued Operations for additional discussion.

Corporate Administration Segment

        The Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production or Direct-to-Consumer segments.

Noncontrolling Interests

        During the third quarter of fiscal year 2011, we entered into an agreement to create an entity within the Transactional TV segment to develop new channel services. We control a majority of the entity's common stock, and our consolidated financial statements include the accounts of the entity. The net loss applicable to the noncontrolling interests of the entity are presented as net loss attributable to noncontrolling interests in the consolidated statements of operations and consolidated statements of comprehensive loss, and the portion of the equity applicable to the noncontrolling interests of the entity are presented as noncontrolling interests in the consolidated balance sheets and consolidated statements of total equity.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of New Frontier Media, Inc. and its wholly owned and majority controlled subsidiaries (collectively herein referred to as New Frontier Media, we, our and other similar pronouns). All intercompany accounts, transactions and profits have been eliminated in consolidation.

Use of Estimates

        We are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The accounting estimates that require our most significant, difficult and subjective judgments include:

  •
  the estimated revenue for certain Transactional TV segment VOD and PPV services;

  •
  the recognition and measurement of income tax expenses, assets and liabilities (including the measurement of uncertain tax positions and valuation of deferred tax assets);

  •
  the assessment of film costs and the forecast of anticipated revenue (ultimate revenue), which is used to amortize film costs;

  •
  the determination of the allowance for unrecoverable accounts, which reserves for certain recoupable costs and producer advances that are not expected to be recovered;

  •
  the amortization methodology and valuation of content and distribution rights; and

  •
  the valuation of goodwill, other identifiable intangible and other long-lived assets.

        We base our estimates and judgments on historical experience and on various other factors that are considered reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Reclassifications

        Certain prior year amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current year's presentation. Charges to the allowance for unrecoverable accounts are reflected in the general and administrative line item within operating expenses and were previously reflected in the charge for asset impairments other than goodwill line item within operating expenses. The charges were approximately $0.8 million and $0.2 million during the fiscal years ended March 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash in financial institutions and cash equivalents, which are highly liquid investment instruments with original maturities of less than 90 days. We had approximately $0.1 million of cash held in foreign financial institutions as of March 31, 2011.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Cash

        Restricted cash during the periods presented includes amounts that are contractually restricted in connection with agreements between us and certain film producers.

Federal Deposit Insurance Limits

        We maintain cash deposits with financial institutions, which exceed federally insured limits. As of March 31, 2011, we exceeded the federally insured limits by approximately $17.9 million. We periodically assess the financial condition of the institutions and estimate that the risk of any loss from uninsured deposits is low.

Fair Value of Financial Instruments

        The carrying amounts of financial instruments, including cash, cash equivalents, accounts receivable, accounts payable, accrued liabilities, short-term debt, and certain other current assets and liabilities approximate fair value because of their generally short maturities. See Note 4—Fair Value Measurements for additional detail and discussion.

Accounts Receivable

        The majority of our accounts receivable are due from customers in the cable and satellite industries and from the film distribution industry. Credit is extended based on an evaluation of a customer's financial condition and collateral is not required. Accounts receivable are stated at amounts due from customers less an allowance for doubtful accounts. Customer balances that remain outstanding longer than the contractual payment terms are considered past due. We determine our allowance for doubtful accounts on a quarterly basis by considering a number of factors, including the length of time accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation to us, and the condition of the general economy and the cable, satellite and film distribution industries as a whole. Bad debt is reflected as a component of operating expenses in the consolidated statements of operations. When a specific account receivable is determined to be uncollectible, we reduce both our accounts receivable and allowance for doubtful accounts accordingly.

        Accounts receivable balances associated with the Film Production segment's repped content include the entire license fee due to us from the licensee. Amounts collected for these receivables are disbursed to us and the producers of the licensed films in accordance with the terms of the related producer agreements.

Accrued and Other Liabilities

        Accrued and other liabilities included approximately $0.3 million and $0.5 million of accrued transport fees as of March 31, 2011 and 2010, respectively, and accrued insurance premiums of approximately $0.5 million as of March 31, 2011 and 2010. No other individual current liability amounts within accrued and other liabilities were in excess of 5% of total current liabilities as of March 31, 2011 or 2010.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

        Property and equipment are stated at historical cost less accumulated depreciation. The cost of maintenance and repairs to property and equipment is expensed as incurred, and significant additions and improvements are capitalized. The capitalized costs of leasehold and tenant improvements are depreciated using a straight-line method over the lesser of the estimated useful life of the assets or the expected term of the related leases. All other property and equipment assets are depreciated using a straight-line method over the estimated useful lives of the assets. As of March 31, 2011, the estimated useful lives of property and equipment were as follows:

Furniture and fixtures	3 to 5 years
Computers, equipment and servers	3 to 7 years
Leasehold and tenant improvements	2 to 10 years

Content and Distribution Rights

        The Transactional TV segment's content and distribution rights library primarily consists of licensed films. We capitalize the costs associated with the content and distribution rights as well as certain editing and production costs and amortize these capitalized costs on a straight-line basis over the lesser of the license term or estimated useful life (generally 5 years). These costs are amortized using a basis that is consistent with the manner in which the related revenue is expected to be recognized. We amortize the cost of content and distribution rights on a straight-line basis because each usage of the films is expected to generate similar revenue, and the revenue for the films is expected to be recognized ratably over the related license term. We regularly review and evaluate the appropriateness of amortizing content and distribution rights costs on a straight-line basis as opposed to an alternative method of amortization such as an accelerated basis. Based on these analyses, we determined that the amortization of the capitalized costs using a straight-line basis most accurately reflects the manner in which the revenue for the related films will be recognized.

        We periodically review the content library and assess whether the unamortized cost approximates the estimated net realizable value of the library based on expected forecast results. In the event that the unamortized costs exceed the estimated net realizable value of the film library, we will expense the excess of the unamortized costs to reduce the carrying value to the estimated net realizable value. See Note 7—Content and Distribution Rights for additional detail and discussion on content and distribution rights impairment.

Recoupable Costs and Producer Advances

        Recoupable costs and producer advances represent amounts paid by us that are expected to be subsequently recovered through the collection of fees associated with the licensing of repped content. In connection with the Film Production segment's repped content operations, we enter into sales agency agreements whereby we act as a sales agent for a producer's film (Sales Agency Agreements). These Sales Agency Agreements typically include provisions whereby certain costs that are incurred for promotion related activities will be paid by us on behalf of the producer (such as movie trailer and advertising material costs). We may also pay the producer an advance for the related film prior to the distribution of such film. As we subsequently license the producer's film and license fees are collected, the recoupable costs and producer advances are recovered by us through these license fee collections.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

License fees typically are not paid to the producer of the related film until such recoupable costs and producer advances have been fully recovered.

        Recoupable costs and producer advances are stated at the amounts contractually recoverable through collection of future license fees net of an allowance for unrecoverable accounts. The allowance for unrecoverable accounts reflects any loss anticipated from unrecovered recoupable costs and producer advances. Charges to adjust the allowance for unrecoverable accounts are reflected as a component of operating expenses in the consolidated statements of operations. We evaluate recoupable costs and producer advances on an individual film-by-film basis each quarter based on a number of factors including our historical experience with charges to the allowance, estimates of future license fee collections, estimates of future recoupable costs to be incurred, and the condition of the general economy and film industry as a whole. During the fiscal years ended March 31, 2011, 2010 and 2009, we incurred charges related to the allowance for unrecoverable accounts of approximately $0.8 million, $0.8 million and $0.2 million, respectively.

Film Costs

        We capitalize the Film Production segment's costs incurred for film production including costs to develop, acquire and produce films, which primarily consist of salaries, equipment and overhead costs, as well as the cost to acquire rights to films. Film costs include amounts for completed films and films still in development. Production overhead, a component of film costs, includes allocable costs of individuals or departments with exclusive or significant responsibility for the production of the films. Interest expense associated with film costs is not capitalized because the duration of productions is short-term in nature. Films are typically direct-to-television in nature. Film costs are stated at the lower of cost, less accumulated amortization, or fair value.

        Capitalized film costs are amortized as an expense within cost of sales using the film forecast method. Under this method, capitalized film costs are expensed based on the proportion of the film's revenue recognized for such period relative to the film's estimated remaining ultimate revenue, not to exceed ten years. Ultimate revenue is the estimated total revenue expected to be recognized over a film's useful life. Ultimate revenue for new films is typically estimated using actual historical performance of comparable films that are similar in nature (such as production cost and genre). Film revenue associated with this method includes amounts from all sources on an individual-film-forecast-computation method. Estimates of ultimate revenue are reviewed quarterly and adjusted if appropriate, and amortization is also adjusted on a prospective basis for such a change in estimate. Changes in estimated ultimate revenue could be due to a variety of factors, including the proportional buy rates of the content as compared to competitive content as well as the level of market acceptance of the television product.

        Film costs are reviewed for impairment on a film-by-film basis each quarterly reporting period. We record an impairment charge when the fair value of the film is less than the unamortized cost. Examples of events or circumstances that could result in an impairment charge for film costs include the underperformance of a film as compared to expectations or a downward adjustment in the estimated future performance of a film due to an adverse change in the general business climate. Impairment charges associated with film costs could have a material impact on our financial position and results of operations in future periods.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        See Note 8—Film Costs for additional detail and discussion on film cost impairments.

Goodwill and Other Identifiable Intangible Assets

        We record goodwill when the purchase price of an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is tested for impairment at the operating segment level, which is equivalent to our reporting units, on an annual basis (March 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include, but are not limited to, a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment in the determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using considerations of various valuation methodologies which could include income and market valuation approaches. The income approach involves discounting the reporting unit's projected free cash flow at its weighted average cost of capital, and the market approach considers comparable publicly traded company valuations and recent merger and acquisition valuations. The analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts; estimation of the long-term rate of growth; determination of the weighted average cost of capital; and other similar estimates. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. We allocate goodwill to each reporting unit based on the operating segment expected to benefit from the related acquisition and/or combination.

        As an overall test of the reasonableness of the estimated fair value of the reporting units and the consolidated Company, we also perform a reconciliation of the fair value estimates for the reporting units to our market capitalization. The reconciliation considers a control premium based on merger and acquisition transactions within the media and entertainment industry and other available information. A control premium is the amount that a buyer is willing to pay over the current market price of a company as indicated by the traded price per share (i.e., market capitalization), in order to acquire a controlling interest. The premium is justified by the expected synergies, such as the expected increase in cash flow resulting from cost savings and revenue enhancements.

        Other identifiable intangible assets subject to amortization have primarily included amounts paid to acquire non-compete agreements with certain key executives, contractual and non-contractual customer relationships, intellectual property rights, patents and websites. These costs are capitalized and amortized on a straight-line basis over their estimated useful lives, which is typically five years. Other identifiable intangible asset balances are removed from the gross asset and accumulated amortization amounts in the period in which they become fully amortized or impaired and are no longer in use. For intellectual property and patents, the assets are not removed until our legal claim to the assets has expired. Other identifiable intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of such assets, we consider whether the estimated undiscounted future net cash flows of the individual assets are less than the related assets' carrying value and if so, we record an impairment loss for the excess recorded carrying value of the asset as compared to its fair value. See Note 4—Fair Value Measurements for additional detail and discussion on other identifiable intangible asset impairments.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        See Note 5—Goodwill and Other Identifiable Intangible Assets for additional detail and discussion on goodwill and other identifiable intangible asset impairments.

Long-Lived Assets

        We continually review long-lived assets that are held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating the fair value and future benefits of such assets, we consider whether the estimated undiscounted future net cash flows of the individual assets are less than the related assets' carrying value and if so, we record an impairment loss for the excess recorded carrying value of the asset as compared to its fair value. See Note 4—Fair Value Measurements for additional detail and discussion on long-lived asset impairments.

Deferred Producer Liabilities

        Deferred producer liabilities are recorded upon the billing of repped content license fees. Deferred producer liabilities represent outstanding amounts due to the producer or that are to be retained by us upon the collection of license fee amounts related to the sale of repped content by the Film Production segment. In accordance with the Sales Agency Agreements we enter into with repped content producers, when license fees associated with sales of repped content are collected, the amounts are paid to the producer and/or are retained by us. We retain amounts for sales agency commissions, recovery of outstanding recoupable costs and producer advances (Recoupable Costs) or as market fee revenue. The terms of the Sales Agency Agreements provide that collected license fees are distributed to the producer and/or are retained by us based on a specific allocation order as defined by each agreement. The allocation order is dependent on certain criteria including total license fee collections, outstanding Recoupable Costs balances and certain other criteria as specified by the Sales Agency Agreements. As these criteria cannot be reasonably determined until the license fees are collected, the appropriate allocation order of uncollected license fees cannot be established. Accordingly, the uncollected license fee amounts are recorded as deferred producer liabilities until such time as the amounts are collected and the allocation order can be reasonably determined.

Revenue Recognition

        Our revenue consists primarily of fees earned through the distribution of programming content through various media outlets including dedicated PPV channels and VOD categories that are distributed on cable and DBS platforms, premium movie channels, pay and free television channels and other available media outlets. Revenue is recognized when persuasive evidence of an arrangement exists as is typically evidenced through an executed contract, the services have been rendered or delivery conditions as described in the related contract have been satisfied, the license period related to the content has begun and the customer can begin exploitation of the content, the fee is fixed or determinable and collection of fees is reasonably assured. The process involved in evaluating the appropriateness of revenue recognition involves judgment including estimating monthly revenue based on historical data and determining collectability of fees.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Transactional TV Segment VOD and PPV Services

        The Transactional TV segment's VOD and PPV revenue are recognized based on buys and monthly subscriber counts reported each month by cable MSOs and DBS providers. We earn revenue by receiving a contractual percentage of the retail price paid by consumers of the content. Monthly sales information is not typically reported to the Transactional TV segment until approximately 30 - 90 days after the month of service, which requires management to make monthly revenue estimates based on the Transactional TV segment's historical experience with each customer. The revenue estimates may be subsequently adjusted to reflect the actual amount earned upon receipt of the monthly sales reports.

Film Production Segment Owned Content Licensing

        Revenue from the licensing of owned content is recognized when persuasive evidence of an arrangement exists as is typically evidenced through an executed contract, the delivery conditions of the completed film have been satisfied as required in the contract, the license period of the arrangement has begun, the fee is fixed or determinable and collection of the fees is reasonably assured. For agreements that involve the distribution of content through VOD and PPV services and retail markets, we are unable to determine or reasonably estimate the revenue earned from customers in advance of receiving the reported earnings because the performance materially varies by film and from period to period. As a result, licensing revenue from these arrangements is not recognized until the amounts are reported by the customers.

Film Production Segment Repped Content Licensing

        We recognize revenue from represented film licensing activities on a net basis as an agent. The revenue recognized for these transactions represents only the sales agency fee earned on the total content licensing fee. The producers' share of the licensing fee is recorded as a liability until the balance is remitted to the producer. For agreements that involve the distribution of content through VOD and PPV services and retail markets, we are unable to determine or reasonably estimate the revenue earned from customers in advance of receiving the reported earnings because the performance materially varies by film and from period to period. As a result, licensing revenue from these arrangements is not recognized until the amounts are reported by the customers.

        The agreements entered into with the producers may also provide for a marketing fee that can be earned by us. The marketing fee is stated as a fixed amount and is contractually earned upon collection of sufficient film licensing fees as defined by the contract, the terms of which vary depending on film quality, distribution markets and other factors. We recognize marketing fees as revenue when the amounts become determinable and the collection of the fee has occurred as defined by the respective contract.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Multiple Element Transactions

        From time to time, we enter into transactions involving multiple elements. These multiple element transactions can involve the licensing of content (i.e., the licensing of multiple titles in a single agreement), the sale of content (i.e., the distribution of multiple titles in a single agreement), the sale of content and contemporaneous purchase of advertising (i.e., receiving a revenue percentage from a cable MSO or DBS operator and purchasing advertising space on that same operator's platform in a single agreement), or the licensing of content and contemporaneous purchase of advertising (i.e., licensing multiple titles and purchasing advertising space in a publication in a single agreement). Multiple element transactions require the exercise of judgment in determining the selling price or fair value of the different elements. The judgments impact the amount of revenue and expenses recognized over the term of the contract, as well as the period in which they are recognized.

        We account for multiple element transactions by first obtaining evidence of the selling price or fair value of the elements. In determining the selling price or fair value of the respective elements, we refer to quoted market prices, historical transactions or comparable transactions. If neither vendor specific objective evidence nor third party evidence is available to determine selling price or fair value, we use our best estimate for individual elements of an arrangement. Based on the determined selling price or fair values of each element of the transaction, the value of the single agreement is allocated to each deliverable based on each element's proportional fair value.

Producer-for-Hire Arrangements

        Our Film Production segment periodically acts as a producer-for-hire for customers. Through these arrangements, we provide services and incur costs associated with the film production and we earn a fee for our services once the film has been delivered to the customer. We maintain no ownership rights for the produced content. Revenue for these arrangements is recognized when persuasive evidence of an arrangement exists as evidenced by an executed contract, the film has been delivered to the customer in accordance with the contract terms, the fee is fixed and determinable and collection is reasonably assured. The costs incurred for production in these arrangements are initially recorded as a deferred cost within the current assets section of the balance sheet, and the deferred costs are subsequently recorded as a cost of sales when we recognize revenue for the related services. During the fiscal years ended March 31, 2011 and 2010, we completed and recognized revenue on producer-for-hire arrangements of $4.0 million and $3.9 million, respectively. We did not recognize any material producer-for-hire revenue during the fiscal year ended March 31, 2009. As of March 31, 2011, we had no deferred costs recorded in connection with producer-for-hire arrangements.

Advertising Costs

        We expense advertising costs, which includes tradeshow and promotional related expenses, as incurred. Advertising costs during the fiscal years ended March 31, 2011, 2010 and 2009 were approximately $2.4 million, $2.3 million and $2.3 million, respectively.

Research and Development Costs

        Costs related to the research, design and development of products are charged to research and development expense as incurred. We did not incur any material research and development costs related to continuing operations during the fiscal years ended March 31, 2011, 2010 and 2009. Research

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and development costs related to discontinued operations during the fiscal year ended March 31, 2011 were immaterial. Research and development costs related to discontinued operations during the fiscal years ended March 31, 2010 and 2009 were approximately $0.2 million and $0.3 million, respectively.

Employee Equity Incentive Plans

        We have an employee equity incentive plan, which is described more fully in Note 3—Employee Equity Incentive Plans. Employee equity awards are accounted for under the fair value method. Accordingly, we measure share-based compensation at the grant date based on the fair value of the award. We use the straight-line attribution method to expense the fair value of the award over the related service period.

        We use the Black-Scholes option pricing model to estimate the fair value of options granted. Volatility assumptions are derived using historical volatility data. The expected term data is stratified between officers and non-officers and determined using the weighted average exercise behavior for these two groups of employees. The dividend yield assumption is based on estimates of dividends to be declared in the future. Share-based compensation expense is based on awards ultimately expected to vest, reduced for estimated forfeitures. Forfeiture rates are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates are estimated based on historical experience and are stratified between officers and non-officers.

Income Taxes

        We make certain estimates and judgments in determining the income tax benefit (expense). These estimates and judgments are used in the determination of tax credits, benefits and deductions, uncertain tax positions, and the calculation of certain tax assets and liabilities which are a result of differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. We also use estimates and judgments in determining interest and penalties on uncertain tax positions. Significant changes to these estimates could result in a material change to the income tax benefit (expense) in subsequent periods.

        We periodically evaluate the likelihood that we will be able to recover deferred tax assets. We have no material deferred tax asset valuation allowances and estimate that our deferred tax assets will be recoverable. If these estimates were to change and the assessment indicated we would be unable to recover the deferred tax assets, we would increase the income tax expense in the period of the change in estimate.

        The calculation of long-term taxes payable involves dealing with uncertainties in the application of tax regulations. We account for uncertain tax positions using a two-step approach to recognizing and measuring uncertain tax position liabilities. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This process is based on various factors including, but not limited to, changes in facts and circumstances, changes in tax law, settlement of issues under audit, and new audit activity. Changes to these factors and estimates regarding these factors could result in the recognition of an income tax benefit or an additional charge to the income tax expense.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss per Share

        Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of outstanding warrants and stock options. There is no dilutive effect on the diluted loss per share from outstanding warrants or stock options because inclusion of these items would be antidilutive.

Comprehensive Loss

        The comprehensive loss includes all changes in equity (net assets) during the period from non-owner sources. During the periods presented, comprehensive loss includes our net loss, unrealized gain on investments and the cumulative adjustment from foreign currency translation.

Foreign Currency Translations

        The functional currency for all of our U.S. based subsidiaries is the U.S. dollar. The functional currency for our foreign subsidiaries is the local currency. Assets and liabilities denominated in foreign currencies are translated using the exchange rates on the balance sheet dates. Revenues and expenses are translated using the average exchange rates prevailing during the periods presented. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive loss within the equity section of the consolidated balance sheets. Foreign currency transaction gains and losses are reported in the operating expenses section of the consolidated statements of operations.

Recently Issued Accounting Pronouncements

        From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our results of operations and financial position.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—LOSS PER SHARE

        The components of basic and diluted loss per share from continuing operations attributable to New Frontier Media, Inc. shareholders for the three fiscal years ended March 31 were as follows (in thousands, except per share data):

	2011	2010	2009
Loss from continuing operations attributable to New Frontier Media, Inc. shareholders	$(716)	$(1,113)	$(2,970)

Weighted average shares outstanding	19,291	19,481	22,039
Effect of dilutive securities	—	—	—

Weighted average diluted shares	19,291	19,481	22,039

Basic loss per share from continuing operations attributable to New Frontier Media, Inc. shareholders	$(0.04)	$(0.06)	$(0.13)

Diluted loss per share from continuing operations attributable to New Frontier Media, Inc. shareholders	$(0.04)	$(0.06)	$(0.13)

NOTE 3—EMPLOYEE EQUITY INCENTIVE PLANS

Equity Plan

        We adopted the New Frontier Media, Inc. 2010 Equity Incentive Plan (the 2010 Plan) in August 2010. The 2010 Plan replaces the New Frontier Media, Inc. 2007 Stock Incentive Plan. The 2010 Plan was approved by our shareholders, and the purpose of the 2010 Plan is to encourage the further growth and development of the Company by providing equity and related awards to selected directors and employees. The 2010 Plan is also intended to assist in attracting and retaining employees and directors, to optimize profitability and to promote teamwork. Under the 2010 Plan, employees and directors may be granted incentive stock options, restricted stock, bonus stock and other awards, or any combination thereof. There were 1,250,000 shares of our common stock originally authorized for issuance under the 2010 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 312,500. Awards granted under the 2010 Plan that subsequently are forfeited or cancelled may be reissued under the provisions of the 2010 Plan. Awards may be granted to employees and non-employee directors with exercise prices equal to, or in excess of, the fair market value of the underlying common stock at the date of grant. Generally, the stock options vest ratably over a four-year period and expire ten years from the date of grant.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—EMPLOYEE EQUITY INCENTIVE PLANS (Continued)

Share-Based Compensation

        The weighted average estimated fair value of stock option grants and the weighted average assumptions that were used in calculating such values for the three fiscal years ended March 31 were as follows:

	2011	2010	2009
Weighted average estimated fair value per award	$0.77	$0.91	$2.33
Expected term from grant date (in years)	5	5	5
Risk free interest rate	2.0%	2.4%	2.7%
Expected volatility	56%	56%	52%
Expected dividend yield	—%	—%	—%

        Share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, which considers estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize the expense or benefit from the effect of adjusting the estimated forfeiture rate in the period that the forfeiture estimate changes. The effect of forfeiture adjustments during the fiscal years ended March 31, 2011, 2010, and 2009 was to reduce the related compensation expense by approximately $0.2 million, $0.3 million and $0.2 million, respectively.

        The following table summarizes the effects of share-based compensation from continuing operations resulting from options granted under our equity incentive plans for the three fiscal years ended March 31. This expense from continuing operations was included in cost of sales, sales and marketing expenses, and general and administrative expenses (in thousands, except per share amounts):

	2011	2010	2009
Share-based compensation expense before income taxes	$608	$555	$907
Income tax benefit	(213)	(189)	(363)

Total share-based compensation expense after income tax benefit	$395	$366	$544

Share-based compensation effects on basic and diluted loss per common share	$0.02	$0.02	$0.02

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—EMPLOYEE EQUITY INCENTIVE PLANS (Continued)

        Stock option transactions during the fiscal year ended March 31, 2011 are summarized as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of March 31, 2010	2,228,902	$5.11
Granted	75,000	1.98
Forfeited/expired	(132,725)	2.37

Outstanding as of March 31, 2011	2,171,177	5.17	6.2	$—

Options exercisable as of March 31, 2011	1,539,052	5.90	5.4	—

Options vested and expected to vest—non-officers	919,426	5.73	5.6	—

Options vested and expected to vest—officers	1,200,039	4.84	6.5	—

(1)
The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the period if unexercised.

        During the fiscal year ended March 31, 2010, approximately 28,000 warrants expired. There are no remaining outstanding warrants as of March 31, 2011.

        As of March 31, 2011, there was approximately $0.1 million and $0.4 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock option grants. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of one year.

NOTE 4—FAIR VALUE MEASUREMENTS

        The hierarchy below lists the three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. Fair value measurements are categorized in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

        We measure certain assets, such as goodwill, film costs and other identifiable intangible assets, at fair value on a nonrecurring basis when they are deemed to be impaired. The fair values are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the asset exceeds its fair value. The following table presents the assets measured at fair value on a nonrecurring basis as of March 31, 2011 (in thousands):

	Level 1	Level 2	Level 3		Net Fair Value
Film costs(1)	$—	$—	$354		$354
Other identifiable intangible assets(2)	—	—	—	*	—
Other long-lived assets(3)	—	—	200		200

Total	$—	$—	$554		$554

*
Fair values were measured using Level 3 inputs, and the fair values were zero.

(1)
Measurement relates to the Film Production segment film cost impairment analysis. See Note 8—Film Costs for additional discussion.

(2)
Measurement relates to the Direct-to-Consumer segment websites. See Note 5—Goodwill and Other Identifiable Intangible Assets for additional discussion.

(3)
Measurement relates to the Transactional TV segment other long-lived assets. The recorded carrying value of an asset was reduced to its estimated fair value based on management's estimates of assumptions that market participants would use in pricing the asset. As a result, we recorded a $0.1 million impairment charge within the charge for asset impairments other than goodwill line item in the consolidated statements of operations.

        The following table presents the assets measured at fair value on a nonrecurring basis as of March 31, 2010 (in thousands):

	Level 1	Level 2	Level 3		Net Fair Value
Goodwill(1)	$—	$—	$—	*	$—
Film costs(2)	—	—	257		257
Other identifiable intangible assets(3)	—	—	—	*	—
Assets held for sale(4)	—	—	134		134
Inventory(4)	—	—	—	*	—

Total	$—	$—	$391		$391

*
Fair values were measured using Level 3 inputs, and the fair values were zero.

(1)
Measurement relates to the Film Production segment goodwill impairment analysis. See Note 5—Goodwill and Other Identifiable Intangible Assets for additional discussion.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS (Continued)

(2)
Measurement relates to the Film Production segment film cost impairment analysis. See Note 8—Film Costs for additional discussion.

(3)
Measurement relates to the Direct-to-Consumer segment website and related software impairment analysis. See Note 5—Goodwill and Other Identifiable Intangible Assets for additional discussion.

(4)
Measurement relates to the discontinued IPTV set-top box equipment and inventory impairment analysis. See Note 18—Discontinued Operations for additional discussion.

NOTE 5—GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Goodwill

        Goodwill is classified within the segment that employs the goodwill in its operations. Changes in the carrying amount of goodwill during the fiscal years ended March 31, 2011 and 2010, by reportable segment, were as follows (in thousands):

	Transactional TV	Film Production	Total
Balance as of March 31, 2009	$3,743	$4,856	$8,599
Impairment	—	(4,856)	(4,856)

Balance as of March 31, 2010	3,743	—	3,743

Balance as of March 31, 2011	$3,743	$—	$3,743

Fiscal Year 2011 Impairment Testing

        We performed an annual impairment test on the Transactional TV segment's goodwill as of March 31, 2011 and engaged a third party valuation firm to assist with the test. The income and market valuation approaches were considered in determining the estimated fair value of the segment. The income valuation approach was more heavily weighted than the market valuation approach because (a) there was a lack of comparable public companies to consider for the market valuation approach, and (b) the income valuation approach was more representative of our unique operating performance characteristics relative to the comparable companies considered in the market valuation approach. The results of the analysis did not indicate any goodwill impairment for the Transactional TV segment.

        Due to the continued pressure on our stock price during the fiscal year ended March 31, 2011, our market capitalization was less than our shareholders' equity balance as of March 31, 2011. As an overall test of the reasonableness of the estimated fair value of our reporting units and consolidated Company, a reconciliation of the fair value estimates for our reporting units to our market capitalization was also performed as of March 31, 2011. The reconciliation considered a reasonable control premium based on merger and acquisition transactions within the media and entertainment industry and other relevant information. Based on the reconciliation, our fair value was in excess of our market capitalization and there was no indicator of additional goodwill impairment.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (Continued)

Fiscal Year 2010 Impairment Testing

        We performed annual impairment tests for our Transactional TV and Film Production segment goodwill as of March 31, 2010 and engaged a third party valuation firm to assist with the tests. The income and market valuation approaches were considered in determining the estimated fair value of the segments. For our Transactional TV segment, the market valuation approach was more heavily weighted than the income valuation approach because (a) our overall valuation was believed to be primarily based on the performance and results of the Transactional TV segment, and (b) the results of the Transactional TV segment represented the large majority of our overall activity. For our Film Production segment, the valuation methodologies were weighted equally. The results of the analysis did not indicate any goodwill impairment for the Transactional TV segment. The results of the analysis did indicate that the estimated fair value of our Film Production segment was less than the carrying value. We then performed additional analysis to estimate the implied fair value of goodwill. Based on this analysis, we recorded a goodwill impairment charge of $4.9 million to reduce the Film Production segment's goodwill from $4.9 million to the implied fair value of goodwill of zero. Although the fiscal year ended March 31, 2010 performance of the Film Production segment was consistent with our internal forecasts, conditions within the film markets continued to be challenging. As a result, we adjusted the five year forecast for the Film Production segment downward to reflect the expectation that film market conditions would remain depressed and decline further resulting in the goodwill impairment charge.

        Due to the continued pressure on our stock price during the fiscal year ended March 31, 2010, our market capitalization was less than our shareholders' equity balance as of March 31, 2010. As an overall test of the reasonableness of the estimated fair value of our reporting units and consolidated Company, a reconciliation of the fair value estimates for our reporting units to our market capitalization was also performed as of March 31, 2010. The reconciliation considered a reasonable control premium based on merger and acquisition transactions within the media and entertainment industry and other relevant information. Based on the reconciliation, our fair value was in excess of our market capitalization and there was no indicator of additional goodwill impairment.

Fiscal Year 2009 Impairment Testing

        During the third quarter of fiscal year 2009, we determined that continued adverse changes in the business climate and material revisions to the Film Production segment's internal three year forecasts based on lower than expected revenue for the third quarter of fiscal year 2009 were events that could indicate that the fair value of the reporting unit was less than its carrying amount. We therefore performed an impairment test for our Film Production segment as of December 31, 2008 and engaged a third party valuation firm to assist with the test. The income and market valuation approaches were considered in determining the estimated fair value of the segment. The income valuation approach was more heavily weighted than the market valuation approach primarily because (a) the comparable market valuation approach companies were not profitable in certain instances which required us to estimate enterprise value based on revenue multiples and revenue multiples are considered to be a less accurate measure of fair value as compared to alternative measures such as EBITDA, (b) the difference in the revenue multiples for the comparable companies were material and (c) there was a lack of comparability between the reporting unit and comparable companies. The results of the analysis indicated that the estimated fair value of the Film Production segment was less than the carrying value. We then performed additional analysis to estimate the implied fair value of goodwill. Based on this

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (Continued)

analysis, we recorded a goodwill impairment charge of $10.0 million to reduce the Film Production segment's goodwill from $14.9 million to the implied fair value of goodwill of $4.9 million. We also performed the annual goodwill impairment tests for the Transactional TV and Film Production segments as of March 31, 2009. The valuation methodologies for the Transactional TV and Film Production segments were similar to the methodologies used as of March 31, 2010 and December 31, 2008, respectively. The results of the analysis did not indicate any additional goodwill impairment.

        Due to the deterioration in the overall stock market during the second half of fiscal year 2009, our market capitalization was less than our shareholders' equity balance as of March 31, 2009. As an overall test of the reasonableness of the estimated fair value of our reporting units and consolidated Company, a reconciliation of the fair value estimates for the reporting units to our market capitalization was also performed as of March 31, 2009. The reconciliation considered a reasonable control premium based on merger and acquisition transactions within the media and entertainment industry and other relevant information. Based on the reconciliation, our fair value was in excess of our market capitalization and there was no indicator of additional goodwill impairment.

Other Identifiable Intangible Assets

        Other identifiable intangible assets that are subject to amortization as of March 31 were as follows (in thousands, except weighted average useful life):

		2011				2010
	Weighted Average Useful Life (Years)
		Gross Carrying Amounts	Accumulated Amortization	Impairment	Net	Gross Carrying Amounts	Accumulated Amortization	Impairment	Net
Non-compete agreements	5	$—	$—	$—	$—	$2,131	$(1,739)	$(47)	$345
Contractual/noncontractual relationships	5	—	—	—	—	1,375	(1,146)	—	229
Intellectual property	5	540	(126)	(414)	—	540	(126)	(414)	—
Websites	5	91	(54)	(37)	—	156	(65)	(54)	37
Patents	5	460	(107)	(353)	—	460	(107)	(353)	—
Other	6	87	(42)	—	45	234	(102)	(70)	62

		$1,178	$(329)	$(804)	$45	$4,896	$(3,285)	$(938)	$673

        Amortization expense for other identifiable intangible assets subject to amortization during the fiscal years ended March 31, 2011, 2010 and 2009 was approximately $0.6 million, $0.8 million, and $0.8 million, respectively. Amortization expense for other identifiable intangible assets subject to amortization for the fiscal year ending March 31, 2012 and thereafter is expected to be immaterial. The non-compete agreements and contractual/noncontractual relationships other identifiable intangible assets were fully amortized and no longer in use as of March 31, 2011. The related gross assets and accumulated amortization amounts were therefore removed and were not presented on the balance sheet as of March 31, 2011. During the fiscal years ended March 31, 2011 and 2010, we removed approximately $3.5 million and $0.4 million, respectively, of fully amortized other identifiable intangible assets that were no longer in use.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS (Continued)

        During the fourth quarter of the fiscal years ended March 31, 2011 and 2010, we determined that certain websites and related software used to manage our Direct-to-Consumer segment consumer websites no longer met our quality standards. The software did not provide sufficient support or functionality for content management, database interface, consumer facing websites, or reporting of website traffic. As a result, we ceased using the websites and software and determined the software would not provide any substantial service potential in the future. As a result, we recorded an immaterial impairment charge during the fiscal year ended March 31, 2011 and an impairment charge of $0.3 million during the fiscal year ended March 31, 2010 to reduce the fair value of the websites and related software to zero.

NOTE 6—PROPERTY AND EQUIPMENT

        The components of property and equipment as of March 31 were as follows (in thousands):

	2011	2010
Furniture and fixtures	$698	$701
Computers, equipment and servers	9,194	7,274
Leasehold and tenant improvements	4,156	2,816

Property and equipment, at cost	14,048	10,791
Less accumulated depreciation	(6,830)	(6,234)

Total property and equipment, net	$7,218	$4,557

        Depreciation expense was approximately $2.3 million, $1.7 million, and $1.7 million for the fiscal years ended March 31, 2011, 2010, and 2009, respectively. During the fiscal years ended March 31, 2011 and 2010, we retired approximately $2.5 million and $0.6 million, respectively, of fully depreciated property and equipment.

        During the fiscal year ended March 31, 2011, we acquired approximately $1.7 million of new storage equipment. We paid approximately $1.3 million in cash for the new equipment. Additionally, we exchanged certain equipment with a net book value of approximately $0.4 million. No gain or loss was recorded in connection with the transaction.

NOTE 7—CONTENT AND DISTRIBUTION RIGHTS

        The Transactional TV and Direct-to-Consumer segments' content and distribution rights consist of content licensing agreements and original productions. We capitalize the costs associated with the licenses, certain editing costs and content. These costs are amortized on a straight-line basis, typically

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—CONTENT AND DISTRIBUTION RIGHTS (Continued)

over 5 years. The components of content and distribution rights as of March 31 were as follows (in thousands):

	2011	2010
In release	$20,281	$19,705
Acquired, not yet released	1,013	1,341
In production	19	116
Accumulated amortization	(9,770)	(9,846)

Total content and distribution rights, net	$11,543	$11,316

        Amortization expense during the fiscal years ended March 31, 2011, 2010 and 2009 was approximately $4.1 million, $3.8 million and $3.6 million, respectively. During the fiscal years ended March 31, 2011 and 2010, we retired $3.5 million and $2.4 million, respectively, of fully amortized content and distribution rights. Additionally, we recorded impairment expenses of approximately $0.2 million during the fiscal year ended March 31, 2011 because certain content and distribution rights no longer met our quality standards for distribution. We had no material impairments of content and distribution rights during the fiscal years ended March 31, 2010 and 2009.

NOTE 8—FILM COSTS

        The components of film costs, which are primarily direct-to-television, were as follows as of March 31 (in thousands):

	2011	2010
In release	$18,474	$18,477
Completed, not yet released	500	82
In production	174	1,645
Accumulated amortization	(16,569)	(14,499)

Total film costs, net	$2,579	$5,705

        Amortization expense for the fiscal years ended March 31, 2011, 2010 and 2009 was approximately $2.1 million, $2.6 million and $2.7 million, respectively. We expect to amortize approximately $2.3 million in capitalized film costs during the fiscal year ending March 31, 2012. Additionally, we expect to amortize substantially all unamortized film costs for released films by March 31, 2014.

        During the second and fourth quarters of fiscal year 2011, we recorded impairment expenses of approximately $0.6 million and $1.6 million, respectively, associated with certain owned content films. During our second quarter film performance analysis, we adjusted downward the expected performance for certain films based on a continuation of underperformance as compared to expectations. During our fourth quarter film performance analysis, we adjusted downward the expected results for certain films based on a continued trend of lower than expected film performance and based on the recent departure of the segment's Co-Presidents. As a result, we performed further assessments on the films and determined the fair value of the films was less than the unamortized cost of the films, and the differences were recorded as impairment charges. This expense was recorded in the charge for asset impairments other than goodwill line item in the consolidated statements of operations. The fair value

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FILM COSTS (Continued)

of the films was estimated by discounting the film's projected cash flow by the weighted average cost of capital.

        During the fourth quarter of fiscal year 2010, we recorded impairment expenses of approximately $1.2 million associated with several Film Production segment owned content films. As part of the quarterly film performance analysis and in connection with the annual goodwill impairment analysis, we estimated that conditions within the film markets would continue to be challenging and adjusted downward the Film Production segment forecasts as well as certain estimated future film performance. As a result, we recorded impairment charges of approximately $1.2 million representing the difference in the unamortized film costs and the estimated fair value of the related films. This expense was recorded in the charge for asset impairments other than goodwill line item in the consolidated statements of operations. The fair value of the films was estimated by discounting the film's projected cash flow by the weighted average cost of capital.

        During the third quarter of fiscal year 2009, we recorded impairment expenses of approximately $1.1 million associated with several Film Production segment owned content films. As part of the quarterly film performance analysis and in connection with the annual goodwill impairment analysis, we estimated that conditions within the film markets would continue to be challenging and adjusted downward the Film Production segment forecasts as well as certain estimated future film performance. As a result, we recorded impairment charges of approximately $1.1 million representing the difference in the unamortized film costs and the estimated fair value of the related films. This expense was recorded in the charge for asset impairments other than goodwill line item in the consolidated statements of operations. The fair value of the films was estimated by discounting the film's projected cash flow by the weighted average cost of capital.

NOTE 9—INCOME TAXES

        The components of the continuing operations income tax benefit (expense) for the three years ended March 31 were as follows (in thousands):

	2011	2010	2009
Current
Federal	$(971)	$(1,469)	$(3,460)
State	(63)	(186)	(636)

Total current	(1,034)	(1,655)	(4,096)

Deferred
Federal	1,359	715	167
State	24	102	20

Total deferred	1,383	817	187

Total	$349	$(838)	$(3,909)

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        A reconciliation of the expected income tax benefit (expense) computed using the federal statutory income tax rate to our recorded income tax benefit (expense) for continuing operations is as follows for the three years ended March 31 (in thousands):

	2011	2010	2009
Income tax computed at federal statutory tax rate of 35%	$388	$96	$(329)
State taxes, net of federal benefit	10	(83)	(338)
Non-deductible goodwill impairment	—	(1,700)	(3,503)
Reversal of uncertain tax positions	193	—	429
Federal research and development tax credits	63	751	—
Meals and entertainment	(88)	(50)	(97)
Share-based compensation	(59)	(45)	(57)
Other permanent differences, net	(158)	193	(14)

Total	$349	$(838)	$(3,909)

        Significant components of our deferred tax liabilities and assets as of March 31 were as follows (in thousands):

	2011	2010
Deferred tax liabilities:
Depreciation	$(993)	$(426)
Goodwill	(1,287)	(972)
Film library	(943)	(1,010)
Tax method changes	(1,001)	(1,499)
Other identifiable intangible assets	—	(107)
Other	(54)	(75)

Total deferred tax liabilities	(4,278)	(4,089)

Deferred tax assets:
Net operating loss carryforward	650	945
Deferred revenue	40	70
Asset disposition, impairment and other reserves	2,113	1,166
Allowance for unrecoverable and doubtful accounts	784	499
Share-based compensation	988	838
Amortization	235	306
Accruals	180	130
Other identifiable intangible assets	541	466
Tax credits	257	—
Other	116	131

Gross deferred tax assets	5,904	4,551
Valuation allowance	(14)	(220)

Total deferred tax assets	5,890	4,331

Net deferred tax assets	$1,612	$242

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We establish valuation allowances when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. As of March 31, 2011, we determined that it was more likely than not that deferred tax assets associated with capital losses would not be realized and recorded an immaterial valuation allowance for the full capital loss deferred tax asset as of March 31, 2011. We had no other valuation allowances as of March 31, 2011.

        We have domestic net operating loss carryforwards of approximately $1.7 million for federal income tax purposes, which expire through 2019. For tax purposes, there is an annual limitation of approximately $0.2 million for the remaining 8 years on all of our net operating loss under Internal Revenue Code Section 382. Internal Revenue Code Section 382 also places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. When a change occurs, the actual utilization of net operating loss carryforwards is limited annually to a percentage of our fair market value at the time of such change. We also have tax credits associated with certain foreign tax withholdings. The deduction of these tax credits was limited during the fiscal year ended March 31, 2011 because the estimated U.S. tax on foreign sourced income was less than the available tax credit. We expect to utilize the tax credits from foreign tax withholdings in future periods.

Uncertain Tax Positions

        We account for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement. During the third quarter of fiscal year 2011, the statute of limitations expired on approximately $0.2 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in long-term taxes payable and a reduction in income tax expense. The reduction in the uncertain tax position balance also resulted in the reversal of approximately $35,000 in interest expense. As of March 31, 2011, we had total unrecognized tax benefits of approximately $0.1 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If we were to prevail or the uncertainties were settled in our favor for all uncertain tax positions, the net effect is estimated to be an income tax benefit of approximately $0.1 million.

        The aggregate change in the uncertain tax position balance as reflected in long-term taxes payable during the fiscal year ended March 31, 2011 was as follows (in thousands):

Beginning balance as of April 1, 2010	$309
Reversal of prior period tax position from expiration of statute of limitations	(193)

Ending balance as of March 31, 2011	$116

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        There were no material changes in our unrecognized tax benefits during the fiscal year ended March 31, 2010. During the fiscal year ended March 31, 2009, the statute of limitations expired on approximately $1.6 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in the current portion of taxes payable. This reversal of the uncertain tax positions resulted in a $0.4 million reduction in our current period tax expense and a $0.4 million reversal of related interest expense. Approximately $1.1 million of the reversal of the uncertain tax position liabilities was recorded as an increase to additional paid-in capital because the amount was originally recorded as a reduction of additional paid-in capital and had no impact on income tax expense.

Research and Development Tax Credits

        During the fiscal year ended March 31, 2010, we performed a research and development tax credit study. The study considered fiscal years for which amended or current tax returns could be filed. We concluded that we were eligible for research and development tax credits that would result in a reduction in the provision for income tax expense for the noted fiscal years as follows (in thousands):

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

        We utilized research and development tax credits during the fiscal year ended March 31, 2010 of approximately $0.1 million based on a research and development tax study completed during the fiscal year ended March 31, 2011. For the fiscal year ended March 31, 2011, we estimate that we will utilize research and development tax credits of approximately $0.1 million.

Other

        We file U.S. federal, state and foreign income tax returns. With few exceptions, we are no longer subject to examination of our federal income tax returns for the years prior to the fiscal year ended March 31, 2008, and we are no longer subject to examination of our state income tax returns for years prior to the fiscal year ended March 31, 2007.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK REPURCHASE

        Common stock that we repurchase is returned to authorized but unissued shares of common stock in accordance with Colorado law.

        During the fiscal year ended March 31, 2009, our Board of Directors extended a share repurchase plan allowing for the repurchase of approximately 1.1 million shares of common stock through June 2010. We substantially completed the share repurchase plan in the second quarter of fiscal year 2009 and repurchased approximately 1.1 million shares of common stock for a total purchase price of approximately $4.3 million. In the third quarter of fiscal year 2009, we entered into an agreement pursuant to which a shareholder agreed to sell and we agreed to repurchase approximately 2.6 million shares of common stock for a total purchase price of approximately $4.1 million. In the fourth quarter of fiscal year 2009, we repurchased approximately 0.5 million shares of common stock for a total purchase price of approximately $0.7 million. The transaction was executed through one broker and occurred through a single block trade.

        During the fiscal year ended March 31, 2010, our Board of Directors adopted a new stock repurchase plan allowing for the repurchase of approximately 1.0 million shares of common stock through March 2012. We acquired approximately 0.1 million shares of common stock under the plan for a total purchase price of approximately $0.1 million during the fiscal year ended March 31, 2010.

        During the fiscal year ended March 31, 2011, we acquired approximately 0.2 million shares of common stock under the stock repurchase plan for a total purchase price of approximately $0.4 million. As of March 31, 2011, approximately 0.7 million shares of common stock remain authorized for repurchase under the stock repurchase plan.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

        Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by our chief operating decision maker. We have the following reportable operating segments:

  •
  Transactional TV—distributes branded adult entertainment PPV networks and VOD content through electronic distribution platforms including cable television and DBS operators.

  •
  Film Production—produces and distributes mainstream films and erotic features. These films are distributed on U.S. and international premium channels, PPV channels and VOD systems across a range of cable and satellite distribution platforms. The Film Production segment also distributes a full range of independently produced motion pictures to markets around the world. Additionally, this segment periodically provides producer-for-hire services to major Hollywood studios.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The accounting policies of the reportable segments are the same as those described in the significant accounting policies. Segment profit (loss) is based on income (loss) from continuing operations before income tax benefit (expense). The reportable segments are distinct business units, separately managed with different distribution channels. The selected operating results of our segments during the three fiscal years ended March 31 were as follows (in thousands):

	2011	2010	2009
Net revenue
Transactional TV	$35,863	$37,380	$42,559
Film Production	12,023	12,013	8,584
Direct-to-Consumer	823	1,035	1,452

Total	$48,709	$50,428	$52,595

Segment profit (loss)
Transactional TV	$10,939	$15,139	$21,637
Film Production	(1,462)	(5,427)	(10,916)
Direct-to-Consumer	(1,101)	(943)	(306)
Corporate Administration	(9,485)	(9,044)	(9,476)

Total	$(1,109)	$(275)	$939

Interest income
Transactional TV	$—	$—	$—
Film Production	23	5	5
Corporate Administration	66	44	203

Total	$89	$49	$208

Interest expense
Direct-to-Consumer	$8	$—	$—
Corporate Administration	81	243	208

Total	$89	$243	$208

Reversal of interest expense for uncertain tax positions
Corporate Administration	$35	$—	$429

Depreciation and amortization
Transactional TV	$6,239	$5,222	$5,015
Film Production	2,679	3,309	3,452
Direct-to-Consumer	152	256	209
Corporate Administration	48	48	30

Total	$9,118	$8,835	$8,706

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The total net identifiable asset balance by operating segment as of March 31 was as follows (in thousands):

	2011	2010	2009
Net identifiable assets
Transactional TV	$29,750	$26,474	$27,184
Film Production	9,125	15,490	22,453
Direct-to-Consumer	604	849	1,270
Corporate Administration	21,994	18,850	17,066

Total continuing operations assets	61,473	61,663	67,973
Total discontinued operations assets	—	150	566

Total assets	$61,473	$61,813	$68,539

        As of March 31, 2011, approximately $0.1 million in assets were located in Europe. All other assets were located in the U.S.

        Net revenue, classified by geographic billing location of the customer, during the three fiscal years ended March 31 was as follows (in thousands):

	2011	2010	2009
United States net revenue	$40,594	$44,661	$48,216

International net revenue:
Europe, Middle East and Africa	2,017	1,618	1,814
Latin America	2,865	1,991	944
Canada	2,869	1,896	939
Asia	292	159	443
Other	72	103	239

Total international net revenue	8,115	5,767	4,379

Total net revenue	$48,709	$50,428	$52,595

NOTE 12—MAJOR CUSTOMERS

        Our major customers (customers with revenue in excess of 10% of consolidated net revenue during any one of the fiscal years ended March 31, 2011, 2010 or 2009) are Comcast Corporation (Comcast), Time Warner, Inc. (Time Warner), DISH Network Corporation (DISH), and DIRECTV, Inc. (DirecTV). Revenue from these customers is included in the Transactional TV and Film Production segments. Net revenue from these customers as a percentage of total net revenue for the three fiscal years ended March 31 was as follows:

	2011	2010	2009
Comcast	16%	17%	24%
Time Warner	11%	12%	13%
DISH	10%	11%	13%
DirecTV	9%	12%	15%

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—MAJOR CUSTOMERS (Continued)

        The outstanding accounts receivable balances due from the major customers as of March 31 were as follows (in thousands):

	2011	2010
Comcast	$1,231	$1,221
DISH	704	1,810
DirecTV	634	699
Time Warner	448	448

        The loss of any of the major customers would have a material adverse effect on our results of operations and financial condition.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The following table reflects our contractual cash obligations as of March 31, 2011 for each of the time periods specified (in thousands):

Year Ending March 31,	Operating Leases	Vendor Obligations	Total
2012	$2,180	$3,375	$5,555
2013	1,799	3,120	4,919
2014	1,809	2,355	4,164
2015	1,635	1,000	2,635
2016	1,488	1,000	2,488
Thereafter	6,106	1,500	7,606

Total minimum payments	$15,017	$12,350	$27,367

        For the purposes of this table, contractual obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum services to be purchased and the approximate timing of the transaction. Obligations to acquire specified quantities of movie license rights that are subject to the delivery of the related movies are included in vendor obligations because we estimate that the movies will be delivered in the specified time periods based on historical experience with the movie studios.

        We have recorded long-term income taxes payable of approximately $0.1 million for uncertain tax positions, reduced by the associated federal deduction for state taxes. We are unable to reliably estimate the timing of future payments, if any, related to these uncertain tax positions. Therefore, the amounts have been excluded from the above table.

Operating Lease Obligations

        We maintain non-cancelable leases for office space and equipment under various operating leases. The leases for office space expire through January 2022 and contain annual Consumer Price Index escalation clauses. Our Transactional TV segment has entered into direct lease agreements that expire through October 2013 with an unrelated party for the use of transponders to broadcast its channels on satellites. As the lessee of transponders under the transponder agreements, we are subject to arbitrary refusal of service by the service provider if that service provider determines that the content being

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

transmitted by us is harmful to the service provider's name or business. We had no equipment under capital lease as of March 31, 2011 or 2010.

        Rent expense for the fiscal years ended March 31, 2011, 2010 and 2009 was approximately $2.2 million, $1.9 million and $1.8 million, respectively, which includes transponder expenses.

Vendor Obligations

        From time to time, we enter into arrangements with movie studios to acquire license rights for a fixed and/or minimum quantity of movies over various purchase periods as defined by the agreements. Additionally, we are party to certain uplinking, transport and marketing services that contractually obligate us to receive services over specified terms as per these arrangements. We are also obligated to make future payments associated with patent rights. These contractual obligations are reflected in the above table as vendor obligations.

Employment Contracts

        We employ executives and certain other key employees under non-cancelable employment contracts. The employment contracts in effect as of March 31, 2011 expire through August 31, 2013. Commitments under these obligations as of March 31, 2011 were as follows (in thousands):

Year Ending March 31,
2012	$3,771
2013	2,691
2014	924
2015	—

Total obligation under employment contracts	$7,386

        During the first quarter of fiscal year 2012, we extended the term of non-cancellable employment contracts with certain executives and other key employees. These employment contracts expire through March 31, 2015. The impact of the extension of the employment contracts was an increase in our commitments under the obligations of approximately $0.4 million, $0.8 million, $1.8 million, and $1.1 million during the fiscal years ending March 31, 2012, 2013, 2014 and 2015, respectively.

Guarantees

        Our Film Production segment completed producer-for-hire services during the fiscal year ended March 31, 2011 related to a movie production in the state of Georgia. Based on the location of the production and other factors, we received certain transferable production tax credits in the state of Georgia. Subsequent to the completion of the production, we entered into an agreement to sell the tax credits for a net purchase price of approximately $0.8 million. If the tax credits are recaptured, forfeited, recovered or otherwise become invalid within a four year period subsequent to our sale of the tax credits, we have agreed to reimburse the buyer for the value of the invalid tax credits as well as any interest, penalties or other fees incurred in connection with the loss of the tax credits. We believe the tax credits are valid and do not expect that we will be required to reimburse the buyer.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

Indemnification

        We have agreements whereby we indemnify officers and directors for certain events or occurrences while the officer or director is, or was, serving in such capacity at our request. The term of the indemnification period is for the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits exposure and we believe that this policy would enable us to recover a portion, if not all, of any future indemnification payments. As a result of our insurance policy coverage, we believe that our estimated exposure on these indemnification agreements is minimal. We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, holds harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party in connection with any claim by any third party, including customers, with respect to our products or services, including, but not limited to, alleged negligence, breach of contract, or infringement of a patent, copyright or other intellectual property right. The term is any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe that our estimated exposure on these agreements is minimal.

Other Contingencies

        Our Film Production segment has distributed eight repped content horror films through a large video rental retailer (the Retailer). We incurred recoupable costs and producer advances associated with the films distributed to the Retailer. The Retailer filed for bankruptcy in late September 2010 and was subsequently acquired in April 2011. We currently expect that we will be successful in collecting amounts owed to us through the distribution arrangement. If we are unable to collect amounts owed to us related to our distribution of films through the Retailer, we expect that we will be unable to recover the recoupable costs and producer advances incurred for the related films. We estimate that we would incur a maximum increase in the allowance for unrecoverable accounts of approximately $0.2 million if we are unable to collect amounts due from the distribution agreement with the Retailer.

Legal Proceedings

        In the normal course of business, we are subject to various lawsuits and claims. We believe that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on our financial statements.

NOTE 14—BORROWING ARRANGEMENTS

        On December 15, 2010, our former line of credit matured and we renewed the line of credit through December 15, 2011. The line of credit is secured by certain accounts receivable assets and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit and is being amortized over the life of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BORROWING ARRANGEMENTS (Continued)

receivable assets securing the line of credit or $5.0 million, and the maximum borrowing base as of March 31, 2011 was $4.8 million. The average outstanding line of credit principal balance for the fiscal years ended March 31, 2011 and 2010 was $1.0 million and $3.3 million, respectively. The interest rate on our line of credit during each of the fiscal years ended March 31, 2011 and 2010 was 5.75%.

        The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring, without consent, any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients. The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of March 31, 2011 our outstanding principal balance under the line of credit was $0.5 million, and we were in compliance with the related covenants.

NOTE 15—DEFINED CONTRIBUTION PLAN

        We sponsor a 401(k) retirement plan. The plan covers all eligible employees. Employee contributions to the plan are elective and vest immediately. We also have discretion to match employee contributions. Matching contributions vest ratably over a three year period during the first three years of employee service, and matching contributions vest immediately after three or more years of employee service. Our matching contributions during each of the fiscal years ended March 31, 2011, 2010, and 2009 were approximately $0.3 million.

NOTE 16—STOCKHOLDER RIGHTS PLAN

        On November 29, 2001, our board of directors adopted a Stockholder Rights Plan in which Rights were distributed at the rate of one Right for each share of common stock held by stockholders of record as of the close of business on December 21, 2001. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the outstanding common stock after November 29, 2001, or commences a tender offer upon consummation of which the person or group would beneficially own 15% or more of the outstanding common stock. Each Right is initially exercisable at $10.00 and will expire on December 21, 2011. Effective August 1, 2008, pursuant to an Amended and Restated Rights Agreement between us and the rights agent made effective as of such date, we eliminated the continuing director or so-called dead hand provisions included in the originally adopted Shareholder Rights Plan.

NOTE 17—RELATED PARTY TRANSACTIONS

        We paid Isaacman, Kaufman & Painter an immaterial amount associated with legal services during the fiscal year ended March 31, 2011. We paid approximately $0.1 million to Isaacman, Kaufman &

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—RELATED PARTY TRANSACTIONS (Continued)

Painter during each of the fiscal years ended March 31, 2010 and 2009 associated with legal services. Our board member, Alan Isaacman, is a Senior Member of Isaacman, Kaufman & Painter.

NOTE 18—DISCONTINUED OPERATIONS

        The Direct-to-Consumer segment acquired certain other identifiable intangible assets in late fiscal year 2008 in an effort to expand the product lines that are delivered directly to consumers. The acquired other identifiable intangible assets primarily related to intellectual property rights technology that allowed us to manufacture a set-top box through which consumers could obtain content directly through the internet and view the content on television. During the fourth quarter of fiscal year 2010, we implemented a plan to discontinue the operations of the IPTV set-top box business based primarily on lower than expected performance of the IPTV set-top box business. Cash flows associated with the IPTV set-top box business have been materially eliminated from our ongoing operations, and we do not have any significant continuing involvement in the operations of the IPTV set-top box business.

        The discontinued operations generated immaterial net revenue during the fiscal year ended March 31, 2011, and the net revenue for each of the fiscal years ended March 31, 2010 and 2009 was $0.1 million. The pre-tax loss was immaterial during the fiscal year ended March 31, 2011, and the pre-tax loss for the fiscal years ended March 31, 2010 and 2009 was $1.0 million and $3.5 million, respectively. There were no discontinued operations assets or liabilities as of March 31, 2011.

NOTE 19—QUARTERLY INFORMATION (UNAUDITED)

        The consolidated results of operations on a quarterly basis were as follows (in thousands, except per share amounts):

	Fiscal Year 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$12,454	$11,162	$14,173	$10,920
Gross margin	7,391	6,897	6,929	7,006
Income (loss) from continuing operations(1)	557	(195)	225	(1,347)
Income (loss) from discontinued operations	(7)	(1)	(5)	4
Net income (loss)	550	(196)	220	(1,343)
Net income (loss) attributable to New Frontier Media, Inc. shareholders	550	(196)	241	(1,320)
Per share information attributable to New Frontier Media, Inc. shareholders:
Basic income (loss) per share:
Continuing operations	0.03	(0.01)	0.01	(0.07)
Discontinued operations	(0.00)	(0.00)	(0.00)	0.00
Net income (loss) per share	0.03	(0.01)	0.01	(0.07)
Diluted income (loss) per share:
Continuing operations	0.03	(0.01)	0.01	(0.07)
Discontinued operations	(0.00)	(0.00)	(0.00)	0.00
Net income (loss) per share	0.03	(0.01)	0.01	(0.07)

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—QUARTERLY INFORMATION (UNAUDITED) (Continued)

	Fiscal Year 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$12,487	$11,375	$11,479	$15,087
Gross margin	8,071	7,336	7,476	7,687
Income (loss) from continuing operations(2)	986	1,139	1,571	(4,809)
Loss from discontinued operations	(159)	(133)	(66)	(267)
Net income (loss)	827	1,006	1,505	(5,076)
Net income (loss) attributable to New Frontier Media, Inc. shareholders	827	1,006	1,505	(5,076)
Per share information attributable to New Frontier Media, Inc. shareholders:
Basic income (loss) per share:
Continuing operations	0.05	0.06	0.08	(0.25)
Discontinued operations	(0.01)	(0.01)	(0.00)	(0.01)
Net income (loss) per share	0.04	0.05	0.08	(0.26)
Diluted income (loss) per share:
Continuing operations	0.05	0.06	0.08	(0.25)
Discontinued operations	(0.01)	(0.01)	(0.00)	(0.01)
Net income (loss) per share	0.04	0.05	0.08	(0.26)

(1)
During the second and fourth quarters of fiscal year 2011, we recorded film cost impairment expenses of approximately $0.6 million and $1.6 million, respectively. We also recorded charges to increase the allowance for unrecoverable accounts associated with the Film Production segment of $0.3 million, $0.2 million and $0.3 million during the second, third and fourth quarters of fiscal year 2011, respectively. See the Recoupable Costs and Producer Advances discussion in Note 1—Organization and Summary of Significant Accounting Policies as well as Note 8—Film Costs for additional information.

(2)
During the fourth quarter of fiscal year 2010, we incurred a goodwill impairment charge of $4.9 million, film cost impairment expenses of approximately $1.2 million, and charges to increase the allowance for unrecoverable accounts of $0.8 million associated with the Film Production segment. See the Recoupable Costs and Producer Advances discussion in Note 1—Organization and Summary of Significant Accounting Policies as well as Note 5—Goodwill and Other Identifiable Intangible Assets and Note 8—Film Costs for additional information.

SUPPLEMENTAL INFORMATION

VALUATION AND QUALIFYING ACCOUNTS—SCHEDULE II

(in thousands)

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for doubtful accounts
March 31, 2011	$253	$19	$(99)	$173

March 31, 2010	$308	$(3)	$(52)	$253

March 31, 2009	$169	$169	$(30)	$308

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Reserve for chargebacks/credits
March 31, 2011	$4	$47	$(45)	$6

March 31, 2010	$14	$48	$(58)	$4

March 31, 2009	$11	$106	$(103)	$14

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Accrued restructuring expense(1)
March 31, 2011	$—	$—	$—	$—

March 31, 2010	$189	$—	$(189)	$—

March 31, 2009	$—	$189	$—	$189

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for unrecoverable accounts
March 31, 2011	$1,074	$823	$1	$1,898

March 31, 2010	$333	$771	$(30)	$1,074

March 31, 2009	$362	$200	$(229)	$333

(1)
Activity relates to discontinued operations. See Note 18—Discontinued Operations for additional discussion.

EXHIBIT INDEX

Exhibit No.		Exhibit Description
3.01		Amended and Restated Articles of Incorporation of the Company, dated May 7, 2007(1)
3.02		Amended and Restated Bylaws of the Company, dated February 2, 2011(2)
4.01		Form of Common Stock Certificate(3)
4.02		Amended and Restated Rights Agreement between the Company and Corporate Stock Transfer, Inc., as rights agent, dated August 1, 1998(4)
4.03
Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, together with the related Form of Rights Certificate, included as Appendices A and B to the Amended and Restated Rights Agreement incorporated by reference herein as Exhibit 4.02
10.01		Lease Agreement Office and Industrial Space between the Company and LakeCentre Plaza, Ltd., LLLP, dated August 12, 1999(5)
10.02		Lease between the Company and Northview Properties, LLC, dated April 11, 2001(6)
10.03		Lease Modification Agreement between the Company and LakeCentre Plaza Ltd., LLLP, dated July 30, 2003(6)

10.04	#	Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated October 24, 2006(7)

10.05	*	Summary of Director Compensation Arrangements

10.06	*	1998 Incentive Stock Plan, dated July 21, 1998(8)

10.07	*	1999 Incentive Stock Plan, dated September 3, 1999(9)

10.08	*	Millennium Incentive Stock Option Plan, dated July 13, 2000(10)

10.09	*	2001 Incentive Stock Plan, dated June 25, 2001(11)

10.10	*	2007 Stock Incentive Plan, dated July 16, 2007(12)

10.11	*	Amended and Restated Employment Agreement between the Company and Michael Weiner, dated September 29, 2008(13)

10.12	*	Amended and Restated Employment Agreement between the Company and Grant Williams, dated September 29, 2008(13)

10.13	*	Amended and Restated Employment Agreement between the Company and Ira Bahr, dated September 29, 2008(13)

10.14	*	Amended and Restated Employment Agreement between the Company and Ken Boenish, dated September 29, 2008(13)

10.15	*	Amended and Restated Employment Agreement between the Company and Marc Callipari, dated September 29, 2008(13)

10.16	*	Amended and Restated Employment Agreement between the Company and Scott Piper, dated September 29, 2008(13)

10.17	#	Affiliation Agreement between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P., dated January 1, 2000 and as amended to date(14)

10.18	#	Video On Demand License Agreement between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P., dated March 13, 2000 and as amended to date(14)

Exhibit No.		Exhibit Description
10.19	#	Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, Inc., dated October 18, 2002 and as amended to date(14)

10.20	#	Pleasure Service License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Programming, a division of Comcast Corporation, dated November 16, 2000 and as amended to date(14)
10.21		First Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated October 4, 2007(14)

10.22	#	Second Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated March 13, 2008(14)

10.23	#	Third Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated July 28, 2009(15)

10.24	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Michael Weiner, dated August 31, 2009(15)

10.25	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Grant Williams, dated August 31, 2009(15)

10.26	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Ken Boenish, dated August 31, 2009(15)

10.27	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Scott Piper, dated August 31, 2009(15)

10.28	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Marc Callipari, dated August 31, 2009(15)

10.29	#	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DIRECTV, Inc., dated June 15, 2010(16)

10.30	*	2010 Equity Incentive Plan, dated June 29, 2010(17)

10.31	*	Employment Agreement between MRG Entertainment, Inc. and Richard Bruce Goldberg, dated February 10, 2006(18)

10.32	*	Amendment to Employment Agreement between MRG Entertainment, Inc., the Company and Richard Bruce Goldberg, dated August 25, 2008(18)

10.33	*	Second Amendment to Employment Agreement between MRG Entertainment, Inc., the Company and Richard Bruce Goldberg, dated January 13, 2010(18)

10.34	*	Employment Agreement between MRG Entertainment, Inc. and Marc Laurence Greenberg, dated February 10, 2006(18)

10.35	*	Amendment to Employment Agreement between MRG Entertainment, Inc., the Company and Marc Laurence Greenberg, dated October 8, 2008(18)

10.36	*	Second Amendment to Employment Agreement between MRG Entertainment, Inc., the Company and Marc Laurence Greenberg, dated December 15, 2009(18)

10.37	#	TVN-CSB Adult Services Agreement between Colorado Satellite Broadcasting, Inc. and TVN Entertainment Corporation, dated April 8, 2010(18)

10.38	#	Amendment Four to Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated July 19, 2007(19)

Exhibit No.		Exhibit Description
10.39	#	Amendment Five to Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated August 18, 2010(20)

10.40	#	Amendment Two to the Pleasure Service Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated August 18, 2010(20)

10.41	*	Form of 2010 Equity Incentive Plan Incentive Stock Option Agreement(21)

10.42	*	Form of 2010 Equity Incentive Plan Nonqualified Stock Option Agreement(21)

10.43	*	Form of 2010 Equity Incentive Plan Restricted Stock Award Agreement(21)

10.44	*	Form of 2010 Equity Incentive Plan Bonus Stock Award Agreement(21)

10.45	*	Form of 2010 Equity Incentive Plan Stock Appreciation Right Award Agreement(21)
10.46		Promissory Note between New Frontier Media, Inc. and Great Western Bank, dated December 15, 2009(22)
10.47		Commercial Security Agreement between New Frontier Media, Inc. and Great Western Bank, dated December 15, 2009(22)

10.48	#	Business Loan Agreement, as supplemented (including Change in Terms Agreement), dated December 15, 2010, between New Frontier Media, Inc. and Great Western Bank(2)

10.49	*	Confidential Separation Agreement and General Release between MRG Entertainment, Inc. and Marc Laurence Greenberg, dated October 6, 2010(2)

10.50	*	Confidential Separation Agreement and General Release between MRG Entertainment, Inc. and Richard B. Goldberg, dated October 26, 2010(2)

10.51		Lease Agreement Office and Industrial Space (including Assignment and Assumption of Lease between the Company and 6060 Partnership, LLP), dated October 6, 2010(2)

10.52	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Michael Weiner, dated April 1, 2011

10.53	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Grant Williams, dated April 1, 2011

10.54	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Ken Boenish, dated April 1, 2011

10.55	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Scott Piper, dated April 1, 2011

10.56	*	Second Amendment to the Amended and Restated Employment Agreement the Company and Marc Callipari, dated April 1, 2011

21.01		New Frontier Media, Inc. Subsidiaries

23.01		Consent of Independent Registered Public Accounting Firm

31.01		CEO Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.02		CFO Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.01		Section 1350 Certification of CEO

32.02		Section 1350 Certification of CFO

(1)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on May 9, 2007 (File No. 000-23697).

(2)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended December 31, 2010 (File No. 000-23697).

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

(8)
Incorporated by reference to Exhibit A to the Company's definitive proxy statement filed under cover of Schedule 14A on August 7, 1998 (File No. 000-23697).

(9)
Incorporated by reference to Exhibit C to the Company's definitive proxy statement filed under cover of Schedule 14A on September 28, 1999 (File No. 000-23697).

(10)
Incorporated by reference to Exhibit B to the Company's definitive proxy statement filed under cover of Schedule 14A on August 29, 2000 (File No. 000-23697).

(11)
Incorporated by reference to Exhibit A to the Company's definitive proxy statement filed under cover of Schedule 14A on July 23, 2001 (File No. 000-23697).

(12)
Incorporated by reference to Appendix A to the Company's definitive proxy statement filed under cover of Schedule 14A on July 16, 2007 (File No. 000-23697).

(13)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-23697).

(14)
Incorporated by reference to the corresponding exhibit included in the Company's Annual Report filed on Form 10-K for the fiscal year ended March 31, 2009 (File No. 000-23697).

(15)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2009 (File No. 000-23697).

(16)
Incorporated by reference to the corresponding exhibit included in the Company's Amended Quarterly Report filed on Form 10-Q/A for the quarter ended June 30, 2010 (File No. 000-23697).

(17)
Incorporated by reference to Appendix B to the Company's definitive proxy statement filed under cover of Schedule 14A on July 16, 2010 (File No. 000-23697).

(18)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-23697).

(19)
Incorporated by reference to the corresponding exhibit included in the Company's Amended Annual Report filed on Form 10-K/A for the fiscal year ended March 31, 2010 (File No. 000-23697).

(20)
Incorporated by reference to the corresponding exhibit included in the Company's Amended Current Report on Form 8-K/A filed on December 10, 2010 (File No. 000-23697).

(21)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on September 3, 2010 (File No. 000-23697).

(22)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended December 31, 2009 (File No. 000-23697).

*
Denotes management contract or compensatory plan or arrangement.

#
Confidential portions of this agreement have been redacted pursuant to a confidential treatment request filed separately with the SEC.