Form 10-Q
period 2011-06-30
NEW FRONTIER MEDIA INC
filed 2011-08-10
CIK 847383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2011

☐         Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from               to

000-23697

(Commission file number)

NEW FRONTIER MEDIA, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1084061
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

6000 Spine Road, Suite 100, Boulder, CO 80301

(Address of principal executive offices)

(303) 444-0900

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 5, 2011, 19,201,018 shares of the registrant’s Common Stock, par value $.0001, were outstanding.

Form 10-Q

NEW FRONTIER MEDIA, INC.

FOR THE FISCAL QUARTER ENDED June 30, 2011

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	(Unaudited)
	June 30,	March 31,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$15,684	$18,787
Restricted cash	481	109
Accounts receivable, less allowance of $143 and $173, respectively	8,874	8,695
Taxes receivable	847	877
Prepaid and other assets	2,487	2,569

Total current assets	28,373	31,037

Property and equipment, net	8,979	7,218
Content and distribution rights, net	11,663	11,543
Recoupable costs and producer advances, less allowance of $1,979 and $1,898, respectively	2,126	2,771
Film costs, net	2,596	2,579
Goodwill	3,743	3,743
Deferred tax assets	1,647	1,658
Other assets	832	924

Total assets	$59,959	$61,473

Liabilities and equity
Current liabilities:
Accounts payable	$791	$1,571
Producers payable	535	1,089
Deferred revenue	672	863
Accrued compensation	1,271	1,607
Deferred producer liabilities	1,172	1,654
Short-term debt	100	500
Deferred tax liabilities	46	46
Accrued and other liabilities	2,086	1,910

Total current liabilities	6,673	9,240

Taxes payable	116	116
Other long-term liabilities	1,367	519

Total liabilities	8,156	9,875

Commitments and contingencies (Note 9)
Equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 19,201 shares issued and outstanding as of June 30, 2011 and March 31, 2011	2	2
Additional paid-in capital	55,437	55,169
Accumulated deficit	(3,568)	(3,460)
Accumulated other comprehensive loss	(68)	(69)

Total New Frontier Media, Inc. shareholders’ equity	51,803	51,642

Noncontrolling interests	—	(44)

Total equity	51,803	51,598

Total liabilities and equity	$59,959	$61,473

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	(Unaudited) Three Months Ended June 30,
	2011	2010
Net revenue	$10,428	$12,454
Cost of sales	3,968	5,063

Gross margin	6,460	7,391

Operating expenses:
Sales and marketing	2,059	2,030
General and administrative	4,394	4,440
Total operating expenses	6,453	6,470

Operating income	7	921

Other income (expense):
Interest income	7	16
Interest expense	(9)	(23)
Other income, net	—	3

Total other expense	(2)	(4)

Income from continuing operations before income tax expense	5	917

Income tax expense	(116)	(360)

Income (loss) from continuing operations	(111)	557

Loss from discontinued operations, net of income tax benefit of $0 and $5, respectively	—	(7)

Net income (loss)	(111)	550

Add: Net loss attributable to noncontrolling interests	3	—

Net income (loss) attributable to New Frontier Media, Inc. shareholders	$(108)	$550

Amounts attributable to New Frontier Media, Inc. shareholders:
Income (loss) from continuing operations	$(108)	$557
Loss from discontinued operations, net of income tax benefit of $0 and $5, respectively	—	(7)
Net income (loss)	$(108)	$550

Per share information attributable to New Frontier Media, Inc. shareholders:
Basic income (loss) per share:
Continuing operations	$(0.01)	$0.03
Discontinued operations	—	(0.00)
Net basic income (loss) per share	$(0.01)	$0.03

Diluted income (loss) per share:
Continuing operations	$(0.01)	$0.03
Discontinued operations	—	(0.00)
Net diluted income (loss) per share	$(0.01)	$0.03

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Three Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(111)	$550
Add: Loss from discontinued operations	—	7
Income (loss) from continuing operations	(111)	557
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	1,924	2,553
Share-based compensation	278	228
Deferred taxes	—	(188)
Changes in operating assets and liabilities:
Accounts receivable	(179)	(1,494)
Accounts payable	(779)	(255)
Content and distribution rights	(1,162)	(1,516)
Film costs	(200)	(305)
Deferred producer-for-hire costs	—	(1,636)
Deferred revenue	(191)	240
Deferred producer liabilities	(482)	267
Producers payable	(554)	(116)
Taxes receivable and payable	30	338
Accrued compensation	(336)	(504)
Recoupable costs and producer advances	645	(399)
Other assets and liabilities	952	(599)
Net cash used in operating activities of continuing operations	(165)	(2,829)
Net cash used in operating activities of discontinued operations	—	(39)
Net cash used in operating activities	(165)	(2,868)

Cash flows from investing activities:
Purchases of property and equipment	(2,485)	(158)
Net cash used in investing activities of continuing operations	(2,485)	(158)
Net cash from investing activities of discontinued operations	—	—
Net cash used in investing activities	(2,485)	(158)

Cash flows from financing activities:
Payment on short-term debt	(400)	—
Payment of long-term seller financing	(55)	(75)
Net cash used in financing activities of continuing operations	(455)	(75)
Net cash from financing activities of discontinued operations	—	—
Net cash used in financing activities	(455)	(75)

Net decrease in cash and cash equivalents	(3,105)	(3,101)
Effect of exchange rate changes on cash and cash equivalents	2	(8)
Cash and cash equivalents, beginning of period	18,787	17,187

Cash and cash equivalents, end of period	$15,684	$14,078

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	(Unaudited) Three Months Ended June 30,
	2011	2010
Net income (loss)	$(111)	$550
Other comprehensive income (loss):
Currency translation adjustment	1	(9)
Total comprehensive income (loss)	(110)	541
Add: Net loss attributable to noncontrolling interests	3	—
Total comprehensive income (loss) attributable to New Frontier Media, Inc. shareholders	$(107)	$541

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in thousands)

	(Unaudited) Three Months Ended June 30,
	2011	2010
Common stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	55,169	54,929
Reversal of tax benefit for stock option forfeitures/cancellations	(10)	—
Share-based compensation	278	230

Balance at end of period	55,437	55,159

Accumulated deficit
Balance at beginning of period	(3,460)	(2,735)
Net income (loss) attributable to New Frontier Media, Inc. shareholders	(108)	550

Balance at end of period	(3,568)	(2,185)

Accumulated other comprehensive loss
Balance at beginning of period	(69)	(68)
Currency translation adjustment	1	(9)

Balance at end of period	(68)	(77)

Total New Frontier Media, Inc. shareholders’ equity	51,803	52,899

Noncontrolling interests
Balance at beginning of period	(44)	—
Net loss	(3)	—
Deconsolidation of controlling interests	47	—

Balance at end of period	—	—

Total equity	$51,803	$52,899

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its wholly owned and majority controlled subsidiaries (collectively hereinafter referred to as New Frontier Media, the Company, we, us, and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. We believe these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of the financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on June 3, 2011.  The results of operations for the three month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of New Frontier Media.  All intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interests

During fiscal year 2011, we entered into an agreement to create an entity within the Transactional TV segment to develop new channel services. We controlled a majority of the entity’s common stock and included the accounts of the entity in our financial statements. The net loss applicable to the noncontrolling interests of the entity was presented as net loss attributable to noncontrolling interests in the condensed consolidated statements of operations and comprehensive income (loss), and the portion of the equity applicable to the noncontrolling interests of the entity was presented as noncontrolling interests in the condensed consolidated balance sheets and statements of total equity.

During the first quarter of fiscal year 2012, we entered into an arrangement that resulted in the loss of our majority controlling interest in the entity’s common stock. As a result, we deconsolidated the entity which resulted in a immaterial loss within the Transactional TV segment.  We have retained a noncontrolling interest in the entity, and the noncontrolling interest has been valued at zero due to the speculative nature of the venture.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made in several areas, including, but not limited to, estimated revenue for certain Transactional TV segment pay-per-view (PPV) and video-on-demand (VOD) services; the recognition and measurement of income tax expenses, assets and liabilities (including the measurement of uncertain tax positions and valuation allowances for deferred tax assets); the assessment of film costs and the forecast of anticipated revenue (ultimate revenue), which is used to amortize film costs; the determination of the allowance for unrecoverable accounts, which reserves for certain recoupable costs and producer advances that are not expected to be recovered; the amortization methodology and valuation of content and distribution rights; and the valuation of goodwill, other identifiable intangible and other long-lived assets.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Continued)

We base our estimates and judgments on historical experience and on various other factors that are considered reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Accrued and Other Liabilities

Accrued and other liabilities included approximately $0.6 million and $0.3 million of accrued transport fee liabilities as of June 30, 2011 and March 31, 2011, respectively, and accrued content and distribution rights liabilities of approximately $0.3 million as of June 30, 2011 and March 31, 2011.

Other Long-Term Liabilities

Other long-term liabilities included $1.3 million and $0.4 million of incentive from lessor liabilities as of June 30, 2011 and March 31, 2011, respectively.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. We are currently evaluating the impact of this new ASU.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income.” This ASU intends to enhance comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We are currently complying with this new ASU.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Continued)

NOTE 3 — INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share from continuing operations attributable to New Frontier Media, Inc. were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2011	2010
Net income (loss) from continuing operations attributable to New Frontier Media, Inc. shareholders	$(108)	$557
Weighted average shares outstanding	19,201	19,432
Effect of dilutive securities	—	—
Weighted average diluted shares	19,201	19,432
Basic income (loss) per share from continuing operations attributable to New Frontier Media, Inc. shareholders	$(0.01)	$0.03
Diluted income (loss) per share from continuing operations attributable to New Frontier Media, Inc. shareholders	$(0.01)	$0.03

We excluded 3.0 million and 2.2 million options from the calculation of diluted income (loss) per share for the three month periods ended June 30, 2011 and 2010, respectively, because inclusion of these options would be antidilutive.

NOTE 4 — EMPLOYEE EQUITY INCENTIVE PLANS

We adopted the New Frontier Media, Inc. 2010 Equity Incentive Plan (the 2010 Plan) in August 2010. The 2010 Plan is intended to assist in attracting and retaining employees and directors, to optimize profitability and promote teamwork.   There were 1.3 million awards originally authorized for issuance under the 2010 Plan.  As of June 30, 2011, there were 0.3 million awards available for issuance.

Share-Based Compensation

Share-based compensation expense from continuing operations was included in cost of sales, sales and marketing, and general and administrative expenses. The expense resulting from options granted under our equity incentive plans was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2011	2010
Share-based compensation expense before income taxes	$278	$228
Income tax benefit	(107)	(88)
Total share-based compensation expense after income tax benefit	$171	$140
Share-based compensation effect on basic and diluted income (loss) per share	$0.01	$0.01

The weighted average estimated fair value of stock option grants and the weighted average assumptions that were used in calculating such values for the three month periods ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011	2010
Weighted average estimated fair value per award	$0.84	$(1)
Expected term from grant date (in years)	6	(1)
Risk free interest rate	2.5%	(1)
Expected volatility	54%	(1)
Expected dividend yield	0%	(1)

(1)  No options were granted during the three month period ended June 30, 2010.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Continued)

Share-based compensation expense is based on awards ultimately expected to vest, which considers estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We recognize the expense or benefit from adjusting the estimated forfeiture rate in the period that the forfeiture estimate changes. The effect of forfeiture adjustments was not significant during the periods presented.

Stock option transactions during the three month period ended June 30, 2011 were summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of April 1, 2011	2,171,177	$5.17
Granted	872,500	2.06
Forfeited/expired	(23,750)	6.62
Outstanding as of June 30, 2011	3,019,927	4.26	7.1	$—

Options exercisable as of June 30, 2011	1,662,927	5.79	5.3	—

Options vested and expected to vest—non-officers	1,284,452	4.61	6.8	—

Options vested and expected to vest—officers	1,502,847	4.28	6.9	—

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media stock at the time of exercise or at the end of the period if unexercised.

As of June 30, 2011, there was $0.4 million and $0.6 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under equity incentive plans. The unrecognized compensation cost for non-officers and officers is expected to be recognized over a weighted average period of approximately two years.

NOTE 5 — SEGMENT AND GEOGRAPHIC INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and regularly reviewed by the chief operating decision maker.  We have the following reportable operating segments:

• Transactional TV—distributes branded adult entertainment PPV networks and VOD content through electronic distribution platforms including cable television and direct broadcast satellite (DBS) operators.

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

(UNAUDITED) (Continued)

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

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit (loss) is based on income from continuing operations before income tax expense. The reportable segments are distinct business units, separately managed with different distribution channels. The selected operating results of the segments during each of the three month periods ended June 30 were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Net revenue
Transactional TV	$8,674	$8,973
Film Production	1,543	3,290
Direct-to-Consumer	211	191
Total	$10,428	$12,454
Segment profit (loss)
Transactional TV	$2,117	$3,474
Film Production	290	396
Direct-to-Consumer	(159)	(218)
Corporate Administration	(2,243)	(2,735)
Total	$5	$917
Interest income
Film Production	$3	$6
Corporate Administration	4	10
Total	$7	$16
Interest expense
Direct-to-Consumer	$1	$2
Corporate Administration	8	21
Total	$9	$23
Depreciation and amortization
Transactional TV	$1,690	$1,346
Film Production	188	1,158
Direct-to-Consumer	34	37
Corporate Administration	12	12
Total	$1,924	$2,553

The  total identifiable asset balance by operating segment as of the dates presented was as follows (in thousands):

	June 30, 2011	March 31, 2011
Identifiable Assets
Transactional TV	$32,785	$29,750
Film Production	8,160	9,125
Direct-to-Consumer	427	604
Corporate Administration	18,587	21,994
Total assets	$59,959	$61,473

Approximately $0.1 million in total assets were located in Europe as of June 30, 2011. All other assets were located in the U.S.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Continued)

Net revenue, classified by geographic billing location of the customer, during each of the three month periods ended June 30 was as follows (in thousands):

	Three Months Ended June 30,
	2011	2010

United States net revenue	$8,206	$10,828

International net revenue:
Europe, Middle East and Africa	419	402
Latin America	833	578
Canada	842	583
Asia	128	42
Other	—	21
Total international net revenue	2,222	1,626

Total net revenue	$10,428	$12,454

NOTE 6 — MAJOR CUSTOMERS

Our major customers (customers with revenue in excess of 10% of consolidated net revenue during any one of the presented periods) are Comcast Corporation (Comcast), Time Warner, Inc. (Time Warner), DIRECTV, Inc. (DirecTV), and DISH Network Corporation (DISH). Revenue from these customers is included in the Transactional TV and Film Production segments. Net revenue from these customers as a percentage of total net revenue for each of the three month periods ended June 30 was as follows:

	Three Months Ended June 30,
	2011	2010
Comcast	17%	17%
Time Warner	12%	10%
DirecTV	11%	9%
DISH	10%	10%

The  outstanding accounts receivable balances due from the major customers as of the dates presented were as follows (in thousands):

	June 30, 2011	March 31, 2011
Comcast	$1,177	$1,231
DISH	718	704
DirecTV	659	634
Time Warner	414	448

The loss of any of the major customers would have a material adverse effect on our results of operations and financial condition.

NOTE 7 — INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We establish valuation allowances when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. During the three month period ended of June 30, 2011, we determined that it was more likely than not that deferred tax assets associated with certain capital losses would not

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Continued)

be realized and recorded a valuation allowance of $0.1 million for the full capital loss deferred tax asset.  The valuation allowance resulted in an increase in our income tax expense of $0.1 million during the three month period ended June 30, 2011.  We had no other valuation allowances as of June 30, 2011.

We account for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.  As of June 30, 2011, we had total unrecognized tax benefits of approximately $0.1 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If we were to prevail or the uncertainties were settled in our favor for all uncertain tax positions, the net effect is estimated to be an income tax benefit of approximately $0.1 million.

We file U.S. federal, state and foreign income tax returns. With few exceptions, we are no longer subject to examination of our federal income tax returns for the years prior to the fiscal year ended March 31, 2008, and we are no longer subject to examination of our state income tax returns for years prior to the fiscal year ended March 31, 2007.

NOTE 8 — BORROWING ARRANGEMENTS

On December 15, 2010, our former line of credit matured and we renewed the line of credit through December 15, 2011. The line of credit is secured by certain accounts receivable assets and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit and is being amortized over the life of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts receivable assets securing the line of credit or $5.0 million, and the maximum borrowing base as of June 30, 2011, was $5.0 million. The average outstanding line of credit principal balance for the three month periods ended June 30, 2011 and 2010 was $0.1 million and $1.0 million, respectively. The interest rate on our line of credit during each of the three month periods ended June 30, 2011 and 2010 was 5.75%.

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring, without consent, any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients. The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of June 30, 2011, our outstanding principal balance under the line of credit was $0.1 million, and we were in compliance with the related covenants.

NOTE 9 — COMMITMENTS AND CONTINGENCIES

Employment Contracts

During the first quarter of fiscal year 2012, we extended the term of non-cancellable employment contracts with certain executives and other key employees. These employment contracts expire through March 31, 2015. The impact of the extension of the employment contracts was an increase in our commitments under the obligations as of June 30, 2011 of approximately $0.3 million, $0.8 million, $1.8 million, and $1.1 million during the fiscal years ending March 31, 2012, 2013, 2014 and 2015, respectively.

In August 2011, the President resigned his position with us and his employment agreement was terminated.  In connection with the resignation, we entered into a transition services and consulting agreement. The impact of the employment agreement termination and execution of the transition services and consulting agreement was a net decrease in our commitments under the obligations of $0.3 million, $0.4 million, $0.5 million and $0.5 million during the fiscal years ending March 31, 2012, 2013, 2014 and 2015, respectively.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Continued)

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

Other Contingencies

Our Film Production segment has distributed eight repped content horror films through a large video rental retailer (Retailer). We incurred recoupable costs and producer advances associated with the films distributed to the Retailer. The Retailer filed for bankruptcy in late September 2010 and was subsequently acquired in April 2011. We currently expect that we will be successful in collecting amounts owed to us through the distribution arrangement. If we are unable to collect amounts owed to us related to our distribution of films through the Retailer, we expect that we will be unable to recover the recoupable costs and producer advances incurred for the related films. We estimate that we would incur a maximum increase in the allowance for unrecoverable accounts of approximately $0.2 million if we are unable to collect amounts due from the distribution agreement with the Retailer.

Legal Proceedings

In the normal course of business, we are subject to various lawsuits and claims. We believe that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on our financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This Quarterly Report on Form 10-Q of New Frontier Media, Inc. and its consolidated subsidiaries, hereinafter identified as we, us, the Company, the Registrant, or similar expressions, and the information incorporated by reference includes forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements regarding trend analysis and our expected financial position and operating results, business strategy, financing plans and the outcome of contingencies are forward-looking statements. Forward-looking statements are also identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “could,” “will,” “would,” and similar expressions or the negative of these terms or other comparable terminology. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers and related revenue that accounted for approximately 50% of our total revenue during the three month period ended June 30, 2011; 2) maintain the license fee structures currently in place with our customers; 3) maintain our pay-per-view (PPV) and video-on-demand (VOD) shelf space with existing customers; 4) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (MSOs) and direct broadcast satellite (DBS) providers; 5) retain our key executives; 6) produce film content that is well received by our Film Production segment’s customers; 7) comply with current and future regulatory developments both domestically and internationally; and 8) successfully compete against other forms of adult entertainment such as pay and free adult-oriented internet websites and adult-oriented premium channel content. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of our most recently filed Annual Report on Form 10-K, as updated by periodic and current reports that we may file from time to time with the United States Securities and Exchange Commission (SEC) that amend or update such factors. Some of these risk factors are detailed in Part II, Item 1A, Risk Factors, herein and elsewhere in this Form 10-Q.

Overview

We are a provider of transactional television services and a distributor of general motion picture entertainment. Our key customers include large cable and satellite operators, premium movie channel providers and major Hollywood studios. We distribute content world-wide. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our Transactional TV segment distributes adult content to cable and satellite operators who then distribute the content to retail consumers via VOD and PPV technology. We earn revenue by receiving a contractual percentage of the retail price paid by consumers to purchase our content on customers’ VOD and PPV platforms. The Transactional TV segment has historically been our most profitable segment. The Film Production segment primarily generates revenue through the distribution of mainstream content to large cable and satellite operators, premium movie channel providers and other content distributors. This segment also periodically provides contract film production services to major Hollywood studios (producer-for-hire arrangements). The Film Production segment incurred operating losses in fiscal years 2011, 2010 and 2009 primarily due to impairment charges. Our Direct-to-Consumer segment primarily generates revenue from membership fees earned through the distribution of adult content to consumer websites. The Direct-to-Consumer segment has historically incurred operating losses and is expected to continue to incur operating losses for the foreseeable future.  Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc.

The business models of each of our segments are summarized below.

Transactional TV Segment

The Transactional TV segment is focused on the distribution of content to consumers via MSO and DBS customers’ VOD and PPV services. We earn revenue by receiving a percentage of the total retail purchase price paid by consumers to purchase our content on customers’ VOD and PPV platforms. Revenue growth can occur when we launch our services to new cable MSOs or DBS providers primarily in international markets, when the number of digital subscribers for systems where our services are currently distributed increases, when we launch additional services or replace our competitors’ services on existing customer cable and DBS platforms, and when our proportional buy rates improve relative to our competitors. Alternatively, our revenue could decline if we were to experience lower consumer buy rates, as has been the case with the recent general economic downturn, if consumers migrate to other forms of entertainment such as pay and free adult-oriented internet websites which we believe may also be occurring as a result of the economic downturn, if our customers pay us a smaller percentage of the consumer retail purchase price, if additional competitive channels are added to our customers’ platforms or if our existing customers remove or replace our services on their platform.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Direct-to-Consumer Segment

Our Direct-to-Consumer segment generates revenue primarily by selling memberships to our adult consumer websites. We have experienced declines in the Direct-to-Consumer segment revenue, which we believe is due to a decline in consumer spending as a result of the unfavorable economic conditions as well as the availability of free and low-cost internet content. We expect this segment will continue to incur operating losses for the foreseeable future.

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

Critical Accounting Policies and Estimates

The significant accounting policies and estimates set forth in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as updated by Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, appropriately represent, in all material respects, the current status of our critical accounting policies and estimates, the disclosure with respect to which is incorporated herein by reference.

Results of Operations

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended June 30,
(dollars in millions)	2011	2010	% change
Net revenue
VOD	$5.4	$5.4	0%
PPV	3.2	3.5	(9)%
Other	0.1	0.1	0%

Total	8.7	9.0	(3)%

Cost of sales	3.3	3.0	10%

Gross profit	5.4	6.0	(10)%

Gross profit %	62%	67%

Operating expenses	3.3	2.5	32%

Operating income	$2.1	$3.5	(40)%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Revenue

VOD

International VOD revenue was higher during the three month period ended June 30, 2011 as compared to the same prior year quarter by approximately $0.3 million primarily due to an increase in revenue from our Canadian cable customers related to a general improvement in content performance and the impact of customer adjustments to their menu structures.  The increase in international revenue was offset by a $0.3 million decline in domestic VOD revenue from U.S. MSOs.  We believe that the depressed economic conditions are causing U.S. consumers that have historically purchased our content with discretionary income to reduce their spending on our content, eliminate their acquisition of our content, or view adult content through less expensive alternatives such as lower-cost and free internet websites.

PPV

Domestic PPV revenue declined by approximately $0.3 million during the three month period ended June 30, 2011 primarily related to lower revenue from the two largest DBS providers in the U.S. We believe these declines are also due to the depressed economic conditions as discussed in more detail above.  Partially offsetting the decline in revenue was a $0.1 million increase in international PPV revenue primarily from improved content performance with our Latin America customers.

Other

Other revenue primarily includes revenue from advertising on our PPV channels and from distribution fees.  Amounts are generally consistent and comparable with the same prior year quarter results.

Cost of Sales

Our cost of sales consists of expenses associated with our digital broadcast infrastructure, satellite uplinking, satellite transponder leases, programming acquisition and monitoring activities, VOD transport, amortization of content and distribution rights, depreciation of property and equipment, and related employee costs. Cost of sales were higher during the three month period ended June 30, 2011 primarily due to a $0.2 million increase in transport costs associated with our distribution of new domestic content packages and high-definition content in an effort to improve domestic revenue.  Cost of sales also increased by approximately $0.1 million due to an increase in content and distribution rights amortization associated with (a) acquiring worldwide distribution rights to support our international growth efforts and (b) acquiring new and unique content in an effort to improve our domestic revenue.

Operating Expenses and Operating Income

Operating expenses increased during the three month period ended June 30, 2011 primarily due to (a) a $0.2 million increase in employee and related costs because an executive employee was reassigned from the Corporate Administration segment to the Transactional TV segment in order to lead the international sales efforts in Europe, (b) a $0.2 million increase in costs from accelerating depreciation expenses for certain tenant improvement assets and from depreciation of storage equipment purchased to support our international growth and expanded domestic distribution, (c) a $0.1 million increase in employee and related costs incurred in an effort to support the development of new content packages, and (d) a $0.1 million increase in rent expense from costs associated with leasing a new facility. Operating income for the three month periods ended June 30, 2011 and 2010 was $2.1 million and $3.5 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Film Production Segment

The following table sets forth certain financial information for the Film Production segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended June 30,
(dollars in millions)	2011	2010	% change
Net revenue
Owned content	$0.7	$2.0	(65)%
Repped content	0.7	0.5	40%
Producer-for-hire and other	0.1	0.8	(88)%

Total	1.5	3.3	(55)%

Cost of sales	0.4	1.8	(78)%

Gross profit	1.1	1.5	(27)%

Gross profit %	73%	45%

Operating expenses	0.8	1.1	(27)%

Operating income	$0.3	$0.4	(25)%

Net Revenue

Owned Content

Owned content revenue declined during the three month period ended June 30, 2011 primarily because we did not generate any episodic series revenue during the quarter.  During the comparative three month period ended June 30, 2010, we generated approximately $1.3 million in revenue from the completion of a partial delivery of films from the fourth installment of an episodic series.

Repped Content

Repped content revenue includes amounts from the licensing of film titles that we represent (but do not own) under sales agency relationships with various independent film producers. The increase in repped content revenue during the three month period ended June 30, 2011 was due to the distribution of mainstream content to domestic VOD

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

platforms as well as the distribution of horror content to retail rental markets through our relationship with a mainstream film distributor.

Producer-for-Hire and Other

Producer-for-hire and other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors.  Producer-for-hire and other revenue decreased during the three month period ended June 30, 2011 because we completed and recognized revenue from a producer-for-hire arrangement during the same prior year quarter, and no similar producer-for-hire revenue was recognized during the three month period ended June 30, 2011.

Cost of Sales

Cost of sales primarily includes amortization of owned content film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services. Cost of sales declined during the three month period ended June 30, 2011 by approximately $0.8 million due to lower film cost amortization consistent with the decline in owned content revenue.  Cost of sales also declined because the same prior year quarter included production costs incurred in connection with the completion of a producer-for-hire arrangement, and no similar production costs were incurred during the three month period ended June 30, 2011.  Film cost amortization as a percentage of the related owned content revenue during the three month periods ended June 30, 2011 and 2010 was 26% and 49%, respectively.  Film cost amortization as a percentage of owned content revenue decreased because the same prior year quarter results included revenue from the delivery of lower margin episodic series films.

Operating Expenses and Operating Income

Operating expenses decreased during the three month period ended June 30, 2011 due to a $0.3 million decline in employee costs primarily associated with the departure of the segment’s Co-Presidents and other employees during the second half of fiscal year 2011.  Operating expenses also declined by approximately $0.2 million due to lower other identifiable intangible assets amortization because certain intangible assets became fully amortized during the fourth quarter of fiscal year 2011. The decline in expenses was partially offset by a $0.1 million increase in strategic planning consulting costs and a $0.1 million increase in the allowance for unrecoverable accounts, which reserves for recoupable costs and producer advances that are not expected to be recovered. Operating income during the three month periods ended June 30, 2011 and 2010 was $0.3 million and $0.4 million, respectively.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended June 30,
(dollars in millions)	2011	2010	% change

Net revenue	$0.2	$0.2	0%

Cost of sales	0.2	0.3	(33)%

Gross loss	(0.0)	(0.1)	#

Operating expenses	0.1	0.1	0%

Operating loss	$(0.2)	$(0.2)	0%

# Change is in excess of 100%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Revenue

Net revenue primarily consists of membership fees earned from customer subscriptions to our consumer websites.  Net revenue during the three month period ended June 30, 2011 was consistent with the same prior year quarter.

Cost of Sales

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content amortization, depreciation of property and equipment, and related employee costs.  Cost of sales during the three month period ended June 30, 2011 was generally consistent with the same prior year quarter.

Operating Expenses and Operating Loss

Operating expenses during the three month period ended June 30, 2011 were generally consistent with the same prior year quarter.  The Direct-to-Consumer segment incurred operating losses of $0.2 million during each of the three month periods ended June 30, 2011 and 2010.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment for each of the periods presented:

	Three Months Ended June 30,
(dollars in millions)	2011	2010	% change
Operating expenses	$2.2	$2.7	(19)%

Corporate administration segment expenses declined during the three month period ended June 30, 2011 due to a $0.2 million decrease in employee and related costs because an executive employee was reassigned to the Transactional TV segment’s international sales force in Europe, and his costs are now reflected in that segment.  Expenses also declined by approximately $0.2 million due to lower accounting and legal costs from general cost reduction efforts.

Income Tax Expense

During the three month period ended June 30, 2011, we abandoned our majority ownership in an entity that was established to develop new channel services.  As a result, we incurred a capital loss for income tax purposes and recorded a corresponding long-term deferred tax asset to reflect the net tax effect of the temporary difference between the carrying amount of the asset for financial reporting purposes and income tax purposes. Additionally, we established a valuation allowance of approximately $0.1 million based on an evaluation of objective evidence and our estimate that none of the deferred tax asset would be realized in the future. The establishment of the valuation allowance was reflected as a $0.1 million increase in the income tax expense during the three month period ended June 30, 2011.  No other discreet items had a material impact on our tax rate during the three month periods ended June 30, 2011 or 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

In summary, our cash flows from continuing operations were as follows:

	(In millions) Three Months Ended June 30,
	2011	2010
Net cash used in operating activities of continuing operations	$(0.2)	$(2.8)
Net cash used in investing activities of continuing operations	(2.5)	(0.2)
Net cash used in financing activities of continuing operations	(0.5)	(0.1)

Cash Flows from Operating Activities of Continuing Operations

Cash used in operating activities of continuing operations during the three month period ended June 30, 2011 as compared to the same prior year quarter was primarily impacted by the following:

•     a decrease in income from continuing operations primarily associated with a decline in the Transactional TV segment operating results;

•     a $1.6 million comparable increase in cash flows because the prior year quarter included production costs associated with producer-for-hire arrangements;

•     a $1.6 million increase in cash flows as reflected in the change in other assets and liabilities accounts primarily from payments received from the landlord of our new corporate facility associated with a tenant improvement allowance; and

•     a $1.0 million comparable increase in cash flows from collections of outstanding recoupable costs and producer advances.

Cash Flows from Investing Activities of Continuing Operations

Cash from investing activities of continuing operations during the three month period ended June 30, 2011included $2.5 million of cash used to purchase property and equipment. Approximately $1.9 million of the cash outflows related to building improvements incurred for a new leased facility, and approximately $0.5 million of the cash outflows related to equipment purchased in connection with our move to a new leased facility. We expect to incur an additional $0.8 million in investing cash outflows for building improvements and equipment related to the new facility during fiscal year 2012. We also expect to receive approximately $0.5 million of operating cash inflows in fiscal year 2012 associated with a tenant improvement allowance. We are continuing to review and may modify our relocation plans in the future, and modifications to our plans could result in a material change to the expected cash outflows associated with the relocation.

Cash Flows from Financing Activities of Continuing Operations

Net cash used in financing activities of continuing operations during the three month period ended June 30, 2011 consisted of $0.4 million of cash used to reduce the outstanding principal of our line of credit and $0.1 million in payments for long-term seller financing related to our purchase of a patent.

Borrowing Arrangements

On December 15, 2010, our former line of credit matured and we renewed the line of credit through December 15, 2011. The line of credit is secured by certain accounts receivable assets and bears interest at the greater of (a) the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit and is being amortized over the life of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts receivable assets securing the line of credit or $5.0 million, and the maximum borrowing base as of June 30, 2011, was $5.0 million. The average outstanding line of credit principal balance for the three month periods ended June 30, 2011 and 2010 was $0.1 million and $1.0 million, respectively. The interest rate on our line of credit during each of the three month periods ended June 30, 2011 and 2010 was 5.75%.

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring, without consent, any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest client. The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of June 30, 2011, our outstanding principal balance under the line of credit was $0.1 million, and we were in compliance with the related covenants.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

During the first quarter of fiscal year 2012, we extended the term of non-cancellable employment contracts with certain executives and other key employees. These employment contracts expire through March 31, 2015. The impact of the extension of the employment contracts was an increase in our commitments under the obligations as of June 30, 2011 of approximately $0.3 million, $0.8 million, $1.8 million, and $1.1 million during the fiscal years ending March 31, 2012, 2013, 2014 and 2015, respectively.

In August 2011, the President resigned his position with us and his employment agreement was terminated. In connection with the resignation, we entered into a transition services and consulting agreement. The impact of the employment agreement termination and the execution of the transition services and consulting agreement was a net decrease in our commitments under the obligations of $0.3 million, $0.4 million, $0.5 million and $0.5 million during the fiscal years ending March 31, 2012, 2013, 2014 and 2015, respectively.

Off-Balance Sheet Arrangements

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

Other Contingencies

Our Film Production segment has distributed eight repped content horror films through a large video rental retailer (Retailer). We incurred recoupable costs and producer advances associated with the films distributed to the Retailer. The Retailer filed for bankruptcy in late September 2010 and was subsequently acquired in April 2011. We currently expect that we will be successful in collecting amounts owed to us through the distribution arrangement. If we are unable to collect amounts owed to us related to our distribution of films through the Retailer, we expect that we will be unable to recover the recoupable costs and producer advances incurred for the related films. We estimate that we would incur a maximum increase in the allowance for unrecoverable accounts of approximately $0.2 million if we are unable to collect amounts due from the distribution agreement with the Retailer.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Legal Proceedings

In the normal course of business, we are subject to various lawsuits and claims. We believe that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on our financial statements.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements related to our operations, see Note 2 — Recent Accounting Pronouncements within the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk.    Our exposure to market risk is principally confined to cash in deposit accounts and money market accounts, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity.    Changes in interest rates could impact our anticipated interest income on cash and cash equivalents. An adverse change in interest rates in effect as of June 30, 2011 would not have a material impact on our interest income or cash flows.

Changes in interest rates could also impact the amount of interest we pay on borrowings under our line of credit. A 10% adverse change in the interest rates on borrowings under our line of credit would not have a material impact on our interest expense or cash flows.

Foreign Currency Exchange Risk.    We do not have any material foreign currency transactions.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 9 — Commitments and Contingencies — Legal Proceedings within the Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

If we are not able to retain our key executives, it may be more difficult for us to manage our operations or retain our customer relationships and our financial position and results of operations could be adversely affected.

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

For example, the recent resignation of our President could be perceived negatively by one or more of our major or other customers, which could result in the removal of a portion or all of our services with those customers.  Our customers could also demand contractual concessions or require more personal attention by our employees to ensure our continuing commitment to those customers and consistent delivery of our services in the absence of our former President. The additional responsibilities and effort required to ensure a seamless customer retention may also distract our employees’ attentions from other important functions.   If the loss of the services of any of our executive officers or other key personnel causes more difficulty in managing our operations or retaining our customer relationships as described in the above examples or otherwise, our financial condition and results of operations could be materially adversely impacted.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as such risk factors are updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

10.01*	Amendment to Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming, dated May 13, 2011(1)
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01†	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02†	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential portions of this agreement have been redacted pursuant to a confidential treatment request filed separately with the SEC.

† Furnished, not filed.

†† XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

(1) Incorporated by reference to Exhibit 99.1 included in the Company’s Current Report on Form 8-K/A (Amendment No.1) filed on July 29, 2011 (File No. 000-23697).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
Dated: August 10, 2011	By:	/s/ Michael Weiner
	Name:	Michael Weiner
	Title:	Chief Executive Officer

Dated: August 10, 2011		/s/ Grant Williams
	Name:	Grant Williams
	Title:	Chief Financial Officer

Exhibit No.	Exhibit Description

10.01*	Amendment to Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming, dated May 13, 2011(1)
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01†	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02†	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

* Confidential portions of this agreement have been redacted pursuant to a confidential treatment request filed separately with the SEC.

† Furnished, not filed.

†† XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.

(1) Incorporated by reference to Exhibit 99.1 included in the Company’s Current Report on Form 8-K/A (Amendment No.1) filed on July 29, 2011 (File No. 000-23697).