Form 10-Q
period 2011-09-30
NEW FRONTIER MEDIA INC
filed 2011-11-14
CIK 847383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, 18,522,064 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q

NEW FRONTIER MEDIA, INC.

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2011

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	(Unaudited)
	September 30,	March 31,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$15,482	$18,787
Restricted cash	612	109
Accounts receivable, less allowance of $124 and $173, respectively	8,100	8,695
Taxes receivable	993	877
Prepaid and other assets	2,456	2,569

Total current assets	27,643	31,037

Property and equipment, net	9,220	7,218
Content and distribution rights, net	11,614	11,543
Recoupable costs and producer advances, less allowance of $1,959 and $1,898, respectively	2,065	2,771
Film costs, net	3,153	2,579
Goodwill	3,743	3,743
Deferred tax assets	1,558	1,658
Other assets	708	924

Total assets	$59,704	$61,473

Liabilities and equity
Current liabilities:
Accounts payable	$1,283	$1,571
Producers payable	531	1,089
Deferred revenue	699	863
Accrued compensation	1,104	1,607
Deferred producer liabilities	1,076	1,654
Short-term debt	100	500
Deferred tax liabilities	49	46
Accrued and other liabilities	2,031	1,910

Total current liabilities	6,873	9,240

Taxes payable	116	116
Other long-term liabilities	1,592	519

Total liabilities	8,581	9,875

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 18,522 and 19,201 shares issued and outstanding, respectively	2	2
Additional paid-in capital	54,628	55,169
Accumulated deficit	(3,435)	(3,460)
Accumulated other comprehensive loss	(72)	(69)

Total New Frontier Media, Inc. shareholders’ equity	51,123	51,642

Noncontrolling interests	—	(44)

Total equity	51,123	51,598

Total liabilities and equity	$59,704	$61,473

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Six Months Ended September 30,
	2011	2010	2011	2010
Net revenue	$10,305	$11,162	$20,733	$23,616
Cost of sales	3,938	4,265	7,906	9,328

Gross margin	6,367	6,897	12,827	14,288

Operating expenses:
Sales and marketing	1,937	1,825	3,996	3,855
General and administrative	3,999	4,724	8,393	9,164
Charge for asset impairments	186	624	186	624
Total operating expenses	6,122	7,173	12,575	13,643

Operating income (loss)	245	(276)	252	645

Other income (expense):
Interest income	5	12	12	28
Interest expense	(9)	(23)	(18)	(46)
Other income, net	—	1	—	4

Total other expense	(4)	(10)	(6)	(14)

Income (loss) from continuing operations before income tax benefit (expense)	241	(286)	246	631

Income tax benefit (expense)	(108)	91	(224)	(269)

Income (loss) from continuing operations	133	(195)	22	362

Loss from discontinued operations, net of income tax benefit of $0, $0, $0, and $5, respectively	—	(1)	—	(8)

Net income (loss)	133	(196)	22	354

Add: Net loss attributable to noncontrolling interests	—	—	3	—

Net income (loss) attributable to New Frontier Media, Inc. shareholders	$133	$(196)	$25	$354

Amounts attributable to New Frontier Media, Inc. shareholders:
Income (loss) from continuing operations	$133	$(195)	$25	$362
Loss from discontinued operations, net of income tax benefit of $0, $0, $0, and $5, respectively	—	(1)	—	(8)
Net income (loss)	$133	$(196)	$25	$354

Per share information attributable to New Frontier Media, Inc. shareholders:
Basic income (loss) per share:
Continuing operations	$0.01	$(0.01)	$0.00	$0.02
Discontinued operations	—	(0.00)	—	(0.00)
Net basic income (loss) per share	$0.01	$(0.01)	$0.00	$0.02

Diluted income (loss) per share:
Continuing operations	$0.01	$(0.01)	$0.00	$0.02
Discontinued operations	—	(0.00)	—	(0.00)
Net diluted income (loss) per share	$0.01	$(0.01)	$0.00	$0.02

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$22	$354
Add: Loss from discontinued operations	—	8
Income from continuing operations	22	362
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	3,842	4,691
Share-based compensation	396	372
Deferred taxes	42	(85)
Charge for asset impairments	186	624
Change in operating assets and liabilities:
Accounts receivable	595	1,839
Accounts payable	(287)	(116)
Content and distribution rights	(2,161)	(2,463)
Film costs	(1,224)	(789)
Deferred producer-for-hire costs	—	(3,007)
Deferred producer liabilities	(578)	(222)
Deferred revenue	(164)	363
Producers payable	(558)	220
Taxes receivable and payable	(116)	(798)
Accrued compensation	(503)	(255)
Recoupable costs and producer advances	706	(10)
Other assets and liabilities	1,186	(349)
Net cash provided by operating activities of continuing operations	1,384	377
Net cash used in operating activities of discontinued operations	—	(37)
Net cash provided by operating activities	1,384	340

Cash flows from investing activities:
Purchases of property and equipment	(3,356)	(2,295)
Net cash used in investing activities of continuing operations	(3,356)	(2,295)
Net cash used in investing activities of discontinued operations	—	—
Net cash used in investing activities	(3,356)	(2,295)

Cash flows from financing activities:
Purchases of common stock	(875)	(363)
Payment on short-term debt	(400)	—
Payment on long-term seller financing	(55)	(75)
Net cash used in financing activities of continuing operations	(1,330)	(438)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(1,330)	(438)

Net decrease in cash and cash equivalents	(3,302)	(2,393)
Effect of exchange rate changes on cash and cash equivalents	(3)	2
Cash and cash equivalents, beginning of period	18,787	17,187
Cash and cash equivalents, end of period	$15,482	$14,796

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Six Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$133	$(196)	$22	$354
Other comprehensive income (loss):
Currency translation adjustment	(4)	5	(3)	(4)
Total comprehensive income (loss)	129	(191)	19	350
Add: Comprehensive loss attributable to noncontrolling interests	—	—	3	—
Total comprehensive income (loss) attributable to New Frontier Media, Inc. shareholders	$129	$(191)	$22	$350

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in thousands)

	(Unaudited) Six Months Ended September 30,
	2011	2010
Common stock
Balance at beginning of period	$2	$2
Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	55,169	54,929
Reversal of tax benefit for stock option forfeitures/cancellations	(62)	(1)
Purchases of common stock	(875)	(363)
Share-based compensation	396	377
Balance at end of period	54,628	54,942

Accumulated deficit
Balance at beginning of period	(3,460)	(2,735)
Net income attributable to New Frontier Media, Inc. shareholders	25	354
Balance at end of period	(3,435)	(2,381)

Accumulated other comprehensive loss
Balance at beginning of period	(69)	(68)
Currency translation adjustment	(3)	(4)
Balance at end of period	(72)	(72)

Total New Frontier Media, Inc. shareholders’ equity	51,123	52,491

Noncontrolling interests
Balance at beginning of period	(44)	—
Net loss	(3)	—
Deconsolidation of controlling interests	47	—
Balance at end of period	—	—

Total equity	$51,123	$52,491

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its wholly owned and majority controlled subsidiaries (collectively hereinafter referred to as New Frontier Media, the Company, we, us, and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. We believe these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of the financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on June 3, 2011.  The results of operations for the six month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Accrued and Other Liabilities

Accrued and other liabilities included approximately $0.5 million and $0.3 million of accrued transport fee liabilities as of September 30, 2011 and March 31, 2011, respectively, and accrued content and distribution rights liabilities of approximately $0.3 million as of September 30, 2011 and March 31, 2011.

Other Long-Term Liabilities

Other long-term liabilities included approximately $1.5 million and $0.4 million of incentive from lessor liabilities as of September 30, 2011 and March 31, 2011, respectively.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning after December 15, 2011. We do not expect the adoption of ASU 2011-08 to have a material effect on our results of operations or financial position

NOTE 3 — INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share from continuing operations attributable to New Frontier Media, Inc. shareholders were as follows (in thousands, except per share amounts):

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) from continuing operations attributable to New Frontier Media, Inc. shareholders	$133	$(195)	$25	$362
Weighted average shares outstanding	18,993	19,329	19,096	19,380
Effect of dilutive shares	—	—	—	—
Weighted average diluted shares	18,993	19,329	19,096	19,380
Basic income (loss) per share from continuing operations attributable to New Frontier Media, Inc. shareholders	$0.01	$(0.01)	$0.00	$0.02
Diluted income (loss) per share from continuing operations attributable to New Frontier Media, Inc. shareholders	$0.01	$(0.01)	$0.00	$0.02

We excluded 2.8 million and 2.2 million options from the calculation of diluted income (loss) per share for the three month periods ended September 30, 2011 and 2010, respectively, because inclusion of these options would be antidilutive.  We excluded 2.5 million and 2.2 million options from the calculation of diluted income (loss) per share for the six month periods ended September 30, 2011 and 2010, respectively, because inclusion of these options would be antidilutive.

NOTE 4 — EMPLOYEE EQUITY INCENTIVE PLANS

We adopted the New Frontier Media, Inc. 2010 Equity Incentive Plan (the 2010 Plan) in August 2010. The 2010 Plan is intended to assist in attracting and retaining employees and directors, to optimize profitability and promote teamwork.   There were 1.3 million awards originally authorized for issuance under the 2010 Plan.  As of September 30, 2011, there were 0.5 million awards available for issuance.

Share-Based Compensation

Share-based compensation expense from continuing operations was included in cost of sales, sales and marketing, and general and administrative expenses. The expense from continuing operations resulting from options granted under our equity incentive plans was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Share-based compensation expense before income taxes	$118	$144	$396	$372
Income tax benefit	(93)	(71)	(200)	(159)
Total share-based compensation expense after income tax benefit	$25	$73	$196	$213
Share-based compensation effect on basic and diluted income (loss) per common share	$—	$—	$0.01	$0.01

The weighted average estimated fair value of stock option grants and the weighted average assumptions that were used in calculating such values for the three and six month periods ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
	2011	2010		2011	2010
Weighted average estimated fair value per award	$0.61		(1)	$0.83		(1)
Expected term (in years)	5		(1)	6		(1)
Risk free interest rate	1.8%		(1)	2.5%		(1)
Volatility	55%		(1)	54%		(1)
Dividend yield	—%		(1)	—%		(1)

(1)  No options were granted during the three or six month periods ended September 31, 2010.

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

Stock option transactions during the six month period ended September 30, 2011 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of April 1, 2011	2,171,177	$5.17
Granted	897,500	2.05
Forfeited/expired	(355,750)	2.78
Outstanding as of September 30, 2011	2,712,927	4.45	5.7	$—

Options exercisable as of September 30, 2011	1,651,677	5.79	3.5	—

Options vested and expected to vest—non-officers	1,319,587	4.52	6.6	—

Options vested and expected to vest—officers	1,212,897	4.73	4.0	—

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media stock at the time of exercise or at the end of the period if unexercised.

As of September 30, 2011, there was $0.3 million of total unrecognized compensation costs for each of the  non-officer and officer groups related to stock options granted under equity incentive plans. The unrecognized compensation costs for non-officers and officers are expected to be recognized over a weighted average period of approximately two years and one year, respectively.

NOTE 5 — FAIR VALUE MEASUREMENT

We account for certain assets and liabilities at fair value. The hierarchy below lists the three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, such as goodwill, film costs and intangible assets, at fair value on a nonrecurring basis when they are deemed to be impaired. The fair values are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the unamortized cost of the asset exceeds its fair value. The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2011 (in thousands):

	Level 1	Level 2	Level 3	Net Fair Value	Impairment Charge
Film costs(1)	$—	$—	$57	$57	$186

(1) Measurement relates to the Film Production segment film cost impairment analysis. See Note 6—Film Cost Impairment for additional discussion.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2010 (in thousands):

	Level 1	Level 2	Level 3	Net Fair Value	Impairment Charge
Film costs(2)	$—	$—	$318	$318	$624

(2) Measurement relates to the Film Production segment film cost impairment analysis. See Note 6—Film Cost Impairment for additional discussion.

NOTE 6 — FILM COST IMPAIRMENT

Film costs are reviewed for impairment on a title-by-title basis each quarterly reporting period when events or circumstances indicate an assessment is warranted. We record an impairment charge when the fair value of the assessed title is less than the unamortized cost. Examples of events or circumstances that could result in an assessment and impairment charge for film costs include (a) an unexpected less favorable performance of a film title or event on a cable platform or (b) a downward adjustment in the estimated future performance of a film title or event due to an adverse change to the general business climate.  During the three month period ended September 30, 2011, we adjusted downward the estimated future revenue for several films due to further deterioration in the Western European film markets.   During the three month period ended September 30, 2010, we adjusted downward the estimated future revenue for several films due to a continuation of lower than expected performance.  As a result, we performed an assessment of the films and determined the estimated fair value of the films as of September 30, 2011 and 2010 was less than the unamortized film costs and incurred impairment charges of $0.2 million and $0.6 million, respectively. The impairment charges are recorded in the charge for asset impairments within the Film Production segment. The impaired films were classified as in release. The components of film costs were as follows (in thousands):

	September 30, 2011	March 31, 2011
In release	$18,624	$18,474
Completed, not yet released	466	500
In production	1,096	174
Film costs, at cost	20,186	19,148
Less accumulated amortization	(17,033)	(16,569)
Total film costs, net	$3,153	$2,579

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Continued)

NOTE 7—PROPERTY AND EQUIPMENT

The components of property and equipment were as follows (in thousands):

	September 30, 2011	March 31, 2011
Furniture and fixtures	$360	$698
Computers, equipment and servers	9,798	9,194
Leasehold and tenant improvements	3,730	4,156
Property and equipment, at cost	13,888	14,048
Less accumulated depreciation	(4,668)	(6,830)
Total property and equipment, net	$9,220	$7,218

During the six month period ended September 30, 2011, we retired approximately $3.4 million of fully depreciated property and equipment related to vacating a former facility and moving into a new facility. During the fiscal year ended March 31, 2011, we retired approximately $2.5 million of fully depreciated property and equipment that was no longer in use.

NOTE 8 — SEGMENT AND GEOGRAPHIC INFORMATION

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

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. Segment profit (loss) is based on income (loss) from continuing operations before income tax benefit (expense). The reportable segments are distinct business units, separately managed with different distribution channels. The selected operating results of the segments during each of the three and six month periods ended September 30 were as follows (in thousands):

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net revenue
Transactional TV	$8,746	$9,082	$17,420	$18,055
Film Production	1,365	1,874	2,908	5,164
Direct-to-Consumer	194	206	405	397
Total	$10,305	$11,162	$20,733	$23,616
Segment profit (loss)
Transactional TV	$2,094	$3,177	$4,211	$6,651
Film Production	140	(830)	430	(434)
Direct-to-Consumer	(106)	(257)	(265)	(475)
Corporate Administration	(1,887)	(2,376)	(4,130)	(5,111)
Total	$241	$(286)	$246	$631
Interest income
Film Production	$3	$6	$6	$12
Corporate Administration	2	6	6	16
Total	$5	$12	$12	$28
Interest expense
Direct-to-Consumer	$1	$2	$2	$4
Corporate Administration	8	21	16	42
Total	$9	$23	$18	$46
Depreciation and amortization
Transactional TV	$1,591	$1,504	$3,281	$2,850
Film Production	285	581	473	1,739
Direct-to-Consumer	30	40	64	77
Corporate Administration	12	13	24	25
Total	$1,918	$2,138	$3,842	$4,691

The total identifiable asset balance by operating segment as of the dates presented was as follows (in thousands):

	September 30, 2011	March 31, 2011
Identifiable Assets
Transactional TV	$32,673	$29,750
Film Production	8,179	9,125
Direct-to-Consumer	436	604
Corporate Administration	18,416	21,994
Total assets	$59,704	$61,473

Approximately $0.1 million of our total assets were located in Europe as of September 30, 2011. All other assets were located in the U.S.

Net revenue, classified by geographic billing location of the customer, during the three and six month periods ended September 30 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

United States net revenue	$8,279	$9,262	$16,485	$20,106

International net revenue:
Europe, Middle East and Africa	601	416	1,020	819
Latin America	721	656	1,554	1,238
Canada	639	722	1,481	1,305
Asia	65	106	193	148
Total international net revenue	2,026	1,900	4,248	3,510

Total net revenue	$10,305	$11,162	$20,733	$23,616

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Continued)

NOTE 9 — MAJOR CUSTOMERS

Our major customers (customers with revenue in excess of 10% of consolidated net revenue during any one of the presented periods) are Comcast Corporation (Comcast), Time Warner, Inc. (Time Warner), DIRECTV, Inc. (DirecTV), and DISH Network Corporation (DISH). Revenue from these customers is included in the Transactional TV and Film Production segments. Net revenue from these customers as a percentage of total net revenue for each of the three and six month periods ended September 30 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Comcast	21%	19%	19%	18%
Time Warner	11%	12%	12%	11%
DirecTV	11%	10%	11%	10%
DISH	10%	11%	10%	10%

The outstanding accounts receivable balances due from our major customers as of the dates presented were as follows (in thousands):

	September 30, 2011	March 31, 2011
Comcast	$1,432	$1,231
DISH	689	704
DirecTV	674	634
Time Warner	376	448

The loss of any of our major customers would have a material adverse effect on our results of operations and financial condition.

NOTE 10 — INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We establish valuation allowances when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. During the first quarter of fiscal year 2012, we determined that it was more likely than not that deferred tax assets associated with certain capital losses would not be realized and recorded a valuation allowance of $0.1 million for the full capital loss deferred tax asset.  The valuation allowance resulted in an increase in our income tax expense of $0.1 million during the first quarter of fiscal year 2012.  We had no other valuation allowances as of September 30, 2011.

We account for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.  As of September 30, 2011, we had total unrecognized tax benefits of approximately $0.1 million that are not expected to be settled within one year and have been classified within long-term taxes payable. If we were to prevail or the uncertainties were settled in our favor for all uncertain tax positions, the net effect is estimated to be an income tax benefit of approximately $0.1 million.

We file U.S. federal, state and foreign income tax returns. With few exceptions, we are no longer subject to examination of our federal income tax returns for the years prior to the fiscal year ended March 31, 2008, and we are no longer subject to examination of our state income tax returns for the years prior to the fiscal year ended March 31, 2007.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (Continued)

NOTE 11 — BORROWING ARRANGEMENTS

On December 15, 2010, our former line of credit matured and we renewed the line of credit through December 15, 2011. The line of credit is secured by certain accounts receivable assets and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit and is being amortized over the life of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts receivable assets securing the line of credit or $5.0 million, and the maximum borrowing base as of September 30, 2011, was $5.0 million. The average outstanding line of credit principal balance for the three month periods ended September 30, 2011 and 2010 was $0.1 million and $1.0 million, respectively. The average outstanding line of credit principal balance for the six month periods ended September 30, 2011 and 2010 was $0.1 million and $1.0 million, respectively. The interest rate on our line of credit during each of the three and six month periods ended September 30, 2011 and 2010 was 5.75%.

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring, without consent, any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients. The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of September 30, 2011, our outstanding principal balance under the line of credit was $0.1 million, and we were in compliance with the related covenants.

NOTE 12 — STOCK REPURCHASE PROGRAMS

During the three month period ended September 30, 2011, we acquired approximately 0.7 million shares of common stock under the existing stock repurchase program for a total purchase price of approximately $0.9 million.

In October 2011, our board or directors authorized an extension of our stock repurchase program.  The extension allows for the additional repurchase of up to 0.8 million shares of common stock on the open market or through privately negotiated transactions, in an amount not to exceed in aggregate $1.0 million, exclusive of any fees, commissions or other expenses related to such repurchases.  The program expires on March 31, 2014.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Contracts

During the six month period ended September 30, 2011, we entered into and extended the terms of non-cancellable employment contracts with certain executives and other key employees. These employment contracts expire through March 31, 2015. Additionally, the President resigned his position with us in August 2011 and his employment agreement was terminated.  In connection with the resignation, we entered into a transition services and consulting agreement. The net increase to our commitments under these obligations as of September 30, 2011 was as follows (in thousands):

Year Ending March 31,

2012	$305
2013	767
2014	1,457
2015	610

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

Other Contingencies and Commitments

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

NOTE 14 — AMENDMENT TO STOCKHOLDER RIGHTS PLAN

In connection with the adoption of our shareholders Rights Agreement on November 29, 2001, which was amended on August 1, 2008, our board of directors declared a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of our common stock to shareholders of record at the close of business on December 21, 2001.  Each such right, when exercisable, generally entitles the registered holder to purchase a unit consisting of one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.01 per share, at a purchase price of $10 per unit, subject to adjustment.  These rights may have anti-takeover effects, as they will cause substantial dilution to a person or group of persons that attempts to acquire the Company in a manner that causes the rights to become discount rights unless the offer is conditional on, among other things, approval by our board of directors.  The rights, however, should not affect any prospective offeror willing to make an offer at a fair price and otherwise in the best interests of the Company and our shareholders as determined by the directors or willing to negotiate with the board of directors.  For example, the rights would not interfere with any merger or other business combination approved by the board of directors.  On October 27, 2011, our board of directors approved an amendment to the Rights Agreement to extend its duration from December 21, 2011 to December 31, 2014.  The amendment became effective on October 31, 2011.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers and related revenue that accounted for approximately 51% of our total revenue during the six month period ended September 30, 2011; 2) maintain the license fee structures currently in place with our customers; 3) maintain our pay-per-view (PPV) and video-on-demand (VOD) shelf space with existing customers; 4) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (MSOs) and direct broadcast satellite (DBS) providers; 5) retain our key executives; 6) produce film content that is well received by our Film Production segment’s customers; 7) comply with current and future regulatory developments both domestically and internationally; and 8) successfully compete against other forms of adult entertainment such as pay and free adult-oriented internet websites and adult-oriented premium channel content. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of our most recently filed Annual Report on Form 10-K, as updated by periodic and current reports that we may file from time to time with the United States Securities and Exchange Commission (SEC) that amend or update such factors.

Executive Overview

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Corporate Administration Segment

The Corporate Administration segment reflects all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer operating segments. These costs include, but are not limited to: legal expenses, accounting expenses, human resource department costs, insurance expenses, registration and filing fees with NASDAQ, executive employee costs, and costs associated with our public company filings and shareholder communications. Our focus for this operating segment is balancing cost containment with the need for administrative support.

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

Results of Operations

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment for each of the periods presented (amounts in table may not sum due to rounding):

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2011	2010	% change	2011	2010	% change
Net revenue
VOD	$5.3	$5.5	(4)%	$10.7	$10.9	(2)%
PPV	3.3	3.4	(3)%	6.5	6.9	(6)%
Other	0.1	0.1	0%	0.2	0.2	0%

Total	8.7	9.1	(4)%	17.4	18.1	(4)%

Cost of sales	3.2	3.3	(3)%	6.5	6.3	3%

Gross profit	5.5	5.7	(4)%	10.9	11.7	(7)%

Gross profit %	63%	63%		63%	65%

Operating expenses	3.4	2.6	31%	6.7	5.1	31%

Operating income	$2.1	$3.2	(34)%	$4.2	$6.6	(36)%

Net Revenue

VOD

Revenue declined during the three and six month periods ended September 30, 2011 due to declines in domestic revenue of $0.1 million and $0.4 million, respectively.  We believe that depressed economic conditions caused U.S. consumers that have historically purchased our content with discretionary income to reduce their spending on our content, eliminate their acquisition of our content, or view adult content through less expensive alternatives such as lower-cost and free internet websites. Additionally, we experienced a $0.1 million decline in international VOD revenue during the three month period ended September 30, 2011 primarily from new competition on certain customer platforms in Latin America.  For the six month period ended September 30, 2011, the revenue decline was partially offset by an increase in international VOD revenue of approximately $0.2 million primarily due to higher revenue from our Canadian cable customers related to a general improvement in content performance and the impact of customer adjustments to their menu structures.

PPV

Revenue declined during the three and six month periods ended September 30, 2011 due to declines in domestic revenue of $0.3 million and $0.7 million, respectively.   These declines were primarily due to lower revenue from the two largest DBS providers in the U.S. We believe these declines were due to depressed economic conditions as discussed in more detail above.  Partially offsetting the decline in revenue was a $0.2 million and $0.3 million increase in international PPV revenue during the three and six month periods ended September 30, 2011, respectively, primarily from improved content performance and new channel launches in Latin America.

Other

Other revenue primarily includes amounts from advertising on our PPV channels and from distribution fees. The other revenue results during the three and six month periods ended September 30, 2011 were generally consistent and comparable with the same prior year period results.

Cost of Sales

Our cost of sales consists of expenses associated with our digital broadcast infrastructure, satellite uplinking, satellite transponder leases, programming acquisition and monitoring activities, VOD transport, amortization of content and distribution rights, depreciation of property and equipment, and related employee costs.  Cost of sales decreased by approximately $0.1 million during the three month period ended September 30, 2011 primarily due to lower transponder, transport and uplinking costs from cost reduction efforts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Cost of sales increased by $0.2 million during the six month period ended September 30, 2011 primarily due to an increase in employee and transport costs associated with our distribution of new domestic content packages and high-definition content in an effort to improve domestic revenue.

Operating Expenses and Operating Income

Operating expenses increased during the three and six month periods ended September 30, 2011 primarily due to (a) a $0.2 million and $0.3 million increase, respectively, in employee and related costs because an executive was reassigned from the Corporate Administration segment to the Transactional TV segment in order to lead the international sales efforts in Europe, (b) a $0.1 million and $0.4 million increase, respectively, in costs from accelerating depreciation expenses for certain tenant improvement assets and from depreciation of storage equipment purchased to support our international growth and expanded domestic distribution, (c) a $0.4 million and $0.7 million increase, respectively, in employee and related costs incurred in an effort to support the development of new content packages, and (d) a $0.3 million increase in rent expense in each of the three and six month periods ended September 30, 2011 from costs associated with leasing a new facility.  The increases in expenses during the three and six month periods ended September 31, 2011 were partially offset by a decline in certain other expense items from cost reduction efforts.

Operating income for the three month periods ended September 30, 2011 and 2010 was $2.1 million and $3.2 million, respectively.  Operating income for the six month periods ended September 30, 2011 and 2010 was $4.2 million and $6.6 million, respectively.

Film Production Segment

The following table sets forth certain financial information for the Film Production segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2011	2010	% change	2011	2010	% change
Net revenue
Owned content	$0.9	$1.0	(10)%	$1.6	$3.0	(47)%
Repped content	0.4	0.8	(50)%	1.1	1.3	(15)%
Producer-for-hire and other	0.1	0.1	0%	0.2	0.9	(78)%

Total	1.4	1.9	(26)%	2.9	5.2	(44)%

Cost of sales	0.5	0.6	(17)%	0.9	2.4	(63)%

Gross profit	0.9	1.3	(31)%	2.0	2.8	(29)%

Gross profit %	64%	68%		69%	54%

Operating expenses	0.7	2.1	(67)%	1.5	3.2	(53)%

Operating income (loss)	$0.1	$(0.8)	#	$0.4	$(0.4)	#

# Change is in excess of 100%.

Net Revenue

Owned Content

Owned content revenue declined during the three and six month periods ended September 30, 2011 primarily because the same prior year periods included revenue of approximately $0.4 million and $1.8 million, respectively, from the completion of our fourth installment of an episodic series with a premium channel customer, and no similar

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

revenue occurred in the three or six month periods ended September 30, 2011.  Revenue was also lower during the three and six month periods ended September 30, 2011 as a result of a $0.1 million and $0.2 million decline, respectively, in VOD revenue, and we believe the declines are due to the depressed economic conditions discussed above. The declines in revenue during the three and six month periods ended September 30, 2011 and 2010 were partially offset by an increase in one-time distribution revenue.

During the three month period ended September 30, 2011, we executed an agreement to produce and deliver a thirteen episode series for a premium movie channel customer. We expect to recognize revenue and the related costs from the production during the first half of fiscal year 2013. We currently expect to incur between $1.6 million and $1.7 million in production costs for the episodic series and realize approximately $2.3 million of owned content revenue.

Repped Content

Repped content revenue includes amounts from the licensing of film titles that we represent (but do not own) under sales agency relationships with various independent film producers. Repped content revenue declined during the three and six month periods ended September 30, 2011 primarily due to the execution of fewer distribution sales agreements as compared to the same prior year periods.

Producer-for-Hire and Other

Producer-for-hire and other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors. Producer-for-hire and other revenue during the three month period ended September 30, 2011 was consistent with the same prior year period. Producer-for-hire and other revenue decreased during the six month period ended September 30, 2011 because we completed and recognized revenue from a producer-for-hire arrangement during the same prior year period, and no similar producer-for-hire revenue was recognized during the six month period ended September 30, 2011.

Cost of Sales

Cost of sales primarily includes amortization of owned content film costs as well as delivery and distribution costs of content. These expenses also include the costs we incur to provide producer-for-hire services. Cost of sales declined during the three and six month periods ended September 30, 2011 by approximately $0.1 million and $0.9 million, respectively, due to lower film cost amortization consistent with the decline in owned content revenue. Cost of sales also declined during the six month period ended September 30, 2011 because the same prior year period included production costs incurred in connection with the completion of a producer-for-hire arrangement of approximately $0.6 million, and no similar production costs were incurred during the six month period ended September 30, 2011.

Operating Expenses and Operating Income (Loss)

Operating expenses decreased during the three and six month periods ended September 30, 2011 due to (a) a $0.4 million decrease in film cost impairment charges as discussed in more detail below, (b) a $0.5 million and $0.8 million decline, respectively, in employee costs primarily associated with the departure of the segment’s Co-Presidents and other employees during the second half of fiscal year 2011, (c) a $0.2 million and $0.3 million decline, respectively, due to lower other identifiable intangible assets amortization because certain intangible assets became fully amortized during the fourth quarter of fiscal year 2011, and (d) a $0.4 million and $0.3 million decline, respectively, in charges to increase the allowance for unrecoverable accounts, which reserves for recoupable costs and producer advances that are not expected to be recovered.  The increase in the allowance for unrecoverable accounts in the prior year periods was due to the underperformance of certain repped films.  The decline in expenses was partially offset by an increase in strategic planning consulting costs of $0.1 million and $0.2 million during the three and six month periods ended September 30, 2011, respectively.

The Film Production segment generated operating income of $0.1 million and $0.4 million during the three and six month periods ended September 30, 2011, respectively, as compared to operating losses of $0.8 million and $0.4 million during the three and six month periods ended September 30, 2010, respectively.

Film Cost Impairment Charge

During the three month periods ended September 30, 2011 and 2010, we recorded non-cash impairment charges associated with certain owned content films of approximately $0.2 million and $0.6 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the three month period ended September 30, 2011, we adjusted downward the expected performance of certain films due to further deterioration in the Western European film markets. During the three month period ended September 30, 2010, we adjusted downward the expected performance of certain films based on a continuation of underperformance as compared to expectations.  As a result of the downward adjustments in expected performance, we performed further assessment on the films and determined the fair value of the films was less than the unamortized cost of the films, and the difference was recorded as an impairment charge.  The impairment charges were recorded in the charge for asset impairments within the Film Production segment.  The fair value of the films was estimated by discounting the films’ expected future cash flow by the weighted average cost of capital.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2011	2010	% change	2011	2010	% change
Net revenue	$0.2	$0.2	0%	$0.4	$0.4	0%

Cost of sales	0.2	0.3	(33)%	0.4	0.6	(33)%

Gross loss	(0.0)	(0.1)	#	(0.0)	(0.2)	#

Operating expenses	0.1	0.1	0%	0.2	0.2	0%

Operating loss	$(0.1)	$(0.3)	67%	$(0.3)	$(0.5)	40%

#   Change is in excess of 100%.

Net Revenue

Net revenue primarily consists of membership fees earned from customer subscriptions to our consumer websites. Net revenue during the three and six month periods ended September 30, 2011 was consistent with the same prior year periods.

Cost of Sales

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content amortization, depreciation of property and equipment, and related employee costs. Cost of sales declined during the three and six month periods ended September 30, 2011 primarily due to a $0.1 million and $0.2 million decline, respectively, in employee costs primarily associated with cost reduction efforts.

Operating Expenses and Operating Loss

Operating expenses were generally consistent and comparable with the same prior year periods.  We incurred operating losses of $0.1 million and $0.3 million during the three and six month periods ended September 30, 2011, respectively, as compared to operating losses of $0.3 million and $0.5 million during the three and six month periods ended September 30, 2010, respectively.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment for each of the periods presented:

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2011	2010	% change	2011	2010	% change
Operating expenses	$1.9	$2.4	(21)%	$4.1	$5.1	(20)%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate Administration segment expenses declined during the three and six month periods ended September 30, 2011 due to a $0.2 million and $0.3 million decrease, respectively, in employee and related costs because an executive was reassigned to the Transactional TV segment to lead the international sales efforts in Europe, and his costs are now reflected in that segment.   Additionally, our President resigned in August 2011 resulting in a decrease in employee and related costs of $0.2 million during the three and six month periods ended September 30, 2011.  Expenses also declined during the six month period ended September 30, 2011 due to lower accounting and legal costs from general cost reduction efforts.

Income Tax Expense

During the first quarter of fiscal year 2012, we abandoned our majority ownership in an entity that was established to develop new channel services. As a result, we incurred a capital loss for income tax purposes and recorded a corresponding long-term deferred tax asset to reflect the net tax effect of the temporary difference between the carrying amount of the asset for financial reporting purposes and income tax purposes. Additionally, we established a valuation allowance of approximately $0.1 million based on an evaluation of objective evidence and our estimate that none of the deferred tax asset would be realized in the future. The establishment of the valuation allowance was reflected as a $0.1 million increase in the income tax expense during the first quarter of fiscal year 2012.  No other discrete items had a material impact on our tax rate during the three or six month periods ended September 30, 2011 and 2010.

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

In summary, our cash flows from continuing operations were as follows:

	(In millions) Six Months Ended September 30,
	2011	2010
Net cash provided by operating activities of continuing operations	$1.4	$0.4
Net cash used in investing activities of continuing operations	(3.4)	(2.3)
Net cash used in financing activities of continuing operations	(1.3)	(0.4)

Cash Flows from Operating Activities of Continuing Operations

Net cash generated by operating activities of continuing operations during the six month period ended September 30, 2011 as compared to the same prior year period was primarily impacted by the following:

•                  a $1.5 million increase in cash flows as reflected in the change in other assets and liabilities accounts primarily from payments received from the landlord of our new corporate facility associated with a tenant improvement allowance;

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•                  a $3.0 million comparable increase in cash flows because the prior year period included production costs associated with producer-for-hire arrangements;

•                  a $0.4 million comparable decrease in cash flows due to an increase in film costs primarily related to an episodic series that is expected to be delivered in the first quarter of fiscal year 2013; and

•                  a $1.2 million comparable decrease in cash flows from collections of outstanding accounts receivables primarily because we collected certain outstanding producer-for-hire receivables in the same prior year period.

During the three month period ended September 30, 2011, we executed an agreement to produce and deliver a thirteen episode series for a premium movie channel customer. We had cash outflows from the production of approximately $0.7 million during the three month period ended September 30, 2011, and we expect to incur additional cash outflows from the production of between $0.9 million and $1.0 million during the second half of fiscal year 2012. We also expect to recognize revenue and collect approximately $2.3 million from the production during the first half of fiscal year 2013.

Cash Flows from Investing Activities of Continuing Operations

Net cash from investing activities of continuing operations during the six month period ended September 30, 2011 included $3.4 million of cash used to purchase property and equipment. Approximately $2.4 million of the cash outflows related to building improvements incurred for a new leased facility, and approximately $0.8 million of the cash outflows related to equipment purchased in connection with our move to the new leased facility. We also purchased approximately $0.2 million in equipment associated with our general technology infrastructure.

Cash Flows from Financing Activities of Continuing Operations

Net cash used in financing activities of continuing operations during the six month period ended September 30, 2011 consisted of $0.9 million in cash used to repurchase approximately 0.7 million shares of common stock at an average purchase price of $1.26 per share, $0.4 million in cash used to reduce the outstanding principal of our line of credit and $0.1 million in payments for long-term seller financing related to our purchase of a patent.

Stock Repurchase Program

During the three month period ended September 30, 2011, we acquired approximately 0.7 million shares of common stock under the existing stock repurchase program for a total purchase price of approximately $0.9 million.

In October 2011, our board or directors authorized an extension of our stock repurchase program. The extension allows for an additional repurchase of up to 0.8 million shares of common stock on the open market or through privately negotiated transactions, in an amount not to exceed in aggregate $1.0 million, exclusive of any fees, commissions or other expenses related to such repurchases.  The program expires on March 31, 2014.

Borrowing Arrangements

On December 15, 2010, our former line of credit matured and we renewed the line of credit through December 15, 2011. The line of credit is secured by certain accounts receivable assets and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit and is being amortized over the life of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts receivable assets securing the line of credit or $5.0 million, and the maximum borrowing base as of September 30, 2011, was $5.0 million. The average outstanding line of credit principal balance for the three month periods ended September 30, 2011 and 2010 was $0.1 million and $1.0 million, respectively. The average outstanding line of credit principal balance for the six month periods ended September 30, 2011 and 2010 was $0.1 million and $1.0 million, respectively. The interest rate on our line of credit during each of the three and six month periods ended September 30, 2011 and 2010 was 5.75%.

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring, without consent, any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest client. The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of September 30, 2011, our outstanding principal balance under the line of credit was $0.1 million, and we were in compliance with the related covenants.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

During the six month period ended September 30, 2011, we entered into and extended the terms of non-cancellable employment contracts with certain executives and other key employees. These employment contracts expire through

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

March 31, 2015.   Additionally, the President resigned his position with us in August 2011 and his employment agreement was terminated.  In connection with the resignation, we entered into a transition services and consulting agreement.  The net increase to our commitments under these obligations as of September 30, 2011 was as follows (in thousands):

Year Ending March 31,

2012	$305
2013	767
2014	1,457
2015	610

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

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements related to our operations, please refer to the related information provided under Note 2 — Recent Accounting Pronouncements to the accompanying Unaudited Condensed Consolidated Financial Statements, which information is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk.    Our exposure to market risk is principally confined to cash in deposit accounts and money market accounts, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity.    Changes in interest rates could impact our anticipated interest income on cash and cash equivalents. An adverse change in interest rates in effect as of September 30, 2011 would not have a material impact on our net income or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 13 — Commitments and Contingencies — Legal Proceedings within the Condensed Consolidated Financial Statements, which information is incorporated herein by reference

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as such risk factors are updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results. Based on our review of the risk factors presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, as updated by our filings of subsequent periodic and current reports from time to time, there have been no material changes to the description of the risk factors since those filings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

In August 2009, our board of directors adopted a stock repurchase program intended to enable us to comply with the safe harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, to the extent applicable and in any event to minimize the impact of any purchases upon the market for its securities. The board of directors adopted the program in light of market conditions and our capital and financial position. Under the program, we were authorized to purchase with available cash and cash from operations up to 1.0 million shares of our outstanding common stock, from time to time through open market or privately negotiated transactions, as market and business conditions permit. In fiscal year 2011 and 2010, 0.2 million and 0.1 million shares were repurchased, respectively.  The program was scheduled to expire in March of 2012.  Any repurchased shares are returned to authorized but unissued shares of common stock in accordance with Colorado law.  The purchase of common stock during the three month period ended September 30, 2011 was as follows (in thousands, except per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2011	—	$—	—	707
August 1-30, 2011	306	1.23	306	401
September 1-30, 2011	373	1.28	373	28

Total	679	$1.26	679

In October 2011, our board or directors authorized an extension of the stock repurchase program. The extension allows for an additional repurchase of up to 0.8 million shares of common stock on the open market or through privately negotiated transactions, in an amount not to exceed in aggregate $1.0 million, exclusive of any fees, commissions or other expenses related to such repurchases.  The extended program is scheduled to expire on March 31, 2014.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

10.01	Third Amendment to the Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated August 5, 2011(1)
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01†	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02†	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report on Form 8-K filed on August 16, 2011 (File No. 000-23697).

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

NEW FRONTIER MEDIA, INC.
Dated: November 14, 2011	By:	/s/ Michael Weiner
	Name:	Michael Weiner
	Title:	Chief Executive Officer

Dated: November 14, 2011		/s/ Grant Williams
	Name:	Grant Williams
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.01	Third Amendment to the Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated August 5, 2011(1)
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01†	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02†	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report on Form 8-K filed on August 16, 2011 (File No. 000-23697).

† Furnished, not filed.

†† XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.