Form 10-Q
period 2011-12-31
NEW FRONTIER MEDIA INC
filed 2012-02-13
CIK 847383

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2011

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

As of February 6, 2012, 16,190,408 shares of Common Stock, par value $.0001, were outstanding.

Form 10-Q

NEW FRONTIER MEDIA, INC.

FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2011

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	(Unaudited)
	December 31,	March 31,
	2011	2011
Assets
Current assets:
Cash and cash equivalents	$11,686	$18,787
Restricted cash	614	109
Accounts receivable, less allowance of $139 and $173, respectively	8,344	8,695
Taxes receivable	2,000	877
Prepaid and other assets	1,525	2,569

Total current assets	24,169	31,037

Property and equipment, net	9,068	7,218
Content and distribution rights, net	11,769	11,543
Recoupable costs and producer advances, less allowance of $1,867 and $704, respectively	2,633	2,771
Film costs, net	3,927	2,579
Goodwill	3,743	3,743
Deferred tax assets	662	1,658
Other assets	710	924

Total assets	$56,681	$61,473

Liabilities and equity
Current liabilities:
Accounts payable	$634	$1,571
Producers payable	622	1,089
Deferred revenue	918	863
Accrued compensation	1,545	1,607
Deferred producer liabilities	1,098	1,654
Short-term debt	100	500
Deferred tax liabilities	24	46
Accrued and other liabilities	1,935	1,910

Total current liabilities	6,876	9,240

Taxes payable	—	116
Other long-term liabilities	1,589	519

Total liabilities	8,465	9,875

Commitments and contingencies (Note 12)

Equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 16,190 and 19,201 shares issued and outstanding, respectively	2	2
Additional paid-in capital	51,823	55,169
Accumulated deficit	(3,535)	(3,460)
Accumulated other comprehensive loss	(74)	(69)

Total New Frontier Media, Inc. shareholders’ equity	48,216	51,642

Noncontrolling interests	—	(44)

Total equity	48,216	51,598

Total liabilities and equity	$56,681	$61,473

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	(Unaudited) Three Months Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2011	2010	2011	2010
Net revenue	$10,209	$14,173	$30,942	$37,789
Cost of sales	4,697	7,244	12,603	16,571

Gross margin	5,512	6,929	18,339	21,218

Operating expenses:
Sales and marketing	2,146	2,137	6,142	5,993
General and administrative	3,847	4,550	12,240	13,714
Charge for asset impairments	—	—	186	624
Total operating expenses	5,993	6,687	18,568	20,331

Operating income (loss)	(481)	242	(229)	887

Other income (expense):
Interest income	6	8	18	36
Interest expense	(9)	(23)	(27)	(69)
Reversal of interest expense for uncertain tax positions	14	35	14	35
Other income, net	19	6	19	10

Total other income	30	26	24	12

Income (loss) from continuing operations before income tax benefit (expense)	(451)	268	(205)	899

Income tax benefit (expense)	352	(43)	127	(313)

Income (loss) from continuing operations	(99)	225	(78)	586

Loss from discontinued operations, net of income tax benefit of $0, $4, $0, and $10, respectively	—	(5)	—	(12)

Net income (loss)	(99)	220	(78)	574

Add: Net loss attributable to noncontrolling interests	—	21	3	21

Net income (loss) attributable to New Frontier Media, Inc. shareholders	$(99)	$241	$(75)	$595

Amounts attributable to New Frontier Media, Inc. shareholders:
Income (loss) from continuing operations	$(99)	$246	$(75)	$607
Loss from discontinued operations, net of income tax benefit of $0, $4, $0, and $10, respectively	—	(5)	—	(12)
Net income (loss)	$(99)	$241	$(75)	$595

Per share information attributable to New Frontier Media, Inc. shareholders:
Basic income (loss) per share:
Continuing operations	$(0.01)	$0.01	$(0.00)	$0.03
Discontinued operations	—	(0.00)	—	(0.00)
Net basic income (loss) per share	$(0.01)	$0.01	$(0.00)	$0.03
Diluted income (loss) per share:
Continuing operations	$(0.01)	$0.01	$(0.00)	$0.03
Discontinued operations	—	(0.00)	—	(0.00)
Net diluted income (loss) per share	$(0.01)	$0.01	$(0.00)	$0.03

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	(Unaudited) Nine Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(78)	$574
Add: Loss from discontinued operations	—	12
Income (loss) from continuing operations	(78)	586
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	5,807	7,140
Share-based compensation	487	470
Deferred taxes	657	(51)
Charge for asset impairments	186	624
Change in operating assets and liabilities:
Accounts receivable	351	(1,682)
Accounts payable	(937)	(482)
Content and distribution rights	(3,379)	(3,772)
Film costs	(2,282)	(820)
Deferred producer-for-hire costs	—	625
Deferred producer liabilities	(556)	238
Deferred revenue	55	111
Producers payable	(467)	85
Taxes receivable and payable	(1,239)	(536)
Accrued compensation	(62)	275
Recoupable costs and producer advances	138	(166)
Other assets and liabilities	2,065	(1,123)
Net cash provided by operating activities of continuing operations	746	1,522
Net cash used in operating activities of discontinued operations	—	(34)
Net cash provided by operating activities	746	1,488

Cash flows from investing activities:
Purchases of property and equipment	(3,825)	(3,485)
Purchase of intangible assets	(46)	(2)
Net cash used in investing activities of continuing operations	(3,871)	(3,487)
Net cash used in investing activities of discontinued operations	—	—
Net cash used in investing activities	(3,871)	(3,487)

Cash flows from financing activities:
Purchases of common stock	(3,513)	(363)
Payment on short-term debt	(400)	—
Payment on long-term seller financing	(55)	(96)
Net cash used in financing activities of continuing operations	(3,968)	(459)
Net cash used in financing activities of discontinued operations	—	—
Net cash used in financing activities	(3,968)	(459)

Net decrease in cash and cash equivalents	(7,093)	(2,458)
Effect of exchange rate changes on cash and cash equivalents	(8)	—
Cash and cash equivalents, beginning of period	18,787	17,187
Cash and cash equivalents, end of period	$11,686	$14,729

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	(Unaudited) Three Months Ended December 31,		(Unaudited) Nine Months Ended December 31,
	2011	2010	2011	2010
Net income (loss)	$(99)	$220	$(78)	$574
Other comprehensive loss:
Currency translation adjustment	(2)	(1)	(5)	(5)
Total comprehensive income (loss)	(101)	219	(83)	569
Add: Comprehensive loss attributable to noncontrolling interests	—	21	3	21
Total comprehensive income (loss) attributable to New Frontier Media, Inc. shareholders	$(101)	$240	$(80)	$590

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in thousands)

	(Unaudited) Nine Months Ended December 31,
	2011	2010
Common stock
Balance at beginning of period	$2	$2
Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	55,169	54,929
Reversal of tax benefit for stock option forfeitures/cancellations	(320)	(2)
Purchases of common stock	(3,513)	(363)
Share-based compensation	487	477
Balance at end of period	51,823	55,041

Accumulated deficit
Balance at beginning of period	(3,460)	(2,735)
Net income (loss) attributable to New Frontier Media, Inc. shareholders	(75)	595
Balance at end of period	(3,535)	(2,140)

Accumulated other comprehensive loss
Balance at beginning of period	(69)	(68)
Currency translation adjustment	(5)	(5)
Balance at end of period	(74)	(73)

Total New Frontier Media, Inc. shareholders’ equity	48,216	52,830

Noncontrolling interests
Balance at beginning of period	(44)	—
Net loss	(3)	(21)
Deconsolidation of controlling interests	47	—
Balance at end of period	—	(21)

Total equity	$48,216	$52,809

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its wholly owned and majority controlled subsidiaries (collectively hereinafter referred to as New Frontier Media, the Company, we, us, and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. We believe these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of the financial position and results of operations. The financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on June 3, 2011.  The results of operations for the nine month period ended December 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

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

During the three month period ended June 30, 2011, we entered into an arrangement that resulted in the loss of our majority controlling interest in the entity’s common stock. As a result, we deconsolidated the entity, which resulted in an immaterial loss within the Transactional TV segment.  We have retained a noncontrolling interest in the entity, and the noncontrolling interest has been valued at zero due to the speculative nature of the venture.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (continued)

Accrued and Other Liabilities

Accrued and other liabilities included approximately $0.5 million and $0.3 million of accrued transport fee liabilities as of December 31, 2011 and March 31, 2011, respectively, and accrued content and distribution rights liabilities of approximately $0.4 million and $0.3 million as of December 31, 2011 and March 31, 2011, respectively.

Other Long-Term Liabilities

Other long-term liabilities included $1.5 million and $0.4 million of incentive from lessor liabilities as of December 31, 2011 and March 31, 2011, respectively.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement.” This ASU clarifies the concepts related to highest and best use and valuation premise, blockage factors and other premiums and discounts, the fair value measurement of financial instruments held in a portfolio and of those instruments classified as a component of shareholders’ equity. The guidance includes enhanced disclosure requirements about recurring Level 3 fair value measurements, the use of nonfinancial assets, and the level in the fair value hierarchy of assets and liabilities not recorded at fair value. The provisions of this ASU are effective prospectively for interim and annual periods beginning on or after December 15, 2011. Early application is prohibited. We do not expect the adoption of ASU 2011-04 to have a material effect on our results of operations or financial position.

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning after December 15, 2011. We do not expect the adoption of ASU 2011-08 to have a material effect on our results of operations or financial position.

NOTE 3 — INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share from continuing operations attributable to New Frontier Media, Inc. shareholders were as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net income (loss) from continuing operations attributable to New Frontier Media, Inc. shareholders	$(99)	$246	$(75)	$607
Weighted average shares outstanding	18,006	19,201	18,732	19,320
Effect of dilutive shares	—	—	—	—
Weighted average diluted shares	18,006	19,201	18,732	19,320
Basic income (loss) per share from continuing operations attributable to New Frontier Media, Inc. shareholders	$(0.01)	$0.01	$(0.00)	$0.03
Diluted income (loss) per share from continuing operations attributable to New Frontier Media, Inc. shareholders	$(0.01)	$0.01	$(0.00)	$0.03

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (continued)

We excluded 2.3 million and 2.2 million options from the calculation of diluted income (loss) per share for the three month periods ended December 31, 2011 and 2010, respectively, because inclusion of these options would be antidilutive.  We excluded 2.5 million and 2.2 million options from the calculation of diluted income (loss) per share for the nine month periods ended December 31, 2011 and 2010, respectively, because inclusion of these options would be antidilutive.

NOTE 4 — EMPLOYEE EQUITY INCENTIVE PLANS

We adopted the New Frontier Media, Inc. 2010 Equity Incentive Plan (the 2010 Plan) in August 2010. The 2010 Plan is intended to assist in attracting and retaining employees and directors, to optimize profitability and promote teamwork.   There were 1.3 million awards originally authorized for issuance under the 2010 Plan.  As of December 31, 2011, there were 0.5 million awards available for issuance.

Share-Based Compensation

Share-based compensation expense was included in cost of sales, sales and marketing, and general and administrative expenses. The expense resulting from options granted under our equity incentive plans was as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Share-based compensation expense before income taxes	$91	$98	$487	$470
Income tax benefit	(36)	(28)	(236)	(187)
Total share-based compensation expense after income tax benefit	$55	$70	$251	$283

The weighted average estimated fair value of stock option grants and the weighted average assumptions that were used in calculating such values for the three and nine month periods ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Weighted average estimated fair value per award	$0.39	(1)	$0.83	(1)
Expected term (in years)	5	(1)	6	(1)
Risk free interest rate	1.1%	(1)	2.5%	(1)
Volatility	56%	(1)	54%	(1)
Dividend yield	—%	(1)	—%	(1)

(1)  No options were granted during the three or nine month periods ended December 31, 2010.

Share-based compensation expense is based on awards that are ultimately expected to vest, which takes into consideration estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We recognize the expense or benefit from adjusting the estimated forfeiture rate in the period that the forfeiture estimate changes.   The effect of forfeiture adjustments was $0.2 million for each of the three and nine month periods ended December 31, 2011.  The effect of forfeiture adjustments was $0.1 million for each of the three and nine months periods ended December 31, 2010.

Stock option transactions during the nine month period ended December 31, 2011 were summarized as follows:

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (continued)

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of April 1, 2011	2,171,177	$5.17
Granted	905,000	2.05
Forfeited/expired	(935,500)	4.70
Outstanding as of December 31, 2011	2,140,677	4.06	6.9	$—

Options exercisable as of December 31, 2011	1,196,302	5.39	5.3	—

Options vested and expected to vest—non-officers	1,337,460	4.48	6.4	—

Options vested and expected to vest—officers	656,539	3.64	7.3	—

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media stock at the time of exercise or at the end of the period if unexercised.

As of December 31, 2011, there were $0.3 million of total unrecognized compensation costs for each of the non-officer and officer groups related to stock options granted under equity incentive plans. The unrecognized compensation costs for non-officers and officers are expected to be recognized over a weighted average period of approximately two years.

NOTE 5 — FILM COST

Film costs are reviewed for impairment on a title-by-title basis each quarterly reporting period when events or circumstances indicate an assessment is warranted. We record an impairment charge when the fair value of the assessed title is less than the unamortized cost. Examples of events or circumstances that could result in an assessment and impairment charge for film costs include (a) an unexpected less favorable performance of a film title or event on a cable platform, or (b) a downward adjustment in the estimated future performance of a film title or event due to an adverse change to the general business climate.  In September 2011, we adjusted downward the estimated future revenue for several films due to further deterioration in the Western European film markets.  We also adjusted downward the estimated future revenue for several films in September 2010 due to a continuation of lower than expected performance.  As a result, we performed an assessment of the films and determined the estimated fair value of the films was less than the unamortized film costs and incurred impairment charges of $0.2 million and $0.6 million during the nine month periods ended December 31, 2011 and 2010, respectively. There were no impairments charges for the three month periods ended December 31, 2011 and 2010.  The impairment charges were recorded in the charge for asset impairments within the Film Production segment.   The impaired films were classified as in release.

The components of film costs, which are primarily direct-to-television, were as follows (in thousands):

	December 31, 2011	March 31, 2011
In release	$18,693	$18,474
Completed, not yet released	397	500
In production	2,154	174
Film costs, at cost	21,244	19,148
Accumulated amortization	(17,317)	(16,569)
Total film costs, net	$3,927	$2,579

Amortization expense was approximately $0.3 million and $0.7 million for the three and nine month periods ended December 31, 2011, respectively and approximately $0.5 million and $1.9 million for the three and nine month periods ended December 31, 2010, respectively.

NOTE 6—PROPERTY AND EQUIPMENT

The components of property and equipment were as follows (in thousands):

	December 31, 2011	March 31, 2011
Furniture and fixtures	$410	$698
Computers, equipment and servers	9,827	9,194
Leasehold and tenant improvements	3,853	4,156
Property and equipment, at cost	14,090	14,048
Less accumulated depreciation	(5,022)	(6,830)
Total property and equipment, net	$9,068	$7,218

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (continued)

During the nine month period ended December 31, 2011, we retired approximately $3.4 million of fully depreciated property and equipment related to vacating a former facility and moving into a new facility. During the fiscal year ended March 31, 2011, we retired approximately $2.5 million of fully depreciated property and equipment that was no longer in use.

NOTE 7 — SEGMENT INFORMATION

Operating segments are defined as components of an enterprise for which separate financial information is available and that are regularly reviewed by the chief operating decision maker.  We have the following reportable operating segments:

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

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. The reportable segments are distinct business units, separately managed with different distribution channels. The selected operating results of the segments during each of the three and nine month periods ended December 31 from continuing operations were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net revenue
Transactional TV	$8,381	$8,787	$25,801	$26,842
Film Production	1,675	5,180	4,583	10,344
Direct-to-Consumer	153	206	558	603
Total	$10,209	$14,173	$30,942	$37,789
Income (loss) before income tax benefit (expense)
Transactional TV	$968	$2,606	$5,179	$9,257
Film Production	474	266	904	(168)
Direct-to-Consumer	(98)	(224)	(363)	(699)
Corporate Administration	(1,795)	(2,380)	(5,925)	(7,491)
Total	$(451)	$268	$(205)	$899
Depreciation and amortization
Transactional TV	$1,640	$1,679	$4,921	$4,529
Film Production	288	722	761	2,461
Direct-to-Consumer	26	37	90	114
Corporate Administration	11	11	35	36
Total	$1,965	$2,449	$5,807	$7,140

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (continued)

The total identifiable asset balance by operating segment as of the dates presented was as follows (in thousands):

	December 31, 2011	March 31, 2011
Identifiable Assets
Transactional TV	$32,066	$29,750
Film Production	9,334	9,125
Direct-to-Consumer	229	604
Corporate Administration	15,052	21,994
Total assets	$56,681	$61,473

Approximately $0.1 million of our total assets were located in Europe as of December 31, 2011. All other assets were located in the U.S.

Net revenue, classified by geographic billing location of the customer, during the three and nine month periods ended December 31 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Domestic net revenue	$7,895	$11,936	$24,380	$32,042

International net revenue:
Europe, Middle East and Africa	477	462	1,497	1,281
Latin America	1,041	975	2,595	2,213
Canada	751	732	2,232	2,037
Asia	45	68	238	216
Total international net revenue	2,314	2,237	6,562	5,747

Total net revenue	$10,209	$14,173	$30,942	$37,789

NOTE 8 — MAJOR CUSTOMERS

Our major customers (customers with revenue equal to or in excess of 10% of consolidated net revenue during any one of the presented periods) are Comcast Corporation (Comcast), DIRECTV, Inc. (DirecTV), Time Warner, Inc. (Time Warner) and DISH Network Corporation (DISH). Revenue from these customers is included in the Transactional TV and Film Production segments. Net revenue from these customers as a percentage of total net revenue for each of the three and nine month periods ended December 31 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Comcast	19%	13%	19%	16%
DirecTV	12%	7%	11%	9%
Time Warner	11%	9%	11%	10%
DISH	8%	8%	10%	10%

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (continued)

The outstanding accounts receivable balances due from our major customers as of the dates presented were as follows (in thousands):

	December 31, 2011	March 31, 2011
Comcast	$1,259	$1,231
DISH	900	704
DirecTV	749	634
Time Warner	314	448

The loss of any of our major customers would have a material adverse effect on our results of operations and financial condition.

NOTE 9 — INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We establish valuation allowances when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. During the first quarter of fiscal year 2012, we determined that it was more likely than not that deferred tax assets associated with certain capital losses would not be realized and recorded a valuation allowance of $0.1 million for the full capital loss deferred tax asset.  The valuation allowance resulted in an increase in our income tax expense of $0.1 million during the first quarter of fiscal year 2012.  We had no other valuation allowances as of December 31, 2011.

We account for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement.  As of December 31, 2011, we had no unrecognized tax benefits.

During the three month period ended December 31, 2011, the statute of limitations expired on approximately $0.1 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in long-term taxes payable and a reduction in our income tax expense. The reduction in the uncertain tax position balance also resulted in the reversal of approximately $14,000 in interest expense. The aggregate change in the balance of the uncertain tax position balance during the nine month period ended December 31, 2011 was as follows (in thousands):

Beginning balance at April 1, 2011	$116
Expiration of statute of limitations in the current fiscal year	(116)
Ending balance at December 31, 2011	$—

We file U.S. federal, state and foreign income tax returns. During the three month period ended December 31, 2011, the Internal Revenue Service initiated an audit of our fiscal year 2010 tax returns. We cannot currently make an estimation of the possible outcome from the audit.  With few exceptions, we are no longer subject to examination of our federal income tax returns for the years prior to the fiscal year ended March 31, 2009, and we are no longer subject to examination of our state income tax returns for years prior to the fiscal year ended March 31, 2008.

NOTE 10 — BORROWING ARRANGEMENTS

On December 13, 2011, we extended our $5.0 million line of credit dated December 15, 2010.  We renewed the line of credit through December 15, 2012. The line of credit is secured by certain accounts receivable assets and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit and is being amortized over the life of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts receivable assets securing the line of credit or

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED) (continued)

$5.0 million, and the maximum borrowing base as of December 31, 2011, was $5.0 million. The average outstanding line of credit principal balance for each of the three and nine month periods ended December 31, 2011 was $0.1 million, and the average outstanding line of credit principal balance for each of the three and nine months ended December 31, 2010 was $1.0 million. The interest rate on our line of credit during each of the three and nine month periods ended December 31, 2011 and 2010 was 5.75%.

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring, without consent, any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients. The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of December 31, 2011, our outstanding principal balance under the line of credit was $0.1 million, and we were in compliance with the related covenants.

NOTE 11 — STOCK REPURCHASE PROGRAMS

During the three month period ended September 30, 2011, we acquired approximately 0.7 million shares of common stock under the existing stock repurchase program for a total purchase price of approximately $0.9 million, which substantially completed the stock repurchase program. In October 2011, our board of directors authorized an extension of our stock repurchase program.  This extension allowed for an additional repurchase of up to 0.8 million shares of common stock on the open market or through privately negotiated transactions, in an amount not to exceed in aggregate $1.0 million, exclusive of any fees, commissions or other expenses related to such repurchases. The program was scheduled to expire on March 31, 2014, if not completed sooner. During the three month period ended December 31, 2011, we repurchased approximately 0.2 million shares of common stock under this existing stock repurchase program for a total purchase price of approximately $0.3 million.

In December 2011, the board of directors authorized the repurchase of approximately 2.1 million shares of common stock through an open market transaction. The total purchase price of the shares was approximately $2.4 million, and the stock repurchase program that was extended in October 2011 was concluded as a result of the transaction.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

Contractual Obligations

During the nine month period ended December 31, 2011, we executed and extended the terms of certain non-cancellable employment contracts with executives and other key employees. These employment contracts expire through March 31, 2015.  Additionally, our President resigned from his position in August 2011 and his employment agreement was terminated. In connection with the resignation, we entered into a transition services and consulting agreement.  The net increase to our commitments under these obligations as of December 31, 2011 was as follows (in thousands):

Year Ending March 31,

2012	$150
2013	767
2014	1,924
2015	610

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

NOTE 13 — AMENDMENT TO STOCKHOLDER RIGHTS PLAN

On November 29, 2001, our board of directors adopted a Stockholder Rights Plan in which Rights were distributed at the rate of one Right for each share of common stock held by shareholders of record as of the close of business on December 21, 2001. The Rights generally will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the outstanding common stock after November 29, 2001, or commences a tender offer upon consummation of which the person or group would beneficially own 15% or more of the outstanding common stock. Each Right is initially exercisable at $10.00 and was scheduled to expire on December 21, 2011. In August, 2008, we eliminated the continuing director, or so-called dead hand provisions, included in the originally adopted Shareholder Rights Plan. In October 2011, we amended the Amended and Restated Rights Agreement to extend the Final Expiration Date (as defined in the Rights Agreement) from December 21, 2011 to December 21, 2014.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers and related revenue that accounted for approximately 51% of our total revenue during the nine month period ended December 31, 2011; 2) maintain the license fee structures currently in place with our customers; 3) maintain our pay-per-view (PPV) and video-on-demand (VOD) shelf space with existing customers; 4) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (MSOs) and direct broadcast satellite (DBS) providers; 5) retain our key executives; 6) produce film content that is well received by our Film Production segment’s customers; 7) comply with current and future regulatory developments both domestically and internationally; and 8) successfully compete against other forms of adult entertainment such as pay and free adult-oriented internet websites and adult-oriented premium channel content. The foregoing list of factors is not exhaustive. For a more complete list of factors that may cause results to differ materially from projections, please refer to the Risk Factors section of our most recently filed

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Annual Report on Form 10-K, as updated by periodic and current reports that we may file from time to time with the United States Securities and Exchange Commission (SEC) that amend or update such factors.

Executive Overview

We are a provider of transactional television services and a distributor of general motion picture entertainment. Our key customers include large cable and satellite operators, premium movie channel providers and major Hollywood studios. We distribute content world-wide. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our Transactional TV segment distributes adult content to cable and satellite operators who then distribute the content to retail consumers via VOD and PPV technology. We earn revenue by receiving a contractual percentage of the retail price paid by consumers to purchase our content on customers’ VOD and PPV platforms. The Transactional TV segment has historically been our most profitable segment. The Film Production segment generates revenue primarily through the distribution of mainstream content to large cable and satellite operators, premium movie channel providers and other content distributors. This segment also periodically provides contract film production services to major Hollywood studios (producer-for-hire arrangements). The Film Production segment incurred operating losses in fiscal years 2011, 2010 and 2009 primarily due to impairment charges. Our Direct-to-Consumer segment generates revenue primarily from membership fees earned through the distribution of adult content to consumer websites. The Direct-to-Consumer segment has historically incurred operating losses and is expected to continue to incur operating losses for the foreseeable future. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc.

The business models of each of our segments are summarized below.

Transactional TV Segment

The Transactional TV segment is focused on the distribution of content to consumers via MSO and DBS customers’ VOD and PPV services. We earn revenue by receiving a percentage of the total retail purchase price paid by consumers to purchase our content on customers’ VOD and PPV platforms. Revenue growth can occur when we launch our services to new cable MSOs or DBS providers primarily in international markets, when the number of digital subscribers for systems where our services are currently distributed increases, when we launch additional services or replace our competitors’ services on existing customer cable and DBS platforms, and when our proportional buy rates improve. Alternatively, our revenue could decline if we were to experience lower consumer buy rates, as has been the case with the recent general economic downturn, if consumers migrate to other forms of entertainment such as pay and free adult-oriented internet websites which we believe may also be occurring as a result of the economic downturn, if our customers negotiate to pay us a smaller percentage of the consumer retail purchase price, if additional competitive channels are added to our customers’ platforms or if our existing customers remove or replace our services on their platform.

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

Results of Operations

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended December 31,			Nine Months Ended December 31,
(dollars in millions)	2011	2010	% change	2011	2010	% change
Net revenue
VOD	$5.0	$5.3	(6)%	$15.7	$16.2	(3)%
PPV	3.3	3.4	(3)%	9.8	10.3	(5)%
Other	0.1	0.1	0%	0.3	0.3	0%

Total	8.4	8.8	(5)%	25.8	26.8	(4)%

Cost of sales	4.0	3.2	25%	10.5	9.5	11%

Gross profit	4.4	5.6	(21)%	15.3	17.3	(12)%

Gross profit %	52%	64%		59%	65%

Operating expenses	3.4	3.0	13%	10.1	8.1	25%

Operating income	$1.0	$2.6	(62)%	$5.2	$9.3	(44)%

Net Revenue

VOD

Revenue declined during the three and nine month periods ended December 31, 2011 due to declines in domestic revenue of $0.4 million and $0.8 million, respectively.  We believe that depressed economic conditions caused U.S. consumers that have historically purchased our content with discretionary income to reduce their spending on our content, eliminate their acquisition of our content, or view adult content through less expensive alternatives such as lower-cost and free internet websites. International VOD revenue was flat during the three month period ended December 31, 2011 and increased by approximately $0.2 million during the nine month period ended December 31, 2011. The increase in international VOD revenue during the nine month period ended December 31, 2011 was primarily due to general improvements in content performance and new customer launches.

PPV

Revenue declined during the three and nine month periods ended December 31, 2011, due to declines in domestic revenue of $0.1 million and $0.7 million, respectively.  These declines were primarily due to lower revenue from the two largest DBS providers in the U.S. We believe these declines were due to depressed economic conditions as discussed in more detail above.  Revenue from the second largest DBS provider in the U.S. also declined as a result of increased competition on that customer’s platform. The decline in revenue during the nine month period ended December 31, 2011 was partially offset by a $0.3 million increase in international PPV revenue primarily from new customer launches and improved content performance with our Latin America customers.

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

Cost of sales increased during the three and nine month periods ended December 31, 2011 primarily due to (a) a $0.5 million increase in costs in each of the periods incurred in connection with a one-time assumption of certain customer transport costs, (b) a $0.3 million and $0.4 million increase, respectively, in transport costs from our distribution of new domestic content packages and high-definition content in an effort to improve domestic revenue, and (c) a $0.1 million and $0.2 million increase, respectively, in employee costs necessary to support the increase in content output.

Operating Expenses and Operating Income

Operating expenses increased during the three and nine month periods ended December 31, 2011 primarily due to (a) a $0.2 million and $0.5 million increase, respectively, in employee and related costs because an executive employee was reassigned from the Corporate Administration segment to the Transactional TV segment in order to lead the international sales efforts in Europe, (b) a $0.1 million and $0.4 million increase, respectively, in costs from accelerating depreciation expenses for certain tenant improvement assets and from depreciation of storage equipment purchased to support our international growth and expanded domestic distribution, (c) a $0.1 million and $0.5 million increase, respectively, in employee and related costs incurred in an effort to support the development of new content packages, and (d) a $0.2 million and $0.6 million increase, respectively, in facility and maintenance expenses from incremental costs associated with leasing a new facility. Expenses also increased during the nine month period ended December 31, 2011 by approximately $0.1 million from additional travel costs associated with efforts to expand international sales. The increase in expenses during the three and nine month periods ended December 31, 2011 was partially offset by various reductions in promotion, advertising, and other outside services expenses associated with cost reduction efforts.

Operating income for the three month periods ended December 31, 2011 and 2010 was $1.0 million and $2.6 million, respectively. Operating income for the nine month periods ended December 31, 2011 and 2010 was $5.2 million and $9.3 million, respectively.

Film Production Segment

The following table sets forth certain financial information for the Film Production segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended December 31,			Nine Months Ended December 31,
(dollars in millions)	2011	2010	% change	2011	2010	% change
Net revenue
Owned content	$0.8	$1.1	(27)%	$2.4	$4.2	(43)%
Repped content	0.6	0.7	(14)%	1.7	2.0	(15)%
Producer-for-hire and other	0.2	3.3	(94)%	0.4	4.2	(90)%

Total	1.7	5.2	(67)%	4.6	10.3	(55)%

Cost of sales	0.5	3.7	(86)%	1.5	6.1	(75)%

Gross profit	1.2	1.5	(20)%	3.1	4.3	(28)%

Gross profit %	71%	29%		67%	42%

Operating expenses	0.7	1.2	(42)%	2.2	4.5	(51)%

Operating income (loss)	$0.5	$0.3	67%	$0.9	$(0.2)	#

# Change is in excess of 100%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net Revenue

Owned Content

Revenue declined during the three month period ended December 31, 2011 primarily due to the execution and completion of fewer one-time distribution sales agreements.

Revenue declined during the nine month period ended December 31, 2011 because the same prior year period included approximately $1.8 million of revenue from the completion of our fourth installment of an episodic series with a premium channel customer, and no similar revenue was realized in the nine month period ended December 31, 2011.  Revenue was also lower as a result of a $0.3 million decline in VOD revenue, and we believe the decline was due to depressed economic conditions. The declines in revenue were partially offset by higher revenue from an increase in the execution and completion of one-time distribution sales agreements.

Repped Content

Repped content revenue includes amounts from the licensing of film titles that we represent (but do not own) under sales agency relationships with various independent film producers. Repped content revenue declined during the three and nine month periods ended December 31, 2011, primarily due to the execution of fewer distribution sales agreements as compared to the same prior year periods.

Producer-for-Hire and Other

Producer-for-hire and other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors. Producer-for-hire and other revenue declined during each of the three and nine month periods ended December 31, 2011 because we completed and recognized revenue of approximately $3.3 million from a producer-for-hire arrangement during the same prior year periods, and no similar producer-for-hire revenue was recognized during the three or nine month periods ended December 31, 2011.  Revenue also declined during the nine month period ended December 31, 2011 because the same prior year period included $0.6 million of revenue from the completion of a second producer-for-hire arrangement, and no similar revenue was recognized during the nine month period ended December 31, 2011.

Cost of Sales

Cost of sales includes primarily amortization of owned content film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services. Cost of sales declined during the three and nine month periods ended December 31, 2011 because the same prior year periods included production costs incurred in connection with the completion of producer-for-hire arrangements of approximately $3.0 million and $3.7 million, respectively, and no similar production costs were incurred during the three or nine month periods ended December 31, 2011. Cost of sales also declined during the three and nine month periods ended December 31, 2011 by approximately $0.3 million and $1.2 million, respectively, due to lower film cost amortization consistent with the decline in owned content revenue.

Operating Expenses and Operating Income (Loss)

Operating expenses decreased during the three and nine month periods ended December 31 2011 due to (a) a $0.2 million and $0.9 million decline, respectively, in employee costs primarily associated with the departure of the segment’s Co-Presidents and other employees during the second half of fiscal year 2011, (b) a $0.2 million and $0.5 million decline, respectively, due to lower other identifiable intangible assets amortization because certain intangible assets became fully amortized during the fourth quarter of fiscal year 2011, and (c) a $0.2 million and $0.5 million decline, respectively, in charges to increase the allowance for unrecoverable accounts, which reserves for recoupable costs and producer advances that are not expected to be recovered.  The increase in the allowance for unrecoverable accounts in the prior year periods was due to the underperformance of certain repped films. Operating expenses were also lower during the nine

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

month period ended December 31, 2011 by approximately $0.4 million due to film cost impairment charges as discussed in more detail below.

The Film Production segment had operating income of $0.5 million and $0.9 million during the three and nine month periods ended December 31, 2011, respectively, as compared to operating income of $0.3 million during the three month period ended December 31, 2010 and an operating loss of $0.2 million during the nine month period ended December 31, 2010.

Film Cost Impairment Charge

During the three month periods ended September 30, 2011 and 2010, we recorded non-cash impairment charges associated with certain owned content films of approximately $0.2 million and $0.6 million, respectively. These charges resulted in a net $0.4 million decrease in operating expenses during the nine month period ended December 31, 2011. During the three month period ended September 30, 2011, we adjusted downward the expected performance of certain films due to further deterioration in the Western European film markets. During the three month period ended September 30, 2010, we adjusted downward the expected performance for films based on a continuation of underperformance as compared to expectations. As a result of the downward adjustments in expected performance, we performed further assessment on certain films and determined the fair value of the films was less than the unamortized cost of the films, and the difference was recorded as an impairment charge. The impairment charges were recorded in the charge for asset impairments within the Film Production segment. The fair value of the films was estimated by discounting the films’ expected future cash flow by the weighted average cost of capital.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended December 31,			Nine Months Ended December 31,
(dollars in millions)	2011	2010	% change	2011	2010	% change
Net revenue	$0.2	$0.2	0%	$0.6	$0.6	0%

Cost of sales	0.2	0.3	(33)%	0.6	1.0	(40)%

Gross loss	(0.0)	(0.1)	#	(0.0)	(0.4)	#

Operating expenses	0.1	0.1	0%	0.3	0.3	0%

Operating loss	$(0.1)	$(0.2)	50%	$(0.4)	$(0.7)	43%

# Change is in excess of 100%.

Net Revenue

Net revenue consists primarily of membership fees earned from customer subscriptions to our consumer websites. Net revenue during the three and nine month periods ended December 31, 2011 was consistent with the same prior year periods.

Cost of Sales

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content amortization, depreciation of property and equipment, and related employee costs. Cost of sales declined during the three and nine month periods ended December 31, 2011 primarily due to lower employee costs associated with cost reduction efforts.

Operating Expenses and Operating Loss

Operating expenses were generally consistent and comparable with the same prior year periods. We incurred operating losses of $0.1 million and $0.4 million during the three and nine month periods ended December 31, 2011, respectively, as

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

compared to operating losses of $0.2 million and $0.7 million during the three and nine month periods ended December 31, 2010, respectively.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment for each of the periods presented:

	Three Months Ended December 31,			Nine Months Ended December 31,
(dollars in millions)	2011	2010	% change	2011	2010	% change
Operating expenses	$1.8	$2.4	(25)%	$5.9	$7.5	(21)%

Corporate Administration segment expenses declined during the three and nine month periods ended December 31, 2011 due to (a) a $0.2 million and $0.5 million decrease, respectively, in employee and related costs because an executive employee was reassigned to the Transactional TV segment’s international sales force in Europe, and his costs are now reflected in that segment; (b) a $0.3 million and $0.4 million decrease, respectively, because our President resigned in August 2011 resulting in a decrease in employee and related costs; and (c) a $0.1 million and $0.3 million decline, respectively, in general employee costs associated with a comparative reduction in the annual bonus accruals.  Expenses also declined during the nine month period ended December 31, 2011 due to lower legal costs from general cost reduction efforts.

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

During the three month periods ended December 31, 2011 and 2010, the statute of limitations expired on approximately $0.1 million and $0.2 million, respectively, of uncertain tax position liabilities.  As a result, we recorded a reduction in our income tax expense of $0.1 million and $0.2 million during the three and nine month periods ended December 31, 2011 and 2010, respectively.

No other discrete items had a material impact on our tax rate during the three or nine month periods ended December 31, 2011 or 2010.

During the third quarter of fiscal year 2012, the Internal Revenue Service initiated an audit of our fiscal year 2010 tax returns.  We cannot currently make an estimation of the possible outcome from the audit.

Liquidity and Capital Resources

Our current priorities for the use of our cash and cash equivalents are:

• investments in processes intended to improve the quality and marketability of our products;

• funding our operating and capital requirements; and

• funding, from time to time, opportunities to enhance shareholder value, whether in the form of the repurchase of shares of our common stock, cash dividends or other strategic transactions.

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

In summary, our cash flows from continuing operations were as follows:

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

	(In millions) Nine Months Ended December 31,
	2011	2010
Net cash provided by operating activities of continuing operations	$0.7	$1.5
Net cash used in investing activities of continuing operations	(3.9)	(3.5)
Net cash used in financing activities of continuing operations	(4.0)	(0.5)

Cash Flows from Operating Activities of Continuing Operations

Net cash generated by operating activities of continuing operations during the nine month period ended December 31, 2011 as compared to the same prior year period was primarily impacted by the following:

•                  a decrease in cash flows from lower operating income (excluding the impact of asset impairment charges) primarily associated with the Transactional TV segment’s performance;

•                  a $3.2 million comparable increase in cash flows as reflected in the change in other assets and liabilities accounts primarily from payments received from the landlord of our new corporate facility associated with a tenant improvement allowance and certain unsettled customer receipts; and

•                  a $1.5 million comparable decrease in cash flows due to an increase in film costs primarily related to an episodic series that is expected to be delivered in the first half of fiscal year 2013.

During the three month period ended September 30, 2011, we executed an agreement to produce and deliver a thirteen episode series for a premium movie channel customer. We had cash outflows from the production of approximately $1.7 million during the nine month period ended December 31, 2011, and we do not expect to incur additional cash outflows for the production. We also expect to recognize revenue and collect approximately $2.3 million from the production during the first half of fiscal year 2013.

Cash Flows from Investing Activities of Continuing Operations

Net cash from investing activities of continuing operations during the nine month period ended December 31, 2011 included $3.8 million of cash used to purchase property and equipment. Approximately $2.5 million of the cash outflows related to building improvements incurred for a new leased facility, and approximately $0.8 million of the cash outflows related to equipment purchased in connection with our move to the new leased facility.  We do not expect to incur additional cash outflows for the new leased facility.  We also purchased approximately $0.5 million in equipment associated with our general technology infrastructure.

Cash Flows from Financing Activities of Continuing Operations

Net cash used in financing activities of continuing operations during the nine month period ended December 31, 2011 consisted of $3.5 million of cash used to repurchase approximately 3.0 million shares of common stock at an average purchase price of $1.17 per share, $0.4 million of cash used to reduce the outstanding principal of our line of credit and, $0.1 million in payments for long-term seller financing related to our purchase of a patent.

Borrowing Arrangements

On December 13, 2011, we extended our $5.0 million line of credit dated December 15, 2010.  We renewed the line of credit through December 15, 2012. The line of credit is secured by certain accounts receivable assets and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit and is being amortized over the life of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts receivable assets securing the line of credit or $5.0 million, and the maximum borrowing base as of December 31, 2011, was $5.0 million. The average outstanding line of credit principal balance for each of the three and nine month periods ended December 31, 2011 was $0.1 million, and the average outstanding line of credit principal balance for each of the three and nine month periods ended December 31, 2010 was $1.0 million. The interest rate on our line of credit during each of the three and nine month periods ended December 31, 2011 and 2010 was 5.75%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring, without consent, any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients. The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of December 31, 2011, our outstanding principal balance under the line of credit was $0.1 million, and we were in compliance with the related covenants.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

During the nine month period ended December 31, 2011, we executed and extended the terms of certain non-cancellable employment contracts with executives and other key employees. These employment contracts expire through March 31, 2015.  Additionally, our President resigned from his position in August 2011 and his employment agreement was terminated.  In connection with the resignation, we entered into a transition services and consulting agreement.  The net increase to our commitments under these obligations as of December 31, 2011 was as follows (in thousands):

Year Ending March 31,
2012	$150
2013	767
2014	1,924
2015	610

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

Interest Rate Sensitivity.    Changes in interest rates could impact our anticipated interest income on cash and cash equivalents and on our anticipated income expense from our line of credit. An adverse change in interest rates in effect as of December 31, 2011 would not have a material impact on our net income or cash flows.

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

Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 12 — Commitments and Contingencies — Legal Proceedings within the Condensed Consolidated Financial Statements, which information is incorporated herein by reference

ITEM 1A. RISK FACTORS.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

On August 28, 2009, we announced that our board of directors adopted a new stock repurchase program.  The new program was conducted in a manner pursuant to safe harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and to minimize the impact of any purchases upon the market for its securities. The board of directors adopted the program in light of market conditions and our capital and financial position. Under the program, we were authorized to purchase with available cash and cash from operations up to 1.0 million shares of our outstanding common stock, from time to time through open market or privately negotiated transactions, as market and business conditions permit. The program was scheduled to expire in March of 2012, and any repurchased shares are returned to authorized but unissued shares of common stock in accordance with Colorado law.  During the six month period ended September 30, 2011 and fiscal years ended March 31, 2011 and 2010, 0.7 million, 0.2 million and 0.1 million shares were repurchased under the program, respectively. We substantially completed the repurchase program in September 2011.

In October 2011, our board of directors authorized an extension of our stock repurchase program.  The extended program was also conducted in a manner intended to comply with the safe harbor provisions of Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, and to minimize the impact of any purchases upon the market for its securities.  This extension allowed for an additional repurchase of up to 0.8 million shares of common stock on the open market or through privately negotiated transactions, in an amount not to exceed in aggregate $1.0 million, exclusive of any fees, commissions or other expenses related to such repurchases. The program was scheduled to expire on March 31, 2014, if not completed sooner. During the three month period ended December 31, 2011, we repurchased approximately 0.2 million shares of common stock under this stock repurchase program for a total purchase price of approximately $0.3 million. In December 2011, we became aware through an independent broker who contacted as without first being solicited that a block of shares was available for purchase. The full amount of shares included in the block exceeded the amount previously announced for the repurchase program, and thus the board of directors authorized in advance the increased amount of the repurchase of approximately 2.1 million shares of common stock through an open market block trade transaction. The total purchase price for the shares was approximately $2.4 million, and the stock repurchase program that was extended in October 2011 was concluded as a result of the transaction.

The purchase of common stock during the three month period ended December 31, 2011 is summarized below (in thousands, except per share amounts):

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2011	—		$—	—	750
November 1-30, 2011	234		1.15	234	516
December 1-31, 2011	2,098	(1)	1.13	516	—

Total	2,332	(1)	$1.13	750

(1)           Approximately 1.6 million of these shares were purchased in the December 2011 open market block trade intended to comply with Rule 10b-18 of the Exchange Act. This portion of the purchase exceeded the amount of shares included in the previously announced repurchase program.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description
4.01	Amendment to the Amended and Restated Rights Agreement between New Frontier Media, Inc. and Corporate Stock Transfer, Inc., as rights agent, dated October 31, 2011(1)
10.01#	Third Amendment to the Affiliation Agreement between New Frontier Media, Inc. and Time Warner Cable, Inc. dated October 10, 2011
10.02#	Third Amendment to the Video on Demand License Agreement between New Frontier Media, Inc. and Time Warner Cable LLC dated September 8, 2007
10.03#	Fourth Amendment to the Video on Demand License Agreement between New Frontier Media, Inc. and Time Warner Cable Inc. dated October 10, 2011
10.04	Executive Tuition Reimbursement Agreement between New Frontier Media, Inc. and Grant Williams dated December 7, 2011
10.05	Change in Terms Agreement between New Frontier Media, Inc. and Great Western Bank dated December 15, 2011
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01†	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02†	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the corresponding exhibit included in the Current Report on Form 8-K filed on October 31, 2011 (File No. 000-23697).

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

NEW FRONTIER MEDIA, INC.
Dated: February 13, 2012	By:	/s/ Michael Weiner
	Name:	Michael Weiner
	Title:	Chief Executive Officer

Dated: February 13, 2012		/s/ Grant Williams
	Name:	Grant Williams
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
4.01	Amendment to the Amended and Restated Rights Agreement between New Frontier Media, Inc. and Corporate Stock Transfer, Inc., as rights agent, dated October 31, 2011(1)
10.01#	Third Amendment to the Affiliation Agreement between New Frontier Media, Inc. and Time Warner Cable, Inc. dated October 10, 2011
10.02#	Third Amendment to the Video on Demand License Agreement between New Frontier Media, Inc. and Time Warner Cable LLC dated September 8, 2007
10.03#	Fourth Amendment to the Video on Demand License Agreement between New Frontier Media, Inc. and Time Warner Cable Inc. dated October 10, 2011
10.04	Executive Tuition Reimbursement Agreement between New Frontier Media, Inc. and Grant Williams dated December 7, 2011
10.05	Change in Terms Agreement between New Frontier Media, Inc. and Great Western Bank dated December 15, 2011
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01†	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02†	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the corresponding exhibit included in the Current Report on Form 8-K filed on October 31, 2011 (File No. 000-23697).

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