Form 10-K
period 2012-03-31
NEW FRONTIER MEDIA INC
filed 2012-07-19
CIK 847383

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-23697

NEW FRONTIER MEDIA, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of of incorporation or organization)	84-1084061 (I.R.S. Employer Identification No.)
6000 Spine Road, Suite 100, Boulder, Colorado (Address of principal executive offices)	80301 (Zip Code)

Registrant's telephone number, including area code: (303) 444-0900

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $.0001 Rights to Purchase	The Nasdaq Stock Market, LLC
Series A Junior Participating Preferred Stock

         Securities registered pursuant to Section 12(g) of the Act: None.

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES    ☒ NO

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ YES    ☒ NO

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES    ☐ NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant as of September 30, 2011 was approximately $19,675,000 based on the closing price of the common stock as reported on the NASDAQ Global Select Market on such date.

         The Registrant had 16,190,408 shares of its common stock outstanding on June 20, 2012.

Documents Incorporated by Reference

         The information required in response to Part III of Form 10-K will be filed by amendment or incorporated by reference from the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of March 31, 2012 with respect to the Registrant's 2012 Annual Meeting of Shareholders.

NEW FRONTIER MEDIA INC. AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED MARCH 31, 2012

i

PART I.

Forward-Looking Statements and Other Information

        This Annual Report on Form 10-K of New Frontier Media, Inc. and its consolidated subsidiaries, hereinafter identified as we, us, the Company or the Registrant, and the information incorporated by reference includes forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements regarding trend analysis and our expected financial position and operating results, our business strategy, our financing plans and the outcome of contingencies are forward-looking statements. Forward-looking statements are also identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "could," "will," "would," and similar expressions or the negative of these terms or other comparable terminology. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Some of these risks are detailed in Part I, Item 1A, Risk Factors and elsewhere in this Form 10-K.

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

ITEM 1.    BUSINESS.

DESCRIPTION OF BUSINESS

        Incorporated in Colorado on February 23, 1998, we are a provider of transactional television services and a distributor of general motion picture entertainment. Our key customers include large cable and satellite operators, premium movie channel providers, movie aggregators and distributors, and major Hollywood studios. We distribute content worldwide. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our Transactional TV segment distributes adult content to cable and satellite operators who then distribute the content to retail consumers via video-on-demand (VOD) and pay-per-view (PPV) technology. We earn revenue by receiving a percentage of the retail price paid by consumers to purchase our content on our customers' VOD and PPV platforms. The Transactional TV segment represents our largest operating segment based on revenue and assets and has historically been our most profitable segment; however, the segment has experienced declining operating income due to competition from free and low-cost websites and the continued global economic downturn. These factors are discussed in more detail below. The Film Production segment generates revenue through the distribution of mainstream and erotic films to large cable and satellite operators, premium movie channel providers, and other content distributors. This segment also periodically provides contract film production services to major Hollywood studios (producer-for-hire arrangements). The Film Production segment incurred an operating loss in fiscal year 2011 primarily due to impairment charges. Our Direct-to-Consumer segment primarily generates revenue from membership fees earned through the distribution of adult content to consumer websites. The Direct-to-Consumer segment has historically incurred operating losses and is expected to continue to incur operating losses for the foreseeable future. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc.

        Revenue from the Transactional TV segment has declined during each of the two fiscal years ended March 31, 2012. We believe the increase in availability of free and low-cost internet websites in combination with the continued global economic downturn has caused historical consumers and potential new consumers to view content through free and low-cost internet websites rather than through our television VOD and PPV services. Additionally, we believe consumers have generally reduced their spending on our content or eliminated their acquisition of our content in response to the challenging economic conditions. In response to these declines in revenue, we have invested in efforts to stabilize revenue such as developing new and unique content packages as well as investing in sales and support staff to execute our international growth strategy. Despite these efforts, the performance of the Transactional TV segment in fiscal year 2012 was lower than expected, and we adjusted downward our five year forecast for the segment. As a result of the lower than expected fiscal year 2012 performance and downward adjustment to the five year forecast, we incurred a goodwill impairment charge of approximately $3.7 million for the segment. See additional information on the charges within the Transactional TV segment discussions below.

        The Film Production segment has experienced challenging market conditions in prior fiscal years and as a result, recorded film cost impairment charges in fiscal year 2011 of approximately $2.2 million as well as an increase in the allowance for unrecoverable accounts of $0.8 million to reserve for certain recoupable costs and producer advances that were not expected to be recovered. Despite incurring a charge to increase the allowance for unrecoverable accounts of $0.6 million and a film cost impairment charge of $0.2 million, the Film Production segment generated operating income in fiscal year 2012 primarily due to aggressive cost reduction efforts. We are optimistic that the Film Production segment will generate operating income in future periods.

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

Transactional TV Segment

        The Transactional TV segment generated the majority of its revenue in fiscal year 2012 through the distribution of adult programming on domestic VOD platforms. VOD distribution primarily occurs through cable multiple system operators, or MSOs, and telephone company operators that also provide television services. VOD presents viewers with layered menus. These menus allow users to interactively select a movie and then view it immediately or at a later time once the transaction has been executed. We believe consumers prefer VOD services relative to our PPV offering because of the variety of content available through VOD platforms and because of the flexibility VOD services provide in viewing times. VOD services are primarily distributed by our cable MSO customers and are distributed on a limited basis by our DBS customers due to the one-way nature of satellite distribution systems (i.e., DBS customers distribute programming to consumers via satellite but cannot receive consumer communications via satellite).

        Our Transactional TV segment also distributes adult programming to cable and satellite television companies through PPV channels. PPV provides consumers access to a timed block of programming—for example, a movie or an event—for a fee payable to the cable or satellite providers. Our PPV programming is offered on channels that are available to viewers through the same electronic program guides that display basic cable channels. Some of our distributors also offer our Transactional TV segment's channels on a monthly subscription basis, and subscription revenue represented approximately 23% and 18% of the total PPV revenue in fiscal years 2012 and 2011, respectively.

        We earn revenue in our Transactional TV segment by receiving a percentage (sometimes referred to as a split) of the total retail purchase price paid by consumers to purchase our content on customers' VOD and PPV platforms. Our Transactional TV segment's products have historically been sold by our customers for a retail price of between $9.95 and $14.99 for a single movie or event as determined by our customers with input from us. During fiscal year 2012, our customers increased the availability of lower priced (typically between $3.99 and $9.99), single and double scene assets. We believe that the lower priced assets will generate an increase in the volume of purchases to offset the lower price point. If the lower priced assets do not generate an increase in purchase volume sufficient to offset the lower price point, our revenue could be negatively impacted.

        We believe that the increase in availability of free and low-cost adult internet websites in combination with the continued global economic downturn has caused consumers to increase their viewing of content through the internet rather than through our television VOD and PPV services. Additionally, we believe consumers that have historically viewed our content are also generally purchasing less content. Our content is a relatively expensive choice of entertainment as compared to other options including mainstream categories of content on our customers' platforms and adult content on other off-platform media such as the internet. We believe the high price of our content is contributing to the consumer trend of purchasing less of our content or purchasing other comparable content through alternative media. We have conducted price tests in certain customer markets to estimate whether decreasing the price of our content could generate an increase in the buy volume sufficient to maintain or increase total gross revenue. The results of those tests appeared to indicate that buy volume would increase enough to offset the impact of the lower price point and in some cases, result in an overall increase in revenue. If the buy volume of lower priced assets does not increase to offset the impact of the lower content price point, our revenue could be materially negatively impacted.

        In order to address the competitive challenges presented by free and low-cost adult website providers, we are developing additional value-added products and services to attract new consumers and recapture prior consumers. For example, we recently began offering a subscription VOD product to consumers through certain cable customer platforms. Consumers that subscribe to this product on a monthly basis receive access to one or more of our PPV channels as well as a library of VOD content. We are also in the process of developing an over-the-top service that would allow subscribers to our PPV channels to also have access to a library of content through other electronic devices including mobile phone, tablet, and computer devices. We are optimistic that these products and services will provide consumers with an incremental, value-added experience that will allow our core products to compete more effectively with free and low-cost adult website providers.

        We believe our VOD and PPV programming provides a competitively attractive form of adult entertainment as compared to free and low-cost website content because our programming is frequently higher quality definition and can be viewed on a large television screen in a comfortable setting. During fiscal years 2012 and 2011, 83% and 74%, respectively, of our consolidated net revenue was attributed to the Transactional TV segment. The Transactional TV segment distributes content to nearly every television provider in the U.S. including the two largest providers of DBS services, all major cable television systems, and the two telephone company providers of cable television services.

        During fiscal year 2009, we began expanding our services into international markets in North America, Europe and Latin America. We also had limited launches in Asia. We believe the business model that we have successfully executed in the U.S. will also be successful in international markets. International expansion has provided us with an opportunity to leverage our existing content libraries and technology infrastructure. Additionally, the revenue percentages we receive in international markets are typically higher than the percentages we receive in the U.S. because the international cable and satellite markets are less consolidated, which allows us to negotiate higher revenue percentages. However, the international revenue percentages we receive from certain customers has declined as a result of competitive pressures. It is reasonably possible that we could experience further pressure to lower our revenue percentages consistent with our experience in the U.S. market. If the revenue percentages we receive from international customers decreases, our existing revenue would be negatively impacted and our prospects for international revenue growth would decline.

        International revenue was approximately $6.2 million during fiscal year 2012 as compared to $5.8 million in fiscal year 2011. We plan to continue to add new international customers, and we are optimistic that we will continue to gain additional market share in international markets where we currently distribute content. We believe international distribution will be an important component of the Transactional TV segment's revenue results in the future.

Programming Strategy

        The Transactional TV segment's programming is designed to provide a wide variety of content to consumers. The programming strategy attempts to provide films that are unique to each VOD service and PPV channel during a programming month and avoids duplicating programmed films across the available services. Through this strategy, we provide consumers with access to more unique films, a wider variety of actors and actresses, and a greater variety of studio representation. We focus on prime time viewing blocks and program specific content in those blocks to create an appointment-viewing calendar designed to drive viewers to traditionally less popular times for viewing adult content.

        Our programming department spends a significant amount of time and resources researching consumer choices and preferences. We periodically perform primary consumer research to understand buying habits and to obtain information on how we can best provide consumers with an exceptional viewing experience. We also dedicate resources to analyzing performance data from our products as well as our competitors' products. We believe this research and analysis has enhanced our Transactional TV segment's performance. Additionally, we use the research to recommend changes to our customers' platforms in order to improve the overall performance of the adult content category. We believe our customers view the provision of this research and the related recommendations as an incremental, value-added service that distinguishes us from our competitors.

Content Delivery System

        Our Transactional TV segment delivers its PPV video programming to cable and satellite operators via satellite through in-house digital broadcast technology. The program signal is encrypted so that it is unintelligible unless it is passed through the properly authorized decoding devices. The signal is transmitted (uplinked) by a third party earth station to a designated transponder on a third party commercial communications satellite. The transponder receives the program signal that has been uplinked by the earth station, amplifies the program signal and then broadcasts (downlinks) the signal to commercial satellite dishes located within the satellite's area of signal coverage. The programming is downlinked by MSOs and DBS providers at their head-ends and uplink centers. This programming is received in the form of a scrambled signal. We provide these operators with decoder equipment that allows them to decode the signal and then re-distribute it via their own systems.

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

Digital Broadcast Technology

        Our digital broadcast infrastructure allows us to ingest, encode, edit, play out, store and digitally deliver our VOD and PPV services. We also maintain one of the largest digital libraries of its kind. Our infrastructure is scalable and includes playlist automation for all channels; encoding and playout to air; a storage area network for near-line content movement and storage; archiving capability in a digital format; and integration of our proprietary media asset management database for playlist automation and program scheduling.

Programming

        We obtain our programming for each VOD service and PPV network primarily by licensing content distribution rights from producers. We generally obtain distribution rights for a five-year term. From time to time, we also produce programming in order to develop unique and new content. We acquire and produce films and scenes each month. In addition, we may license entire content libraries on an as-needed basis or in order to facilitate a larger transaction. Licensed programming undergoes rigorous quality control processes prior to broadcast in order to ensure compliance with strict internal and external broadcasting standards. We obtain age verification documentation for each film we license in accordance with federal statutes. This documentation is maintained on site for the duration of the license term in accordance with 18 U.S.C. § 2257 and 28 C.F.R. 75 et seq.

Competition

        We believe the Transactional TV segment's most challenging competition has been from low-cost and free adult internet websites. The increase in the availability of free and low-cost internet websites as well as the decline in global economic conditions has caused consumers to seek lower-cost options for obtaining adult content. We believe that consumers who would otherwise purchase our content have been obtaining their content through low-cost and free adult internet websites. Additionally, consumers are generally viewing all categories of content, including mainstream and adult content, more frequently on their computer and other non-television electronic devices. We believe these developments have resulted and may continue to result in further competitive pressures on us from free and low-cost adult internet websites.

        Our primary direct competitor in this segment has historically been Playboy Enterprises, Inc. (Playboy), which has a long operating history in the adult entertainment space. Recently, Playboy entered into an agreement with a large adult internet provider, Manwin Holding SARL (Manwin), and we believe Manwin is operating and managing the Playboy broadcast assets. We believe that Manwin has significantly greater financial, technical and marketing resources, as well as better name recognition than we do through its branded internet websites. Other competitors, such as Hustler TV, are also expanding their distribution which has resulted in increased competition in the adult broadcast industry.

        Our content has typically outperformed our competitors' content on the majority of MSO and DBS platforms as measured by revenue per server hour. As a result, we occupy more shelf space on these platforms. We believe that some competitors have been willing to execute contracts with distributors that contain lower revenue percentages and/or provide revenue guarantees in order to obtain or retain channels and VOD platform hours. While we believe that our content continues to outperform the competition, we cannot predict whether that performance advantage will insulate us from further pressure on revenue percentages. If our competitors continue to accept lower revenue percentages from the MSO and DBS platforms and if we are unable to maintain a performance advantage or cause the MSO and DBS providers to recognize the value our content performance provides, then our customers could put additional pressure on us to lower our revenue percentages. A reduction in our revenue percentages would have a material adverse impact on our results of operations and financial condition.

        We also face competition in the adult entertainment market from other providers of adult programming including producers of adult content, adult video/DVD rentals and sales, premium movie channels that broadcast adult-themed content, telephone adult chat lines, books and magazines aimed at adult consumers, and adult-oriented wireless services. Our Transactional TV segment also faces general competition from other forms of non-adult entertainment, including sporting and cultural events, television networks, feature films, and other programming.

Film Production Segment

        Our Film Production segment derives revenue from two principal businesses: (1) the production and distribution of original motion pictures including erotic thrillers and horror movies (collectively, owned content); and (2) the distribution of third party films where we act as a sales agent for the product (collectively, repped content). This segment also periodically provides producer-for-hire services to major Hollywood studios.

        The film production markets were significantly impacted by the economic downturn in prior fiscal years and as a result, the Film Production segment's customers reduced their content acquisition budgets. We believe this occurred because our customers relied on their existing libraries to reduce spending and costs. The changes in the market conditions had a significant negative impact on the Film Production segment's operating results and during fiscal year 2011, we incurred film cost impairment charges of approximately $2.2 million as well as an increase in the allowance for unrecoverable accounts of $0.8 million. These charges were incurred as a result of the depressed performance of the Film Production segment. Although the Film Production segment stabilized in fiscal year 2012 and returned to profitability, it is reasonably possible that further unfavorable conditions within the film production markets could occur, which could cause the operating results of this segment to decline.

Owned Content Revenue

        The Film Production segment produces and distributes its owned content to three primary customer groups. The first customer group consists of cable MSO and DBS service providers, and these customers are the same customers as those serviced by our Transactional TV segment. Owned content that is distributed through PPV appears on unbranded linear channels within the mainstream or adult PPV movie location on the platform's electronic programming guide. Content that is distributed through VOD appears within menu categories such as "uncensored." Our movies are sold to end users at retail prices typically ranging from $3.99 to $9.99. We receive a percentage share of the revenue derived from sales on these platforms. Revenue percentages are typically higher than those earned by our Transactional TV segment due to the mainstream nature of the content. Owned content is distributed to cable MSO and DBS service providers using the same technology and transport providers as described above in the Transactional TV segment discussion.

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

Sales Agency (Repped Content) Service Revenue

        Our Film Production segment has long-standing relationships and an established reputation in the independent mainstream film production markets. We act as a sales agent for film producers and license both domestic and international rights to their movies, which we refer to as repped content, under Lightning Entertainment Group, Inc. We also license films under our Mainline Releasing Group brand. We earn a commission for licensing film rights on behalf of producers. The commission we earn from domestic distribution is typically more favorable than the commission we earn from international distribution. We also earn a marketing fee for many of the films that we represent. Each contract typically allows for the recovery of any producer advances and costs incurred in preparing the film for market, including advertising costs, screening costs, costs to prepare the trailer, box art, screening material, and similar costs necessary to ensure the movie is market ready.

        We generate revenue from these arrangements, which we refer to as repped content revenue, through arrangements with mainstream distributors world-wide. The distributors we sell to deliver the repped content to consumers through various channels including theatrical, pay-television, free television and other similar distribution channels. We also distribute repped content on VOD platforms through U.S. cable MSOs. Additionally, our repped content is distributed to retail markets including DVD markets, home video markets and other retail markets through arrangements we have executed with leading independent mainstream distribution partners.

Producer-for-Hire and Other Revenue

        Producer-for-hire and other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees, and the delivery of other miscellaneous film materials to customers. We provide producer-for-hire services that require us to incur costs associated with a film production, and we earn a fee for our services and the costs incurred once the film has been delivered to the customer. Although we maintain no ownership rights for the produced content, we are responsible for the management and oversight of the project and incur significant economic risk until the project is completed. The gross margins we generate from producer-for-hire arrangements are less than the returns we generate from our owned content and have historically been between 5% and 20% of net revenue. We did not generate any producer-for-hire revenue in fiscal year 2012, and we generated approximately $4.0 million of producer-for-hire services revenue during fiscal year 2011.

Competition

        For our owned content, we compete primarily with other branded content such as Girls Gone Wild and Howard Stern. With respect to our sales agency business, we compete with a variety of small, privately-owned companies. We compete with these companies based on licensing fees charged, content quality, ability to deliver our products on-time, relationships with decision makers in the industry, and the professionalism of our sales team. For our producer-for-hire services, we compete against a wide variety of independent movie producers.

Direct-to-Consumer Segment

        Our Direct-to-Consumer segment derives revenue primarily through subscriptions to our adult consumer websites. Content for the websites is primarily obtained through licensing agreements executed by our Transactional TV segment for broadcast rights. Traffic to our consumer websites is derived through either a targeted network of affiliates that earn a referral fee from us when diverted traffic converts into paying members, or type-in traffic whereby users navigate directly to the websites by typing the addresses of our websites into their web browsers.

Competition

        The adult internet industry is highly competitive. Free and low-cost content websites that allow users to access large libraries of content have created an even more competitive and challenging environment.

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

Seasonality

        We have not experienced any material seasonality within our business during the fiscal years ended March 31, 2012 or 2011.

Working Capital

        We fund our operations through a combination of available cash, cash equivalents, and cash flows generated from operations. In addition, our line of credit is available for additional working capital needs.

Customers

        We derived approximately 50% of our total revenue for the fiscal year ended March 31, 2012 from Comcast Corporation (Comcast), DIRECTV, Inc. (DirecTV), DISH Network (DISH), and Time Warner Cable Inc. (Time Warner). We generate revenue from these customers through our Transactional TV and Film Production segments. The loss of any one of these major customers would have a material adverse impact on these segments and the Company as a whole. Specific financial information about the total revenue and outstanding accounts receivable from each of our major customers is incorporated by reference herein to Note 12—Major Customers within the Notes to Consolidated Financial Statements included herein.

Government Regulation

        We are regulated by governmental authorities, both domestic and international. Regulation relates to, among other things, licensing, access to satellite transponders, foreign investment and use of confidential customer information and content, including standards of decency and obscenity. Changes in the regulation of our operations or changes in interpretations of existing regulations by courts or regulators or our inability to comply with current or future regulations could have a material adverse impact on our financial position and results of operations.

Research and Development

        Financial information about research and development costs is incorporated herein by reference to the Research and Development Costs discussion within Note 1—Organization and Summary of Significant Accounting Policies within the Notes to Consolidated Financial Statements included herein.

Employees

        As of March 31, 2012, we had approximately 192 employees primarily located in the U.S. Our employees are not members of a union, and we have never suffered a work stoppage. We consider our employee relations to be good.

Financial Information about Segments and Geographic Areas

        Financial information about segments and geographic areas is incorporated herein by reference to Note 11—Segment and Geographic Information within the Notes to Consolidated Financial Statements included herein.

Available Information

        We file annual, quarterly and current reports, and amendments thereto, with the Securities and Exchange Commission (SEC) under Section 13(a) of the Exchange Act. We make these reports available free of charge on or through our internet website, www.noof.com, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Information on our website should not be considered to be a part of this report or any other SEC filing unless explicitly incorporated by reference herein or therein. You may request a copy of these filings at no cost. Please direct your requests to:

    New Frontier Media, Inc.
    Attn: CFO
    6000 Spine Road, Suite 100
    Boulder, CO 80301

        You can also read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549, on official business days during the hours of 10:00 a.m. and 3:00 p.m. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains an internet site (www.sec.gov) that contains our reports, proxy and information statements and other information that we file electronically with the SEC. Information on the SEC's website should not be considered part of this report or any other SEC filing unless expressly incorporated by reference herein or therein.

EXECUTIVE OFFICERS OF THE REGISTRANT.

        Our executive officers are as follows:

Name	Age	Position
Michael Weiner	71	Chairman of the Board, Chief Executive Officer and Secretary
Marc Callipari	44	Chief Legal Officer
Scott Piper	49	Chief Technology and Information Officer
Grant Williams	36	Chief Financial Officer

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

        Scott Piper.    Mr. Piper joined New Frontier Media in February 2007 as Chief Technology and Information Officer. Mr. Piper has been an information technology professional for approximately 20 years and has held senior leadership roles for the past 12 years. He has extensive experience in infrastructure design and delivery for large scale enterprises, including the implementation of over fifteen customer contact centers, some with as many as 1,500 seats. He was responsible for one of the first successful large voice over internet protocol ("VoIP") contact centers in the U.S. Prior to joining New Frontier Media, Mr. Piper was employed from 1994 to 2006 by EchoStar Satellite L.L.C. ("EchoStar"). While employed in a variety of roles during his tenure at EchoStar, he most recently held the title of Vice President of IPTV. Mr. Piper was also responsible for the launch of DISH Network's web-based entertainment portal prior to his departure. Mr. Piper holds a Bachelor of

Science in Marketing and Finance from the University of Colorado and a Masters in Science in Telecommunications from the University of Denver.

        Grant Williams.    Mr. Williams has served as Chief Financial Officer since April 2008. Mr. Williams served as the Corporate Controller of New Frontier Media from October 2006 until April 2008. From February 2004 until October 2006, Mr. Williams was employed by eFunds Corporation and served in various senior manager accounting and finance roles. Prior to February 2004, Mr. Williams was employed by Ernst and Young, LLP as a manager within the assurance and advisory services group. Mr. Williams holds a Bachelor of Accountancy from the University of Oklahoma and is a Certified Public Accountant in Colorado and Arizona.

ITEM 1A.    RISK FACTORS.

While our Special Committee of independent directors is currently overseeing, with the assistance of its financial and legal advisors, a review of strategic alternatives to maximize shareholder value, there can be no assurances that such a review process will result in a transaction or, if a transaction is approved by our board of directors, what will be the terms or timing of such a transaction.

        In April 2012, we announced that a Special Committee of independent members of our board of directors was overseeing, with the assistance of its legal and financial advisors, a review of strategic alternatives to maximize shareholder value, including the unsolicited non-binding acquisition proposals received from Manwin and Longkloof Limited (Longkloof), one of our existing shareholders, that could result in the sale of New Frontier Media, Inc. and/or its assets. No decision has been made to sell New Frontier Media and we can give no assurance that we will identify and undertake a transaction that allows our shareholders to realize an increase in the value of our stock or provide any guidance on the timing of any such action. We also can give no assurance that any potential transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our shareholders than that reflected in the current stock price. In addition, we can give no assurance that if a transaction is recommended by the Special Committee, approved by our board of directors, and recommended by our board of directors to our shareholders, whether such transaction will be approved by our shareholders should such approval be required. Any transaction would be dependent upon a number of factors that may be beyond our control, including, among other factors, the U.S. and global economic and market conditions, industry trends, the interest of third parties in our or their businesses, and the availability of financing to potential buyers on reasonable terms or at all. We can give no assurance that we will consummate a transaction of any kind.

Unsolicited acquisition proposals and a related proxy contest may be disruptive to our business.

        On March 9, 2012 and March 23, 2012, we announced that we had received unsolicited acquisition proposals from Longkloof and Manwin, respectively, to acquire all of our outstanding shares of common stock (not already owned in the case of Longkloof). In addition, Longkloof increased its offer price, and as further described below, informed us of its intention to nominate four individuals to our board of directors at our 2012 annual meeting of shareholders. On July 12, 2012, the Company entered into a settlement agreement with Longkloof whereby, among other things, Longkloof withdrew its nominees to our board of directors. While our special committee of independent directors (Special Committee) is considering the acquisition proposals and other strategic alternatives, there can be no assurance that Longkloof, Manwin or another third party will not make another unsolicited acquisition proposal in the future or that we will not be required to expend considerable time and resources in connection with a proxy contest, as described below. The review and consideration of any acquisition proposal or the consideration of matters associated with a proxy contest may be a significant distraction for our management and employees and could require the expenditure of significant time and resources by us. Moreover, any of the foregoing may create uncertainty for our employees, and this uncertainty may adversely affect our ability to retain key employees and to hire new talent. The foregoing may also create uncertainty for our customers, suppliers and other business partners, which may cause them to terminate, or not to renew or enter into, arrangements with us. The distraction to our management and employees and the uncertainty arising from unsolicited acquisition proposals or a proxy contest may disrupt our business, and could result in a material adverse effect on our financial position and results of operations.

The costs associated with our current and future legal proceedings can be substantial, specific costs are unpredictable and not completely within our control, and unexpected increases in litigation costs could adversely affect our operating results.

        On May 2, 2012, we announced we had received notification that Longkloof, which is an entity affiliated with the publicly-traded South African conglomerate Hosken Consolidated Investments Limited (Johannesburg Stock Exchange: HCI) (Hosken) submitted a notice indicating its intention to nominate four individuals for election to our board of directors at our 2012 annual meeting of shareholders. On May 31, 2012, we filed a law suit against Hosken, its Executive Chairman, Marcel Golding, Longkloof, Mile End Limited, Sabido Investments (Pty) Ltd., Adam Rothstein, Eric Doctorow, Mahomed Khalik Ismail Sheriff, Willem Deon Nel and Barbara Wall (collectively, the Defendants) alleging, among other things, that the Defendants' notice of nominations of candidates for election to our board of directors at the 2012 annual meeting of shareholders (the Notice) is invalid because the Defendants failed to disclose certain information related to those acting in concert with Longkloof as required by the advance notice provisions contained in our Amended and Restated Bylaws. The complaint also alleged that the Defendants violated Section 13(d) of the Exchange Act, when they failed to disclose that the Defendants were operating as a "group" for the purposes of seeking control of the Company, and the true nature, extent and intent of their "group," as required by Section 13(d) of the Exchange Act. On June 8, 2012, the Defendants filed an answer and counterclaim (the Counterclaim) for declaratory judgment and injunctive relief. We and all of the individuals serving on our board of directors currently were named as defendants in the Counterclaim (the Counterclaim Defendants). The Counterclaim alleged that the Counterclaim Defendants breached their fiduciary duties to our shareholders and it also sought declaratory judgment as to whether the Defendants complied with the advance nomination provisions of our Amended and Restated Bylaws. On June 20, 2012, the Defendants filed an amended answer and counterclaim, adding two new counterclaims. The additional counterclaims alleged that the Counterclaim Defendants breached their contract with the Company's shareholders and that the individuals serving on the Special Committee tortiously interfered with the electoral rights of the Company's shareholders. The answer and Counterclaim sought, among other things, (a) a dismissal of our complaint with prejudice, (b) a declaration that the Notice is valid and effective or, in the alternative, an order that we and the individual members of our board of directors accept a corrected Notice, (c) an injunction enjoining us and our board of directors from taking any action to interfere with the ability of our shareholders to vote for the Defendants' candidates for election to our board of directors at our 2012 annual meeting of shareholders and (d) an award to Defendants of costs and disbursements of the action, including reasonable attorneys' fees. On July 12, 2012, we entered into a settlement agreement with the Defendants (the Settlement Agreement). Under the terms of the Settlement Agreement, among other things, the Defendants agreed to (a) terminate their proxy contest, (b) vote their shares of stock in our Company in favor of our board of directors nominees at our 2012 annual meeting of shareholders as well as any other proposals recommended to shareholders by our board of directors at the meeting, and (c) withdraw their nominees for election to our board of directors. We agreed, among other things, that if we do not engage in a sale, merger or similar change of control transaction by December 31, 2012, Longkloof will have the right to designate one person to our board of directors. As part of the settlement agreement, all pending litigation in the U.S. District of Colorado between us and the Defendants will be dismissed by the companies without admission of any wrongdoing by either party. In addition, the Defendants agreed to certain standstill restrictions through December 31, 2012.

        On March 23, 2012, Mr. Elwood M. White filed a class action complaint against us and our board of directors, purportedly on behalf of our public shareholders (the Elwood Claim). The complaint alleges that the individual members of our board of directors have breached their fiduciary duties owed to our shareholders in connection with Longkloof's initial unsolicited, conditional proposal to acquire all of the outstanding shares of our common stock that are not already beneficially owned by Longkloof.

        We may be obligated to reimburse the expenses and indemnify for liabilities of our directors in connection with the Elwood Claim and the Counterclaim. While we believe our director and officer insurance policy will enable us to recover a portion of any such payments, any expenses or payments that are not recovered from our insurance may harm our financial performance.

        The costs associated with legal proceedings are typically high, relatively unpredictable, and are not completely within our control. While we attempt to forecast and control such costs, the costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation, including, without limitation, litigation relating to current and subsequent attempts to takeover the Company, which would increase our aggregate litigation costs, and could adversely affect our financial position and results of operations. We are not able to predict the outcome of any legal action, and an adverse decision in any legal action could significantly harm our business and financial performance.

Our officers and directors have limited liability.

        We are obligated under our organizational documents and pursuant to indemnity agreements with our directors and all of our executive officers to indemnify them against certain liabilities incurred in connection with their services. Pursuant to the indemnity agreements, we agree, to the fullest extent permitted by the laws of the State of Colorado and as set forth in the indemnity agreements, to indemnify and advance expenses to each such officer or director in connection with actions, suits, inquiries, interviews, investigations, arbitrations or other proceedings arising out of such person's service as an officer, director and or agent of the Company, subject to the terms, conditions and limitations contained therein. These indemnity agreements, as well as the indemnification provisions in our articles of incorporation, could limit our ability and the ability of our shareholders to effectively take action against our officers and directors arising from their service to us. In addition, there could be significant harm to our business and financial performance resulting from our payment of premiums associated with insurance or payments of expenses related to a defense or settlement of claims against our directors or officers, such as the Elwood Claim.

Our business could be negatively affected as a result of the actions of activist shareholders.

        As noted above, we received nominations of candidates for election to our board of directors at the 2012 annual meeting of shareholders from the Defendants, which was withdrawn pursuant to the Settlement Agreement. In the event of a proxy contest, we may not be able to respond successfully to such contest, which would be disruptive to our business and operations. Even if we are successful, our business and operations could be adversely affected by a proxy contest involving us because:

  •
  responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting operations and diverting the attention of our directors, management and employees, and can lead to uncertainty;

  •
  perceived uncertainties as to our future direction may result in the loss of business opportunities and customers, and may make it more difficult to attract and retain qualified personnel and customers; and

  •
  if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement strategic plans and create additional value for our shareholders.

        These actions could cause the market price of our shares of common stock to experience periods of volatility.

The loss of any of our current major customers, or our inability to maintain or negotiate at renewal or otherwise favorable contractual terms with these customers, could have a material adverse effect on our financial position and results of operations.

        We have agreements with the ten largest U.S. cable MSOs and two largest U.S. DBS providers. For the fiscal year ended March 31, 2012, the aggregate revenue we received from our major customers (customers that account for 10% or more of our consolidated net revenue during any one of the fiscal years ended March 31, 2012 or 2011, namely Comcast, DISH, DirecTV and Time Warner) was approximately 50% of our total company-wide revenue. Our agreements with these operators may be terminated without penalty and with little advance notice. As a result, we are sometimes subject to renegotiation of the agreements during their stated term. If one or more of these cable MSO or DBS operators terminates or does not renew our agreements, or negotiates mid-term or agrees only to renew the agreements on terms less favorable than those of our current agreements (including removing or replacing with a competitive offering or otherwise one or more of our PPV channels or VOD offerings from their platforms), our financial position and results of operations could be materially adversely effected.

If the general economic environment, consumer discretionary spending or other conditions continue to be unfavorable or further deteriorate, our financial position and results of operations could be materially adversely impacted.

        We believe consumers view our content as a discretionary item rather than a necessity. Accordingly, our results of operations tend to be more sensitive to changes in macroeconomic conditions that impact consumer spending, including discretionary spending. Other factors, including consumer confidence, employment levels, interest rates, tax rates, consumer debt levels, and fuel and energy costs, could reduce consumer spending or change consumer purchasing habits. We believe many of these factors have adversely affected consumer spending during each of our fiscal years ended March 31, 2012 and 2011, and, consequently, our business and results of operations.

        For example, our Transactional TV segment, which is our largest segment based on revenue, experienced a decline in revenue in each of the fiscal years ended March 31, 2012 and 2011. We also experienced challenging conditions within our Film Production segment that caused an operating loss during fiscal year 2011. If the general economic environment, consumer discretionary spending or other conditions continue to be unfavorable or further deteriorate, our financial position and results of operations could be materially adversely impacted.

We rely on third party service providers to deliver our content to our customers via satellite uplink, transponder and VOD transport services. If these services are disrupted, it could cause us to lose revenue and adversely affect our financial position and results of operations.

        Our satellite uplink, transponder and VOD transport provider services are critical to our business. If our service providers fail to provide the contracted services, our programming operations would in all likelihood be suspended, resulting in a loss of substantial revenue. If our satellite uplink and transponder providers improperly manage their facilities, we could experience signal disruptions and other quality problems that, if not immediately addressed, could cause us to lose revenue. All our domestic Transactional TV segment VOD transport services are provided by TVN Entertainment Corporation (TVN). If TVN fails to provide the contracted services, our domestic Transactional TV segment VOD programming operations would in all likelihood be suspended, resulting in a materially adverse impact to our financial position and results of operations.

        Our continued access to satellite transponders is critical to our business. Our satellite transponder agreements expire through October 2013. Our satellite programming operations require continued

access to satellite transponders to transmit programming to our cable and DBS customers. Limitations to satellite transponder capacity could materially adversely affect our financial position and results of operations. Access to transponders may be restricted or denied if:

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

        Our ability to contract with cable operators and DBS providers to carry our programming is critical to our business. We can give no assurance that we will be able to continue to obtain carriage with cable operators and DBS providers in the future.

If we are unable to compete effectively with other forms of adult and non-adult entertainment, our financial position and results of operations could be materially adversely impacted.

        We believe the increased availability and popularity of adult entertainment through free and low-cost websites has resulted in a decrease in our paying viewership, resulting in a decrease in our revenue. The quality and quantity of content available on these free and low-cost websites continues to improve. The content we sell through the Transactional TV segment typically has a retail price between $9.95 and $14.99 and is typically less explicit than the content offered on internet websites. As a result of the continued global economic downturn, consumers may view internet delivered content as a replacement to our content based on the difference in cost, edit standard and availability of certain niche content that we do not distribute. An increase in the migration of consumers to free and low-cost internet delivered content could result in a further decline in our buy rates and have a negative impact on our financial position and results of operations.

        We have implemented a variety of strategies to compete effectively with free and low-cost adult internet websites. These strategies may be unsuccessful and may result in an accelerated decline of our revenue. These strategies and the related negative outcomes may include, but are not limited to, those described below:

  •
  Lower priced assets—During fiscal year 2012, our customers increased the availability of lower priced (typically between $3.99 and $9.99), single and double scene assets. If the lower priced assets do not generate an increase in purchase volume sufficient to offset the lower price point, our revenue could be negatively impacted.

  •
  Subscription VOD services—We recently began offering a subscription VOD product to consumers through certain cable customer platforms. Consumers that subscribe to this product on a monthly basis receive access to one or more of our PPV channels as well as a library of VOD content. If consumers that would otherwise purchase multiple VOD movies for a higher total retail cost elect to reduce their expenditures by subscribing to this service, our revenue could be negatively impacted.

  •
  Over-the-top services—We are in the process of developing an over-the-top service that would allow subscribers to our PPV channels to also have access to a library of content through other electronic devices including mobile phone, tablet, and computer devices. If consumers that would otherwise purchase multiple movies for a higher total retail cost elect to reduce their expenditures by subscribing to our PPV channels and viewing additional content through the over-the-top service, our revenue could be negatively impacted.

        We also face competition in the adult entertainment industry from other providers of adult programming, adult video/DVD rentals and sales, books and magazines aimed at adult consumers, adult-oriented telephone chat lines, premium movie channels that broadcast adult-themed content, and adult-oriented wireless services. To a lesser extent, we also face general competition from other forms of non-adult entertainment, including sporting and cultural events, other television networks, feature films, and other programming and entertainment options.

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

        We face competition from established adult video producers, as well as independent companies that distribute adult entertainment, some of which is provided for free through internet websites. These competitors may include Hustler, Wicked Pictures, Vivid Entertainment, and Manwin. In the event that cable and/or satellite companies seek to purchase adult video content for their PPV or VOD service directly from adult video producers or other independent distributors of such content, our VOD and PPV business is likely to suffer. For example, an independent producer of adult content, which has historically distributed content only through the internet, replaced one of our PPV channels on the largest DBS platform in the U.S. during fiscal year 2010. Increased competition in the adult category could also lead to downward pressure on the license fees that our customers are willing to pay for our content.

Some terms of our agreements with customers could be interpreted in a manner that could adversely affect the revenue due to us under those agreements.

        Some of our customer agreements contain most favored nation clauses. These clauses typically provide that if we enter into an agreement with another customer that contains certain more favorable terms, we must offer those terms to those customers whose agreements contain most favored nations clauses. We have entered into a number of customer agreements with terms that differ in some respects from those contained in other agreements. These agreements are complex and if other parties conclude that we are not in compliance with most favored nation clauses, such customers may elect to renegotiate, or terminate their existing agreements and as a result, our financial position and results of operations could be materially adversely affected.

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

We have disclosed a material weakness in our internal control over financial reporting, and if we have other material weaknesses or significant deficiencies in our internal control over financial reporting, our financial position and results of operations could be negatively impacted.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. As disclosed in Item 9A, we identified a material weakness in our internal control over financial reporting relating to accounting for our provision for income taxes. A material weakness is a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of March 31, 2012. Management believes that it has taken actions to enhance our internal controls over financial reporting as it relates to the provision for income taxes. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control occur in the future, our consolidated financial statements may contain material misstatements or other errors and we could be required to restate our financial results. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, our financial position and results of operations could be harmed, the market price of our stock may decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require significant additional financial and management resources.

Changes in our effective tax rate or assessments arising from tax audits may have an adverse impact on our results.

        We are subject to taxation in various jurisdictions, both domestically and internationally. Significant judgment is required in the determination of our income tax benefit, and this determination requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. Our effective tax rate may be adversely impacted by changes in the mix of earnings between jurisdictions with different statutory tax rates, in the valuation of our deferred tax assets, and by changes in tax rules and regulations. For instance, the availability and timing of lapses in the U.S. research and development tax credit, the accounting for uncertain tax positions, the determination of valuation allowances for our deferred tax assets, and the amount of our estimated tax deduction for domestic production activities may add more variability to our future effective tax rates. Additionally, we are subject to examination of our fiscal year 2009 amended tax returns, current tax returns and our determination of certain tax positions. The Internal Revenue Service ("IRS") is currently auditing our fiscal year 2010 returns. If the IRS's current audit or future audits of our returns results in a determination that certain of our tax positions are invalid, our financial position and results of operations could be materially adversely affected.

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

        Our charter documents may inhibit a takeover or change in control that certain of our shareholders may consider beneficial. Provisions in our Amended and Restated Articles of Incorporation may have the effect of delaying or preventing a merger or acquisition of us, or making a merger or acquisition less desirable to a potential acquirer, even when our shareholders may consider the acquisition or merger favorable. For example, our board of directors, without further shareholder approval, may issue preferred stock that could delay or prevent a change of control as well as reduce the voting power of the holders of our common stock, even with the effect of losing control to others. In addition, our board of directors has adopted a Rights Agreement, commonly known as a poison pill, which may delay or prevent a change of control and may also make a merger or acquisition of us less desirable. If a change in control transaction perceived by our shareholders to be in their best interest were delayed or blocked by our protective measures, the value of an investment in our securities may be negatively impacted.

If we are not able to retain our key executives, it may be more difficult for us to manage our operations and our financial position and result of operations could be adversely affected.

        With only approximately 192 employees, our success depends greatly upon the contributions of our executive officers and our other key personnel. The loss of the services of any of our executive officers or other key personnel could have a material adverse effect on our financial position and results of operations. No assurance can be given that we will be successful in attracting and retaining these personnel.

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

Our long-lived assets may incur further charges and expenses.

        We conducted annual goodwill and other identifiable intangible assets impairment tests as of March 31, 2012 and 2011. We also perform quarterly analyses on the valuation of long-lived assets including our content and distribution rights, film library, and other long-lived assets as well as the recoverability of recoupable costs and producer advances. We recognized the following continuing operations charges for asset impairments and in the case of the allowance for unrecoverable accounts, operating expenses, in our statements of operations (in thousands):

	Year Ended March 31,
	2012	2011
Goodwill	$3,743	$—
Film costs	214	2,193
Allowance for unrecoverable accounts	606	823
Content and distribution rights	51	241
Other identifiable intangible assets	—	37
Other long-lived assets	100	128

Total charges and expenses	$4,714	$3,422

        If our estimates of future performance as it relates to our long-lived assets change, we may be required to record further charges and expenses related to the assets, which could have a material adverse impact on our financial position and results of operations. The ongoing uncertainty in general economic and market conditions could increase the likelihood of additional asset charges and expenses being recorded in future periods. In addition, the valuation analysis for long-lived assets is subject to a high degree of judgment and complexity and changes in estimates could have a material adverse impact on our financial position and results of operations.

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

        We continue to expand our Transactional TV segment services into new international markets. We have not historically had significant operations internationally or transacted with international government regulators, competitors, cultures or consumers. As a result of our inexperience, we may be unsuccessful in executing our international growth initiatives.

We may experience a reduction in the revenue percentages we receive from our international customers.

        We earn revenue by receiving a percentage of the total retail purchase price paid by consumers to purchase our content on customers' VOD and PPV platforms. Domestically, the revenue percentages we receive from our customers have been reduced since our initial distribution of content, and we believe the reduction is due to the increased negotiating leverage our customers gained from the domestic consolidation of the cable and satellite industry as well as from increased competition. Internationally, the revenue percentages we receive are typically higher than the percentages we receive in the U.S. because the international cable and satellite markets are less consolidated, which allows us to negotiate higher revenue percentages. However, we have lowered our international revenue percentages with certain customers as a result of competitive pressures. For example, a customer in Latin America recently reduced the percentage of revenue we receive from them by more than 50%. It is reasonably possible that we could experience further pressure to lower our international revenue percentages consistent with our experience in the U.S. market. A reduction in the revenue percentages we receive from our international customers could have a material adverse impact on our financial position and results of operations.

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

        Colorado:    We lease a facility that is approximately 48,500 square feet in Boulder, Colorado. This facility houses our Transactional TV, Direct-to-Consumer and Corporate Administration segments. The facility is 85% utilized.

        California:    We lease a facility that is approximately 4,600 square feet in Santa Monica, California. This facility houses our Film Production segment's production and licensing business. The facility is 100% utilized.

        We believe that our facilities are adequate to maintain our existing business activities.

ITEM 3.    LEGAL PROCEEDINGS.

        For a discussion of legal proceedings, see Note 13—Commitments and Contingencies in the Notes to Consolidated Financial Statements included herein and incorporated herein by reference.

ITEM 4.    MINE SAFETY DISCLOSURES.

        Not applicable.

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

        The following table sets forth the range of high and low sales prices for our common stock for each quarterly period indicated, as reported on the NASDAQ Global Select Market:

Quarter Ended	High	Low	Quarter Ended	High	Low
June 30, 2011	$1.85	$1.21	June 30, 2010	$2.15	$1.54
September 30, 2011	1.69	1.06	September 30, 2010	1.90	1.35
December 31, 2011	1.40	0.84	December 31, 2010	2.04	1.58
March 31, 2012	1.60	1.00	March 31, 2011	2.18	1.67

        The high and low sales prices per share as reported on the NASDAQ Global Select Market on June 20, 2012, were $1.71 and $1.68, respectively. As of June 20, 2012, there were approximately 164 registered holders of record of New Frontier Media's common stock. A substantially greater number of holders of New Frontier Media common stock are "street name" or beneficial holders, whose shares are held by record by banks, brokers, and other financial institutions.

ISSUER PURCHASES OF EQUITY SECURITIES

        From time to time, we have executed stock repurchase programs and stock purchase agreements based on current market conditions and our capital and financial position. This activity is conducted in a manner intended to comply with the safe harbor provisions of Rule 10b-18 promulgated under the Exchange Act, and to minimize the impact of any purchases upon the market for our securities. Repurchased shares are returned to authorized but unissued shares of common stock in accordance with Colorado law.

        In August 2009, we announced that our board of directors adopted a stock repurchase program. Under the program, we could repurchase with available cash and cash from operations up to 1.0 million shares of our outstanding common stock, from time to time through open market or privately negotiated transactions, as market and business conditions permitted. The program was scheduled to expire in March 2012. During the fiscal years ended March 31, 2011 and 2010, we repurchased approximately 0.2 million shares and 0.1 million shares of common stock, respectively, under the stock repurchase plan for total purchase prices of approximately $0.4 million and $0.1 million, respectively. During the three month period ended September 30, 2011, we substantially completed the stock repurchase program by acquiring approximately 0.7 million shares of common stock for a total purchase price of approximately $0.9 million.

        In October 2011, our board of directors authorized an extension of the August 2009 stock repurchase program. The extension allowed for an additional repurchase of up to 0.8 million shares of common stock, in an amount not to exceed in aggregate $1.0 million, exclusive of any fees, commissions or other expenses related to such repurchases. The program was scheduled to expire on March 31, 2014, if not completed sooner. During the three month period ended December 31, 2011, we repurchased approximately 0.2 million shares of common stock under the extended stock repurchase program for a total purchase price of approximately $0.3 million. In December 2011, the board of directors also authorized an individual repurchase of approximately 2.1 million shares of common stock through an open market transaction. The total purchase price of the shares was approximately $2.4 million, and the stock repurchase program that was extended in October 2011 was concluded as a result of the transaction.

STOCK PERFORMANCE GRAPH

        New Frontier Media, Inc. is designated a smaller reporting company and has therefore excluded the stock performance graph as allowed under the instructions to Item 201(e) of Regulation S-K of the Securities Act.

ITEM 6.    SELECTED FINANCIAL DATA.

        Not applicable.

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

  •
  Contractual Obligations and Off-Balance Sheet Arrangements.  Overview of contractual obligations, commitments, off-balance sheet arrangements and contingent liabilities outstanding as of March 31, 2012, including expected payment schedule.

  •
  Recent Accounting Pronouncements.  Accounting pronouncements that have been recently issued.

        This annual report on Form 10-K includes forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act, and Section 21E of the Exchange Act. All statements regarding trend analysis and our expected financial position and operating results, business strategy, financing plans and the outcome of contingencies are forward-looking statements. Forward-looking statements are also identified by the words "believe," "project," "expect," "anticipate," "estimate," "intend," "strategy," "plan," "may," "should," "could," "will," "would," and similar expressions or the negative of these terms or other comparable terminology. The forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

        Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers and related revenue that accounted for approximately 50% of our total revenue during the fiscal year ended March 31, 2012; 2) maintain the license fee structures currently in place with our customers; 3) maintain PPV channel and VOD shelf space with existing customers; 4) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable MSOs and DBS providers; 5) successfully compete against other forms of adult and non-adult entertainment such as pay and free adult-oriented internet websites and adult-oriented premium channel content; 6) produce film content that is well received by our Film Production segment's customers; 7) comply with current and future regulatory developments both domestically and internationally; and 8) retain our key executives. The foregoing list of factors is not exhaustive. A more complete list of factors that might cause such differences include, but are not limited to, those discussed in the Risk Factors section of this Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

OVERVIEW

        We are a provider of transactional television services and a distributor of general motion picture entertainment. Our key customers include large cable and satellite operators, premium movie channel providers and major Hollywood studios. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our Transactional TV segment distributes adult content to cable and satellite operators who then distribute the content to retail consumers via VOD and PPV technology. We earn revenue by receiving a contractual percentage of the retail price paid by consumers to purchase our content on customers' VOD and PPV platforms. The Transactional TV segment represents our largest operating segment based on revenue and assets and has historically been our most profitable segment; however, the segment has experienced declining operating income due to competition from free and low-cost websites and the continued global economic downturn. These factors are discussed in more detail below. The Film Production segment generates revenue through the distribution of mainstream content to large cable and satellite operators, premium movie channel providers and other content distributors. This segment also periodically provides contract film production services to major Hollywood studios (producer-for-hire arrangements). The Film Production segment incurred an operating loss in fiscal year 2011 primarily due to impairment charges. Our Direct-to-Consumer segment primarily generates revenue from membership fees earned through the distribution of adult content to consumer websites. The Direct-to-Consumer segment has historically incurred operating losses and is expected to continue to incur operating losses for the foreseeable future. Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc.

        The business models of each of our segments are summarized below.

Transactional TV Segment

        The Transactional TV segment is focused on the distribution of content to consumers via MSO and DBS customers' VOD and PPV services. We earn revenue by receiving a percentage (sometimes referred to as a split) of the total retail purchase price paid by consumers to purchase our content on customers' VOD and PPV platforms. Revenue growth could occur if we launch our services to new cable MSOs or DBS providers, which would primarily occur in international markets; when the number of subscribers for customers where our services are currently distributed increases, assuming the new subscribers are not a result of consumers switching from one provider to the next; when we launch additional services or replace our competitors' services on existing customer cable and DBS platforms; or when our proportional buy rates improve relative to our competitors. Alternatively, our revenue could decline if we were to experience lower consumer buy rates, as has been the case with the continued global economic downturn; if consumers migrate to other forms of low-cost or free adult entertainment such as pay and free internet websites; if our customers pay us a smaller percentage of the consumer retail purchase price; if additional competitive channels are added to our customers' platforms; if our existing customers remove or replace our services on their platform; or if the volume of consumer buys of lower priced content is not significant enough to offset the impact of the lower prices.

        The Transactional TV segment has experienced declining revenue during each of the two fiscal years ended March 31, 2012. We believe that the decline has been due to a combination of factors including a) increased competition from free and low-cost internet websites, and b) a decline in consumer purchases of our content in response to the global economic downturn. Although we are taking steps that we believe will help stabilize the Transactional TV segment's performance as discussed

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

below, it is reasonably possible that competition from internet websites as well as the impact of the continued global economic downturn could cause the Transactional TV segment's revenue to further decline. A further decline in the segment's revenue could have a materially adverse impact on our consolidated financial position and results of operations. Although we believe that competition from internet websites and the global deterioration of the economy has negatively impacted the Transactional TV segment's results, it is not possible for us to precisely quantify or reasonably estimate the financial impact of these developments because the information is unavailable and cannot be reasonably obtained.

        During fiscal year 2012, the Transactional TV segment's performance was unfavorable relative to our expectations due to the above noted impact of increased competition from free and low-cost internet websites as well as a continuation of lower consumer purchases of our content. Based on our assessment of the fiscal year 2012 underperformance and certain other industry factors, we adjusted downward our five year forecast for the segment. These downward adjustments resulted in a goodwill impairment charge for the segment of approximately $3.7 million, and the segment had no further goodwill assets recorded as of March 31, 2012.

        In an effort to address the Transactional segment's declining revenue, we have invested in initiatives to stabilize the segment such as developing new and unique content packages as well as investing in sales and support staff to execute our international growth strategy. We have also focused on maintaining our competitive market position by offering a wide range of high-quality content as well as adjusting our content mix and distributing new content packages. We are also executing a strategy of providing low-cost, short-form content to consumers in an effort to compete more effectively with free and low-cost internet websites. We previously performed market tests on the distribution of lower priced content to estimate whether an increase in customer buys would be sufficient to offset the lower per buy revenue in order to maintain or increase revenue. The results of those tests were favorable, so we began executing the low-priced content strategy. If the increase in customer buys is not sufficient to offset the lower per buy revenue, revenue could further decline resulting in a negative impact on our financial position and results of operations.

        Our growth efforts for the Transactional TV segment continue to focus on increasing the revenue we generate from international markets. We currently distribute content in international markets including North America, Europe, Latin America and Asia. The Transactional TV segment's international revenue during the fiscal years ended March 31, 2012 and 2011 was approximately $6.2 million and $5.8 million, respectively. The large majority of the international revenue within the Transactional TV segment has occurred though the distribution of content to VOD platforms. Although the rate of international revenue growth has been lower than expected, we believe there will be opportunities to improve the international revenue rate of growth in the future primarily through new and expanded distribution in Latin America.

        During fiscal year 2012, the Transactional TV segment incurred higher costs in an effort to improve its domestic and international revenue results. The increase in expenses occurred within various areas of the Transactional TV segment's cost structure including higher transport costs; higher employee costs for sales, programming, and content production; higher facility and maintenance costs from leasing a new facility; and higher depreciation costs for the new facility tenant improvements and other acquired equipment. We expect a continuation of these expenses in future periods in order to support our domestic revenue stabilization and international expansion efforts. If our attempts to increase revenue through these efforts are not successful or occur at a slower pace than expected, the segment could experience a further decline in gross and operating margins.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

        Transactional TV segment revenue during fiscal year 2012 as compared to the prior fiscal year experienced the following trends:

  •
  Domestic VOD revenue, which represented approximately 47%, or $15.9 million, of the Transactional TV segment's total revenue during fiscal year 2012, declined by 8% as compared to the prior year results. We believe the decline in revenue was due to a combination of factors including an increase in the availability of free and low-cost adult internet websites as well as the impact of lower consumer discretionary spending in response to the challenging economic conditions. We are continuing to pursue strategies that we believe will stabilize the decline in domestic VOD revenue including introducing new content packages and lower priced film assets; however, these strategies may be unsuccessful, in which case the trend of declining VOD revenue could continue.

  •
  Domestic PPV revenue, which represented approximately 33%, or $11.2 million, of the Transactional TV segment's total revenue during fiscal year 2012, declined by approximately 9% as compared to the prior year results. We believe the decline in revenue was due to the impact for free and low-cost adult internet websites as well as lower consumer discretionary spending. Domestic PPV revenue also declined due to the impact of increased competition on the second largest DBS platform in the U.S. Our strategies to improve the domestic PPV revenue include the introduction of new PPV channels, the introduction of a new, low-priced film asset channel, and the distribution of new and unique content on existing channels. If these strategies are unsuccessful, the trend of declining PPV revenue could continue.

  •
  International revenue was $6.2 million in fiscal year 2012 and increased approximately 5% as compared to the prior year. Approximately 72% of the international revenue generated in fiscal year 2012 was from the distribution of content to VOD platforms. International revenue was higher primarily as a result of new customer launches, an increase in the quantity of content distributed to existing customers, and a general improvement in our content performance with existing customers. Although the growth in international revenue was positive, the rate of growth was lower than expected primarily due to launches that were later than expected as well as lower than expected buy rates with certain new launches. Despite the challenges, we expect to realize continued growth from international revenue in future periods.

        When considering the future operating results of the Transactional TV segment, we believe the following challenges and risks could adversely impact the segment's future operating results:

  •
  declines in new and existing consumer buys of adult TV services due to a migration to other free and low-cost adult media services such as the internet;

  •
  adverse impacts to our business from a continued decline in discretionary consumer spending as a result of less favorable economic conditions or otherwise;

  •
  slowing growth of the overall adult entertainment category and limited incremental distribution opportunities within the U.S.;

  •
  reductions in opportunities to gain domestic market share due to our competitors' efforts to maintain market share including providing content at lower revenue percentages and in limited cases, free content and channels;

  •
  challenges associated with our continued expansion into international markets and our inexperience with international customers, buy rates, and consumer habits;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

  •
  increased pressure from both domestic and international customers that threaten to remove one or more of our channels or content from their platform if we do not reduce the revenue percentages we receive;

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

        All the above mentioned challenges and risks, and others that we may not have identified, could have a material adverse impact on our business. We are executing initiatives as discussed above in order to mitigate the impact of these risks and challenges. However, not all the risks and challenges can be managed by us because the ultimate outcome will be dependent upon the actions of other parties such as our customers.

        During fiscal year 2013 and future periods, we expect to focus our efforts within the Transactional TV segment on achieving the below objectives:

  •
  continuing our international distribution expansion into new and existing geographic locations;

  •
  improving the value proposition for consumers, such as reducing the retail price of our content to increase buy volume and providing over-the-top services;

  •
  replacing our competitors' PPV channels with our channels on both existing and new customer platforms;

  •
  increasing the proportional VOD hours we receive on existing customer platforms;

  •
  complementing our existing core products with other value-added products and services including subscription VOD and over-the-top services;

  •
  gaining new carriage on emerging consumer electronic platforms such as connected televisions, Blu-ray players, and gaming consoles;

  •
  transitioning cable MSO and DBS providers to less edited content standards; and

  •
  improving the mix of programming.

Film Production Segment

        The Film Production segment has historically derived the majority of its revenue from two principal businesses: (1) the production and distribution of original motion pictures including erotic thrillers and horror movies (collectively, owned content); and (2) the distribution of third party films where we act as a sales agent for the product (collectively, repped content). This segment also

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

periodically provides contract film production services to certain major Hollywood studios (producer-for-hire arrangements).

        We generate revenue by licensing our owned content for a one-time fee to free TV, premium TV and other domestic and international distributors. We also license owned content to domestic and international cable MSO and DBS providers through revenue percentage arrangements that are structured in a similar manner to our Transactional TV segment agreements. The revenue percentages we receive from cable MSO and DBS providers for the Film Production segment content are higher than the revenue percentages we receive for our Transactional TV segment content primarily due to the mainstream nature of the content. However, the retail price for our mainstream content is lower than our Transactional TV segment content, so the per-buy revenue per transaction is often the same as the Transactional TV segment.

        We generate repped revenue through sales agency arrangements whereby we earn a sales commission and marketing fees by selling mainstream films on behalf of film producers. The Film Production segment has established relationships with independent mainstream filmmakers and represents these filmmakers' movies primarily through Lightning Entertainment Group, Inc. We plan to further focus our efforts on obtaining higher quality content in an effort to improve our repped revenue in fiscal year 2013.

        The Film Production segment periodically acts as a contract film producer for major Hollywood studios. Through these producer-for-hire arrangements, we provide services and incur costs associated with the film production. Once the film has been delivered to the customer, we earn a fee for our services. Although we maintain no ownership rights for the produced content, we are responsible for the management and oversight of the production. Historically, we have not produced these movies unless we have an executed agreement with a customer. These services have historically generated a gross margin of between 5% and 20%. However, our historical performance may not be representative of producer-for-hire performance in the future.

        Film Production segment revenue during fiscal year 2012 as compared to the prior fiscal year experienced the following trends:

  •
  Owned content revenue declined primarily because the prior fiscal year included approximately $1.8 million of revenue from the completion of an episodic series with a premium channel customer, and no similar revenue was realized in fiscal year 2012. Revenue was also lower as a result of a $0.3 million decline in VOD revenue, and we believe the decline was due to lower consumer discretionary spending in response to the depressed economic conditions. The declines in revenue were partially offset by higher revenue from an increase in the execution and completion of one-time distribution sales agreements. Although we did not complete an episodic series arrangement in fiscal year 2012, we did produce a series in fiscal year 2012 and had related cash outflows of approximately $1.6 million. We expect to deliver and recognize revenue of approximately $2.3 million from this arrangement in fiscal year 2013.

  •
  Repped content revenue declined primarily due to the execution and completion of fewer distribution sales agreements as compared to the prior fiscal year.

  •
  Producer-for-hire and other revenue declined during fiscal year 2012 because we completed and recognized revenue of approximately $4.0 million from producer-for-hire arrangements during fiscal year 2011, and no similar producer-for-hire revenue was recognized during fiscal year 2012. We do not currently have any executed or anticipated producer-for-hire arrangements for fiscal year 2013, but we may pursue such opportunities in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

        When considering the future operating results of the Film Production segment, we believe the following challenges and risks could adversely impact this segment's operating results:

  •
  declines in one-time owned and repped content distribution sales arrangements due to a reduction in our customers' content budgets or our inability to obtain content that is well received by the market;

  •
  adverse impacts to our business from a continuation of reduced consumer discretionary spending as a result of unfavorable economic conditions;

  •
  declines in new and existing consumer VOD and PPV buys of our erotic owned content due to a migration of customers to free or low-cost adult internet websites;

  •
  the identification and execution of owned content deals with premium movie channels could become less frequent or be eliminated; and

  •
  increased competition to our owned content from more explicit adult film offerings.

        All of the above mentioned challenges and risks, and others that we may not have identified, could have a material adverse impact on our business. We are executing initiatives as discussed herein in order to mitigate the impact of these risks and challenges. However, not all the risks and challenges can be managed by us because the ultimate outcome will be dependent upon the actions of other parties such as our customers.

        During fiscal year 2013 and in future periods, we expect to focus our efforts within the Film Production segment on achieving the below objectives:

  •
  generating incremental mainstream VOD repped content revenue by distributing higher quality films with recognized actors and actresses through domestic cable MSOs;

  •
  generating incremental mainstream repped content revenue by distributing higher quality films to retail markets through our arrangements with mainstream film distributors;

  •
  improving the buy rates of VOD owned content on cable MSO and DBS platforms through the same methods utilized by our Transactional TV segment; and

  •
  executing new owned content episodic series arrangements with premium movie channels.

        During fiscal year 2011, owned content films within the Film Production segment underperformed as compared to our expectations. Additionally, the former Co-Presidents of the segment departed. As a result, we adjusted downward the expected future performance of certain owned content films which resulted in film cost impairment charges of $2.2 million. We also recorded an increase in the allowance for unrecoverable accounts of $0.8 million because certain recoupable costs and producer advances associated with repped content films were not expected to be recovered.

        During fiscal year 2012, certain owned content films underperformed as compared to our expectations. We therefore adjusted downward the expected future performance of those films, which resulted in film cost impairment charges of $0.2 million. We also recorded an increase in the allowance for unrecoverable accounts of $0.6 million because certain recoupable costs and producer advances associated with repped content films obtained prior to fiscal year 2010 were not expected to be recovered. We have a history of impairing film costs and increasing our allowance for unrecoverable accounts, and it is reasonably possible that we will incur further impairments and charges in the future.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

Corporate Administration Segment

        The Corporate Administration segment reflects all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer operating segments. These costs include, but are not limited to, legal expenses, accounting expenses, human resource department costs, insurance expenses, registration and filing fees with NASDAQ, executive employee costs, and costs associated with our public company filings and shareholder communications, which we anticipate will be higher this year due to existing and future litigation as well as our review of strategic alternatives, as previously discussed in this Form 10-K. During fiscal year 2013 and in future periods, we expect to focus our efforts within the Corporate Administrative segment on balancing cost containment with the need for administrative support.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

        Each of these critical accounting policies is described in detail below.

Revenue Recognition

        Our revenue consists primarily of fees earned through the distribution of programming content through various media outlets including PPV channels and VOD categories that are distributed on cable and DBS platforms, premium movie channels, pay and free television channels and other available media outlets. Generally, we recognize revenue when the earnings process is complete as is typically evidenced by an agreement with the customer; services have been rendered or film delivery and acceptance is complete, if applicable; the license period has commenced; and the fee is fixed or determinable and probable of being collected. The process involved in evaluating the appropriateness of revenue recognition involves judgment including estimating monthly revenue based on historical data and determining collectability of fees.

Transactional TV Segment VOD and PPV Services

        The Transactional TV segment's VOD and PPV revenue are recognized based on buys and monthly subscriber counts reported each month by cable MSOs and DBS providers. We earn revenue by receiving a contractual percentage of the retail price paid by consumers of the content. Monthly sales information is not typically reported to the Transactional TV segment until approximately 30 - 90 days after the month of service, which requires us to make monthly revenue estimates for the unreported months based on the Transactional TV segment's historical experience with each customer. The revenue estimates may be subsequently adjusted to reflect the actual amount earned upon receipt of the monthly sales reports. A 10% change in our estimated revenue as of March 31, 2012 would have affected our net loss by approximately $0.3 million in fiscal year 2012.

Film Production Segment Owned Content Licensing

        Revenue from the licensing of owned content is recognized when persuasive evidence of an arrangement exists, as is typically evidenced through an executed contract; the delivery conditions of the completed film have been satisfied as required in the contract; the license period of the arrangement has begun; the fee is fixed or determinable; and collection of the fees is reasonably assured. For agreements that involve the distribution of content through VOD and PPV services and retail markets, we are unable to determine or reasonably estimate the revenue earned from customers in advance of receiving the reported earnings because the performance materially varies by film and from period to period. As a result, licensing revenue from these arrangements is not recognized until the amounts are reported by the customers.

Film Production Segment Repped Content Licensing

        We recognize revenue from represented film licensing activities on a net basis as an agent. The revenue recognized for these transactions represents only the sales agency fee earned on the total content licensing fee. The producers' share of the licensing fee is recorded as a liability within the producers payable account until the balance is remitted to the producer. For agreements that involve the distribution of content through VOD and PPV services and retail markets, we are unable to determine or reasonably estimate the revenue earned from customers in advance of receiving the reported earnings because the performance materially varies by film and from period to period. As a result, licensing revenue from these arrangements is not recognized until the amounts are reported by the customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

Income Taxes

        We make certain estimates and judgments in determining the income tax benefit. These estimates and judgments are used in the determination of tax credits, benefits and deductions, uncertain tax positions, and the calculation of certain tax assets and liabilities which are a result of differences in the timing of the recognition of revenue and expense for tax and financial statement purposes. We also use estimates and judgments in determining interest and penalties on uncertain tax positions. Significant changes to these estimates could result in a material change to the income tax benefit in subsequent periods.

        We are required to evaluate the likelihood that we will be able to recover deferred tax assets, which requires us to make certain estimates and judgments. We establish valuation allowances when, based on an evaluation of available evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. This evidence may include, but is not limited to, our historical operating results, the nature of the deferred tax assets, and our projected future operating results. During the first quarter of fiscal year 2012, we determined that it was more likely than not that deferred tax assets associated with certain capital losses would not be realized and recorded a valuation allowance of $0.1 million for the full capital loss deferred tax asset. The valuation allowance resulted in an increase in our income tax expense of $0.1 million during the first quarter of fiscal year 2012. We have no other material deferred tax asset valuation allowances and estimate that all other deferred tax assets will be recoverable. If these estimates were to change and the assessment indicated we would be unable to recover certain deferred tax assets, we would increase the income tax expense in the period of the change in estimate.

        Our income tax assessment involves dealing with uncertainties in the application of tax regulations. We account for uncertain tax positions using a two-step approach to recognizing and measuring uncertain tax position liabilities. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This process is based on various factors including, but not limited to, changes in facts and circumstances, changes in tax law, settlement of issues under audit, and new audit activity. Changes to these factors and estimates regarding these factors could result in the recognition of an income tax benefit or an additional charge to the income tax expense.

        In connection with the completion of our fiscal year 2012 annual reporting, we identified overstatement errors in income tax expense incurred in fiscal years prior to the fiscal year ended March 31, 2011 totaling $587,000. We assessed the impact of these errors on prior annual and interim

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

periods. Based on this assessment, we concluded that the errors did not result in a material misstatement of prior periods, but the correction of the cumulative impact in the fiscal year ended March 31, 2012 would be material. To correct these errors relating to the prior year provision for income taxes, we therefore reduced accumulated deficit as of April 1, 2010 by $587,000 and recorded corresponding revisions to the fiscal year ended March 31, 2011 deferred tax balances to correct the errors as described above.

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

Fiscal Year 2012 Film Cost Impairments

        During fiscal year 2012, we adjusted downward the estimated future revenue for several films primarily due to further deterioration in the Western European film markets. As a result, we performed further assessments on the films and determined the fair value of the films was less than the unamortized cost of the films, and the differences were recorded as impairment charges. The impairment charges were recorded in the charge for asset impairments other than goodwill within the Film Production segment. The fair value of the films was estimated by discounting the films' expected future cash flow by the weighted average cost of capital. The weighted average cost of capital was determined by considering comparable companies and their cost of equity, cost of debt, capital

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

structure, and other risk factors specific to the segment. A 10% change in the estimated future cash flows of the impaired films would have immaterially affected our net loss in fiscal year 2012. A 10% change in the weighted average cost of capital would also have immaterially affected our net loss in fiscal year 2012.

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

        Recoupable costs and producer advances are stated at the amounts contractually recoverable through collection of future license fees, net of an allowance for unrecoverable accounts. The allowance for unrecoverable accounts reflects any loss anticipated from unrecovered recoupable costs and producer advances. Charges to adjust the allowance for unrecoverable accounts are reflected as a component of operating expenses in the consolidated statements of operations. We evaluate recoupable costs and producer advances on an individual film-by-film basis each quarter based on a number of factors including our historical experience with charges to the allowance, estimates of future license fee collections, estimates of future recoupable costs to be incurred, and the condition of the general economy and film industry as a whole. A 10% change in the allowance for unrecoverable accounts as of March 31, 2012 would have affected our net loss by approximately $0.2 million in fiscal year 2012.

Content and Distribution Rights

        The Transactional TV segment's content and distribution rights library primarily consists of licensed films. We capitalize the costs associated with the content and distribution rights as well as certain editing and production costs and amortize these capitalized costs on a straight-line basis over the lesser of the license term or estimated useful life (generally 5 years). The licenses typically provide for unlimited showings of the films as well as the right to extract scenes from the movie and use those scenes to construct new, unique films with scenes from various other licensed films. The content and distribution rights costs are amortized on a straight-line basis over the related license period or estimated useful life because the estimated number of showings cannot be reasonably determined and we expect that the films will generally generate revenue ratably over the related license term.

        We periodically review the content library and assess whether our forecasts as it relates to the library's usefulness should be revised downward. In the event that we revise the forecasts downward, it may also be necessary to write down the unamortized cost of the film library to its estimated net realizable value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Fiscal Year 2012 Goodwill Impairment Testing

        We performed annual goodwill impairment testing for the Transactional TV segment as of March 31, 2012 using the income and market valuation approaches. The projected results used in the income valuation approach included estimates of revenue, cost of sales, operating expenses, content acquisitions, capital expenditures and other related cash flows and activities over a five year future period, and the cash flows were discounted by a risk adjusted discount rate. The market valuation approach required us to estimate and consider market multiples for companies considered to be comparable to ours and although there was a lack of comparable public companies to consider for the market valuation approach, we believe the comparable companies considered are reasonably similar to our operations. The income valuation approach was more heavily weighted than the market valuation approach because (a) there was a lack of comparable public companies to consider for the market valuation approach, and (b) the income valuation approach was more representative of our unique operating performance characteristics relative to the comparable companies considered in the market valuation approach.

        We assumed an average annual growth rate of 2% for revenue based on both company-specific and general economic risk, and we used a weighted average cost of capital of 23% for the risk adjusted discount rate. The weighted average cost of capital was determined by considering comparable companies and their cost of equity, cost of debt, capital structure, and other risk factors specific to the segment. Based on the testing, the carrying value of the Transactional TV segment exceeded the fair value by approximately 50%. A 1% change in the growth rate would cause the percentage by which the segment's carrying value exceeded the fair value to change by approximately 60 basis points. A 1% change in the weighted average cost of capital would cause the percentage by which the segment's carrying value exceeded the fair value to change by approximately 300 basis points.

        Our market capitalization was less than the total New Frontier Media, Inc. shareholders' equity balance as of March 31, 2012, which we believe was due to our historical performance. As an overall test of the reasonableness of the estimated fair value of the reporting units and consolidated Company, a reconciliation of the fair value estimates for the reporting units to our market capitalization based on the 30-day average closing price of our stock was also performed as of March 31, 2012. The reconciliation reflected an implied control premium of 35%, which we believe is reflective of historical merger and acquisition transactions involving comparable companies as well as other relevant information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

RESULTS OF OPERATIONS

Transactional TV Segment

        The following table sets forth certain financial information for the Transactional TV segment for each of the fiscal years presented (amounts may not sum due to rounding):

	(In millions) Year Ended March 31,
			Percent Change
	2012(1)	2011
Net revenue
VOD	$20.3	$21.7	(6)%
PPV	13.0	13.6	(4)%
Other revenue	0.8	0.5	60%

Total	34.0	35.9	(5)%

Cost of sales	14.3	12.8	12%

Gross profit	19.7	23.1	(15)%

Gross profit %	58%	64%

Operating expenses	17.1	12.1	41%

Operating income	$2.6	$10.9	(76)%

(1)
The fiscal year 2012 operating expenses included a $3.7 million goodwill impairment charge. This item is discussed in more detail below.

Net Revenue

VOD

        Domestic VOD revenue declined during fiscal year 2012 as compared to fiscal year 2011 by approximately $1.3 million. We believe the increase in availability of free and low-cost adult internet websites in combination with the continued global economic downturn has caused consumers to view adult content through free and low-cost internet providers rather than through our VOD television services. We also believe that consumers that have historically viewed our content are reducing their discretionary spending and are generally purchasing less adult programming due to the relatively high cost of our content compared to other media entertainment options. International VOD revenue also declined slightly by $0.1 million, and we believe this decline was also due to the same above noted causes of the domestic VOD revenue decline as well as the impact of increased competition on certain customer platforms. If the above noted conditions persist or worsen, our VOD performance could be materially adversely impacted in the future.

PPV

        Domestic PPV revenue declined by approximately $1.1 million in fiscal year 2012 as compared to fiscal year 2011, and we believe the decline is primarily due to the impact of competition from free and low-cost adult internet websites as well as the continued global economic downturn as described in more detail above within the VOD revenue discussion. Partially offsetting the decline in domestic revenue was a $0.4 million increase in international PPV revenue from new customer launches and

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

improved content performance with our Latin America customers. If the above noted domestic PPV conditions persist or worsen, our PPV performance could be materially adversely impacted in the future.

Other Revenue

        Other revenue primarily includes revenue from advertising on our PPV channels and from content distribution fees. The increase in other revenue during fiscal year 2012 as compared to fiscal year 2011 was primarily due to an increase in content distribution fees associated with an increase in the volume of content distributed.

Cost of Sales

        Our cost of sales primarily consists of expenses associated with our digital broadcast infrastructure; satellite uplinking; satellite transponder leases; programming acquisition and monitoring activities; content transport services; amortization of content and distribution rights; depreciation of property and equipment; and related employee costs.

        Cost of sales increased during fiscal year 2012 as compared to fiscal year 2011 primarily due to (a) a $0.5 million increase in costs incurred in connection with a one-time assumption of certain customer transport costs, (b) a $0.6 million increase in transport costs from our distribution of new domestic content packages and high-definition content in an effort to improve domestic revenue, and (c) a $0.3 million increase in employee costs necessary to support the increase in content output.

Operating Expenses and Operating Income

        Operating expenses increased during fiscal year 2012 as compared to fiscal year 2011 primarily due to (a) a $3.7 million goodwill impairment charge that is discussed in more detail below, (b) a $0.6 million increase in employee and related costs because an executive employee was reassigned from the Corporate Administration segment to the Transactional TV segment in order to lead the international sales efforts in Europe, (c) a $0.5 million increase in costs primarily from accelerating depreciation expenses for certain tenant improvement assets associated with our former facilities and new facility, (d) a $0.6 million increase in employee and related costs incurred in connection with our international sales efforts as well as our development of new content packages, (e) a $0.7 million increase in facility and equipment maintenance expenses from our move to a new facility during the fiscal year, and (f) a $0.2 million increase in travel and tradeshow costs associated with efforts to expand international sales. The increase in expenses was partially offset by (a) a $0.7 million reduction in promotion and advertising expenses because we attended fewer promotional events during the fiscal year, (b) a $0.4 million decrease in outside services expenses because we discontinued the use of outside sales consultants that were assisting with our Latin America sales efforts, and (c) a $0.2 million decline in content and distribution rights impairment charges as compared to the prior fiscal year. Operating income for fiscal year 2012 was $2.6 million as compared to $10.9 million in fiscal year 2011.

Goodwill Impairment Charges

        As part of our fiscal year end procedures, we performed a goodwill impairment analysis as of March 31, 2012 on the Transactional TV segment. We engaged an independent firm to assist us in performing the impairment test and considered the income and market valuation approaches in determining the estimated fair value of the segment. Using these methods, we determined that the estimated fair value of the Transactional TV segment was less than its carrying value as of March 31,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

2012. We then performed additional analysis to estimate the implied fair value of goodwill by first allocating the estimated fair value of the segment to the tangible and identifiable intangible assets and liabilities of the operating segment. The excess of the estimated fair value over the amounts assigned to the assets and liabilities is the implied fair value of goodwill. Based on this analysis, we recorded a goodwill impairment charge in the fourth quarter of fiscal year 2012 of $3.7 million to reduce the segment's goodwill from $3.7 million to the implied fair value of goodwill of zero. During fiscal year 2012, the Transactional TV segment's performance was unfavorable relative to our expectations due to the above noted impact of increased competition from free and low-cost internet websites as well as a continuation of lower consumer purchases of our content due to the continued global economic downturn. Based on our assessment of the fiscal year 2012 underperformance and certain other industry factors, we adjusted downward our five year forecast for the segment. These downward adjustments resulted in the goodwill impairment charge for the segment.

Operating Lease for New Facility

        During the second quarter of fiscal year 2012, we substantially completed our move to a new 48,500 square foot facility. The leased facility is primarily used by the Transactional TV, Direct-to-Consumer and Corporate Administration segments, and the new facility replaced our separate digital broadcast and corporate facilities. The initial term of the related operating lease agreement expires in January 2022 and provides for options to extend the term of the lease if agreed upon by the landlord and us. In connection with our leasing of the new facility, we reduced the remaining estimated useful lives of certain tenant improvements related to our formerly leased corporate and digital broadcast facilities to reflect the intended vacating of the facilities prior to the conclusion of the original lease agreements. As a result of the accelerated depreciation and other factors, we incurred an increase in depreciation operating expenses of approximately $0.5 million in fiscal year 2012. We do not expect to incur any additional accelerated depreciation expenses in fiscal year 2013; however, we do expect to incur additional depreciation expenses associated with tenant improvements made to our new facility. As a result, we do not expect to incur any material changes in our facility depreciation expenses in fiscal year 2013. We also incurred an increase in facility and equipment maintenance expenses from our move to a new facility in fiscal year 2012 of approximately $0.7 million. Approximately $0.3 million of the increase in facility and equipment maintenance costs related to rent expenses incurred on both our former and new facility during our relocation to the new facility. The payment of dual rent during the relocation is not expected to occur in future periods. See the Cash Flows from Investing Activities of Continuing Operations discussion within the Liquidity and Capital Resources section of the MD&A for additional information on the cash flow impact from the new facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Film Production Segment

        The following table sets forth certain financial information for the Film Production segment for each of the fiscal years presented (amounts in table may not sum due to rounding):

	(In millions) Year Ended March 31,
			Percent Change
	2012(1)	2011(2)
Net revenue
Owned content	$3.1	$4.9	(37)%
Repped content	2.4	2.8	(14)%
Producer-for-hire and other revenue	0.5	4.2	(88)%

Total	6.1	12.0	(49)%

Cost of sales	2.0	6.4	(69)%

Gross profit	4.1	5.6	(27)%

Gross profit %	67%	47%

Operating expenses	3.6	7.1	(49)%

Operating income (loss)	$0.5	$(1.5)	#

(1)
The fiscal year 2012 operating expenses included $0.2 million in film cost impairment charges and charges to increase the allowance for unrecoverable accounts of $0.6 million. These items are discussed in more detail below.

(2)
The fiscal year 2011 operating expenses included $2.2 million in film cost impairment charges and charges to increase the allowance for unrecoverable accounts of $0.8 million. These items are discussed in more detail below.

#
Represents an increase or decrease in excess of 100%.

Net Revenue

Owned Content

        Revenue declined during fiscal year 2012 because the same prior year period included approximately $1.8 million of revenue from the completion of our fourth installment of an episodic series with a premium channel customer, and no similar revenue was realized in fiscal year 2012. Revenue was also lower as a result of a $0.3 million decline in VOD revenue, and we believe the decline was due to depressed economic conditions. The declines in revenue were partially offset by higher revenue from an increase in the execution and completion of one-time distribution sales agreements.

Repped Content

        Repped content revenue includes revenue from the licensing of films that we represent (but do not own) under domestic and international sales agency relationships with various film producers. Repped content revenue declined during fiscal year 2012 primarily due to the execution of fewer distribution sales agreements as compared to the prior fiscal year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Producer-for-hire and Other Revenue

        Producer-for-hire and other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors. Producer-for-hire and other revenue declined during fiscal year 2012 as compared to fiscal year 2011 because we completed and recognized revenue of approximately $4.0 million from producer-for-hire arrangements during fiscal year 2011, and no similar producer-for-hire revenue was recognized during fiscal year 2012.

Cost of Sales

        Cost of sales is primarily comprised of the amortization of owned content film costs as well as delivery and distribution costs related to that content. These expenses also include costs incurred to provide producer-for-hire services. Cost of sales declined during fiscal year 2012 as compared to fiscal year 2011 because the same prior year periods included production costs incurred in connection with the completion of producer-for-hire arrangements of approximately $3.7 million, and no similar production costs were incurred during fiscal year 2012. Cost of sales also declined by approximately $1.1 million due to lower film cost amortization consistent with the decline in owned content revenue. The decline in costs was partially offset by an increase in expenses primarily incurred in connection with the provision of production consulting services.

Operating Expenses and Operating Income (Loss)

        Operating expenses decreased during fiscal year 2012 as compared to fiscal year 2011 due to (a) a $1.0 million decline in employee costs primarily associated with the departure of the segment's Co-Presidents and other employees during the second half of fiscal year 2011, (b) a $0.6 million decline due to lower other identifiable intangible assets amortization because certain intangible assets became fully amortized during the fourth quarter of fiscal year 2011, (c) a $2.0 million decline in film cost impairment expenses because fiscal year 2012 included $0.2 million in charges whereas fiscal year 2011 included $2.2 million in charges as discussed in more detail below, and (d) a $0.2 million decline in charges to increase the allowance for unrecoverable accounts, which reserves for recoupable costs and producer advances that are not expected to be recovered; fiscal year 2012 included $0.6 million in charges whereas fiscal year 2011 included $0.8 million in charges. The fiscal year 2012 charge to increase the allowance for unrecoverable accounts was due to the underperformance of certain repped content films that were originally licensed in fiscal year 2010. The increase in costs was partially offset by a decrease in expenses primarily due to lower strategic consulting costs. The Film Production segment incurred operating income of $0.5 million in fiscal year 2012 as compared to an operating loss of $1.5 million in fiscal year 2011.

Film Cost Impairment Charges

        During fiscal year 2012, we recorded impairment expenses of approximately $0.2 million associated with certain owned content films. We adjusted downward the future performance of certain films primarily due to the further deterioration in the Western European film production markets. As a result, we performed further assessments on the films and determined the fair value of the films was less than the unamortized cost of the films, and the differences were recorded as impairment charges. The impairment charges were recorded in the charge for asset impairments other than goodwill within the Film Production segment. The fair value of the films was estimated by discounting the films' expected future cash flow by the weighted average cost of capital.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

        During fiscal year 2011, we recorded impairment expenses of approximately $2.2 million associated with certain owned content films. We adjusted downward the expected performance for certain films based on a continuation of underperformance as compared to expectations as well as the recent departure of the segment's Co-Presidents. As a result, we performed further assessments on the films and determined the fair value of the films was less than the unamortized cost of the films, and the differences were recorded as impairment charges. The impairment charges were recorded in the charge for asset impairments other than goodwill within the Film Production segment. The fair value of the films was estimated by discounting the films' expected future cash flow by the weighted average cost of capital.

Direct-to-Consumer Segment

        The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the fiscal years presented (amounts in table may not sum due to rounding):

	(In millions) Year Ended March 31,
			Percent Change
	2012	2011
Net revenue	$0.7	$0.8	(13)%

Cost of sales	0.8	1.2	(33)%

Gross loss	(0.1)	(0.4)	75%

Operating expenses	0.4	0.7	(43)%

Operating loss	$(0.5)	$(1.1)	55%

Net Revenue

        We believe the decline in net revenue during fiscal year 2012 as compared to the prior fiscal year was primarily due to the continued global economic downturn and a related reduction in consumer spending.

Cost of Sales

        Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content amortization, depreciation of property and equipment and related employee costs. Costs of sales declined in fiscal year 2012 as compared to the prior fiscal year primarily due to the impact of cost reduction efforts.

Operating Expenses and Operating Loss

        Operating expenses declined in fiscal year 2012 as compared to fiscal year 2011 due to cost reduction efforts. Employee, legal, and bad debt expenses each declined by approximately $0.1 million during fiscal year 2012. The Direct-to-Consumer segment incurred operating losses of $0.5 million and $1.1 million during the fiscal years ended March 31, 2012 and 2011, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Corporate Administration

        The following table sets forth certain financial information for the Corporate Administration segment for each of the fiscal years presented:

	(In millions) Year Ended March 31,
			Percent Change
	2012	2011
Operating expenses	$7.3	$9.5	(23)%

        Corporate Administration segment expenses declined during fiscal year 2012 as compared to fiscal year 2011 due to (a) a $0.6 million decrease in employee and related costs because an executive employee was reassigned to the Transactional TV segment's international sales force in Europe, and his costs are now reflected in that segment; (b) a $0.8 million net decrease because our President resigned in August 2011, resulting in a decrease in employee and related costs; (c) a $0.4 million decrease in executive officer bonuses; and (d) a $0.4 million decline in legal costs from fewer ordinary course litigation matters.

        As discussed elsewhere in this Form 10-K, we received several unsolicited indications of interest with respect to the acquisition of all of our outstanding shares of common stock during fiscal year 2012 and thereafter. In connection with such indications of interest, our board of directors formed the Special Committee to conduct a review of the acquisition proposals that had been received as well as other strategic alternatives that may be available to the Company. The review by the Special Committee is ongoing and the Special Committee has engaged legal and financial advisors to assist them in this review. We cannot reasonably estimate the future costs associated with this process including, but not limited to, additional expenses for Special Committee fees, legal and financial advisor fees, expenses incurred in connection with related legal proceedings, and other related expenses. However, we do expect to experience an increase in the Corporate Administration segment expenses in fiscal year 2013 associated with these developments.

Other Income and Income Tax Benefit

Other Income

        The following table sets forth certain financial information for other income for each of the fiscal years presented:

	(In millions) Year Ended March 31,
			Percent Change
	2012	2011
Other income	$0.0	$0.1	#

#
Represents an increase or decrease in excess of 100%.

        Amounts included in other income primarily relate to net amounts from interest expense on our line of credit borrowings; interest expense on our uncertain tax positions; and interest income from our cash and cash equivalents. Other income amounts in fiscal year 2012 were generally consistent with the amounts reported in fiscal year 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Income Tax Benefit

        The following table sets forth certain financial information for the income tax benefit for each of the fiscal years presented:

	(In millions) Year Ended March 31,
			Percent Change
	2012	2011
Income tax benefit	$1.2	$0.3	#

#
Represents an increase or decrease in excess of 100%.

        During the first quarter of fiscal year 2012, we abandoned our majority ownership in an entity that was established to develop new channel services. As a result, we incurred a capital loss for income tax purposes and recorded a corresponding long-term deferred tax asset to reflect the net tax effect of the temporary difference between the carrying amount of the asset for financial reporting purposes and income tax purposes. We also established a valuation allowance of approximately $0.1 million based on an evaluation of objective evidence and our estimate that none of the deferred tax asset would be realized in the future. The establishment of the valuation allowance was reflected as a $0.1 million increase in the income tax expense during fiscal year 2012. During the third quarter of fiscal year 2012, the statute of limitations expired on approximately $0.1 million of uncertain tax position liabilities. As a result, we recorded a $0.1 million reduction in our income tax expenses. Additionally, we increased our income tax expense during fiscal year 2012 by approximately $0.2 million in connection with differences between certain estimates used for our tax provision expense for financial reporting purposes and the actual amounts used for income tax return purposes. No other unusual discrete items had a material impact on our tax rate during fiscal year 2012.

        During the third quarter of fiscal year 2011, the statute of limitations expired on approximately $0.2 million of uncertain tax position liabilities. As a result, we recorded a reduction in our income tax expense of $0.2 million. Additionally, we increased our income tax expense during fiscal year 2011 by approximately $0.1 million in connection with differences between certain estimates used for our tax provision expense for financial reporting purposes and the actual amounts used for income tax return purposes. No other unusual discrete items had a material impact on our tax rate during fiscal year 2011.

        See Note 9—Income Taxes within the Notes to Consolidated Financial Statements for additional information on our income taxes.

LIQUIDITY AND CAPITAL RESOURCES

        Our current priorities for the use of our cash and cash equivalents are:

  •
  investments in processes intended to improve the quality and marketability of our products;

  •
  funding our operating and capital requirements; and

  •
  funding, from time to time, opportunities to enhance shareholder value, whether in the form of repurchases of shares of our common stock, cash dividends or other strategic transactions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

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

        In summary, our cash flows from continuing operations were as follows:

	(In millions) Year Ended March 31,
	2012	2011
Net cash provided by operating activities of continuing operations	$2.4	$7.6
Net cash used in investing activities of continuing operations	(4.1)	(5.0)
Net cash used in financing activities of continuing operations	(4.0)	(1.0)

Cash Flows from Operating Activities of Continuing Operations

        Cash provided by operating activities of continuing operations during fiscal year 2012 as compared to fiscal year 2011 was primarily impacted by the following:

  •
  a decrease in cash flows from lower operating income (excluding the impact of goodwill and asset impairment charges) primarily associated with the Transactional TV segment's performance;

  •
  a decrease in cash flows because the fiscal year 2011 results benefited from cash inflows associated with the completion of producer-for-hire and episodic series arrangements, and no similar cash inflows occurred in fiscal year 2012;

  •
  a $1.6 million comparable decrease in cash flows due to cash outflows for film costs primarily related to an episodic series that is expected to be delivered in fiscal year 2013; and

  •
  a $3.8 million comparable increase in cash flows as reflected in the change in other assets and liabilities accounts primarily from payments received from the landlord of our new corporate facility associated with a tenant improvement allowance and certain unsettled customer receipts.

        During fiscal year 2012, we executed an agreement to produce and deliver a 13 episode series for a premium movie channel customer. We had cash outflows from the production of approximately $1.6 million during fiscal year 2012, and we do not expect to incur additional meaningful cash outflows for the production in the future. We also expect to recognize revenue and collect approximately $2.3 million from the production during fiscal year 2013.

        Cash from operating activities during fiscal year 2012 was significantly higher as compared to the related operating loss incurred primarily as a result of non-cash goodwill, asset impairment and other charges as well as cash disbursements incurred for a Film Production segment episodic series production. Cash provided by operating activities of continuing operations during fiscal year 2011 was significantly higher as compared to the related operating loss incurred due to the impact of non-cash asset impairment and other charges as well as the collection of cash from the completion of an episodic series production and producer-for-hire services. The production cash outflows for these arrangements occurred in the prior fiscal year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

Cash Flows from Investing Activities of Continuing Operations

        Cash from investing activities of continuing operations during fiscal year 2012 included $4.0 million of cash used to purchase property and equipment. Approximately $2.5 million of the cash outflows related to building improvements incurred for a new leased facility, and approximately $0.8 million of the cash outflows related to equipment purchased in connection with our move to the new leased facility. We do not expect to incur additional cash outflows for the new leased facility. We also purchased approximately $0.7 million in equipment associated with our general technology infrastructure.

        Cash from investing activities of continuing operations during fiscal year 2011 included $5.0 million of cash used to purchase property and equipment. Approximately $1.3 million of the cash outflows relate to building improvements incurred for our new leased facility. The remaining cash outflows for property and equipment were incurred primarily to purchase storage, transponder receiver, and other broadcast and distribution equipment. The storage and other broadcast and distribution equipment was purchased to support the Transactional TV segment's international growth and expanded domestic content distribution. The transponder receiver equipment was purchased to supplement a change in the Transactional TV segment's transponder services, which was incurred in an effort to stabilize or reduce domestic transponder costs in the future.

Cash Flows from Financing Activities of Continuing Operations

        Net cash used in financing activities of continuing operations during fiscal year 2012 consisted of $3.5 million of cash used to repurchase approximately 3.0 million shares of common stock at an average purchase price of $1.17 per share, $0.4 million of cash used to reduce the outstanding principal of our line of credit, and $0.1 million in payments for long-term seller financing related to our purchase of a patent.

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

Stock Repurchase

        In August 2009, we announced that our board of directors adopted a stock repurchase program. Under the program, we could repurchase with available cash and cash from operations up to 1.0 million shares of our outstanding common stock, from time to time through open market or privately negotiated transactions, as market and business conditions permitted. The program was scheduled to expire in March 2012. During the fiscal years ended March 31, 2011 and 2010, we repurchased approximately 0.2 million shares and 0.1 million shares of common stock, respectively, under the stock repurchase plan for total purchase prices of approximately $0.4 million and $0.1 million, respectively. During the three month period ended September 30, 2011, we substantially completed the stock repurchase program by acquiring approximately 0.7 million shares of common stock for a total purchase price of approximately $0.9 million.

        In October 2011, our board of directors authorized an extension of the August 2009 stock repurchase program. The extension allowed for an additional repurchase of up to 0.8 million shares of common stock, in an amount not to exceed in aggregate $1.0 million, exclusive of any fees, commissions or other expenses related to such repurchases. The program was scheduled to expire on

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

March 31, 2014, if not completed sooner. During the three month period ended December 31, 2011, we repurchased approximately 0.2 million shares of common stock under the extended stock repurchase program for a total purchase price of approximately $0.3 million. In December 2011, the board of directors also authorized an individual repurchase of approximately 2.1 million shares of common stock through an open market transaction. The total purchase price of the shares was approximately $2.4 million, and the stock repurchase program that was extended in October 2011 was concluded as a result of the transaction.

Borrowing Arrangements

        On December 13, 2011, we extended our $5.0 million line of credit dated December 15, 2010. We renewed the line of credit through December 15, 2012. The line of credit is secured by certain accounts receivable assets and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit and is being amortized over the life of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts receivable assets securing the line of credit or $5.0 million, and the maximum borrowing base as of March 31, 2012 was $4.7 million. The average outstanding line of credit principal balance for fiscal year 2012 was $0.1 million, and the average outstanding line of credit principal balance for fiscal year 2011 was $1.0 million. The interest rate on our line of credit during fiscal year 2012 was 5.75%.

        The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring, without consent, any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients. The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of March 31, 2012, our outstanding principal balance under the line of credit was $0.1 million, and we were in compliance with the related covenants.

        Historically, we have made borrowings under the line of credit to ensure we maintained a high level of liquidity through the continued global economic downturn and to ensure the funds were available if needed. Although we borrowed funds under the line of credit to strengthen our liquidity, we have maintained cash and cash equivalent balances and generated positive cash flows from operations that are more than sufficient to support our working capital and capital expenditure needs. We do not currently have plans to make significant strategic investments; however, we believe the availability of funds through the line of credit provides us with additional flexibility when considering strategic investments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

        The following table reflects our contractual cash obligations as of March 31, 2012 for each of the fiscal year time periods specified (amounts may not sum due to rounding):

	Payments Due by Period (In millions):
Contractual Obligations	Total	2013	2014 - 2015	2016 - 2017	2018 and thereafter
Operating lease obligations	$13.9	$2.0	$3.7	$2.7	$5.5
Vendor obligations	10.6	4.2	3.8	2.0	0.5
Line of credit	0.1	0.1	—	—	—
Interest payments	0.0	0.0	—	—	—
Employment contract obligations	6.3	3.3	3.0	—	—

Total	$30.9	$9.6	$10.5	$4.7	$6.0

        During the first quarter of fiscal year 2013, we entered into an extended non-cancellable employment contracts with certain key employees. These employment contracts expire through April 4, 2014. The impact of the execution and extension of the employment contracts was an increase in our commitments under the obligations of approximately $1.7 million and $0.4 million during the fiscal years ending March 31, 2013 and 2014, respectively. Additionally, we terminated an employment contract of a key employee in May 2012, which resulted in a decrease in our commitments under the obligations of approximately $0.2 million for each of the fiscal years ending March 31, 2013 and 2014. During the first quarter of fiscal year 2013, we also entered into an operating lease and vendor obligations through April 2012 and May 2013, respectively. The impact of the operating lease was an immaterial increase to our commitments under the obligations for the fiscal year ending March 31, 2013. The impact of the vendor obligations was an increase to our commitments under the obligations of approximately $1.4 million and $0.1 million for the fiscal years ending March 31, 2013 and 2014, respectively.

        For the purposes of this table, contractual obligations are defined as agreements that are enforceable and legally binding and that specify all significant terms, such as fixed or minimum services to be purchased and the approximate timing of the transaction. Obligations to acquire specified quantities of movie license rights that are subject to the delivery of the related movies are included in vendor obligations because we estimate that the movies will be delivered in the specified time periods based on historical experience with the movie studios. Operating lease obligations also include estimated payments to landlords for real estate taxes, common area maintenance and related payments and are based on historical payments and estimated future payments. Interest payments include anticipated interest obligations on our $0.1 million of outstanding principal from our line of credit and assume the amounts will remain outstanding through the remaining term of the line of credit, December 15, 2012, at an interest rate of 5.75%.

        We maintain non-cancelable leases for office space and equipment under various operating leases. The leases for office space expire through January 2022 and contain annual escalation clauses. Our Transactional TV segment has entered into direct lease agreements that expire through October 2013 with an unrelated party for the use of transponders to broadcast its channels on satellites. We expect to have continued access to transponders subsequent to the expiration of the current leases. In some instances, we are subject to arbitrary refusal of the transponder service by the service provider if that service provider determines that the content being transmitted by us is harmful to the service provider's name or business. Any such service disruption would substantially and adversely affect our financial position and results of operations. We also bear the risk that the access of their networks to transponders may be restricted or denied if a governmental authority commences an investigation

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (Continued)

concerning the content of the transmissions. Additionally, cable operators may be reluctant to carry less edited or partially edited adult programming on their systems. If any of the above scenarios occurred, it could adversely affect our financial position and results of operations. We had no equipment under capital lease as of March 31, 2012 or 2011.

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

Other Contingencies

Uncertain Tax Positions

        During fiscal year 2012, the statute of limitations expired on approximately $0.1 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in long-term taxes payable and a reduction in our income tax expense. The reduction in the uncertain tax position balance also resulted in the reversal of approximately $14,000 in interest expense. The aggregate change in the uncertain tax position balance during fiscal year 2012 was as follows (in thousands):

Beginning balance as of April 1, 2011	$118
Reversal of prior period tax position from expiration of statute of limitations	(118)

Ending balance as of March 31, 2012	$—

        During fiscal year 2011, the statute of limitations expired on approximately $0.2 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in long-term taxes payable and a reduction in income tax expense. The reduction in the uncertain tax position balance also resulted in the reversal of approximately $35,000 in interest expense.

        We file U.S. federal, state and foreign income tax returns. During fiscal year 2012, the IRS initiated an audit of our fiscal year 2010 tax returns. We cannot currently make an estimation of the possible outcome from the audit. With few exceptions, we are no longer subject to examination of our federal income tax returns for years prior to fiscal year 2009, and we are no longer subject to examination of our state income tax returns for years prior to fiscal year 2008.

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

        Interest Rate Sensitivity.    Changes in interest rates could impact our anticipated interest income on cash and cash equivalents. An adverse change in interest rates in effect as of March 31, 2012 would not have a material impact on our interest income or cash flows.

        Changes in interest rates could also impact the amount of interest we pay on borrowings under our line of credit. A 10% adverse change in the interest rates on borrowings under our line of credit would not have a material impact on our interest expense or cash flows.

        Foreign Currency Exchange Risk.    We do not have material foreign currency exposure.

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

        Based on management's evaluation (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)), are not effective as described below within the Management Report on Internal Control over Financial Reporting to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

        Management assessed our internal control over financial reporting as of March 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

        Based on the assessment, including the material weakness discussed below, management has concluded that our internal control over financial reporting was not effective as of March 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management's assessment with the audit committee of our board of directors.

        In connection with the fiscal year ended March 31, 2012 evaluation of disclosure controls and procedures, management concluded it had a material weakness related to the accounting for our provision for income taxes and specifically, an absence of sufficient reconciliation processes to substantiate our current and deferred tax balances. As a result of this material weakness, we identified overstatement errors in income tax expense incurred in fiscal years prior to the fiscal year ended March 31, 2011 totaling $587,000. We assessed the impact of these errors on prior annual and interim periods. Based on this assessment, we concluded that the errors did not result in a material misstatement of prior periods, but the correction of the cumulative impact in the fiscal year ended March 31, 2012 would be material. To correct these errors relating to the prior year provision for income taxes, we therefore reduced accumulated deficit as of April 1, 2010 by $587,000 and recorded corresponding revisions to the fiscal year ended March 31, 2011 deferred tax balances.

        A material weakness is a deficiency, or combination of deficiencies, that result in a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. While the identified material weakness did not result in a material misstatement to our consolidated financial statements, these deficiencies could, if not remediated, result in a material misstatement of future consolidated financial statements.

Changes in Internal Control over Financial Reporting

        The material weakness noted above was identified subsequent to our fiscal year ended March 31, 2012; therefore, there were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        In order to remediate the material weakness in our financial reporting, we have implemented additional controls and procedures subsequent to the fiscal year ended March 31, 2012 over our accounting for the provision for income taxes. The additional review procedures include, but are not limited to, performing additional reconciliation procedures to ensure deferred tax balances have been properly recorded, and routinely evaluating the performance and necessity of services from third party tax accounting specialists.

        Our remediation plan has been implemented; however, the above material weakness will not be considered remediated until the additional review procedures over the provision for income taxes has been operating effectively for an adequate period of time. Management will consider the status of this remedial effort when assessing the effectiveness of the internal controls over financial reporting and other disclosure controls and procedures as of June 30, 2012. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management's remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary.

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

ITEM 9B.    OTHER INFORMATION.

        None.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

        Incorporated by reference to "Information about the Nominees" in the definitive proxy statement to be filed with the SEC relating to the registrant's 2012 Annual Meeting of Shareholders.

        Please see "Executive Officers of the Registrant" in Part I, Item 1 of this form.

        All of our directors, officers and employees are subject to a Code of Business Conduct and Ethics, and our financial management, including our principal executive, financial and accounting officers, are also subject to an additional Code of Ethics for Financial Management, each of which codes are available for review under the Corporate Governance link in the Investor Relations portion of our website: www.noof.com. Any amendments to any of the provisions of the codes that are applicable to our principal executive, financial or accounting officers and are required under applicable laws, rules and regulations to be disclosed publicly will be posted for review in the above identified area of our website, and any waivers of such provisions or similar provisions applicable to our directors will be disclosed on Form 8-K as required by the Exchange Act, and the applicable rules of The Nasdaq Stock Market, LLC.

ITEM 11.    EXECUTIVE COMPENSATION.

        The information required by this item will be included under the captions "Compensation Discussion and Analysis," "Compensation Committee Report," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End," "Potential Payments Upon Termination" and "Non-Employee Director Compensation for Fiscal Year 2012" in the definitive proxy statement to be filed with the SEC relating to the registrant's 2012 annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information required by this item will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in the definitive proxy statement to be filed with the SEC relating to the registrant's 2012 annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

        The information required by this item will be included under the captions "Transactions with Related Persons" and "Director Independence" in the definitive proxy statement to be filed with the SEC relating to the registrant's 2012 annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item will be included under the captions "Fees Billed by Independent Registered Public Accounting Firm" in the definitive proxy statement to be filed with the SEC relating to the registrant's 2012 annual Meeting of Shareholders and is incorporated herein by reference.

PART IV.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

        The following documents are filed as part of this report:

1)    FINANCIAL STATEMENTS

        The financial statements listed in the Table of Contents to Consolidated Financial Statements are filed as part of this report.

2)    FINANCIAL STATEMENT SCHEDULES

        All schedules have been included in the Consolidated Financial Statements, Notes thereto, or Supplemental Information Schedules.

3)    EXHIBITS

Exhibit No.		Exhibit Description
3.01		Amended and Restated Articles of Incorporation of the Company, dated May 7, 2007(1)

3.02		Amended and Restated Bylaws of the Company, dated February 2, 2011(2)

4.01		Form of Common Stock Certificate(3)

4.02		Amended and Restated Rights Agreement between the Company and Corporate Stock Transfer, Inc., as rights agent, dated August 1, 1998(4)

4.03		Amendment to the Amended and Restated Rights Agreement between the Company and Corporate Stock Transfer, Inc., as rights agent, dated October 31, 2011(5)

4.04		Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, together with the related Form of Rights Certificate, included as Appendices A and B to the Amended and Restated Rights Agreement incorporated by reference herein as Exhibit 4.02

10.01	#	Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated October 24, 2006(6)

10.02	*	Summary of Director Compensation Arrangements(7)

10.03	*	1998 Incentive Stock Plan, dated July 21, 1998(8)

Exhibit No.		Exhibit Description
10.04	*	1999 Incentive Stock Plan, dated September 3, 1999(9)

10.05	*	Millennium Incentive Stock Option Plan, dated July 13, 2000(10)

10.06	*	2001 Incentive Stock Plan, dated June 25, 2001(11)

10.07	*	2007 Stock Incentive Plan, dated July 16, 2007(12)

10.08	*	Amended and Restated Employment Agreement between the Company and Michael Weiner, dated September 29, 2008(13)

10.09	*	Amended and Restated Employment Agreement between the Company and Grant Williams, dated September 29, 2008(13)

10.10	*	Amended and Restated Employment Agreement between the Company and Ken Boenish, dated September 29, 2008(13)

10.11	*	Amended and Restated Employment Agreement between the Company and Marc Callipari, dated September 29, 2008(13)

10.12	*	Amended and Restated Employment Agreement between the Company and Scott Piper, dated September 29, 2008(13)

10.13	#	Affiliation Agreement between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P., dated January 1, 2000 and as amended to date(14)

10.14	#	Video On Demand License Agreement between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P., dated March 13, 2000 and as amended to date(14)

10.15	#	Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, Inc., dated October 18, 2002 and as amended to date(14)

10.16	#	Pleasure Service License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Programming, a division of Comcast Corporation, dated November 16, 2000 and as amended to date(14)

10.17		First Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated October 4, 2007(14)

10.18	#	Second Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated March 13, 2008(14)

10.19	#	Third Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated July 28, 2009(15)

10.20	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Michael Weiner, dated August 31, 2009(15)

10.21	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Grant Williams, dated August 31, 2009(15)

10.22	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Ken Boenish, dated August 31, 2009(15)

Exhibit No.		Exhibit Description
10.23	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Scott Piper, dated August 31, 2009(15)

10.24	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Marc Callipari, dated August 31, 2009(15)

10.25	#	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DIRECTV, Inc., dated June 15, 2010(16)

10.26	*	2010 Equity Incentive Plan, dated June 29, 2010(17)

10.27	#	TVN-CSB Adult Services Agreement between Colorado Satellite Broadcasting, Inc. and TVN Entertainment Corporation, dated April 8, 2010(18)

10.28	#	Amendment Four to Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated July 19, 2007(19)

10.29	#	Amendment Five to Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated August 18, 2010(20)

10.30	#	Amendment Two to the Pleasure Service Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated August 18, 2010(20)

10.31	*	Form of 2010 Equity Incentive Plan Incentive Stock Option Agreement(21)

10.32	*	Form of 2010 Equity Incentive Plan Nonqualified Stock Option Agreement(21)

10.33	*	Form of 2010 Equity Incentive Plan Restricted Stock Award Agreement(21)

10.34	*	Form of 2010 Equity Incentive Plan Bonus Stock Award Agreement(21)

10.35	*	Form of 2010 Equity Incentive Plan Stock Appreciation Right Award Agreement(21)

10.36		Promissory Note between New Frontier Media, Inc. and Great Western Bank, dated December 15, 2009(22)

10.37		Commercial Security Agreement between New Frontier Media, Inc. and Great Western Bank, dated December 15, 2009(22)

10.38	#	Business Loan Agreement, as supplemented (including Change in Terms Agreement), dated December 15, 2010, between New Frontier Media, Inc. and Great Western Bank(2)

10.39		Lease Agreement Office and Industrial Space (including Assignment and Assumption of Lease between the Company and 6060 Partnership, LLP), dated October 6, 2010(2)

10.40	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Michael Weiner, dated April 1, 2011(7)

10.41	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Grant Williams, dated April 1, 2011(7)

10.42	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Ken Boenish, dated April 1, 2011(7)

10.43	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Scott Piper, dated April 1, 2011(7)

10.44	*	Second Amendment to the Amended and Restated Employment Agreement the Company and Marc Callipari, dated April 1, 2011(7)

Exhibit No.		Exhibit Description
10.45	#	Amendment to Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DIRECTV, Inc., dated May 13, 2011(23)

10.46		Fourth Amendment (inadvertently captioned Third Amendment) to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated August 11, 2011(24)

10.47	#	Third Amendment to the Affiliation Agreement between New Frontier Media, Inc. and Time Warner Cable, Inc. dated October 10, 2011(25)

10.48	#	Third Amendment to the Video on Demand License Agreement between New Frontier Media, Inc. and Time Warner Cable LLC dated September 8, 2007(25)

10.49	#	Fourth Amendment to the Video on Demand License Agreement between New Frontier Media, Inc. and Time Warner Cable Inc. dated October 10, 2011(25)

10.50	*	Executive Tuition Reimbursement Agreement between New Frontier Media, Inc. and Grant Williams dated December 7, 2011(25)

10.51		Change in Terms Agreement between New Frontier Media, Inc. and Great Western Bank dated December 15, 2011(25)

10.52	*	Form of Indemnity Agreement(26)

21.01		New Frontier Media, Inc. Subsidiaries

23.01		Consent of Independent Registered Public Accounting Firm

31.01		CEO Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.02		CFO Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.01	†	Certification by CEO Michael Weiner pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	†	Certification by CFO Grant Williams pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	††	XBRL Instance Document

101.SCH	††	XBRL Taxonomy Extension Schema Document

101.CAL	††	Taxonomy Extension Calculation Linkbase Document

101.DEF	††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	††	XBRL Taxonomy Extension Presentation Linkbase Document

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

(5)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on October 31, 2011 (File No. 000-23697).

(6)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-23697).

(7)
Incorporated by reference to the corresponding exhibit included in the Company's Annual Report filed on Form 10-K for the fiscal year ended March 31, 2011(File No. 000-23697).

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

(23)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K/A filed on July 29, 2011 (File No. 000-23697).

(24)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on August 16, 2011 (File No. 000-23697).

(25)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report on Form 10-Q filed on February 13, 2012 (File No. 000-23697).

(26)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on April 3, 2012 (File No. 000-23697).

*
Denotes management contract or compensatory plan or arrangement.

#
Confidential portions of this agreement have been redacted pursuant to a confidential treatment request filed separately with the SEC.

†
Furnished, not filed.

††
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and is otherwise not subject to liability under these sections.

SIGNATURES.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
By:	/s/ MICHAEL WEINER
	Name:	Michael Weiner
	Title:	Chief Executive Officer
	Date:	July 19, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name and Capacity		Date

/s/ MICHAEL WEINER		July 19, 2012
Name:	Michael Weiner
Title:	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
/s/ GRANT WILLIAMS		July 19, 2012
Name:	Grant Williams
Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ MELISSA HUBBARD		July 19, 2012
Name:	Melissa Hubbard
Title:	Director
/s/ ALAN ISAACMAN		July 19, 2012
Name:	Alan Isaacman
Title:	Director
/s/ DAVID NICHOLAS		July 19, 2012
Name:	David Nicholas
Title:	Director
/s/ WALTER TIMOSHENKO		July 19, 2012
Name:	Walter Timoshenko
Title:	Director
/s/ HIRAM WOO		July 19, 2012
Name:	Hiram Woo
Title:	Director

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

  New Frontier Media, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of New Frontier Media, Inc. (a Colorado corporation) and subsidiaries (collectively, the "Company") as of March 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, total equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Valuation and Qualifying Accounts—Schedule II. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of New Frontier Media, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Denver, Colorado
July 19, 2012

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	March 31,
	2012	2011
		(Revised)
Assets
Current assets:
Cash and cash equivalents	$13,190	$18,787
Restricted cash	47	109
Accounts receivable, less allowances of $183 and $173, respectively	8,334	8,695
Taxes receivable	46	825
Prepaid and other assets	2,187	2,569

Total current assets	23,804	30,985

Property and equipment, net	8,619	7,218
Content and distribution rights, net	11,792	11,543
Recoupable costs and producer advances, less allowances of $2,467 and $1,898, respectively	2,227	2,771
Film costs, net	3,984	2,579
Goodwill	—	3,743
Other identifiable intangible assets, net	96	45
Deferred tax assets	3,691	2,291
Other assets	538	879

Total assets	$54,751	$62,054

Liabilities and equity
Current liabilities:
Accounts payable	$981	$1,571
Producers payable	393	1,089
Deferred revenue	606	863
Accrued compensation	930	1,607
Deferred producer liabilities	1,361	1,654
Short-term debt	100	500
Deferred tax liabilities	120	44
Accrued and other liabilities	3,108	1,910

Total current liabilities	7,599	9,238

Taxes payable	—	118
Other long-term liabilities	1,702	519

Total liabilities	9,301	9,875

Commitments and contingencies (Note 13)
Equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 16,190 and19,201 shares issued and outstanding, respectively	2	2
Additional paid-in capital	51,957	55,169
Accumulated deficit	(6,424)	(2,873)
Accumulated other comprehensive loss	(85)	(75)

Total New Frontier Media, Inc. shareholders' equity	45,450	52,223
Noncontrolling interests	—	(44)

Total equity	45,450	52,179

Total liabilities and equity	$54,751	$62,054

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended March 31,
	2012	2011
Net revenue	$40,778	$48,709
Cost of sales	17,097	20,486

Gross margin	23,681	28,223

Operating expenses:
Sales and marketing	8,222	8,665
General and administrative	16,169	18,123
Charge for goodwill impairment	3,743	—
Charge for asset impairments other than goodwill	365	2,599

Total operating expenses	28,499	29,387

Operating loss	(4,818)	(1,164)

Other income:
Interest income	28	89
Interest expense	(35)	(89)
Reversal of interest expense for uncertain tax positions	14	35
Other income, net	25	20

Total other income	32	55

Loss from continuing operations before income tax benefit	(4,786)	(1,109)
Income tax benefit	1,232	349

Loss from continuing operations	(3,554)	(760)
Loss from discontinued operations, net of income tax benefit of $0 and $5, respectively	—	(9)

Net loss	(3,554)	(769)
Add: Net loss attributable to noncontrolling interests	3	44

Net loss attributable to New Frontier Media, Inc. shareholders	$(3,551)	$(725)

Amounts attributable to New Frontier Media, Inc. shareholders:
Loss from continuing operations	$(3,551)	$(716)
Loss from discontinued operations, net of income tax benefit of $0 and $5, respectively	—	(9)

Net loss	$(3,551)	$(725)

Per share information attributable to New Frontier Media, Inc. shareholders:
Basic loss per share:
Continuing operations	$(0.20)	$(0.04)
Discontinued operations	—	(0.00)

Net basic loss per share	$(0.20)	$(0.04)

Diluted loss per share:
Continuing operations	$(0.20)	$(0.04)
Discontinued operations	—	(0.00)

Net diluted loss per share	$(0.20)	$(0.04)

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended March 31,
	2012	2011
Net loss	$(3,554)	$(769)
Other comprehensive loss:
Currency translation adjustment	(10)	(1)

Total comprehensive loss	(3,564)	(770)
Add: Net loss attributable to noncontrolling interests	3	44

Total comprehensive loss attributable to New Frontier Media, Inc. shareholders	$(3,561)	$(726)

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in thousands, except per share amounts)

	Common Stock $.0001 Par Value					Total New Frontier Media, Inc. Shareholders' Equity
					Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Accumulated Deficit			Noncontrolling Interest	Total Equity
	Shares	Amounts
Balance as of March 31, 2010 (Revised)	19,432	$2	$54,929	$(2,148)	$(74)	$52,709	$—	$52,709
Purchases of common stock	(231)	—	(363)	—	—	(363)	—	(363)
Share-based compensation	—	—	608	—	—	608	—	608
Reversal of tax benefit for stock option forfeitures/cancellations	—	—	(5)	—	—	(5)	—	(5)
Currency translation adjustment	—	—	—	—	(1)	(1)	—	(1)
Noncontrolling interest	—	—	—	—	—	—	(44)	(44)
Net loss attributable to New Frontier Media, Inc. shareholders	—	—	—	(725)	—	(725)	—	(725)

Balance as of March 31, 2011 (Revised)	19,201	2	55,169	(2,873)	(75)	52,223	(44)	52,179
Purchases of common stock	(3,011)	—	(3,513)	—	—	(3,513)	—	(3,513)
Share-based compensation	—	—	608	—	—	608	—	608
Reversal of tax benefit for stock option forfeitures/cancellations	—	—	(307)	—	—	(307)	—	(307)
Currency translation adjustment	—	—	—	—	(10)	(10)	—	(10)
Noncontrolling interest	—	—	—	—	—	—	(3)	(3)
Deconsolidation of controlling interests	—	—	—	—	—	—	47	47
Net loss attributable to New Frontier Media, Inc. shareholders	—	—	—	(3,551)	—	(3,551)	—	(3,551)

Balance as of March 31, 2012	16,190	$2	$51,957	$(6,424)	$(85)	$45,450	$—	$45,450

Refer to Notes to Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,554)	$(769)
Add: Loss from discontinued operations	—	9

Loss from continuing operations	(3,554)	(760)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	7,780	9,118
Share-based compensation	608	608
Deferred taxes	(1,635)	(1,374)
Charge for goodwill impairment	3,743	—
Charge for asset impairments other than goodwill	365	2,599
Reversal of uncertain tax positions	(118)	(193)
Reversal of interest expense for uncertain tax positions	(14)	(35)
Changes in operating assets and liabilities:
Accounts receivable	361	1,715
Accounts payable	(545)	475
Content and distribution rights	(4,547)	(4,736)
Film costs	(2,626)	(1,024)
Deferred producer-for-hire costs	—	625
Deferred revenue	(257)	198
Deferred producer liabilities	(293)	277
Producers payable	(696)	138
Taxes receivable and payable	779	73
Accrued compensation	(677)	(195)
Recoupable costs and producer advances	544	649
Other assets and liabilities	3,231	(555)

Net cash provided by operating activities of continuing operations	2,449	7,603
Net cash used in operating activities of discontinued operations	—	(34)

Net cash provided by operating activities	2,449	7,569

Cash flows from investing activities:
Purchases of property and equipment	(3,988)	(5,014)
Purchases of intangible assets	(65)	(2)

Net cash used in investing activities of continuing operations	(4,053)	(5,016)
Net cash provided by investing activities of discontinued operations	—	—

Net cash used in investing activities	(4,053)	(5,016)

Cash flows from financing activities:
Payments on short-term debt	(400)	(500)
Purchases of common stock	(3,513)	(363)
Payment of long-term seller financing	(75)	(95)

Net cash used in financing activities of continuing operations	(3,988)	(958)
Net cash provided by financing activities of discontinued operations	—	—

Net cash used in financing activities	(3,988)	(958)

Net increase (decrease) in cash and cash equivalents	(5,592)	1,595
Effect of exchange rate changes on cash and cash equivalents	(5)	5
Cash and cash equivalents, beginning of year	18,787	17,187

Cash and cash equivalents, end of year	$13,190	$18,787

Supplemental cash flow data:
Interest paid	$33	$57

Income taxes paid	$80	$938

Noncash investing and financing activities:
Exchange of equipment	$—	$430

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

Film Production Segment

        The Film Production segment derives revenue from: a) the production and distribution of original motion pictures including erotic thrillers and horror movies (collectively, owned content), which is provided through MRG Entertainment, Inc.; b) the distribution of third party films where it acts as a sales agent for the product (collectively, repped content), which is provided through Lightning Entertainment Group, Inc.; and c) the provision of contract film production services to major Hollywood studios (producer-for-hire arrangements).

Direct-to-Consumer Segment

        The Direct-to-Consumer segment generates revenue primarily by selling memberships to our adult consumer websites. The Direct-to-Consumer segment also historically operated an internet protocol television (IPTV) set-top box business beginning in late fiscal year 2008. We discontinued the IPTV operations in the fourth quarter of fiscal year 2010.

Corporate Administration Segment

        The Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production or Direct-to-Consumer segments.

Noncontrolling Interests

        During fiscal year 2011, we entered into an agreement to create an entity within the Transactional TV segment to develop new channel services. We controlled a majority of the entity's common stock and included the accounts of the entity in our financial statements. The net loss applicable to the noncontrolling interests of the entity was presented as net loss attributable to noncontrolling interests in the consolidated statements of operations and comprehensive loss, and the portion of the equity applicable to the noncontrolling interests of the entity was presented as noncontrolling interests in the consolidated balance sheets and statements of total equity.

        During the first quarter of fiscal year 2012, we entered into an arrangement that resulted in the loss of our majority controlling interest in the entity's common stock. As a result, we deconsolidated the entity, which resulted in an immaterial loss within the Transactional TV segment. As of June 30,

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2011 the noncontrolling interest was valued at zero due to the speculative nature of the venture. During the fourth quarter of fiscal year 2012, we entered into an agreement to assign our remaining shares. As of March 31, 2012 we have no remaining interests in the entity.

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

Revisions

        In connection with the completion of our fiscal year 2012 annual reporting, we identified overstatement errors in income tax expense incurred in fiscal years prior to the fiscal year ended March 31, 2011 totaling $587,000. We assessed the impact of these errors on prior annual and interim periods. Based on this assessment, we concluded that the errors did not result in a material misstatement of prior periods, but the correction of the cumulative impact in the fiscal year ended March 31, 2012 would be material. To correct these errors relating to the prior year provision for

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income taxes, we therefore revised the March 31, 2011 balance sheet as follows (amounts in thousands):

Decrease in taxes receivable	$(52)
Increase in long term deferred tax assets	633
Decrease in short term deferred tax liabilities	2
Increase in long term taxes payable	(2)
Increase in accumulated other comprehensive loss	6

Decrease in accumulated deficit as of April 1, 2010	$587

        Our assessment of the revisions discussed above considered the guidance provided by Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections; ASC Topic 250-10-S99-1, Assessing Materiality; and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Based on our conclusion that the errors were not material individually or in aggregate to any of the prior reporting periods, we determined amendments to previously filed financial statement reports were not required in accordance with the applicable ASC guidance. We also concluded that the revisions applicable to prior periods should be reflected herein and will be reflected in future filings containing such information.

Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash in financial institutions and cash equivalents, which are highly liquid investment instruments with original maturities of less than 90 days. We had approximately $0.1 million of cash held in foreign financial institutions as of March 31, 2012.

Restricted Cash

        Restricted cash during the periods presented includes amounts that are contractually restricted in connection with agreements between us and certain film producers.

Federal Deposit Insurance Limits

        We maintain cash deposits with financial institutions that exceed federally insured limits. As of March 31, 2012, we exceeded the federally insured limits by approximately $12.8 million. We periodically assess the financial condition of the institutions and estimate that the risk of any loss from uninsured deposits is low.

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

        Accounts receivable balances associated with the Film Production segment's repped content include the entire license fee due to us from the licensee. Amounts collected for these receivables may be disbursed to us and/or the producers of the licensed films in accordance with the terms of the related producer agreements.

Accrued and Other Liabilities

        Accrued and other liabilities included approximately $0.7 million and $0.5 million of accrued insurance premiums as of March 31, 2012 and 2011, respectively, and unsettled customer receipt liabilities of $1.0 million as of March 31, 2012. There were no material unsettled customer receipt liabilities as of March 31, 2011.

Other Long-Term Liabilities

        Other long-term liabilities included approximately $1.4 million and $0.4 million of incentive from lessor liabilities as of March 21, 2012 and 2011, respectively.

Property and Equipment

        Property and equipment are stated at historical cost less accumulated depreciation. The cost of maintenance and repairs to property and equipment is expensed as incurred, and significant additions and improvements are capitalized. The capitalized costs of leasehold and tenant improvements are depreciated using a straight-line method over the lesser of the estimated useful life of the assets or the expected term of the related leases. All other property and equipment assets are depreciated using a straight-line method over the estimated useful lives of the assets. As of March 31, 2012, the estimated useful lives of property and equipment were as follows:

Furniture and fixtures	3 to 5 years
Computers, equipment and servers	3 to 7 years
Leasehold and tenant improvements	2 to 10 years

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Content and Distribution Rights

        The Transactional TV segment's content and distribution rights library primarily consists of licensed films. We capitalize the costs associated with the content and distribution rights as well as certain editing and production costs and amortize these capitalized costs on a straight-line basis over the lesser of the license term or estimated useful life (generally 5 years). The licenses typically provide for unlimited showings of the films as well as the right to extract scenes from the movie and use those scenes to construct new, unique films with scenes from various other licensed films. The content and distribution rights costs are amortized on a straight-line basis over the related license period or estimated useful life because the estimated number of showings cannot be reasonably determined and we expect that the films will generally generate revenue ratably over the related license term.

        We periodically review the content library and assess whether our forecasts as it relates to the library's usefulness should be revised downward. In the event that we revise the forecasts downward, it may also be necessary to write down the unamortized cost of the content and distribution rights to its estimated net realizable value. See Note 7—Content and Distribution Rights for additional detail and discussion on content and distribution rights impairment.

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

        Recoupable costs and producer advances are stated at the amounts contractually recoverable through collection of future license fees, net of an allowance for unrecoverable accounts. The allowance for unrecoverable accounts reflects any loss anticipated from unrecovered recoupable costs and producer advances. Charges to adjust the allowance for unrecoverable accounts are reflected as a component of operating expenses in the consolidated statements of operations. We evaluate recoupable costs and producer advances on an individual film-by-film basis each quarter based on a number of factors including our historical experience with charges to the allowance, estimates of future cash collections, estimates of future recoupable costs to be incurred, and the condition of the general economy and film industry as a whole. During the fiscal years ended March 31, 2012 and 2011, we incurred charges related to the allowance for unrecoverable accounts of approximately $0.6 million and $0.8 million, respectively.

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

Deferred Producer Liabilities

        Deferred producer liabilities are recorded upon the billing of repped content license fees. Deferred producer liabilities represent outstanding amounts due to the producer or that are to be retained by us upon the collection of license fee amounts related to the sale of repped content by the Film Production segment. In accordance with the Sales Agency Agreements we enter into with repped content

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

producers, when license fees associated with sales of repped content are collected, the amounts are paid to the producer and/or are retained by us. We retain amounts for sales agency commissions, recovery of outstanding recoupable costs and producer advances (Recoupable Costs) or as market fee revenue. The terms of the Sales Agency Agreements provide that collected license fees are distributed to the producer and/or are retained by us based on a specific allocation order as defined by each agreement. The allocation order is dependent on criteria including total license fee collections, outstanding Recoupable Costs balances and certain other criteria as specified by the Sales Agency Agreements. As these criteria cannot be reasonably determined until the license fees are collected, the appropriate allocation order of uncollected license fees cannot be established. Accordingly, the uncollected license fee amounts are recorded as deferred producer liabilities until such time as the amounts are collected and the allocation order can be reasonably determined.

Revenue Recognition

        Our revenue consists primarily of fees earned through the distribution of programming content through various media outlets including PPV channels and VOD categories that are distributed on cable and DBS platforms, premium movie channels, pay and free television channels and other available media outlets. Generally, we recognize revenue when the earnings process is complete as is typically evidenced by an agreement with the customer; services have been rendered or film delivery and acceptance is complete, if applicable; the license period has commenced; and the fee is fixed or determinable and probable of being collected. The process involved in evaluating the appropriateness of revenue recognition involves judgment including estimating monthly revenue based on historical data and determining collectability of fees.

Transactional TV Segment VOD and PPV Services

        The Transactional TV segment's VOD and PPV revenue are recognized based on buys and monthly subscriber counts reported each month by cable MSOs and DBS providers. We earn revenue by receiving a contractual percentage of the retail price paid by consumers of the content. Monthly sales information is not typically reported to the Transactional TV segment until approximately 30 - 90 days after the month of service, which requires us to make monthly revenue estimates for the unreported months based on the Transactional TV segment's historical experience with each customer. The revenue estimates may be subsequently adjusted to reflect the actual amount earned upon receipt of the monthly sales reports.

Film Production Segment Owned Content Licensing

        Revenue from the licensing of owned content is recognized when persuasive evidence of an arrangement exists, as is typically evidenced through an executed contract; the delivery conditions of the completed film have been satisfied as required in the contract; the license period of the arrangement has begun; the fee is fixed or determinable; and collection of the fees is reasonably assured. For agreements that involve the distribution of content through VOD and PPV services and retail markets, we are unable to determine or reasonably estimate the revenue earned from customers in advance of receiving the reported earnings because the performance materially varies by film and from period to period. As a result, licensing revenue from these arrangements is not recognized until the amounts are reported by the customers.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Film Production Segment Repped Content Licensing

        We recognize revenue from represented film licensing activities on a net basis as an agent. The revenue recognized for these transactions represents the sales agency fee earned on the total content licensing fee. The producers' share of the licensing fee is recorded as a liability within the producers payable account until the balance is remitted to the producer. For agreements that involve the distribution of content through VOD and PPV services and retail markets, we are unable to determine or reasonably estimate the revenue earned from customers in advance of receiving the reported earnings because the performance materially varies by film and from period to period. As a result, licensing revenue from these arrangements is not recognized until the amounts are reported by the customers.

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

Multiple Element Transactions

        From time to time, we enter into transactions involving multiple elements. These multiple element transactions can involve the licensing of content (i.e., the licensing of multiple titles in a single agreement), the sale of content (i.e., the distribution of multiple titles in a single agreement), the sale of content and contemporaneous purchase of advertising (i.e., receiving a revenue percentage from a cable MSO or DBS operator and purchasing advertising space on that same operator's platform in a single agreement), or the licensing of content and contemporaneous purchase of advertising (i.e., licensing multiple titles and purchasing advertising space in a publication in a single agreement). Multiple element transactions require the exercise of judgment in identifying the separate elements in a bundled transaction as well as determining the values of the different elements. The judgments impact the amount of revenue and expenses recognized over the term of the contract, as well as the period in which they are recognized.

        We account for multiple element transactions by first estimating the values of each element. We estimate the values by referring to quoted market prices, historical transactions or comparable transactions and our best estimate of selling price. We then allocate the total consideration for the bundled transaction to each element based its proportional fair value.

Producer-for-Hire Arrangements

        Our Film Production segment periodically acts as a producer-for-hire for customers. Through these arrangements, we provide services and incur costs associated with the film production. We earn a fee

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for our services once the film has been delivered to the customer. We maintain no ownership rights for the produced content. Revenue for these arrangements is recognized when persuasive evidence of an arrangement exists as evidenced by an executed contract, the film has been delivered to the customer in accordance with the contract terms, the fee is fixed and determinable and collection is reasonably assured. The costs incurred for production in these arrangements are initially recorded as a deferred cost within the current assets section of the balance sheet, and the deferred costs are subsequently recorded as cost of sales when we recognize revenue for the related services. During the fiscal year ended March 31, 2012, there were no costs or revenues associated with producer-for-hire arrangements. During the fiscal year ended March 31, 2011, we completed and recognized revenue on producer-for-hire arrangements of $4.0 million.

Advertising Costs

        We expense advertising costs, which includes tradeshow and promotional related expenses, as incurred. Advertising costs during the fiscal years ended March 31, 2012 and 2011 were approximately $1.7 million and $2.4 million, respectively.

Research and Development Costs

        Costs related to the research, design and development of products are charged to research and development expense as incurred. We did not incur any material research and development costs related to continuing operations during the fiscal years ended March 31, 2012 and 2011. Research and development costs related to discontinued operations during the fiscal year ended March 31, 2012 and 2011 were immaterial.

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

Income Taxes

        We make certain estimates and judgments in determining the income tax benefit. These estimates and judgments are used in the determination of tax credits, benefits and deductions, uncertain tax positions, and the calculation of certain tax assets and liabilities which are a result of differences in the

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

timing of the recognition of revenue and expense for tax and financial statement purposes. We also use estimates and judgments in determining interest and penalties on uncertain tax positions. Significant changes to these estimates could result in a material change to the income tax benefit in subsequent periods.

        We are required to evaluate the likelihood that we will be able to recover deferred tax assets, which requires us to make certain estimates and judgments. We establish valuation allowances when, based on an evaluation of available evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. This evidence may include, but is not limited to, our historical operating results, the nature of the deferred tax assets, and our projected future operating results. During the first quarter of fiscal year 2012, we determined that it was more likely than not that deferred tax assets associated with certain capital losses would not be realized and recorded a valuation allowance of $0.1 million for the full capital loss deferred tax asset. The valuation allowance resulted in an increase in our income tax expense of $0.1 million during the first quarter of fiscal year 2012. We have no other material deferred tax asset valuation allowances and estimate that all other deferred tax assets will be recoverable. If these estimates were to change and the assessment indicated we would be unable to recover certain deferred tax assets, we would increase the income tax expense in the period of the change in estimate.

        Our income tax assessment involves dealing with uncertainties in the application of tax regulations. We account for uncertain tax positions using a two-step approach to recognizing and measuring uncertain tax position liabilities. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. This process is based on various factors including, but not limited to, changes in facts and circumstances, changes in tax law, settlement of issues under audit, and new audit activity. Changes to these factors and estimates regarding these factors could result in the recognition of an income tax benefit or an additional charge to the income tax expense.

Loss per Share

        Basic loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted loss per share is computed on the basis of the weighted average number of common shares outstanding plus the potential dilutive effect of outstanding warrants and stock options. There is no dilutive effect included on the diluted loss per share in periods of loss from outstanding warrants or stock options because inclusion of these items would be antidilutive. Potentially dilutive common shares outstanding were approximately 2.4 million and 2.2 million for the fiscal years ended March 31, 2012 and 2011, respectively.

Comprehensive Loss

        The comprehensive loss includes all changes in equity during the period from non-owner sources. During the periods presented, comprehensive loss includes our net loss and the cumulative adjustment from foreign currency translation.

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

        Fair Value Measurement—In April 2011, the Financial Accounting Standards Board (FASB) issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the new guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

        Comprehensive Income—In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the new guidance did not have an impact on our consolidated financial position, results of operations or cash flows.

        Testing for Goodwill Impairment—In September 2011, the FASB issued authoritative guidance that allows an entity to use a qualitative approach to test goodwill for impairment. Under this guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. In addition, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. The adoption of the new guidance did not have an impact on our consolidated financial statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—LOSS PER SHARE

        The components of basic and diluted loss per share from continuing operations attributable to New Frontier Media, Inc. shareholders for the fiscal years ended March 31 were as follows (in thousands, except per share data):

	2012	2011
Loss from continuing operations attributable to New Frontier Media, Inc. shareholders	$(3,551)	$(716)

Weighted average shares outstanding	18,100	19,291
Effect of dilutive securities	—	—

Weighted average diluted shares	18,100	19,291

Basic loss per share from continuing operations attributable to New Frontier Media, Inc. shareholders	$(0.20)	$(0.04)

Diluted loss per share from continuing operations attributable to New Frontier Media, Inc. shareholders	$(0.20)	$(0.04)

NOTE 3—EMPLOYEE EQUITY INCENTIVE PLANS

Equity Plan

        We adopted the New Frontier Media, Inc. 2010 Equity Incentive Plan (the 2010 Plan) in August 2010. The 2010 Plan replaces the New Frontier Media, Inc. 2007 Stock Incentive Plan. The 2010 Plan was approved by our shareholders, and the purpose of the 2010 Plan is to encourage the further growth and development of the Company by providing equity and related awards to selected directors and employees. The 2010 Plan is also intended to assist in attracting and retaining employees and directors, to optimize profitability and to promote teamwork. Under the 2010 Plan, employees and directors may be granted incentive stock options, restricted stock, bonus stock and other awards, or any combination thereof. There were 1,250,000 shares of our common stock originally authorized for issuance under the 2010 Plan and the maximum number of shares of common stock that may be subject to one or more awards granted to a participant during any calendar year is 312,500. Awards granted under the 2010 Plan that subsequently are forfeited or cancelled may be reissued under the provisions of the 2010 Plan. Awards may be granted to employees and non-employee directors with exercise prices equal to, or in excess of, the fair market value of the underlying common stock at the date of grant. Generally, the stock options vest ratably over a four-year period and expire ten years from the date of grant. As of March 31, 2012, there were 0.5 million shares available for issuance.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—EMPLOYEE EQUITY INCENTIVE PLANS (Continued)

Share-Based Compensation

        The weighted average estimated fair value of stock option grants and the weighted average assumptions that were used in calculating such values for the fiscal years ended March 31 were as follows:

	2012	2011
Weighted average estimated fair value per award	$0.83	$0.77
Expected term from grant date (in years)	6	5
Risk free interest rate	2.5%	2.0%
Expected volatility	54%	56%
Expected dividend yield	—%	—%

        Share-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, which considers estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize the expense or benefit from the effect of adjusting the estimated forfeiture rate in the period that the forfeiture estimate changes. The effect of forfeiture adjustments during the fiscal years ended March 31, 2012 and 2011 was to reduce the related compensation expense by approximately $0.3 million and $0.2 million, respectively.

        The following table summarizes the effects of share-based compensation from continuing operations resulting from options granted under our equity incentive plans for the fiscal years ended March 31. This expense from continuing operations was included in cost of sales, sales and marketing expenses, and general and administrative expenses (in thousands, except per share amounts):

	2012	2011
Share-based compensation expense before income taxes	$608	$608
Income tax benefit	(207)	(213)

Total share-based compensation expense after income tax benefit	$401	$395

Share-based compensation effects on basic and diluted loss per common share	$0.02	$0.02

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—EMPLOYEE EQUITY INCENTIVE PLANS (Continued)

        Stock option transactions during the fiscal year ended March 31, 2012 are summarized as follows:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of March 31, 2011	2,171,177	$5.17
Granted	905,000	2.05
Forfeited/expired	(979,225)	4.63

Outstanding as of March 31, 2012	2,096,952	4.08	6.7	$—

Options exercisable as of March 31, 2012	1,272,577	5.16	5.4	—

Options vested and expected to vest—non-officers	1,323,593	4.47	6.3	—

Options vested and expected to vest—officers	661,274	3.63	7.0	—

(1)
The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media, Inc. stock at the time of exercise or at the end of the period if unexercised.

        As of March 31, 2012, there was approximately $0.2 million of total unrecognized compensation costs for each of the non-officers and officers, respectively, related to stock option grants. The unrecognized compensation costs for non-officers and officers are expected to be recognized over a weighted average period of two years and one year, respectively.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis

        We measure certain assets, such as goodwill, film costs and other identifiable intangible assets, at fair value on a nonrecurring basis when they are deemed to be impaired. The fair values are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the asset exceeds its fair value. The following table presents the assets measured at fair value on a nonrecurring basis as of March 31, 2012 (in thousands):

	Level 1	Level 2	Level 3		Net Fair Value
Goodwill(1)	$—	$—	$—	*	$—
Film costs(2)	—	—	6		6
Other long-lived assets(3)	—	—	100		100

*
Fair values were measured using Level 3 inputs, and the fair values were zero.

(1)
Measurement relates to the Transactional TV segment goodwill impairment analysis. See Note 5—Goodwill and Other Identifiable Intangible Assets for additional discussion.

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

  NOTE 5—GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

  Goodwill

          Goodwill is classified within the segment that employs the goodwill in its operations. As of March 31, 2010, the Transactional TV segment was the only operating segment that reported goodwill. Changes in the carrying amount of the Transactional TV segment's goodwill during the fiscal years ended March 31, 2012 and 2011 were as follows (in thousands):

Balance as of March 31, 2010	$3,743

Balance as of March 31, 2011	3,743
Impairment	(3,743)

Balance as of March 31, 2012	$—

  Fiscal Year 2012 Impairment Testing

          We performed an annual impairment test on the Transactional TV segment's goodwill as of March 31, 2012 and engaged a third party valuation firm to assist with the test. The income and market valuation approaches were considered in determining the estimated fair value of the segment. The income valuation approach was more heavily weighted than the market valuation approach because (a) there was a lack of comparable public companies to consider for the market valuation approach, and (b) the income valuation approach was more representative of our unique operating performance characteristics relative to the comparable companies considered in the market valuation approach. The results of the analysis indicated the estimated fair value of the segment was less than the carrying value. We then performed additional analysis to estimate the implied fair value of goodwill. Based on this analysis, we recorded a goodwill impairment charge of $3.7 million to reduce the Transactional TV segment's goodwill from $3.7 million to the implied fair value of goodwill of zero. The Transactional TV segment's performance during fiscal year 2012 was unfavorable relative to our expectations due to the impact of increased competition from free and low-cost internet websites as well as a continuation of lower consumer purchases of our content due to the global economic downturn. Based on our assessment of the fiscal year 2012 underperformance and certain other industry factors, we adjusted downward our five year forecast for the segment. These downward adjustments resulted in the goodwill impairment charge for the segment.

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

  Other Identifiable Intangible Assets

          Other identifiable intangible assets that are subject to amortization as of March 31 were as follows (in thousands, except weighted average useful life):

		2012				2011
	Weighted Average Useful Life (Years)
		Gross Carrying Amounts	Accumulated Amortization	Impairment	Net	Gross Carrying Amounts	Accumulated Amortization	Impairment	Net
Intellectual property	5	$540	$(126)	$(414)	$—	$540	$(126)	$(414)	$—
Websites	5	91	(54)	(37)	—	91	(54)	(37)	—
Patents	5	460	(107)	(353)	—	460	(107)	(353)	—
Other	6	143	(47)	—	96	87	(42)	—	45

		$1,234	$(334)	$(804)	$96	$1,178	$(329)	$(804)	$45

          Amortization expense for other identifiable intangible assets subject to amortization during the fiscal year ended March 31, 2011 was approximately $0.6 million. Amortization expense for other identifiable intangible assets subject to amortization during the fiscal year ended March 31, 2012 was immaterial. On an annual basis, amortization expense for other identifiable intangible assets subject to amortization for the fiscal year ending March 31, 2013 and thereafter is expected to be immaterial. As of March 31, 2012, $0.1 million of other identifiable intangible assets had not been placed in service and therefore no amortization had been recognized. During the fiscal year ended March 31, 2011, we removed approximately $3.5 million of fully amortized other identifiable intangible assets that were no longer in use.

  NOTE 6—PROPERTY AND EQUIPMENT

          The components of property and equipment as of March 31 were as follows (in thousands):

	2012	2011
Furniture and fixtures	$421	$698
Computers, equipment and servers	9,873	9,194
Leasehold and tenant improvements	3,915	4,156

Property and equipment, at cost	14,209	14,048
Less accumulated depreciation	(5,590)	(6,830)

Total property and equipment, net	$8,619	$7,218

          Depreciation expense was approximately $2.5 million and $2.3 million for the fiscal years ended March 31, 2012 and 2011, respectively. During the fiscal years ended March 31, 2012 and 2011, we retired approximately $3.5 million and $2.5 million, respectively, of fully depreciated property and equipment.

          During the fiscal year ended March 31, 2011, we acquired approximately $1.7 million of new storage equipment. We paid approximately $1.3 million in cash for the new equipment. Additionally, we

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—PROPERTY AND EQUIPMENT (Continued)

  exchanged certain equipment with a net book value of approximately $0.4 million. No gain or loss was recorded in connection with the transaction.

  NOTE 7—CONTENT AND DISTRIBUTION RIGHTS

          The Transactional TV and Direct-to-Consumer segments' content and distribution rights consist of content licensing agreements and original productions. We capitalize the costs associated with the licenses, certain editing costs and content. These costs are amortized on a straight-line basis, typically over 5 years. The components of content and distribution rights as of March 31 were as follows (in thousands):

	2012	2011
In release	$21,825	$20,281
Acquired, not yet released	349	1,013
In production	174	19

Content and distribution rights, at cost	22,348	21,313
Accumulated amortization	(10,556)	(9,770)

Total content and distribution rights, net	$11,792	$11,543

          Amortization expense during the fiscal years ended March 31, 2012 and 2011 was approximately $4.3 million and $4.1 million, respectively. During each of the fiscal years ended March 31, 2012 and 2011, we retired $3.5 million of fully amortized content and distribution rights. Additionally, we recorded an impairment expense of $0.2 million during the fiscal year ended March 31, 2011 because certain content and distribution rights no longer met our quality standards for distribution. We had no material impairments of content and distribution rights during the fiscal year ended March 31, 2012.

  NOTE 8—FILM COSTS

          The components of film costs, which are primarily direct-to-television, were as follows as of March 31 (in thousands):

	2012	2011
In release	$18,846	$18,474
Completed, not yet released	681	500
In production	2,033	174

Film costs, at cost	21,560	19,148
Accumulated amortization	(17,576)	(16,569)

Total film costs, net	$3,984	$2,579

          Amortization expense for the fiscal years ended March 31, 2012 and 2011 was approximately $1.0 million and $2.1 million, respectively. We expect to amortize approximately $2.4 million in capitalized film costs during the fiscal year ending March 31, 2013. Additionally, we expect to amortize substantially all unamortized film costs for released films by March 31, 2015.

          During fiscal year 2012, we recorded impairment expenses of approximately $0.2 million associated with certain owned content films. In connection with our quarterly film performance analysis, we adjusted downward the expected performance for certain films based on a continuation of underperformance as

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FILM COSTS (Continued)

  compared to expectations. As a result, we performed assessments on the films and determined the fair value of the films was less than the unamortized cost of the films, and the differences were recorded as impairment charges. This expense was recorded in the charge for asset impairments other than goodwill line item in the consolidated statements of operations. The fair value of the films was estimated by discounting the film's projected cash flow by the weighted average cost of capital.

          During the second and fourth quarters of fiscal year 2011, we recorded impairment expenses of approximately $0.6 million and $1.6 million, respectively, associated with certain owned content films. During our second quarter film performance analysis, we adjusted downward the expected performance for certain films based on a continuation of underperformance as compared to expectations. During our fourth quarter film performance analysis, we adjusted downward the expected results for certain films based on a continued trend of lower than expected film performance and based on the departure of the segment's Co-Presidents. As a result, we performed further assessments on the films and determined the fair value of the films was less than the unamortized cost of the films, and the differences were recorded as impairment charges. This expense was recorded in the charge for asset impairments other than goodwill line item in the consolidated statements of operations. The fair value of the films was estimated by discounting the film's projected cash flow by the weighted average cost of capital.

  NOTE 9—INCOME TAXES

          The components of the continuing operations income tax benefit for the fiscal years ended March 31 were as follows (in thousands):

	2012	2011
Current
Federal	$(350)	$(935)
State	(52)	(90)

Total current	(402)	(1,025)

Deferred
Federal	1,640	1,323
State	(6)	51

Total deferred	1,634	1,374

Total	$1,232	$349

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        A reconciliation of the expected income tax benefit computed using the federal statutory income tax rate to our recorded continuing operations income tax benefit is as follows for the fiscal years ended March 31 (in thousands):

	2012	2011
Income tax computed at federal statutory tax rate of 34% and 35% for the fiscal years ended March 31, 2012 and 2011, respectively	$1,627	$388
State taxes, net of federal benefit	45	10
Reversal of uncertain tax positions	118	193
Federal research and development tax credits	(63)	63
Meals and entertainment	(85)	(88)
Share-based compensation	(53)	(59)
Return to provision adjustment	(123)	(142)
Change in valuation allowance	(94)	(14)
Change in statutory rate	(105)	(15)
Other permanent differences, net	(35)	13

Total	$1,232	$349

        Significant components of our deferred tax assets and liabilities as of March 31 were as follows (in thousands):

	2012	2011
		(Revised)
Deferred tax assets:
Net operating losses	$1,903	$650
Nonconsolidated entities	109	—
Goodwill	210	—
Allowance for unrecoverable and doubtful accounts	1,010	931
Share-based compensation	793	988
Accruals	260	180
Other identifiable intangible assets	754	958
Tax credits	558	257
Other	8	87

Gross deferred tax assets	5,605	4,051
Valuation allowance	(109)	(14)

Total deferred tax assets	5,496	4,037

Deferred tax liabilities:
Depreciation	(1,918)	(687)
Goodwill	—	(1,000)
Film library	(7)	(103)

Total deferred tax liabilities	(1,925)	(1,790)

Net deferred tax assets	$3,571	$2,247

        Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

income tax purposes. We establish valuation allowances when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. As of March 31, 2012, we determined that it was more likely than not that deferred tax assets associated with capital losses would not be realized and recorded a valuation allowance of $0.1 million for the full capital loss deferred tax asset. We had no other valuation allowances as of March 31, 2012.

        We have domestic net operating losses (NOLs) of approximately $5.4 million for federal income tax purposes. Approximately $3.7 million of the NOLs resulted from the estimated tax loss we incurred in fiscal year 2012, and we may file amended returns for prior fiscal years in order to utilize that portion of the NOLs. The remaining $1.7 million of NOLs has an annual deductibility limitation of $0.2 million and can be utilized through 2019 in accordance with Internal Revenue Code Section 382. Internal Revenue Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50% change in ownership. When a change occurs, the actual utilization of net operating loss carryforwards is limited annually to a percentage of our fair market value at the time of such change. We also have tax credits associated with certain foreign tax withholdings of approximately $0.6 million. The deduction of these tax credits was limited during the fiscal year ended March 31, 2012 because we did not incur a U.S. tax liability during the fiscal year. We expect to utilize the tax credits from foreign tax withholdings through the filing of amended returns for fiscal years prior to March 31, 2012 and through our filings of future returns.

Uncertain Tax Positions

        We account for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement. During the fiscal year ended March 31, 2012, the statute of limitations expired on approximately $0.1 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in long-term taxes payable and a reduction in income tax expense. The reduction in the uncertain tax position balance also resulted in the reversal of approximately $14,000 in interest expense. As of March 31, 2012, we had no remaining unrecognized tax benefits.

        The aggregate change in the uncertain tax position balance as reflected in long-term taxes payable during the fiscal year ended March 31, 2012 was as follows (in thousands):

Beginning balance as of April 1, 2011	$118
Reversal of prior period tax position from expiration of statute of limitations	(118)

Ending balance as of March 31, 2012	$—

        During the fiscal year ended March 31, 2011, the statute of limitations expired on approximately $0.2 million of uncertain tax positions resulting in a decline in the uncertain tax position balance as reflected in long-term taxes payable and a reduction in income tax expense. The reduction in the uncertain tax position balance also resulted in the reversal of approximately $35,000 in interest expense.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

Other

        We file U.S. federal, state and foreign income tax returns. During the fiscal year ended March 31, 2012, the Internal Revenue Service initiated an audit of our fiscal year 2010 tax returns. We cannot currently make an estimation of the possible outcome from the audit. With few exceptions, we are no longer subject to examination of our federal income tax returns for the years prior to the fiscal year ended March 31, 2009, and we are no longer subject to examination of our state income tax returns for years prior to the fiscal year ended March 31, 2008.

NOTE 10—STOCK REPURCHASE

        Common stock that we repurchase is returned to authorized but unissued shares of common stock in accordance with Colorado law.

        In August 2009, we announced that our board of directors adopted a stock repurchase program. Under the program, we could repurchase with available cash and cash from operations up to 1.0 million shares of our outstanding common stock, from time to time through open market or privately negotiated transactions, as market and business conditions permitted. The program was scheduled to expire in March 2012. During the fiscal years ended March 31, 2011 and 2010, we repurchased approximately 0.2 million shares and 0.1 million shares of common stock, respectively, under the stock repurchase plan for total purchase prices of approximately $0.4 million and $0.1 million, respectively. During the three month period ended September 30, 2011, we substantially completed the stock repurchase program by acquiring approximately 0.7 million shares of common stock for a total purchase price of approximately $0.9 million.

        In October 2011, our board of directors authorized an extension of the August 2009 stock repurchase program. The extension allowed for an additional repurchase of up to 0.8 million shares of common stock, in an amount not to exceed in aggregate $1.0 million, exclusive of any fees, commissions or other expenses related to such repurchases. The program was scheduled to expire on March 31, 2014, if not completed sooner. During the three month period ended December 31, 2011, we repurchased approximately 0.2 million shares of common stock under the extended stock repurchase program for a total purchase price of approximately $0.3 million. In December 2011, the board of directors also authorized an individual repurchase of approximately 2.1 million shares of common stock through an open market transaction. The total purchase price of the shares was approximately $2.4 million, and the stock repurchase program that was extended in October 2011 was concluded as a result of the transaction.

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

        The accounting policies of the reportable segments are described in the significant accounting policies. The reportable segments are distinct business units, separately managed with different distribution channels. The selected operating results of our segments during the fiscal years ended March 31 were as follows (in thousands):

	2012	2011
Net revenue
Transactional TV	$34,042	$35,863
Film Production	6,050	12,023
Direct-to-Consumer	686	823

Total	$40,778	$48,709

Income (loss) before income tax benefit
Transactional TV	$2,579	$10,939
Film Production	494	(1,462)
Direct-to-Consumer	(529)	(1,101)
Corporate Administration	(7,330)	(9,485)

Total	$(4,786)	$(1,109)

Depreciation and amortization
Transactional TV	$6,596	$6,239
Film Production	1,025	2,679
Direct-to-Consumer	113	152
Corporate Administration	46	48

Total	$7,780	$9,118

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION (Continued)

        The total net identifiable asset balance by operating segment as of March 31 was as follows (in thousands):

	2012	2011
		(Revised)
Net identifiable assets
Transactional TV	$27,642	$29,750
Film Production	8,839	9,125
Direct-to-Consumer	222	604
Corporate Administration	18,048	22,575

Total assets	$54,751	$62,054

        As of March 31, 2012, approximately $0.1 million in assets were located in Europe. All other assets were located in the U.S.

        Net revenue, classified by geographic billing location of the customer, during the fiscal years ended March 31 was as follows (in thousands):

	2012	2011
United States	$32,123	$40,594

International:
Europe, Middle East and Africa	1,987	2,017
Latin America	3,454	2,865
Canada	2,877	2,869
Asia	337	364

Total international	8,655	8,115

Total	$40,778	$48,709

NOTE 12—MAJOR CUSTOMERS

        Our major customers (customers with revenue equal to or in excess of 10% of consolidated net revenue during any one of the presented periods) are Comcast Corporation (Comcast), Time Warner, Inc. (Time Warner), DIRECTV, Inc. (DirecTV) and DISH Network Corporation (DISH). Revenue from these customers is included in the Transactional TV and Film Production segments. Net revenue from these customers as a percentage of total net revenue for the fiscal years ended March 31 was as follows:

	2012	2011
Comcast	19%	16%
Time Warner	11%	11%
DirecTV	11%	9%
DISH	9%	10%

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—MAJOR CUSTOMERS (Continued)

        The outstanding accounts receivable balances due from our major customers as of March 31 were as follows (in thousands):

	2012	2011
Comcast	$1,264	$1,231
Time Warner	292	448
DirecTV	822	634
DISH	562	704

        The loss of any of our major customers would have a material adverse effect on our results of operations and financial condition.

NOTE 13—COMMITMENTS AND CONTINGENCIES

        The following table reflects our contractual cash obligations as of March 31, 2012 for each of the time periods specified (in thousands):

Year Ending March 31,	Operating Leases	Vendor Obligations	Total
2013	$1,960	$4,233	$6,193
2014	1,936	2,812	4,748
2015	1,761	1,021	2,782
2016	1,614	1,000	2,614
2017	1,121	1,000	2,121
Thereafter	5,486	500	5,986

Total minimum payments	$13,878	$10,566	$24,444

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

        During the first quarter of fiscal year 2013, we entered into an operating lease and vendor obligations through April 2012 and May 2013, respectively. The impact of the operating lease was an immaterial increase to our commitments under the obligations for the fiscal year ending March 31, 2013. The impact of the vendor obligations was an increase to our commitments under the obligations of approximately $1.4 million and $0.1 million for the fiscal years ending March 31, 2013 and 2014, respectively.

Operating Lease Obligations

        We maintain non-cancelable leases for office space and equipment under various operating leases. The leases for office space expire through January 2022 and contain annual escalation clauses. Our Transactional TV segment has entered into direct lease agreements that expire through October 2013 for the use of transponders to broadcast its channels on satellites. As the lessee of transponders under the transponder agreements, we are subject to arbitrary refusal of service by the service provider if that

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

service provider determines that the content being transmitted by us is harmful to the service provider's name or business. We had no equipment under capital lease as of March 31, 2012 or 2011.

        Rent expense for the fiscal years ended March 31, 2012 and 2011 was approximately $2.7 million and $2.2 million, respectively, which includes transponder expenses.

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

Employment Contracts

        We employ executives and certain other key employees under non-cancelable employment contracts. The employment contracts in effect as of March 31, 2012 expire through March 31, 2015. Commitments under these obligations as of March 31, 2012 were as follows (in thousands):

Year Ending March 31,
2013	$3,336
2014	2,366
2015	610

Total obligation under employment contracts	$6,312

        During the first quarter of fiscal year 2013, we entered into and extended non-cancellable employment contracts with certain key employees. These employment contracts expire through April 4, 2014. The impact of the execution and extension of the employment contracts was an increase in our commitments under the obligations of approximately $1.7 million and $0.4 million during the fiscal years ending March 31, 2013 and 2014, respectively. Additionally, we terminated an employment contract of a key employee in May 2012, which resulted in a decrease to our commitments under the obligations of $0.2 million for each of the fiscal years ending March 31, 2013 and 2014.

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

Legal Proceedings

State Court Lawsuit

        On March 9, 2012, we received an unsolicited conditional acquisition offer from Longkloof Limited, one of our existing shareholders (Longkloof), for $1.35 per share in cash, subject to certain conditions.

        On March 23, 2012, Mr. Elwood M. White filed a class action complaint in the Boulder County, Colorado District Court for the 20th Judicial District of the State of Colorado, purportedly on behalf of our public shareholders, against us and our board of directors. The complaint alleges that the individual members of our board of directors have breached their fiduciary duties owed to our shareholders in connection with their receipt of Longkloof's offer on March 9, 2012 to acquire the outstanding shares of common stock of the Company not already owned by Longkloof for $1.35 per share.

        Mr. White's complaint seeks, among other things, an order allowing the action to be maintained as a class action and certifying Mr. White as the class representative and his counsel as class counsel. It also seeks to enjoin our board of directors to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders, a declaration that our board of directors has violated their fiduciary duties, an order directing us and our board of directors to account to the class for any damages sustained because of the alleged wrongs, and an award to Mr. White of the costs of the action, including Mr. White's attorneys' and experts' fees.

        We believe Mr. White's claim is without merit and we intend to vigorously defend against this matter.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

Federal Court Lawsuit

        On April 26, 2012, Longkloof submitted to us a notice indicating its intention to nominate four individuals for election to our board of directors at our 2012 annual meeting of shareholders.

        In connection with Longkloof's intent to nominate individuals for election to our board of directors, on May 31, 2012, we filed a complaint in the United States District Court for the District of Colorado (U.S. District Court) against a publicly-traded South African conglomerate, Hosken Consolidated Investments Limited (Johannesburg Stock Exchange: HCI), its Executive Chairman, Marcel Golding, Longkloof, Mile End Limited, Sabido Investments (Pty) Ltd., Adam Rothstein, Eric Doctorow, Mahomed Khalik Ismail Sheriff, Willem Deon Nel and Barbara Wall (the Defendants).

        The complaint alleged, among other things, that the Defendants violated Section 13(d) of the Exchange Act, when they failed to disclose that the Defendants were operating as a "group" for the purposes of seeking control of our company, and the true nature, extent and intent of their "group," as required by Section 13(d) of the Exchange Act. The complaint also alleged that, because of the Defendants' failure to disclose certain information related to those acting in concert with Longkloof as required by the advance notice provisions contained in our Amended and Restated Bylaws (the Bylaws), the Defendants' notice of nominations of candidates for election to the our board of directors at the 2012 annual meeting of shareholders (the Notice) does not comply with the Bylaws' advance notice provisions, and therefore, such nominations are invalid.

        We requested relief in the form of a declaratory judgment that the Defendants did not comply with the advance notice provisions of the Bylaws and therefore, the nominations presented by the Defendants are invalid, and that the advance notice provisions of the Bylaws are valid and enforceable under Colorado law. Further, we requested relief in the form of injunctions enjoining the Defendants (a) preliminarily and permanently, from violating Section 13(d) of the Exchange Act, and engaging in any further activities with regard to their shares of our common stock until the Defendants have filed accurate disclosures under Section 13(d) of the Exchange Act, (b) preliminarily and permanently, from taking any actions contrary to or inconsistent with our board of directors' denial of the validity of the Defendants' director nominations, and (c) from acquiring additional shares of our common stock until the Defendants have filed accurate disclosures under Section 13(d) of the Exchange Act. We also requested an order that the Defendants divest themselves of any and all shares of our common stock that they may have unlawfully acquired in violation of U.S. federal securities laws.

        On June 8, 2012, the Defendants filed an answer and counterclaim in U.S. District Court in response to our complaint filed on May 31, 2012 naming us and all of the individuals currently serving on our board of directors as defendants (the Counterclaim Defendants). The counterclaim alleged, among other things, that our board of directors and/or its nominating committee and Special Committee have breached their fiduciary duties owed to our shareholders by (a) asserting that the Notice was defective, (b) failing to waive any technical defects in the Notice and (c) causing us to file the May 31, 2012 complaint against the Defendants.

        The answer and counterclaim requested, among other things, (a) a dismissal of our complaint with prejudice, (b) a declaration that the Notice is valid and effective or, in the alternative, an order that we and the individual members of our board of directors accept a corrected Notice, (c) an injunction enjoining us and our board of directors from taking any action to interfere with the ability of our shareholders to vote for the Defendants' candidates for election to our board of directors at our 2012

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

annual meeting of shareholders and (d) an award to Defendants of costs and disbursements of the action, including reasonable attorneys' fees.

        On June 20, 2012, the Defendants filed an amended answer and counterclaim, adding two new counterclaims. The additional counterclaims alleged that the Counterclaim Defendants breached their contract with the Company's shareholders and that the individuals serving on the Special Committee tortiously interfered with the electoral rights of the Company's shareholders.

        On July 12, 2012, we entered into a settlement agreement with the Defendants (the Settlement Agreement). Under the terms of the Settlement Agreement, among other things, the Defendants agreed to (a) terminate their proxy contest, (b) vote their shares of stock in our Company in favor of our board of directors nominees at our 2012 annual meeting of shareholders as well as any other proposals recommended to shareholders by our board of directors at the meeting, and (c) withdraw their nominees for election to our board of directors. We agreed, among other things, that if we do not engage in a sale, merger or similar change of control transaction by December 31, 2012, Longkloof will have the right to designate one person to our board of directors. As part of the settlement agreement, all pending litigation in the U.S. District of Colorado between us and the Defendants will be dismissed by the companies without admission of any wrongdoing by either party. In addition, the Defendants agreed to certain standstill restrictions through December 31, 2012.

        We intend to pursue any and all rights available to us and to vigorously defend all claims not dismissed pursuant to the Settlement Agreement with respect to the foregoing matters to the full extent permitted under applicable law.

        With respect to the state and federal court lawsuits discussed above, based on our current knowledge, a reasonable estimate of the possible loss or range of loss cannot be made at this time. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operation, or cash flows.

Other Legal Proceedings

        In the normal course of business, we are subject to various lawsuits and claims. We believe that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on our financial statements.

NOTE 14—BORROWING ARRANGEMENTS

        On December 13, 2011, we extended our $5.0 million line of credit through December 15, 2012. The line of credit is secured by certain accounts receivable assets and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit and is being amortized over the life of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts receivable assets securing the line of credit or $5.0 million, and the maximum borrowing base as of March 31, 2012 was $4.7 million. The average outstanding line of credit principal balance for the fiscal years ended March 31, 2012 and

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—BORROWING ARRANGEMENTS (Continued)

2011 was $0.1 million and $1.0 million, respectively. The interest rate on our line of credit during each of the fiscal years ended March 31, 2012 and 2011 was 5.75%.

        The line of credit contains both conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent, (d) a prohibition on declaring, without consent, any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients. The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of March 31, 2012 our outstanding principal balance under the line of credit was $0.1 million, and we were in compliance with the related covenants.

NOTE 15—DEFINED CONTRIBUTION PLAN

        We sponsor a 401(k) retirement plan. The plan covers all eligible employees. Employee contributions to the plan are elective and vest immediately. We also have discretion to match employee contributions. Matching contributions vest ratably over a three year period during the first three years of employee service, and matching contributions vest immediately after three or more years of employee service. Our matching contributions during each of the fiscal years ended March 31, 2012 and 2011 were approximately $0.3 million.

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

NOTE 17—RELATED PARTY TRANSACTIONS

        We paid Isaacman, Kaufman & Painter less than $0.1 million associated with legal services during the fiscal years ended March 31, 2012 and March 31, 2011. Our board member, Alan Isaacman, is a Senior Member of Isaacman, Kaufman & Painter.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY INFORMATION (UNAUDITED)

        The consolidated results of operations on a quarterly basis were as follows (in thousands, except per share amounts):

	Fiscal Year 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$10,428	$10,305	$10,209	$9,836
Gross margin	6,460	6,367	5,512	5,342
Income (loss) from continuing operations(1)	(111)	133	(99)	(3,477)
Income (loss) from discontinued operations	—	—	—	—
Net income (loss)	(111)	133	(99)	(3,477)
Net income (loss) attributable to New Frontier Media, Inc. shareholders	(108)	133	(99)	(3,477)
Per share information attributable to New Frontier Media, Inc. shareholders:
Basic income (loss) per share:
Continuing operations	(0.01)	0.01	(0.01)	(0.21)
Discontinued operations	—	—	—	—
Net income (loss) per share	(0.01)	0.01	(0.01)	(0.21)
Diluted income (loss) per share:
Continuing operations	(0.01)	0.01	(0.01)	(0.21)
Discontinued operations	—	—	—	—
Net income (loss) per share	(0.01)	0.01	(0.01)	(0.21)

(1)
During the first and fourth quarters of fiscal year 2012, we recorded charges to increase the allowance for unrecoverable accounts associated with the Film Production segment of $0.1 million and $0.6 million, respectively. During the second quarter of fiscal year 2012, we recorded film cost impairment expenses associated with the Film Production segment of approximately $0.2 million. During the fourth quarter of fiscal year 2012, we recorded goodwill impairment expenses of approximately $3.7 million associated with the Transactional TV segment. For additional information, see the Recoupable Costs and Producer Advances discussion in Note 1—Organization and Summary of Significant Accounting Policies as well as Note 5—Goodwill and Other Identifiable Intangible Assets and Note 8—Film Costs.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY INFORMATION (UNAUDITED) (Continued)

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

(1)
During the second and fourth quarters of fiscal year 2011, we recorded film cost impairment expenses associated with the Film Production segment of approximately $0.6 million and $1.6 million, respectively. We also recorded charges to increase the allowance for unrecoverable accounts associated with the Film Production segment of $0.3 million, $0.2 million and $0.3 million during the second, third and fourth quarters of fiscal year 2011, respectively. For additional information, see the Recoupable Costs and Producer Advances discussion in Note 1—Organization and Summary of Significant Accounting Policies as well as Note 8—Film Costs.

SUPPLEMENTAL INFORMATION

VALUATION AND QUALIFYING ACCOUNTS—SCHEDULE II

(in thousands)

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for unrecoverable accounts
March 31, 2012	$1,898	$606	$(37)	$2,467

March 31, 2011	$1,074	$823	$1	$1,898

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Allowance for doubtful accounts
March 31, 2012	$173	$35	$(25)	$183

March 31, 2011	$253	$19	$(99)	$173

	Balance, Beginning of Year	Additions (Deductions) Charged to Operations	Additions (Deductions) from Reserve	Balance, End of Year
Reserve for chargebacks/credits
March 31, 2012	$6	$15	$(20)	$1

March 31, 2011	$4	$47	$(45)	$6

EXHIBIT INDEX

Exhibit No.		Exhibit Description
3.01		Amended and Restated Articles of Incorporation of the Company, dated May 7, 2007(1)

3.02		Amended and Restated Bylaws of the Company, dated February 2, 2011(2)

4.01		Form of Common Stock Certificate(3)

4.02		Amended and Restated Rights Agreement between the Company and Corporate Stock Transfer, Inc., as rights agent, dated August 1, 1998(4)

4.03		Amendment to the Amended and Restated Rights Agreement between the Company and Corporate Stock Transfer, Inc., as rights agent, dated October 31, 2011(5)

4.04		Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, together with the related Form of Rights Certificate, included as Appendices A and B to the Amended and Restated Rights Agreement incorporated by reference herein as Exhibit 4.02

10.01	#	Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated October 24, 2006(6)

10.02	*	Summary of Director Compensation Arrangements(7)

10.03	*	1998 Incentive Stock Plan, dated July 21, 1998(8)

10.04	*	1999 Incentive Stock Plan, dated September 3, 1999(9)

10.05	*	Millennium Incentive Stock Option Plan, dated July 13, 2000(10)

10.06	*	2001 Incentive Stock Plan, dated June 25, 2001(11)

10.07	*	2007 Stock Incentive Plan, dated July 16, 2007(12)

10.08	*	Amended and Restated Employment Agreement between the Company and Michael Weiner, dated September 29, 2008(13)

10.09	*	Amended and Restated Employment Agreement between the Company and Grant Williams, dated September 29, 2008(13)

10.10	*	Amended and Restated Employment Agreement between the Company and Ken Boenish, dated September 29, 2008(13)

10.11	*	Amended and Restated Employment Agreement between the Company and Marc Callipari, dated September 29, 2008(13)

10.12	*	Amended and Restated Employment Agreement between the Company and Scott Piper, dated September 29, 2008(13)

10.13	#	Affiliation Agreement between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P., dated January 1, 2000 and as amended to date(14)

10.14	#	Video On Demand License Agreement between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P., dated March 13, 2000 and as amended to date(14)

10.15	#	Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, Inc., dated October 18, 2002 and as amended to date(14)

10.16	#	Pleasure Service License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Programming, a division of Comcast Corporation, dated November 16, 2000 and as amended to date(14)

Exhibit No.		Exhibit Description
10.17		First Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated October 4, 2007(14)

10.18	#	Second Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated March 13, 2008(14)

10.19	#	Third Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated July 28, 2009(15)

10.20	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Michael Weiner, dated August 31, 2009(15)

10.21	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Grant Williams, dated August 31, 2009(15)

10.22	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Ken Boenish, dated August 31, 2009(15)

10.23	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Scott Piper, dated August 31, 2009(15)

10.24	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Marc Callipari, dated August 31, 2009(15)

10.25	#	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DIRECTV, Inc., dated June 15, 2010(16)

10.26	*	2010 Equity Incentive Plan, dated June 29, 2010(17)

10.27	#	TVN-CSB Adult Services Agreement between Colorado Satellite Broadcasting, Inc. and TVN Entertainment Corporation, dated April 8, 2010(18)

10.28	#	Amendment Four to Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated July 19, 2007(19)

10.29	#	Amendment Five to Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated August 18, 2010(20)

10.30	#	Amendment Two to the Pleasure Service Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated August 18, 2010(20)

10.31	*	Form of 2010 Equity Incentive Plan Incentive Stock Option Agreement(21)

10.32	*	Form of 2010 Equity Incentive Plan Nonqualified Stock Option Agreement(21)

10.33	*	Form of 2010 Equity Incentive Plan Restricted Stock Award Agreement(21)

10.34	*	Form of 2010 Equity Incentive Plan Bonus Stock Award Agreement(21)

10.35	*	Form of 2010 Equity Incentive Plan Stock Appreciation Right Award Agreement(21)

10.36		Promissory Note between New Frontier Media, Inc. and Great Western Bank, dated December 15, 2009(22)

10.37		Commercial Security Agreement between New Frontier Media, Inc. and Great Western Bank, dated December 15, 2009(22)

10.38	#	Business Loan Agreement, as supplemented (including Change in Terms Agreement), dated December 15, 2010, between New Frontier Media, Inc. and Great Western Bank(2)

10.39		Lease Agreement Office and Industrial Space (including Assignment and Assumption of Lease between the Company and 6060 Partnership, LLP), dated October 6, 2010(2)

Exhibit No.		Exhibit Description
10.40	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Michael Weiner, dated April 1, 2011(7)

10.41	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Grant Williams, dated April 1, 2011(7)

10.42	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Ken Boenish, dated April 1, 2011(7)

10.43	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Scott Piper, dated April 1, 2011(7)

10.44	*	Second Amendment to the Amended and Restated Employment Agreement the Company and Marc Callipari, dated April 1, 2011(7)

10.45	#	Amendment to Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DIRECTV, Inc., dated May 13, 2011(23)

10.46		Fourth Amendment (inadvertently captioned Third Amendment) to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated August 11, 2011(24)

10.47	#	Third Amendment to the Affiliation Agreement between New Frontier Media, Inc. and Time Warner Cable, Inc. dated October 10, 2011(25)

10.48	#	Third Amendment to the Video on Demand License Agreement between New Frontier Media, Inc. and Time Warner Cable LLC dated September 8, 2007(25)

10.49	#	Fourth Amendment to the Video on Demand License Agreement between New Frontier Media, Inc. and Time Warner Cable Inc. dated October 10, 2011(25)

10.50	*	Executive Tuition Reimbursement Agreement between New Frontier Media, Inc. and Grant Williams dated December 7, 2011(25)

10.51		Change in Terms Agreement between New Frontier Media, Inc. and Great Western Bank dated December 15, 2011(25)

10.52	*	Form of Indemnity Agreement(26)

21.01		New Frontier Media, Inc. Subsidiaries

23.01		Consent of Independent Registered Public Accounting Firm

31.01		CEO Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.02		CFO Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.01	†	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	†	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	††	XBRL Instance Document

101.SCH	††	XBRL Taxonomy Extension Schema Document

101.CAL	††	Taxonomy Extension Calculation Linkbase Document

Exhibit No.		Exhibit Description
101.DEF	††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	††	XBRL Taxonomy Extension Presentation Linkbase Document

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

(5)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on October 31, 2011 (File No. 000-23697).

(6)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report filed on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-23697).

(7)
Incorporated by reference to the corresponding exhibit included in the Company's Annual Report filed on Form 10-K for the fiscal year ended March 31, 2011(File No. 000-23697).

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

(23)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K/A filed on July 29, 2011 (File No. 000-23697).

(24)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on August 16, 2011 (File No. 000-23697).

(25)
Incorporated by reference to the corresponding exhibit included in the Company's Quarterly Report on Form 10-Q filed on February 13, 2012 (File No. 000-23697).

(26)
Incorporated by reference to the corresponding exhibit included in the Company's Current Report on Form 8-K filed on April 3, 2012 (File No. 000-23697).

*
Denotes management contract or compensatory plan or arrangement.

#
Confidential portions of this agreement have been redacted pursuant to a confidential treatment request filed separately with the SEC.

†
Furnished, not filed.

††
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and is otherwise not subject to liability under these sections.