Form 10-K/A
period 2012-03-31
NEW FRONTIER MEDIA INC
filed 2012-07-30
CIK 847383

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-23697

NEW FRONTIER MEDIA, INC.
(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of of incorporation or organization)	84-1084061 (I.R.S. Employer Identification No.)
7007 Winchester Circle, Suite 200, Boulder, Colorado (Address of principal executive offices)	80301 (Zip Code)

Registrant's telephone number, including area code: (303) 444-0900

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock par value $.0001 Rights to Purchase Series A Junior Participating Preferred Stock	The Nasdaq Stock Market LLC

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

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment") amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 that was filed with the Securities and Exchange Commission ("SEC") on July 19, 2012 (the "Original Filing"). We are filing this Amendment solely for the purpose of including information required by Part III of Form 10-K that the Company had planned to incorporate by reference from its definitive proxy statement relating to the Company's 2012 Annual Meeting of Shareholders, and to amend Part IV as discussed further below. This information is being included in this Amendment because the Company's definitive proxy statement will not be filed within 120 days of the end of our fiscal year ended March 31, 2012, or July 29, 2012. The listing of the definitive proxy statement on the cover page of the Original Filing as a document incorporated by reference has been deleted.

        As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer. The currently dated certifications are attached hereto as Exhibits 31.03 and 31.04. Because no financial statements are contained in this Amendment, we are not including certifications pursuant to 18 U.S.C. 1350.

        Except as set forth in Part III and IV below, no other changes are made to the Original Filing other than updating the cover page of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read together with our Original Filing and our other filings made with the SEC subsequent to the filing of the Original Filing. References herein to the "Company," "we," "our," and "us" refer to New Frontier Media, Inc.

i

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

DIRECTORS

Name	Age	Position	Director Since
Michael Weiner	71	Chairman, Chief Executive Officer and Secretary	1995
Melissa Hubbard(2)(4)	53	Director	2002
Alan Isaacman(4)	70	Director	1999
David Nicholas(2)	58	Director	2002
Hiram J. Woo(1)(2)(3)(4)	77	Director	2001
Walter Timoshenko(1)(3)(4)	49	Director	2007

(1)
Member of the compensation committee

(2)
Member of the audit committee

(3)
Member of the nominations committee

(4)
Member of the special committee

EXECUTIVE OFFICERS

        Information related to our executive officers is included in Item I of the Original Filing under the caption "Executive Officers of the Registrant."

INFORMATION ABOUT THE DIRECTORS

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

        MELISSA HUBBARD.    Since 2004, Ms. Hubbard has served as outside general counsel to several investment banking and technology-related companies throughout the US, advising them on corporate, securities, licensing, compliance, employment, real estate, and franchise issues. In addition, since the early 1990s, she has served as either an arbitrator or mediator in over 300 cases administered by the American Arbitration Association ("AAA") and the Financial Industry Regulatory Authority, Inc. Ms. Hubbard has also been appointed to numerous special arbitration panels set up by the AAA, the Federal Trade Commission, the Federal Communications Commission, and the Securities and Exchange

Commission. From 2001 until 2004, Ms. Hubbard served as a partner in the business law group of Berenbaum & Weinshienk, LLC, in Denver, Colorado and as Senior Vice President and General Counsel of Keating Investments, LLC, a broker-dealer and investment banking firm in Denver, Colorado. From 1992 through June 2001, Ms. Hubbard served as Senior Vice President and General Counsel of Daniels & Associates, L.P. (now known as RBC Daniels L.P.), and an advisor to its executive committee. Located in Denver, Colorado, RBC Daniels is a leader in mergers and acquisitions and financial services to the cable, telecommunications, media, technology and internet industries worldwide. Prior to that, she was a partner in the corporate/securities group of Holland & Hart LLP, the largest Denver, Colorado based law firm in the Rocky Mountain region. She is the past co-chair of the Colorado Bar Association Communications Law Section. She received her A.B. with high honors from Stanford University in 1980 and attended Georgetown Law School and the University of Colorado Law School, from which she received her J.D. in 1983. In 2010, Ms. Hubbard received the Distinguished Alumni in Private Practice Award from the University of Colorado Law School.

        ALAN ISAACMAN.    Since 1993, Mr. Isaacman has been a senior member of Isaacman, Kaufman & Painter, P.C., a Los Angeles, California law firm. Mr. Isaacman is a renowned litigation attorney representing general corporate clients as well as clients from the media and entertainment industries. He is considered an expert on First Amendment rights and has experience in areas of copyright, antitrust, securities, right to privacy, and general entertainment law. Mr. Isaacman has successfully defended clients in First Amendment cases throughout the judicial system up to and including the Supreme Court of the United States. Mr. Isaacman received his undergraduate degree at Penn State University and received his law degree from Harvard University Law School. He is a Fellow of the American College of Trial Lawyers and is included in the Best Lawyers in America.

        DAVID NICHOLAS.    Since April 2012, Mr. Nicholas has served as an owner of Canary Technology, a provider of network monitoring equipment and as the Vice President of Sales for INovo Broadband, a provider of CPE products. From October 2010 until March 2012, Mr. Nicholas has served as Vice President/General Manager of the CATV Division of Cheetah Technologies, a privately held company specializing in HFC network performance and monitoring. From April 2008 to March 2010, Mr. Nicholas served as Vice President of Sales for the CATV Division of Symmetricom, Inc. (NASDAQ: SYMM), a supplier of timing and synchronization hardware, software and services for the telecommunications, government and enterprise markets. From November 2006 to April 2008, Mr. Nicholas served as Vice President/General Manager of BigBand Networks, a privately held company specializing in developing innovative solutions that allow cable television operators to deliver enhanced video. From March 2005 to November 2006, Mr. Nicholas was the Senior Vice President of Strategic Sales for Xtend Networks, a division of Vyyo, Inc., an Atlanta, Georgia based provider of solutions that expand bandwidth of hybrid fiber coax networks. From February 2004 until March 2005, Mr. Nicholas was Vice President of Sales for N2 Broadband, Inc., a provider of open-platform solutions that allow cable network operators and content providers to offer on-demand services like video-on-demand ("VOD"). From January 2000 until February 2004, Mr. Nicholas was Vice President of Worldwide Sales for Concurrent Computer Corporation ("Concurrent"). In that position, he was responsible for creating and implementing VOD business strategies, overseeing sales and support services, and negotiating contracts with Concurrent's major customers, such as Comcast Corporation, Time Warner, Inc., and Charter Communications, Inc. Prior to joining Concurrent, Mr. Nicholas was Executive Vice President of the Industrial Systems Division of Pioneer Electronics Corporation from 1995 to 1999, where he played a lead role in securing a major contract with Time Warner, Inc. to supply its digital set top boxes.

        HIRAM J. WOO.    Since February 2004, Mr. Woo has been President of Regal Financial & Development Corporation ("Regal"), a real estate development and planning firm. During the period of February 2004 through April 2005, Mr. Woo also served part-time as the Chief Executive Officer, President, and director of Consolidated Food Service Corporation, an owner and operator of a small chain of steakhouse restaurants in northern California. From 1997 through 2002, Mr. Woo was President and director of Steakhouse Partners, Inc., an operator of 65 full-service steakhouse restaurants located in 11 states. During his first assignment at Regal, from 1985 through 1996, Mr. Woo was President of Regal. While at Regal, Mr. Woo was responsible for acquisitions, feasibility analyses, financing, and the overall coordination of all development and construction projects with an emphasis on residential single-family homes and multiple residential units. Mr. Woo also managed over $300 million of real estate development projects in the western United States while at Regal. Mr. Woo has wide experience in accounting, tax, and management advisory services, actively practicing in a mid-size CPA firm for a period of ten years. Mr. Woo graduated from the University of California, Berkeley, with a Bachelor of Science Degree in Accounting and Finance and is a licensed Certified Public Accountant in California.

        WALTER TIMOSHENKO.    Mr. Timoshenko currently provides independent business consulting services. From 2010 to 2012, Mr. Timoshenko served as Chief Operating Officer for NYBKW, LLP, an accounting and consulting firm in New York where he oversaw operations, management, marketing, and client service. Prior to joining NYBKW, LLP, Mr. Timoshenko provided independent management, operations, marketing and related consulting services to public and private companies beginning in late 2009. From 2002 until late 2009, Mr. Timoshenko served as the Chief Marketing Officer at Weiser LLP, a top 25 U.S. accounting and consulting firm headquartered in New York City, New York. At Weiser LLP, he served on the firm's Group Executive Board, and directed marketing, communications, and research efforts and served as an advisor on strategic marketing issues. As an associate member of the American Bar Association, Mr. Timoshenko has taught courses and held seminars and training sessions on management, operations, leadership, strategic marketing, negotiating, and networking. In 2002, Mr. Timoshenko developed the Annual Firm Marketing Forum for the American Institute of Certified Public Accountants and served as its first chairman. Named one of the "Top 100 Most Influential People" by Accounting Today, Mr. Timoshenko served as Director of Marketing at a leading media and entertainment law firm on the east coast and as a Director of Marketing & Practice Development at a leading regional accounting and consulting firm, and has held management positions with Grey Advertising's LHVB Advertising Agency. Mr. Timoshenko graduated summa cum laude from St. John's University.

INFORMATION REGARDING THE COMMITTEES OF THE BOARD OF DIRECTORS

Audit Committee

        The members of the audit committee are Hiram Woo (Chair), David Nicholas, and Melissa Hubbard. The Company's board of directors has determined that each of the members of its audit committee is independent and that Mr. Woo is an "audit committee financial expert" within the meaning of the regulations of the Securities and Exchange Commission and the applicable rules of NASDAQ.

        The purpose of the audit committee is to assist the board of directors in its oversight of the integrity of the financial statements of the Company, the Company's compliance with legal and regulatory requirements, the independence and qualifications of the independent auditor, and the performance of the Company's internal audit function and the independent auditors. The audit committee, in performing its functions, among other things (i) oversees the work and compensation of the independent auditor, (ii) reviews the scope of the independent auditor's audit examination, including its engagement letter, prior to the annual audit, and reviews and approves the audit fees agreed upon and any permitted non-audit services to be provided by the independent auditors, (iii) recommends to the board of directors the retention or replacement of the independent auditors, which report solely and directly to the audit committee, and (iv) reviews and approves the internal corporate audit staff functions.

        The audit committee operates under a formal written charter that governs its duties and standards of performance. A current copy of the audit committee's charter is available on the Company's web site at www.noof.com, in the Investor Relations portion of the site.

Compensation Committee

        The members of the compensation committee are Walter Timoshenko (Chair) and Hiram Woo, each of whom is independent under the applicable rules of NASDAQ. The committee, pursuant to its charter, has the authority to make findings and recommendations for final approval to the Company's Eligible Directors—those directors who satisfy the necessary criteria to be considered at the time of any executive compensation determination (i) an "Independent Director" as defined in NASDAQ Rule 5605(a)(2), (ii) a "non-employee director" as that term is defined under Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (iii) an "outside director" as that term is defined for the purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended.

        To assist the compensation committee with its responsibilities for the fiscal year ended March 31, 2010 and the fiscal year ended March 31, 2011, it retained in early 2010 the services of Compensation Resources, Inc., which was tasked with providing the compensation committee with a competitive market analysis of base salary, total cash compensation and total direct compensation for the Company's executive officers, which included an historical analysis of the Company's executive officer compensation. Compensation Resources was also engaged to conduct a study of publicly traded companies to determine, among other things, the competitive service fee arrangements for comparable boards of directors and their committees within the media industry and for similarly-sized companies in Colorado.

        The compensation committee has the power, subject to the prior approval of the Eligible Directors, to prescribe, amend, and rescind rules, to the extent allowable under the NASDAQ and other regulatory guidance, relating to the Company's equity incentive plans, to grant stock options and other awards under the New Frontier Media, Inc. 2010 Equity Incentive Plan (the "2010 Equity Incentive Plan"), and to interpret and otherwise administer the Company's equity incentive plans. The compensation committee is also responsible for providing any required report regarding the Company's executive compensation disclosure that is to be included in the Company's annual report on Form 10-K and proxy statement, for reviewing and monitoring succession plans for the chief executive officer and the Company's other executive officers, and for reviewing appropriate insurance coverage for directors and officers.

        The compensation committee may delegate its authority to one or more subcommittees of the compensation committee, but does not have the authority to delegate any of its authority regarding the consideration and recommendation of executive officer and director compensation unless the subcommittee is comprised solely of two or more outside directors. There is currently no subcommittee of the compensation committee.

        The compensation committee operates under a formal written charter that governs its duties and standards of performance. A current copy of the compensation committee's charter is available on our website at www.noof.com, in the Investor Relations portion of the site.

Nominations Committee

        The nominations committee members are Hiram Woo (Chair) and Walter Timoshenko, each of whom is independent under applicable NASDAQ rules. Hiram Woo replaced Alan Isaacman as Chair following Mr. Isaacman's voluntary resignation from the nominations committee. The nominations committee (i) considers, and recommends to the board of directors, individuals for election as directors, (ii) recommends to the board of directors individuals for appointment on committees of the board of directors, (iii) makes recommendations to the board of directors regarding any changes to the size of the board of directors or any committee, and (iv) performs such other duties or responsibilities expressly delegated to the nominations committee by the board of directors relating to the nomination of board of directors or committee members.

        The nominations committee uses a variety of methods for identifying and evaluating nominees for director. Our nominations committee regularly assesses the appropriate size and composition of the board of directors, the needs of the board of directors and the respective committees of the board of directors, and the qualifications of candidates in light of these needs. Candidates may come to the attention of the nominations committee through shareholders, management, current members of the board of directors, or search firms. The evaluation of these candidates may be based solely upon information provided to the committee or may also include discussions with persons familiar with the candidate, an interview of the candidate or other actions the committee deems appropriate, including the use of third parties to review candidates. Additional information concerning the Nominations Committee's processes and procedures, and positions regarding diversity on the board of directors, follows under the caption "Consideration of Director Nominees".

        The nominations committee operates under a formal written charter that governs its duties and standards of performance. A copy of the charter is available on our website at www.noof.com, in the Investor Relations portion of the site.

Special Committee

        The board of directors currently has a special committee that was appointed by the board for the purpose of overseeing, with the assistance of its legal and financial advisors, a review of strategic alternatives to maximize shareholder value, including the unsolicited non-binding acquisition proposals received from Manwin Holding SARL and Longkloof Limited. The members of the special committee are Alan Isaacman, Melissa Hubbard, Hiram Woo and Walter Timoshenko. The board of directors has determined that each of the members of the special committee is independent.

CONSIDERATION OF DIRECTOR NOMINEES

Shareholder Recommendations and Nominees, and Evaluation of Incumbent Directors

        Shareholders wishing to recommend candidates for election to the board of directors by the nominations committee at an annual meeting must do so by completing a written questionnaire with respect to the background and qualification of such proposed nominee (which questionnaire shall be provided by the Company's secretary upon written request) and a written representation and agreement (in the form provided by the Company's secretary upon written request) that such proposed nominee satisfies the criteria set forth below to: New Frontier Media, Inc., 6000 Spine Road, Suite 100, Boulder, Colorado 80301, Attention: Corporate Secretary. Any such notice must, for any given annual meeting, be delivered to the Company's secretary not more than 150 days prior and not less than 120 days prior to the date of the preceding year's annual meeting. Such nominating shareholder shall demonstrate in the questionnaire that the director nominee (i) is capable of demonstrating to the reasonable satisfaction of the board of directors or a committee thereof, in its sole discretion, an understanding of basic financial statements, (ii) is over 21 years of age, (iii) has relevant business experience (taking into account the business experience of the other directors) and high moral character, in each case as determined by the board of directors or a committee thereof, in its sole discretion, (iv) satisfies such other criteria for service on the board of directors as may be publicly disclosed from time to time by the corporation, (v) has provided any other information concerning the persons recommended that must be disclosed in proxy solicitations in accordance with Regulation 14A of the Securities Exchange Act of 1934, as amended, and (vi) has included a consent signed by each person recommended stating that he or she consents to serve as a director of the Company if elected. The nominations committee retains the right to modify these minimum qualifications from time to time.

        In considering any person recommended by one of the Company's shareholders, the nominations committee will look for the same qualifications that it looks for in any other person that it is considering for a position on the board of directors. Any shareholder nominee recommended by the nominations committee and proposed by the board of directors for election at an annual meeting of shareholders will be included in the Company's proxy statement for that annual meeting.

        In evaluating an incumbent director whose term of office is set to expire, the nominations committee reviews such director's overall service to the Company during such director's term, including the number of meetings attended, level of participation, quality of performance, and any transactions with the Company engaged in by such director during his or her term. In instances where it may be necessary to select a new director nominee, the nominations committee would use its network of contacts to compile a list of potential candidates, engage the assistance of a professional search firm to assist it in the identification of qualified candidates if appropriate under the circumstances, and consider nominees recommended by our shareholders or management. The nominations committee does not distinguish between nominees recommended by our shareholders and those recommended by other parties. The nominations committee would thereafter determine whether a nominee would qualify as an Eligible Director, as described above, and would satisfy the applicable criteria for an audit committee financial expert. The nominations committee would then meet to consider the candidates and their respective qualifications, ultimately choosing an appropriate candidate by majority vote.

Director Qualifications and Diversity

        Our nominations committee evaluates and recommends candidates for membership on the board of directors consistent with criteria established by the committee and the board of directors. The nominations committee has not formally established any specific, minimum qualifications that must be met by each candidate for the board of directors or specific qualities or skills that are necessary for one or more of the members of the board of directors to possess, other than as described above under the caption "Shareholder Recommendations and Nominees, and Evaluation of Incumbent Directors". When considering a potential non-incumbent candidate, however, the nominations committee will factor into its determination the following qualities of a candidate: educational background, diversity of professional experience and personal background, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our shareholders. Our nominations committee also applies principles of diversity in its consideration of candidates for board of directors positions. In addition to considering characteristics such as race, gender and national origin, the committee also considers a variety of other characteristics, such as business and professional experience, education and skill, all leading to differences of viewpoint and other individual qualities that contribute to board of director heterogeneity. This has resulted in a diverse group of talented and capable members on our board of directors, as described in more detail below. The nominations committee retains the right to modify these minimum qualifications from time to time.

        The board of directors is composed of a diverse group of leaders in their respective fields. Many of the current directors have senior leadership experience at major domestic companies. In these positions, they have also gained core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Our directors also have an understanding of corporate governance practices and trends, which provides insight to different business processes, challenges, and strategies. Further, the Company's directors also have other industry and professional experience that makes them valuable members, such as experience in marketing, media, law and accounting, which provides diverse insight into strategic and operational issues faced from time to time by the Company.

        The nominations committee and the board of directors believe that the above-mentioned attributes, along with the leadership skills and other experiences of its board of directors members described below, provide the Company with a diverse range of perspectives and judgment necessary to guide the Company's strategies and monitor their execution. The nominations committee considered the below pertinent items relative to each director's background when they nominated such directors.

        Michael Weiner brings to the board of directors years of industry experience, building the Company from its inception to its public company status today. Mr. Weiner's leadership, drive, motivational skills, negotiation abilities, and focus on the Company's success and direction also provides the board of directors valuable insight when seeking to guide the Company into the future for the benefit of all of its shareholders.

        Melissa Hubbard is a practicing attorney who has a background in mergers and acquisitions and securities laws, which provides the Company and its management with legal insight into the Securities and Exchange Commission rules and regulations, as well as on-going business transaction-related matters. Her experience in a law firm environment, as well as her network of industry professionals, also enables her to assist the Company's management with its outside legal fees, while at the same time ensuring that the Company is retaining top quality external legal counsel for its transactional and other matters requiring legal resources. As a woman on the Company's board of directors, Ms. Hubbard also brings a diverse perspective to discussions about the Company's business and business strategies.

        Alan Isaacman is a practicing commercial litigation attorney specializing in, among other areas, First Amendment rights, and provides valuable perspective as to how these rights relate to the Company's industry. This legal expertise provides the board of directors with additional insight about the legal issues facing the Company and its industry from time to time, enabling the board of directors to navigate more nimbly than might otherwise be the case with regard to issues affecting the Company's business and prospects.

        David Nicholas is a long-time cable industry market participant with significant insight into that industry and its direction as a whole. Mr. Nicholas has valuable business relationships and contacts within the Company's several major customers. Coupled with his understanding of the technical side of the Company's business, Mr. Nicholas brings to the board of directors an objective business perspective that is invaluable to the Company as it manages its relationships with its customers and endeavors to expand those and other relationships in the industry.

        Hiram Woo brings to bear his experience as a certified public accountant and prior experience as a manager or officer in other public corporations to inform his decisions in the performance of his duties on the board of directors of the Company. His accounting and other experience enables him to provide additional guidance and insight to potential business transactions, budgeting analyses, financial projections, and the preparation and review of the Company's financial statements and relationships with outside and, when applicable, governmental auditors.

        Walter Timoshenko has many years of marketing experience through both electronic and traditional media, including in the areas of advertising, public and press relations, and internal and external communications. Together with his experience in organizational behavior, particularly with respect to motivating employees, negotiating compensation, managing departments, training personnel, and attracting, retaining and developing top performers, Mr. Timoshenko provides additional leadership and insight to the Company with respect to its compensation decisions, both performance-based and discretionary. His background and firsthand knowledge of professional services firms, especially regarding engagement pricing and related practices, also provides management with an additional resource for negotiations and relations with its own professional services firms. His understanding of the service side of accounting and law provides additional insight into project bids and completion timeframes, engagement management, billable hours, blended rates, and final reports and deliverables.

BOARD AND COMMITTEE MEETINGS

        During the Company's fiscal year ended March 31, 2012, the board of directors held eight meetings, the compensation committee held three meetings, the audit committee held four meetings, the nominations committee held three meetings and the special committee held five meetings. In addition, the independent members of the board of the directors held eight meetings in executive session. None of the Company's incumbent directors attended less than 75% of the board meetings or meetings of the board committees on which he or she served during the last completed fiscal year.

DIRECTOR ATTENDANCE AT ANNUAL MEETINGS

        The Company's directors are encouraged, but not required, to attend the annual meeting of shareholders. All of our directors attended the 2011 annual meeting of shareholders.

SHAREHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS

        Shareholders may direct any communications intended for the board of directors to the Company's Chief Legal Officer, Marc Callipari, Esq., at mcallipari@noof.com, by facsimile to (303) 444-0848, or by mail to New Frontier Media, Inc., 6000 Spine Road, Suite 100, Boulder, Colorado 80301.

        This centralized process assists the board of directors in reviewing and responding to shareholder communications in an appropriate manner. If a shareholder wishes to direct any communication to a specific board member, the name of that board member should be noted in the communication. The board of directors has instructed the Company's Chief Legal Officer to forward shareholder correspondence only to the intended recipients, and has also instructed the Chief Legal Officer to review all shareholder correspondence and, in his discretion, refrain from forwarding any items deemed to be of a commercial or frivolous nature or otherwise inappropriate for the board of directors' consideration. Any such items may be forwarded elsewhere in the Company for review and possible response. This process has been approved by a majority of our independent directors.

NON-EMPLOYEE DIRECTOR COMPENSATION FOR FISCAL YEAR 2012

Name	Fees Earned or Paid in Cash ($)(1)(2)	Total ($)
Alan Isaacman	$110,000	$110,000
Melissa Hubbard	$100,000	$100,000
Walter Timoshenko	$107,500	$107,500
David Nicholas	$87,500	$87,500
Hiram Woo	$105,000	$105,000

(1)
Each director who is not a Company employee receives for performance to the Company of general board of director services, including attendance at regular and special board meetings, an annual fee of $80,000, payable in equal quarterly installments. Each such director receives an additional annual fee of $7,500 for each currently constituted board committee on which the director serves, and the chairman of each such committee receives an additional annual fee of $2,500 for such service. If at any time the board deems it appropriate to form a new board committee, the independent members of the board shall, in their sole discretion, determine appropriate compensation for directors performing such additional services. Each director is also reimbursed for reasonable expenses incurred in connection with the services provided as a member of the board and its committees. Each director may also receive discretionary share-based compensation awards as recommended from time to time by the board's compensation committee and approved by a majority of the then independent members of the board of directors.

(2)
A special committee was formed in February 2012 to direct a strategic review process in order to explore strategic alternatives for the Company. Each board member serving on the special committee receives a monthly fee of $5,000, and the chairman of such committee receives an additional monthly fee of $5,000 for such service.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16 of the Securities Exchange Act of 1934, as amended, and the related rules of the Securities and Exchange Commission require our directors and executive officers and beneficial owners of more than 10% of our shares of common stock to file reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of such reports provided to us and written representations from such persons regarding the necessity to file such reports, it was determined that (i) one Form 5 reporting a deminimus acquisition on December 8, 2011, of 100 shares of our common stock by a director, Mr. Alan Isaacman, was inadvertently filed late and (ii) one Form 3 and approximately eight Forms 4 reporting the acquisitions between September 6, 2011 and October 28, 2011 by Longkloof Ltd. and its affiliates of an aggregate of 254,100 shares of our common stock were filed late. Other than as disclosed above, we are not aware of any other Section 16 reporting deficiencies of any other reporting persons during the applicable compliance period.

CORPORATE GOVERNANCE

        The Company operates according to a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct, and assuring compliance with those responsibilities and standards. The Company regularly monitors developments in the area of corporate governance and will continue to make adjustments from time to time to ensure compliance in this area. Information regarding our corporate governance that is not provided below is described elsewhere in this Annual Report on Form 10-K/A.

Corporate Governance Guidelines

        The Company has adopted Corporate Governance Guidelines that are intended to promote the functioning of the board of directors and its committees and to set forth, among other things, the duties, responsibilities and qualifications of the members of the board of directors. A copy of the Corporate Governance Guidelines is available on our website at www.noof.com, in the Investor Relations portion of the site.

Code of Ethics

        All of our directors, officers and employees are subject to a Code of Business Conduct and Ethics, and our financial management, including our principal executive, financial and accounting officers, are also subject to an additional Code of Ethics for Financial Management. Each of these codes is available for review under the Corporate Governance link in the Investor Relations portion of the Company's website: www.noof.com. Any amendments to any of the provisions of the codes that are applicable to our principal executive, financial or accounting officers and are required under applicable laws, rules and regulations to be disclosed publicly will be posted for review in the above identified area of our website, and any waivers of such provisions or similar provisions applicable to our directors will be disclosed on Form 8-K as required by the applicable rules promulgated under the Securities Exchange Act of 1934, as amended. Violations of either code of ethics may be reported anonymously to the

Company's audit committee through a link in the Investor Relations section of our website at www.noof.com.

BOARD OF DIRECTORS LEADERSHIP STRUCTURE AND RISK OVERSIGHT

        Our Company is led by Michael Weiner, who co-founded the Company and has served as our Chairman and Chief Executive Officer since January 2004. Since becoming a public company, all of our Chief Executive Officers have simultaneously served as chairman of our board of directors. Our board of directors is comprised of Mr. Weiner and five other directors who have been determined to be independent directors under the applicable rules of the NASDAQ. The board also has the following standing committees: an audit committee; a nominations committee; a compensation committee; and a special committee. Each of the committees is composed solely of independent directors with each committee having an independent director serving as chair.

        Our Company's bylaws do not require that the roles of Chairman and Chief Executive Officer be combined, but we believe our Company and its shareholders have been well-served by this leadership model. Having a single person lead the Company and the board of directors provides clear leadership, helps to maintain a uniform management vision for the Company and the board of directors and creates efficiency in the Company's management. Pursuant to Securities and Exchange Commission and NASDAQ rules, regularly scheduled executive sessions of independent directors are also held at least annually. Such meetings promote open discussion by the independent directors, enabling them to serve as a check on management, if necessary. The meetings of the independent directors are chaired by a presiding director, who is an independent director appointed by the independent directors then participating in the meeting.

        Our independent audit committee is responsible for oversight of the risk assessment and risk management functions of the Company, including discussing with management the Company's major risk exposures and the steps management has taken to monitor and control such exposures. While the audit committee has primary responsibility for oversight of risk management and assessment, the entire board of directors is involved in this process. Additionally, each board of directors committee evaluates the specific risks within its area of responsibility.

        One of the responsibilities of our board of directors and its independent nominations committee is to evaluate the effectiveness of the board of directors and make recommendations regarding its organization and operation. While we recognize that different board leadership structures may be appropriate for different companies, we believe our current leadership structure, as described above, provides the most effective form of leadership for our Company at this time. We believe that our directors provide effective oversight of risk management through the board of directors' regular dialogue with Company management and assessment of specific risks within each committee's areas of responsibility.

Item 11.    Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Michael Weiner	2012	600,000	—	17,826	37,452	(2)	655,278
Chairman of the Board and Chief	2011	600,000	300,000	—	41,877	(2)	941,887
Executive Officer
Grant Williams	2012	285,000	—	31,196	25,466	(3)	341,662
Chief Financial Officer	2011	285,000	30,000	—	22,534	(3)	337,534
Scott Piper	2012	300,000	—	44,565	23,094	(4)	367,659
Chief Technology and Information	2011	300,000	35,000	—	23,829	(4)	358,829
Officer
Ken Boenish	2012	176,923	—	178,260	248,977	(6)	604,160
Former President(5)	2011	500,000	350,000	—	33,556	(7)	883,556

(1)
Reflects the aggregate grant date fair value of grants of stock options to each of the listed officers in the years shown. Assumptions used in the calculation of these amounts are included in Note 3 to our audited financial statements for the year ended March 31, 2012 that are included in this Annual Report on Form 10-K.

(2)
Amount includes car allowance, utilization of administrative employees for non-work related matters, premiums for long-term care and long-term disability insurance, cable/direct broadcast and home broadband services, and Company contributions to 401(k) plan. Amounts also include airport terminal airline club membership fees in fiscal year 2011.

(3)
Amount includes car allowance, premiums for long-term disability insurance, cable/direct broadcast and home broadband services, and Company contributions to 401(k) plan. Amounts also include tuition reimbursement in fiscal year 2012.

(4)
Amount includes car allowance, premiums for long-term disability insurance, cable/direct broadcast and home broadband services, and Company contributions to 401(k) plan.

(5)
Mr. Boenish's resigned his position with the Company on August 2, 2011. As a result of the aggregate amount of compensation paid to Mr. Boenish during the fiscal year ended March 31, 2012 pursuant to his employment agreement, he is required by applicable rules of the Securities and Exchange Commission to be included in this table and therefore deemed a named executive officer for the purposes of reporting executive compensation for the fiscal year ended March 31, 2012.

(6)
On August 2, 2011, Mr. Ken Boenish resigned his position as the Company President and his employment agreement was terminated. In connection with the resignation, the Company entered into a transition services and consulting agreement through August 4, 2012, and agreed to pay Mr. Boenish $30,000 per month, for a total of approximately $236,000 for fiscal year 2012, through the term of the agreement. The amount also includes car allowance, premiums for long-term disability insurance, cable/direct broadcast and home broadband services, and Company contributions to 401(k) plan.

(7)
Amount includes car allowance, utilization of administrative employees for non-work related matters, premiums for long-term disability insurance, cable/direct broadcast and home broadband services, Company contributions to 401(k) plan, and airport terminal airline club membership fees.

Employment Contracts of Named Executive Officers

        The Company has entered into employment agreements with each of our named executive officers. The agreement with Mr. Weiner expires on March 31, 2015, and the agreements with the other named executive officers expire on March 31, 2014. The agreements provide for base salaries and discretionary bonuses and, with respect to the chief executive officer, performance-based bonuses (based on pre-established objective criteria). For the fiscal year ending March 31, 2012, base salaries for Messrs. Weiner, Williams, and Piper will remain at their prior fiscal year levels as follows: $600,000, $285,000, and $300,000, respectively. The base salaries are subject to increases during the employment terms at the discretion of our compensation committee, subject to approval by the Eligible Directors. Aggregate bonus targets have been capped through fiscal year 2013 for Mr. Weiner at his applicable base salary. The performance based portion comprises one-third of Mr. Weiner's aggregate bonus target. The compensation committee recommends, subject to approval by the Eligible Directors, whether to award discretionary bonuses. Except with respect to Mr. Williams, the employment agreements of our executive officers contain covenants not to compete and not to solicit employees of the Company for a period of one year following the date upon which the executive officer ceases to be paid any compensation by the Company.

        The Company entered into an Executive Tuition Reimbursement Agreement with Mr. Williams, pursuant to which the Company agreed to reimburse tuition expenses incurred by Mr. Williams in connection with additional professional education he is pursuing for the benefit of the Company, to the extent such tuition expenses are not reimbursed by the Company's existing reimbursement program. Under the agreement, the tuition expenses will be reimbursed in three equal annual installments with the first installment due on the first year anniversary date of Mr. Williams' graduation from the two year executive MBA program and subject in all instances to Mr. Williams' continued employment with the Company through the applicable reimbursement period. Assuming the entire amount of the tuition is reimbursed, the Company is expected to reimburse approximately $61,000 of aggregate tuition expenses.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Michael Weiner	168,750	(1)	56,250	(1)	4.67	04/02/2018
Chairman of the Board and Chief Executive	150,000	(2)	—		2.15	12/15/2019
Officer	—		20,000	(3)	2.04	04/01/2021
Grant Williams	10,000	(4)	—		8.71	10/16/2016
Chief Financial Officer	20,000	(5)	—		5.25	12/17/2017
	20,000	(2)	—		2.15	12/15/2019
	—		35,000	(6)	2.04	04/01/2021
Scott Piper	15,000	(8)	—		9.42	02/05/2017
Chief Technology and Information Officer	18,750	(1)	6,250	(1)	4.67	04/02/2018
	20,000	(2)	—		2.15	12/15/2019
	—		50,000	(6)	2.04	04/01/2021
Ken Boenish	—		—		—	—
Former President(7)

(1)
Granted on April 2, 2008 and exercisable in 25% annual increments beginning on April 2, 2009.

(2)
Granted on December 15, 2009.

(3)
Granted on April 1, 2011 and exercisable in 25% annual increments beginning on April 1, 2012.

(4)
Granted on October 16, 2006.

(5)
Granted on December 17, 2007.

(6)
Granted on April 1, 2011 and exercisable in 33% annual increments on April 1, 2012 and April 1, 2013 and a 34% increment on April 1, 2014.

(7)
Mr. Boenish resigned his position with the Company on August 2, 2011.

(8)
Granted on February 5, 2007.

POTENTIAL PAYMENTS UPON TERMINATION

        The following table shows potential payouts upon various termination scenarios for our named executive officers, assuming termination as of March 31, 2012.

Name	Benefit	Termination by the Company without Cause or by the executive for Good Reason ($)(1)(3)		Termination After Change in Control ($)(2)(3)
Michael Weiner	Severance pay	1,800,000		1,800,000
Chief Executive Officer	Bonus payment	—		150,000
	Health and welfare	15,940		15,940
	Vesting of outstanding options	—	(4)	—	(4)
Grant Williams	Severance pay	570,000		570,000
Chief Financial Officer	Bonus payment	—		15,000
	Health and welfare	31,206		31,206
	Vesting of outstanding options	—	(4)	—	(4)
	Tuition Reimbursement	59,000		59,000
Scott Piper	Severance pay	600,000		600,000
Chief Technology and Information	Bonus payment	—		17,500
Officer	Health and welfare	—		—
	Vesting of outstanding options	—	(4)	—	(4)
Ken Boenish(5)	Severance pay	—		—
Former President	Bonus payment	—		—
	Health and welfare	—		—
	Vesting of outstanding options	—		—

(1)
The amounts represent severance benefits under the employment agreements of our named executive officers in the event an executive's employment is terminated (a) by the employer without cause (subject to the applicable officer's execution of a written release in favor of employer), (b) by the executive for a material breach by the employer of executive's employment agreement, or (c) by the executive for good reason (material diminution in position or responsibility). Following any such termination, in addition to any accrued entitlements (for example, accrued but unpaid base salary) and immediate vesting of all outstanding options, the executive officer would be entitled to continue to receive the executive officer's base salary for the duration of the employment period (or, if longer, 24 months in the case of the chief executive officer and 18 months in the case of the other executive officers). Additionally, the executive officers would continue to be entitled to receive substantially equivalent benefits for the duration of the employment period. In addition, if any such termination occurs during our fourth fiscal quarter, any bonus for eligible executives based on pre-established objective criteria would be prorated based upon the number of months worked in the fiscal year if the executive officer achieved, or is on track to achieve, the applicable criteria.

(2)
The amounts represent payments if termination occurs by the executive officers after a change in control for any of the following reasons: (i) assignment of duties not reasonably consistent with the named executive officer's position, duties, responsibilities, titles or offices prior to the change in control; (ii) relocation of the Company's executive offices outside of the Boulder, Colorado area; (iii) material change in the then effective title of the named executive officer; or (iv) any reduction in the executive's then current base salary. Except as described below, our named executive officers are entitled under their employment agreements to receive the benefits described in note (1) above following a voluntary termination of employment by them for the reasons described above after a change in control. In the event of any such voluntary termination, eligible named executive officers would also be entitled to a lump-sum payment (rather than salary continuation) equal in amount to the executive officer's base salary for the remaining term of the employment agreement or 18 months (24 months in the case of the chief executive officer), whichever is greater (or 24 months in the case of the chief financial officer), and an amount equal to one year's bonus as measured by the average annual bonus awarded to the executive officer during the two preceding full bonus years.

(3)
Notwithstanding the above described severance and change in control arrangements, in the event that any of the named executive officers is at the time of their employment termination a "specified employee" within the meaning of Section 1.409A-1(i) of the treasury regulations promulgated under the Internal Revenue Code of 1986, as amended, all of such payments shall be delayed until six months after the date of such termination, except that during such six-month period we will make all payments provided for under the agreements to the extent that they do not exceed two times the lesser of the named executive officer's prior year annualized compensation and the maximum amount that may be taken into account under a qualified plan pursuant to Section 401(a)(17) of the Internal Revenue Code for the year in which the termination occurs, and any amounts deferred as provided herein shall be paid in a lump-sum amount at the expiration of such six-month period.

(4)
The estimated benefit from the vesting of outstanding options was calculated by multiplying the number of unvested options held by the applicable named executive officer by the difference between the closing price of our common stock on March 30, 2012, which was $1.55, and the exercise price of the option.

(5)
Mr. Boenish resigned his position with the Company on August 2, 2011.

LIMITS ON LIABILITY AND INDEMNIFICATION

        The Company's amended and restated articles of incorporation, as amended, eliminate, in the absence of fraud, the liability of our executive officers and directors to the Company and its shareholders for any profit realized by them from or through any contract, lease or other dealing with the Company. The Company's amended and restated bylaws provide that, to the fullest extent permitted by the Colorado Business Corporation Act, as amended, a director of the corporation shall not be liable to the corporation or its shareholders for monetary damages for any action taken or any failure to take any action as a director, unless the breach or failure involves: (i) a violation of criminal law; (ii) a transaction from which the director derived an improper personal benefit, either directly or indirectly; (iii) distributions in violation of the Colorado Business Corporation Act, as amended, or the articles of incorporation of the Company (but only to the extent provided by law); (iv) willful misconduct or disregard for the best interests of the Company concerning any acts or omissions concerning any proceeding other than in the right of the Company or a shareholder; or (v) reckless, malicious or wanton acts or omissions concerning any proceeding other than in the right of the Company or of a shareholder. Our amended and restated articles of incorporation, as amended, and amended and restated bylaws further provide for indemnification by the Company of its officers and directors to the fullest extent permitted by Colorado law.

        The Company has entered indemnity agreements with each member of the Company's board of directors and executive officers including, Ms. Melissa Hubbard and Messrs. Weiner, Isaacman, Nicholas, Woo, Timoshenko, Williams, Piper and Callipari. Pursuant to the indemnity agreement, the Company shall, to the fullest extent permitted by the laws of the State of Colorado and as set forth in the indemnity agreement, indemnify each of them in connection with actions, suits, inquiries, interviews, investigations, arbitrations or other proceedings arising out of such person's service as an officer, director and or agent of the Company, subject to the terms, conditions and limitations contained in the indemnity agreement.

        Insofar as indemnification for liabilities under the Securities Act of 1933, as amended, may be permitted to directors, officers, and controlling persons of the Company under the foregoing provisions or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Each of Messrs. Woo and Timoshenko served on the compensation committee of the board of directors during the Company's fiscal year ended March 31, 2012. Neither of such directors has been an employee or officer of the Company. During the Company's last completed fiscal year, none of the Company's executive officers served on the compensation committee or board of directors of another entity whose executive officers served on the Company's compensation committee or board of directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The following table sets forth, as of March 31, 2012, the number of shares of our common stock to be issued upon exercise of outstanding options, warrants, and rights, the weighted average exercise price of outstanding options, warrants, and rights, and the number of securities available for future issuance under our 2010 Equity Incentive Plan.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,096,952	$4.08	495,000
Equity compensation plans not approved by security holders	—	$—	—

Total	2,096,952	$4.08	495,000

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table sets forth information known as of June 30, 2012 regarding beneficial ownership of our common stock by our directors and executive officers listed in the summary compensation table under the heading "Executive Compensation", who we refer to as our named executive officers, each beneficial owner (based upon our review of documents filed by them with the Securities and Exchange Commission under Sections 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended) of 5% or more of the outstanding shares of the Company's common stock, and our directors and executive officers as a group. Under the rules of the Securities and Exchange Commission, a person is deemed a beneficial owner of a security if that person, directly or indirectly, has or shares voting or investment power over the security. In addition, a person is deemed a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security, as described above, within 60 days, including through the exercise of stock options or warrants or through conversion of a security. Shares of common stock issuable within 60 days of June 30, 2012 upon exercise or conversion of outstanding stock options, warrants, or convertible instruments are deemed outstanding for purposes of computing the percentage of outstanding securities of the class owned by such person, but are not deemed outstanding for purposes of computing the percentage of the class owned by any other person. None of the shares shown as beneficially owned by the executive officers or directors have been pledged as security. Unless otherwise indicated by footnote, the beneficial owners of the voting securities shown in the table below have sole voting and investment power over the shares shown as beneficially owned by them, subject to community property laws. We have calculated the percentages based on 16,190,408 shares of common stock outstanding as of the close of business on June 30, 2012.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent
Michael Weiner	637,162	(1)	3.8%
Grant Williams	62,550	(2)	*
Scott Piper	76,500	(3)	*
Alan Isaacman	366,235	(4)	2.3%
Melissa Hubbard	142,500	(5)	*
David Nicholas	108,860	(6)	*
Walter Timoshenko	32,000	(7)	*
Hiram Woo	67,790	(8)	*
Ken Boenish	—		—
All current executive officers and directors as a group (9 Persons)	1,560,147	(9)	9.1%
Longkloof Limited	2,578,831	(10)	15.9%
Sir Walter Raleigh House
48-50 Esplanade
St. Helier, Jersey
JEI 4HH
FMR LLC	1,949,400	(11)	12.0%
82 Devonshire Street
Boston, MA 02109
Renaissance Technologies LLC	1,045,700	(12)	6.5%
800 Third Avenue
New York, NY 10022

*
Represents less than 1%.

(1)
Includes the right to acquire within 60 days 380,000 shares of common stock upon the exercise of currently outstanding stock options.

(2)
Includes the right to acquire within 60 days 61,550 shares of common stock upon the exercise of currently outstanding stock options.

(3)
Represents shares of common stock that may be acquired within 60 days upon exercise of currently outstanding stock options.

(4)
Includes the right to acquire within 60 days 85,000 shares of common stock upon the exercise of currently outstanding stock options.

(5)
Includes the right to acquire within 60 days 95,000 shares of common stock upon the exercise of currently outstanding stock options.

(6)
Includes the right to acquire within 60 days 90,000 shares of common stock upon the exercise of currently outstanding stock options.

(7)
Includes the right to acquire within 60 days 10,000 shares of common stock upon the exercise of currently outstanding stock options.

(8)
Includes the right to acquire within 60 days 60,000 shares of common stock upon the exercise of currently outstanding stock options.

(9)
Includes the right to acquire within 60 days 924,600 shares of common stock upon the exercise of currently outstanding stock options.

(10)
Based solely on a Schedule 13D/A filed by Longkloof Limited on April 27, 2012. Includes 2,175,100 shares of common stock held by Longkloof Limited and 403,731 shares of common stock held by Mile End Limited. An individual who is affiliated with Mile End Limited also serves as an executive board member of the holding company of Longkloof Limited and, consequently, Longkloof may be deemed to have voting control and investment discretion over securities owned by Mile End Limited. Each of Longkloof Limited and Mile End Limited has sole voting and dispositive power with respect to the shares of the Company's common stock it holds.

(11)
Based solely on a Schedule 13G/A filed by FMR LLC on February 16, 2010, each of FMR LLC and Edward C. Johnson 3d has sole dispositive power and no voting power over these shares. Fidelity Management & Research Company ("Fidelity"), 82 Devonshire Street, Boston, Massachusetts 02109, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is also the beneficial owner of the shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Low-Priced Stock Fund, amounted to 1,949,400 shares of the common stock outstanding. Fidelity Low-Priced Stock Fund has its principal business office at 82 Devonshire Street, Boston, Massachusetts 02109. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees.

(12)
Based solely on a Schedule 13G/A filed by Renaissance Technologies LLC on February 13, 2012. Each of Renaissance Technologies LLC and Renaissance Technologies Holdings Corporation has sole voting and dispositive power over these shares.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

RELATED PERSON TRANSACTION POLICY

        The audit committee of our board of directors has adopted by resolution policies and procedures for the review, approval or ratification of all transactions involving the Company and any "related person" as defined under applicable rules of the Securities and Exchange Commission. The policy covers any related person transaction that meets or is expected to meet the minimum dollar threshold for disclosure in the proxy statement under such applicable rules (generally, transactions involving amounts exceeding the lesser of (i) $120,000 or (ii) one percent of the average of the Company's total assets as the end of its last two completed fiscal years, in which a related person has a direct or indirect material interest). Under the policy:

  •
  Any proposed related person transaction must be reported to one of the Company's authorized officers: the chief executive officer, the chief financial officer or the chief legal officer, and reviewed and approved by the audit committee, after full disclosure of the related person's interest in the transaction, whenever practicable prior to effectiveness or consummation of the transaction.

  •
  If any of the authorized officers determines that advance approval of a transaction is not practicable under the circumstances, the audit committee shall review the transaction, after full disclosure of the related person's interest in the transaction, and, in its discretion, may ratify the transaction at the next audit committee meeting or at its next meeting following the date that such transaction comes to the attention of an authorized officer.

  •
  An authorized officer may present any transaction arising in the time period between meetings of the audit committee to the chair of the audit committee, who shall review and may approve such transaction, subject to ratification, after full disclosure of the related person's interest in the transaction, by the audit committee at the next audit committee meeting.

  •
  Transactions involving compensation of executive officers shall be reviewed and approved by the compensation committee and ratified by the Eligible Directors, pursuant to the compensation committee charter.

  •
  When reviewing a related person transaction, the audit committee will consider all relevant information available to it, and the audit committee may approve or ratify such transaction only if the audit committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, the best interests of the Company.

  •
  The audit committee may, in its sole discretion, impose such conditions as it deems appropriate on the Company or the related person in connection with the approval of such transaction.

RELATED PERSON TRANSACTIONS

        There were no transactions involving the Company and any "related person" as defined under applicable rules of the Securities and Exchange Commission during the fiscal year ended March 31, 2012, that were required to be disclosed herein pursuant to applicable rules of the Securities and Exchange Commission.

DIRECTOR INDEPENDENCE

        No director or executive officer of the Company is related to any other director or executive officer, and none of the Company's officers or directors hold any directorships in any other public company. The Company's board of directors has made the affirmative determination that a majority of the Company's board members are independent directors in compliance with the applicable listing rules of The NASDAQ Stock Market ("NASDAQ"). The independent directors as determined by the board of directors are Ms. Hubbard and Messrs. Isaacman, Nicholas, Woo, and Timoshenko.

        In reaching its determination that Mr. Isaacman is an independent director under applicable NASDAQ rules, the board of directors considered fees paid of approximately $39,000 to Isaacman, Kaufman & Painter, P.C. for legal services rendered by it to the Company during the fiscal year ended March 31, 2012, as well as fees paid of approximately $117,000 to the firm by Mr. Weiner's spouse for legal services rendered by it to Mr. Weiner's spouse that are wholly unrelated to the Company or its business. Mr. Isaacman is a senior member of Isaacman, Kaufman & Painter, P.C. and may be deemed to benefit directly or indirectly from the payment of such fees to the law firm to the extent of his membership interest in the law firm. Based on the foregoing, the board of directors has concluded that the fees paid to Isaacman, Kaufman & Painter, P.C. by the Company and Mr. Weiner's spouse do not impact Mr. Isaacman's status as an independent director under NASDAQ rules.

        To the knowledge of the board of directors, there are no other transactions between the Company and any of its executive officers or directors, or among any of them, whether direct or indirect, that were considered by the board of directors in connection with its determination of director independence under applicable Securities and Exchange Commission and NASDAQ rules.

Item 14.    Principal Accounting Fees and Services.

FEES BILLED BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Fees

        The aggregate fees billed for professional services rendered by Grant Thornton LLP for the audit of the Company's annual financial statements and reviews of the financial statements included in the Company's quarterly reports on Form 10-Q were approximately $543,000 in fiscal year 2012 and $376,000 in fiscal year 2011. For the fiscal years 2012 and 2011, such fees included the audit of the Company's annual financial statements and review of the financial statements included in the Company's quarterly reports on Form 10-Q filed for such fiscal years.

Audit-Related Fees

        The aggregate fees billed for assurance and related services rendered by Grant Thornton LLP that are reasonably related to the performance of the audit or review of the Company's financial statements not reported above were approximately $16,000 in fiscal year 2012 and approximately $19,000 in fiscal year 2011. These fees were principally related to the audit of the Company's 401(k) plan.

Tax Fees

        The aggregate fees billed for professional services rendered by Grant Thornton LLP for tax compliance, tax advice and tax planning were approximately $117,000 in fiscal year 2012 and approximately $114,000 in fiscal year 2011.

All Other Fees

        There were no other fees billed for products offered or professional services rendered by Grant Thornton LLP for the fiscal years ended March 31, 2012 and 2011.

Audit Committee Pre-Approval Policy

        The audit committee reviews and pre-approves all audit and permitted non-audit services provided by our independent registered public accounting firm on a case-by-case basis. Our chief financial officer is responsible for presenting the audit committee with an overview of all proposed audit, audit-related, tax or other non-audit services to be performed by our independent registered public accounting firm. The presentation must be in sufficient detail to define clearly the services to be performed. The chair of the audit committee has the authority to pre-approve any additional audit or permitted non-audit services provided to the Company. Any such additional audit or permitted non-audit services pre-approved by the chair are presented to, and ratified by, the entire audit committee at the next regularly scheduled meeting of the audit committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

1)    Financial Statements

        The financial statements listed in the Table of Contents to Consolidated Financial Statements have been previously filed with the Original Filing.

2)    Financial Statement Schedules

        All schedules have been included in the Consolidated Financial Statements, Notes thereto, or Supplemental Information Schedules included in the Original Filing.

3)    Exhibits

        A list of exhibits filed with this report is set forth in the Exhibit Index hereto, which is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW FRONTIER MEDIA, INC.
By:	/s/ MICHAEL WEINER
	Name:	Michael Weiner
	Title:	Chief Executive Officer
	Date:	July 30, 2012

EXHIBIT INDEX

Exhibit No.		Exhibit Description
3.01		Amended and Restated Articles of Incorporation of the Company, dated May 7, 2007(1)

3.02		Amended and Restated Bylaws of the Company, dated February 2, 2011(2)

4.01		Form of Common Stock Certificate(3)

4.02		Amended and Restated Rights Agreement between the Company and Corporate Stock Transfer, Inc., as rights agent, dated August 1, 1998(4)

4.03		Amendment to the Amended and Restated Rights Agreement between the Company and Corporate Stock Transfer, Inc., as rights agent, dated October 31, 2011(5)

4.04		Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock, together with the related Form of Rights Certificate, included as Appendices A and B to the Amended and Restated Rights Agreement incorporated by reference herein as Exhibit 4.02

10.01	#	Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated October 24, 2006(6)

10.02	*	Summary of Director Compensation Arrangements(7)

10.03	*	1998 Incentive Stock Plan, dated July 21, 1998(8)

10.04	*	1999 Incentive Stock Plan, dated September 3, 1999(9)

10.05	*	Millennium Incentive Stock Option Plan, dated July 13, 2000(10)

10.06	*	2001 Incentive Stock Plan, dated June 25, 2001(11)

10.07	*	2007 Stock Incentive Plan, dated July 16, 2007(12)

10.08	*	Amended and Restated Employment Agreement between the Company and Michael Weiner, dated September 29, 2008(13)

10.09	*	Amended and Restated Employment Agreement between the Company and Grant Williams, dated September 29, 2008(13)

10.10	*	Amended and Restated Employment Agreement between the Company and Ken Boenish, dated September 29, 2008(13)

10.11	*	Amended and Restated Employment Agreement between the Company and Marc Callipari, dated September 29, 2008(13)

10.12	*	Amended and Restated Employment Agreement between the Company and Scott Piper, dated September 29, 2008(13)

10.13	#	Affiliation Agreement between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P., dated January 1, 2000 and as amended to date(14)

10.14	#	Video On Demand License Agreement between the Company and Time Warner Cable, a division of Time Warner Entertainment Company, L.P., dated March 13, 2000 and as amended to date(14)

10.15	#	Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, Inc., dated October 18, 2002 and as amended to date(14)

Exhibit No.		Exhibit Description
10.16	#	Pleasure Service License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Programming, a division of Comcast Corporation, dated November 16, 2000 and as amended to date(14)

10.17		First Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated October 4, 2007(14)

10.18	#	Second Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated March 13, 2008(14)

10.19	#	Third Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated July 28, 2009(15)

10.20	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Michael Weiner, dated August 31, 2009(15)

10.21	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Grant Williams, dated August 31, 2009(15)

10.22	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Ken Boenish, dated August 31, 2009(15)

10.23	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Scott Piper, dated August 31, 2009(15)

10.24	*	First Amendment to the Amended and Restated Employment Agreement between the Company and Marc Callipari, dated August 31, 2009(15)

10.25	#	Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DIRECTV, Inc., dated June 15, 2010(16)

10.26	*	2010 Equity Incentive Plan, dated June 29, 2010(17)

10.27	#	TVN-CSB Adult Services Agreement between Colorado Satellite Broadcasting, Inc. and TVN Entertainment Corporation, dated April 8, 2010(18)

10.28	#	Amendment Four to Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated July 19, 2007(19)

10.29	#	Amendment Five to Adult VOD License Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated August 18, 2010(20)

10.30	#	Amendment Two to the Pleasure Service Agreement between Colorado Satellite Broadcasting, Inc. and Comcast Cable Communications, LLC, dated August 18, 2010(20)

10.31	*	Form of 2010 Equity Incentive Plan Incentive Stock Option Agreement(21)

10.32	*	Form of 2010 Equity Incentive Plan Nonqualified Stock Option Agreement(21)

10.33	*	Form of 2010 Equity Incentive Plan Restricted Stock Award Agreement(21)

10.34	*	Form of 2010 Equity Incentive Plan Bonus Stock Award Agreement(21)

10.35	*	Form of 2010 Equity Incentive Plan Stock Appreciation Right Award Agreement(21)

10.36		Promissory Note between New Frontier Media, Inc. and Great Western Bank, dated December 15, 2009(22)

10.37		Commercial Security Agreement between New Frontier Media, Inc. and Great Western Bank, dated December 15, 2009(22)

Exhibit No.		Exhibit Description
10.38	#	Business Loan Agreement, as supplemented (including Change in Terms Agreement), dated December 15, 2010, between New Frontier Media, Inc. and Great Western Bank(2)

10.39		Lease Agreement Office and Industrial Space (including Assignment and Assumption of Lease between the Company and 6060 Partnership, LLP), dated October 6, 2010(2)

10.40	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Michael Weiner, dated April 1, 2011(7)

10.41	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Grant Williams, dated April 1, 2011(7)

10.42	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Ken Boenish, dated April 1, 2011(7)

10.43	*	Second Amendment to the Amended and Restated Employment Agreement between the Company and Scott Piper, dated April 1, 2011(7)

10.44	*	Second Amendment to the Amended and Restated Employment Agreement the Company and Marc Callipari, dated April 1, 2011(7)

10.45	#	Amendment to Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming by and between Colorado Satellite Broadcasting, Inc. and DIRECTV, Inc., dated May 13, 2011(23)

10.46		Fourth Amendment (inadvertently captioned Third Amendment) to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation, dated August 11, 2011(24)

10.47	#	Third Amendment to the Affiliation Agreement between New Frontier Media, Inc. and Time Warner Cable, Inc. dated October 10, 2011(25)

10.48	#	Third Amendment to the Video on Demand License Agreement between New Frontier Media, Inc. and Time Warner Cable LLC dated September 8, 2007(25)

10.49	#	Fourth Amendment to the Video on Demand License Agreement between New Frontier Media, Inc. and Time Warner Cable Inc. dated October 10, 2011(25)

10.50	*	Executive Tuition Reimbursement Agreement between New Frontier Media, Inc. and Grant Williams dated December 7, 2011(25)

10.51		Change in Terms Agreement between New Frontier Media, Inc. and Great Western Bank dated December 15, 2011(25)

10.52	*	Form of Indemnity Agreement(26)

21.01	##	New Frontier Media, Inc. Subsidiaries

23.01	##	Consent of Independent Registered Public Accounting Firm

31.01	##	CEO Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.02	##	CFO Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.03		CEO Certification pursuant to Rule 13a-14(a)/15d-14(a)

31.04		CFO Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.01	†	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	†	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Exhibit Description
101.INS	##	XBRL Instance Document

101.SCH	##	XBRL Taxonomy Extension Schema Document

101.CAL	##	Taxonomy Extension Calculation Linkbase Document

101.DEF	##	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	##	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	##	XBRL Taxonomy Extension Presentation Linkbase Document

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
Previously filed.

†
Previously furnished.