Form 10-Q
period 2012-06-30
NEW FRONTIER MEDIA INC
filed 2012-08-23
CIK 847383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended June 30, 2012

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

As of August 6, 2012, 16,190,408 shares of the registrant’s Common Stock, par value $.0001, were outstanding.

Form 10-Q

NEW FRONTIER MEDIA, INC.

FOR THE FISCAL QUARTER ENDED JUNE 30, 2012

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (Unaudited).

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	June 30,	March 31,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$12,265	$13,190
Restricted cash	76	47
Accounts receivable, less allowance of $380 and $183, respectively	10,155	8,334
Taxes receivable	541	46
Prepaid and other assets	2,250	2,187

Total current assets	25,287	23,804

Property and equipment, net	8,747	8,619
Content and distribution rights, net	11,664	11,792
Recoupable costs and producer advances, less allowance of $2,335 and $2,467, respectively	2,059	2,227
Film costs, net	2,143	3,984
Other identifiable intangible assets, net	209	96
Deferred tax assets	3,897	3,691
Other assets	522	538

Total assets	$54,528	$54,751

Liabilities and equity
Current liabilities:
Accounts payable	$1,321	$981
Producers payable	472	393
Deferred revenue	673	606
Accrued compensation	1,020	930
Deferred producer liabilities	871	1,361
Short-term debt	100	100
Accrued and other liabilities	3,136	3,228

Total current liabilities	7,593	7,599

Other long-term liabilities	1,814	1,702

Total liabilities	9,407	9,301

Commitments and contingencies (Note 9)
Equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 16,190 shares issued and outstanding as of June 30, 2012 and March 31, 2012	2	2
Additional paid-in capital	52,049	51,957
Accumulated deficit	(6,843)	(6,424)
Accumulated other comprehensive loss	(87)	(85)

Total shareholders’ equity	45,121	45,450

Total liabilities and equity	$54,528	$54,751

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended June 30,
	2012	2011
Net revenue	$11,682	$10,428
Cost of sales	5,870	3,968

Gross margin	5,812	6,460

Operating expenses:
Sales and marketing	2,158	2,059
General and administrative	4,761	4,394
Total operating expenses	6,919	6,453

Operating income (loss)	(1,107)	7

Other net expenses	(17)	(2)

Income (loss) before income tax benefit (expense)	(1,124)	5

Income tax benefit (expense)	705	(116)

Net loss	(419)	(111)

Net loss attributable to noncontrolling interests	—	3

Net loss attributable to New Frontier Media, Inc. shareholders	$(419)	$(108)

Per share information attributable to New Frontier Media, Inc. shareholders:
Net basic and diluted loss per share	$(0.03)	$(0.01)

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(419)	$(111)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,501	1,924
Share-based compensation	65	278
Deferred taxes	(309)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,821)	(179)
Accounts payable	340	(779)
Content and distribution rights	(962)	(1,162)
Film costs	38	(200)
Deferred revenue	67	(191)
Deferred producer liabilities	(490)	(482)
Producers payable	79	(554)
Taxes receivable and payable	(495)	30
Accrued compensation	90	(336)
Recoupable costs and producer advances	168	645
Other assets and liabilities	135	952
Net cash used in operating activities	(13)	(165)

Cash flows from investing activities:
Purchases of property and equipment	(734)	(2,485)
Purchases of intangible assets	(117)	—
Net cash used in investing activities	(851)	(2,485)

Cash flows from financing activities:
Payments on short-term debt	—	(400)
Payments of long-term seller financing	(55)	(55)
Net cash used in financing activities	(55)	(455)

Net decrease in cash and cash equivalents	(919)	(3,105)
Effect of exchange rate changes on cash and cash equivalents	(6)	2
Cash and cash equivalents, beginning of period	13,190	18,787

Cash and cash equivalents, end of period	$12,265	$15,684

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Three Months Ended June 30,
	2012	2011
Net loss	$(419)	$(111)
Other comprehensive income (loss):
Currency translation adjustment	(2)	1
Total comprehensive loss	(421)	(110)
Add: Net loss attributable to noncontrolling interests	—	3
Total comprehensive loss attributable to New Frontier Media, Inc. shareholders	$(421)	$(107)

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in thousands)

	Three Months Ended June 30,
	2012	2011
Common stock
Balance at beginning of period	$2	$2

Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	51,957	55,169
Tax benefit (reversal) for stock option forfeitures/cancellations	27	(10)
Share-based compensation	65	278

Balance at end of period	52,049	55,437

Accumulated deficit
Balance at beginning of period	(6,424)	(3,460)
Net loss attributable to New Frontier Media, Inc. shareholders	(419)	(108)

Balance at end of period	(6,843)	(3,568)

Accumulated other comprehensive loss
Balance at beginning of period	(85)	(69)
Currency translation adjustment	(2)	1

Balance at end of period	(87)	(68)

Total New Frontier Media, Inc. shareholders’ equity	45,121	51,803

Noncontrolling interests
Balance at beginning of period	—	(44)
Net loss	—	(3)
Deconsolidation of controlling interests	—	47

Balance at end of period	—	—

Total equity	$45,121	$51,803

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of New Frontier Media, Inc. and its wholly owned and majority controlled subsidiaries (collectively hereinafter referred to as New Frontier Media, the Company, we, us, and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. We believe these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of the financial position and results of operations. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on July 19, 2012.  The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of New Frontier Media.  All intercompany accounts and transactions have been eliminated in consolidation.

Noncontrolling Interests

During fiscal year 2011, we entered into an agreement to create an entity within the Transactional TV segment to develop new channel services. We controlled a majority of the entity’s common stock and included the accounts of the entity in our financial statements. The net loss applicable to the noncontrolling interests of the entity was presented as net loss attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations and Comprehensive Loss, and the portion of the equity applicable to the noncontrolling interests of the entity was presented as noncontrolling interests in the Condensed Consolidated Balance Sheets and Statements of Total Equity.

During the first quarter of fiscal year 2012, we entered into an arrangement that resulted in the loss of our majority controlling interest in the entity’s common stock. As a result, we deconsolidated the entity, which resulted in an immaterial loss within the Transactional TV segment.  During the fourth quarter of fiscal year 2012, we entered into an agreement to assign our remaining shares. As of March 31, 2012, we had no remaining interests in the entity.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates have been made in several areas, including, but not limited to, estimated revenue for certain Transactional TV segment pay-per-view (PPV) and video-on-demand (VOD) services; the recognition and measurement of income tax expenses, assets and liabilities (including the measurement of uncertain tax positions and the valuation of deferred tax assets); the assessment of film costs and the forecast of anticipated revenue (ultimate revenue), which is used to amortize film costs; the determination of the allowance for unrecoverable accounts, which reserves for certain recoupable costs and producer advances that are not expected to be recovered; the amortization methodology and valuation of content and distribution rights; and the valuation of other identifiable intangible and other long-lived assets.

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

Accrued and Other Liabilities

Accrued and other liabilities included approximately $0.4 million and $0.2 million of accrued transport fee liabilities as of June 30, 2012 and March 31, 2012, respectively; unsettled customer receipt liabilities of $1.1 million and $1.0 million as of June 30, 2012 and March 31, 2012, respectively; and accrued legal liabilities of $0.5 million as of June 30, 2012. Accrued legal liabilites as of March 31, 2012 were immaterial.

Other Long-Term Liabilities

Other long-term liabilities included $1.4 million of incentive from lessor liabilities as of June 30, 2012 and March 31, 2012.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our results of operations and financial position.

NOTE 3 — LOSS PER SHARE

The components of basic and diluted loss per share attributable to New Frontier Media, Inc. shareholders were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2012	2011
Net loss attributable to New Frontier Media, Inc. shareholders	$(419)	$(108)
Weighted average shares outstanding	16,190	19,201
Effect of dilutive securities	—	—
Weighted average diluted shares	16,190	19,201
Basic loss per share attributable to New Frontier Media, Inc. shareholders	$(0.03)	$(0.01)
Diluted loss per share attributable to New Frontier Media, Inc. shareholders	$(0.03)	$(0.01)

We excluded 2.1 million and 3.0 million options from the calculation of diluted loss per share for the three month periods ended June 30, 2012 and 2011, respectively, because inclusion of these options would be antidilutive.

NOTE 4 — EMPLOYEE EQUITY INCENTIVE PLANS

We adopted the New Frontier Media, Inc. 2010 Equity Incentive Plan (the 2010 Plan) in August 2010. The 2010 Plan is intended to assist in attracting and retaining employees and directors, optimize profitability and promote teamwork.   There were 1.3 million awards originally authorized for issuance under the 2010 Plan.  As of June 30, 2012, there were 0.5 million awards available for issuance.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Share-Based Compensation

Share-based compensation expense was included in cost of sales, sales and marketing, and general and administrative expenses. The expense resulting from options granted under our equity incentive plans was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2012	2011
Share-based compensation expense before income taxes	$65	$278
Income tax benefit	(22)	(107)
Total share-based compensation expense after income tax benefit	$43	$171
Share-based compensation effect on basic and diluted loss per share	$0.00	$0.01

The weighted average estimated fair value of stock option grants and the weighted average assumptions that were used in calculating such values for the three month periods ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012	2011
Weighted average estimated fair value per award	(1)	$0.84
Expected term from grant date (in years)	(1)	6
Risk free interest rate	(1)	2.5%
Expected volatility	(1)	54%
Expected dividend yield	(1)	0%

(1)  No options were granted during the three month period ended June 30, 2012.

Share-based compensation expense is based on awards that are ultimately expected to vest, which takes into consideration estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We recognize the expense or benefit from adjusting the estimated forfeiture rate in the period that the forfeiture estimate changes. The effect of forfeiture adjustments was $0.2 million during the three month period ended June 30, 2012.  The effect of forfeiture adjustments was not material during the three month period ended June 30, 2011.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option transactions during the three month period ended June 30, 2012 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of April 1, 2012	2,096,952	$4.08
Forfeited/expired	(41,800)	2.12
Outstanding as of June 30, 2012	2,055,152	4.12	6.2	$—

Options exercisable as of June 30, 2012	1,600,227	4.71	5.5	—

Options vested and expected to vest—non-officers	1,326,945	4.46	5.8	—

Options vested and expected to vest—officers	668,241	3.61	6.8	—

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media stock at the time of exercise or at the end of the period if unexercised.

As of June 30, 2012, there were $0.2 million and $0.1 million of total unrecognized compensation costs for non-officers and officers, respectively, related to stock options granted under equity incentive plans. The unrecognized compensation costs for non-officers and officers are expected to be recognized over a weighted average period of approximately two years.

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

The accounting policies of the reportable segments are the same as those described in the summary of accounting policies. The reportable

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

segments are distinct business units that are separately managed with different distribution channels. The selected operating results of the segments during the three month periods ended June 30 were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Net revenue
Transactional TV	$8,119	$8,674
Film Production	3,456	1,543
Direct-to-Consumer	107	211
Total	$11,682	$10,428
Income (loss) before income tax benefit (expense)
Transactional TV	$985	$2,117
Film Production	674	290
Direct-to-Consumer	12	(159)
Corporate Administration	(2,795)	(2,243)
Total	$(1,124)	$5
Depreciation and amortization
Transactional TV	$1,666	$1,690
Film Production	1,807	188
Direct-to-Consumer	16	34
Corporate Administration	12	12
Total	$3,501	$1,924

The total identifiable asset balance by operating segment as of the dates presented was as follows (in thousands):

	June 30, 2012	March 31, 2012
Identifiable Assets
Transactional TV	$28,513	$27,642
Film Production	8,132	8,839
Direct-to-Consumer	215	222
Corporate Administration	17,668	18,048
Total assets	$54,528	$54,751

Approximately $0.1 million in total assets were located in Europe as of June 30, 2012. All other assets were located in the U.S.

Net revenue, classified by geographic billing location of the customer, during the three month periods ended June 30 was as follows (in thousands):

	Three Months Ended June 30,
	2012	2011

United States	$9,359	$8,206

International:
Europe, Middle East and Africa	740	419
Latin America	869	833
Canada	625	842
Asia	89	128
Total international	2,323	2,222

Total	$11,682	$10,428

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 — MAJOR CUSTOMERS

Our major customers (customers with revenue equal to or in excess of 10% of consolidated net revenue during any one of the presented periods) are Comcast Corporation (Comcast), DIRECTV, Inc. (DirecTV), Time Warner, Inc. (Time Warner), and DISH Network Corporation (DISH). Revenue from these customers is included in the Transactional TV and Film Production segments. Net revenue from these customers as a percentage of total net revenue for the three month periods ended June 30 was as follows:

	Three Months Ended June 30,
	2012	2011
Comcast	16%	17%
DirecTV	11%	11%
Time Warner	9%	12%
DISH	7%	10%

The outstanding accounts receivable balances due from our major customers as of the dates presented were as follows (in thousands):

	June 30, 2012	March 31, 2012
Comcast	1,199	1,264
DirecTV	367	822
Time Warner	406	292
DISH	515	562

We also recognized revenue from one Film Production segment customer that represented approximately 19% of the total net revenue during the three month period ended June 30, 2012. Our outstanding accounts receivable balance due from this customer as of June 30, 2012 was approximately $2.3 million.

The loss of any of our major customers would have a material adverse effect on our results of operations and financial condition.

NOTE 7 — INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We establish valuation allowances when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. This evidence may include, but is not limited to, our historical operating results, the nature of the deferred tax assets, and our projected future operating results. We had no material changes in our valuation allowances during the three month period ended June 30, 2012.

We account for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement. During the fiscal year ended March 31, 2012, the Internal Revenue Service (IRS) initiated an audit of our fiscal year 2010 tax returns and has expanded its audit to also include certain deductions included in the fiscal year 2009 returns.  Based on recent discussions, we believe the IRS will propose adjustments to our previously filed fiscal year 2010 and 2009 tax returns to disallow the acceleration of certain film cost amortization based on its conclusions regarding the explicitness of certain movie content.  We have recorded immaterial amounts of less than $0.1 million associated with the uncertain tax positions, and we do not believe the impact of any such IRS proposed adjustment will be material to our financial position or results of operations.

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

NOTE 8 — BORROWING ARRANGEMENTS

On December 13, 2011, we extended our $5.0 million line of credit through December 15, 2012. The line of credit is secured by certain accounts receivable assets and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit and is being amortized over the life of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts receivable assets securing the line of credit or $5.0 million, and the maximum borrowing base as of June 30, 2012 was $5.0 million. The average outstanding line of credit principal balance for each of the three month periods ended June 30, 2012 and 2011 was $0.1 million. The interest rate on our line of credit during each of the three month periods ended June 30, 2012 and 2011 was 5.75%.

The line of credit contains conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent from the lender, (d) a prohibition on declaring, without consent, any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients. The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of June 30, 2012, our outstanding principal balance under the line of credit was $0.1 million, and we were in compliance with the related covenants.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Legal Proceedings

On March 9, 2012, we received an unsolicited, conditional acquisition offer from Longkloof Limited, one of our existing shareholders (Longkloof), to acquire all of the outstanding shares of the common stock of the Company not already owned by Longkloof and its affiliates pursuant to an all-cash transaction.  That offer was publicly announced by Longkloof and the receipt thereof was also publicly confirmed by the Company.  On March 23, 2012, Mr. Elwood M. White filed a class action complaint in the Boulder County, Colorado District Court for the 20th Judicial District of the State of Colorado, purportedly on behalf of our public shareholders, against us and our board of directors. The complaint alleges that the individual members of our board of directors have breached their fiduciary duties owed to our shareholders in connection with the receipt of Longkloof’s offer on March 9, 2012.

Mr. White’s complaint seeks, among other things, an order allowing the action to be maintained as a class action and certifying Mr. White as the class representative and his counsel as class counsel. It also seeks to enjoin our board of directors to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders, a declaration that our board of directors has violated their fiduciary duties, an order directing us and our board of directors to account to the class for any damages sustained because of the alleged wrongs, and an award to Mr. White of the costs of the action, including Mr. White’s attorneys’ and experts’ fees. We believe Mr. White’s claim is without merit and we intend to vigorously defend against this matter. Based on our current knowledge, a reasonable estimate of the possible loss or range of loss associated with the complaint cannot be made at this time. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operation, or cash flows.

Other Legal Proceedings

In the normal course of business, we are subject to various lawsuits and claims. We believe that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on our financial statements.

Other Contingencies

During the three month period ended June 30, 2012, we incurred approximately $0.4 million in litigation costs within the Corporate Administration segment in connection with litigation between the Company and Longkloof (and various associated parties thereof), which was pending in the U.S. District Court for the District of Colorado.  This litigation was settled and dismissed without prejudice on July 12, 2012 pursuant to a settlement agreement entered into by the Company, Longkloof and various associated parties.  The settlement agreement also ended the proxy contest that Longkloof had threatened against the Company.

A portion of the litigation costs may be reimbursable under certain of the Company’s insurance policies including, but not limited to, those that provide coverage for the Company’s directors and officers against claims made against them. Based on our current knowledge, the ultimate outcome of the reimbursements cannot be reasonably determined at this time.  Accordingly, we have not recorded any amounts associated with the possible insurance reimbursements, and the insurance reimbursements, if any, will not be recorded in the financial statements until we reach a final resolution of these claims with our insurance carriers. While the Company believes that a portion of its legal fees incurred in connection with the Longkloof litigation, including, but not limited to, those incurred in connection with defending the Company and its directors against the various counterclaims that Longkloof filed against the Company and its directors, given that discussions with the insurance carriers are still ongoing, no assurances can be given that the insurance carriers will reimburse the Company for any of its legal fees incurred in connection with the Longkloof litigation.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers and related revenue that accounted for approximately 43% of our total revenue during the three month period ended June 30, 2012; 2) maintain the license fee structures currently in place with our customers; 3) maintain our pay-per-view (PPV) and video-on-demand (VOD) shelf space with existing customers; 4) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (MSOs) and direct broadcast satellite (DBS) providers; 5) successfully compete against other forms of adult entertainment such as pay and free adult-oriented internet websites and adult-oriented premium channel content; 6) produce film content that is well received by our Film Production segment’s customers; 7) comply with current and future regulatory developments both domestically and internationally; and 8) retain our key executives. The foregoing list of factors is not exhaustive. A more complete list of factors that might cause such differences include, but are not limited to, those discussed in the Risk Factors section of our most recently filed Annual Report on Form 10-K, as amended, as updated by periodic and current reports that we may file from time to time with the United States Securities and Exchange Commission (SEC) that amend or update such factors. Risk factors are also discussed in Part II, Item 1A, Risk Factors, herein and elsewhere in this Form 10-Q.

Overview

We are a provider of transactional television services and a distributor of general motion picture entertainment. Our key customers include large cable and satellite operators, premium movie channel providers and major Hollywood studios. Our three principal businesses are reflected in the Transactional TV, Film Production and Direct-to-Consumer operating segments. Our Transactional TV segment distributes adult content to cable and satellite operators who then distribute the content to retail consumers via VOD and PPV technology. We earn revenue by receiving a contractual percentage of the retail price paid by consumers to purchase our content on customers’ VOD and PPV platforms. The Transactional TV segment represents our largest operating segment based on revenue and assets and has historically been our most profitable segment; however, the segment has been experiencing declining operating income due to competition from free and low-cost adult websites and the continued global economic downturn.  The Film Production segment primarily generates revenue through the distribution of mainstream content to large cable and satellite operators, premium movie channel providers and other content distributors. This segment also periodically provides contract film production services to major Hollywood studios (producer-for-hire arrangements). Our Direct-to-Consumer segment primarily generates revenue from membership fees earned through the distribution of adult content to consumer websites. The Direct-to-Consumer segment has historically incurred operating losses and is expected to continue to incur operating losses for the foreseeable future.  Our Corporate Administration segment includes all costs associated with the operation of the public holding company, New Frontier Media, Inc.

The business models of each of our segments are summarized below.

Transactional TV Segment

The Transactional TV segment is focused on the distribution of content to consumers via MSO and DBS customers’ VOD and PPV services. We earn revenue by receiving a percentage of the total retail purchase price paid by consumers to purchase our content on customers’ VOD and PPV platforms. Revenue growth can occur when we launch our services to new cable MSOs or DBS providers, which would primarily occur in international markets; when the number of subscribers for customers where our services are currently distributed increases, assuming the new subscribers are not a result of consumers switching from one provider to another; when we launch additional services or replace our competitors’ services on existing customer cable and DBS platforms; or when our proportional buy rates improve relative to our competitors. Alternatively, our revenue could decline if we were to experience lower consumer buy rates, as has been the case with the recent general economic downturn; if consumers migrate to other forms of low-cost or free adult entertainment such as pay and free internet websites; if our customers contract to pay us a smaller percentage of the consumer retail purchase price; if additional competitive channels are added to our customers’ platforms; if our existing customers remove or replace our services on their platform; or if the volume of consumer buys of lower priced content is not significant enough to offset the impact of lower prices.

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

Corporate Administration Segment

The Corporate Administration segment reflects all costs associated with the operation of the public holding company, New Frontier Media, Inc., that are not directly allocable to the Transactional TV, Film Production, or Direct-to-Consumer operating segments. These costs include, but are not limited to, legal expenses, accounting expenses, human resource department costs, insurance expenses, registration and filing fees with NASDAQ, executive employee costs, and costs associated with our public company filings and shareholder communications. Our focus for this operating segment is balancing cost containment with the need for administrative support. We expect the costs for this segment to be higher in fiscal year 2013 due to existing and future litigation as well as our review of strategic alternatives.

Critical Accounting Policies and Estimates

The significant accounting policies and estimates set forth in Note 1 to our audited consolidated financial statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2012, as updated by Note 1 to the Unaudited Condensed Consolidated Financial Statements included herein, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2012, appropriately represent, in all material respects, the current status of our critical accounting policies and estimates, the disclosure with respect to which is incorporated herein by reference.

Results of Operations

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment for the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended June 30,
(dollars in millions)	2012	2011	% change
Net revenue
VOD	$4.9	$5.4	(9)%
PPV	3.0	3.2	(6)%
Other	0.2	0.1	#

Total	8.1	8.7	(7)%

Cost of sales	3.7	3.3	12%

Gross profit	4.4	5.4	(19)%

Gross profit %	54%	62%

Operating expenses	3.5	3.3	6%

Operating income	$1.0	$2.1	(52)%

# Change is in excess of 100%.

Net Revenue

VOD

Domestic VOD revenue declined by approximately $0.2 million due to a general decline in revenue from cable customers.  We believe the increase in availability of free and low-cost adult internet websites in combination with the continued global economic downturn has caused consumers to view adult content through free and low-cost internet providers rather than through our VOD television services. We also believe that consumers that have historically viewed our content are reducing their discretionary spending and are generally purchasing less adult programming due to the relatively high cost of our content compared to other media entertainment options. International VOD revenue also declined by approximately $0.3 million, and we believe this decline was also due to the same above noted causes of the domestic VOD revenue decline as well as the impact of increased competition on certain customer platforms.

PPV

Domestic PPV revenue declined by approximately $0.4 million during the three month period ended June 30, 2012 primarily related to $0.3 million in lower revenue from the second largest DBS provider in the U.S. related to increased competition on that platform.  Domestic revenue also declined due to the increased availability of adult internet websites and the global economic downturn discussed in more detail above.  Partially offsetting the decline in revenue was a $0.2 million increase in international PPV revenue primarily from improved content performance and new launches in Latin America.

Other

Other revenue primarily includes revenue from advertising on our PPV channels and from distribution fees.  Amounts are generally consistent and comparable with the same prior year quarter results.

Cost of Sales

Our cost of sales consists of expenses associated with our digital broadcast infrastructure, satellite uplinking, satellite transponder leases, programming acquisition and monitoring activities, VOD transport, amortization of content and distribution rights, depreciation of property and equipment, and related employee costs. Cost of sales were higher during the three month period ended June 30, 2012 primarily due to (a) a $0.1 million increase in employee costs incurred to support an increase in content output; (b) a $0.1 million increase in content and distribution rights amortization related to our acquisition of new and unique content; and c) a $0.1 million increase in transport costs associated with new domestic content packages distributed in an effort to improve domestic revenue.

Operating Expenses and Operating Income

Operating expenses increased during the three month period ended June 30, 2012 primarily due to (a) a $0.2 million increase in the allowance for doubtful accounts related to Latin America customers, and (b) a $0.2 million increase in employee and related sales costs associated with our efforts to improve domestic and international revenue performance.  The increase in expenses was partially offset by lower advertising costs associated with general cost reduction efforts. Operating income for the three month periods ended June 30, 2012 and 2011 was $1.0 million and $2.1 million, respectively.

Film Production Segment

The following table sets forth certain financial information for the Film Production segment for the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended June 30,
(dollars in millions)	2012	2011	% change
Net revenue
Owned content	$2.7	$0.7	#
Repped content	0.6	0.7	(14)%
Producer-for-hire and other	0.1	0.1	0%

Total	3.5	1.5	#

Cost of sales	2.1	0.4	#

Gross profit	1.3	1.1	18%

Gross profit %	37%	73%

Operating expenses	0.7	0.8	(13)%

Operating income	$0.7	$0.3	#

# Change is in excess of 100%.

Net Revenue

Owned Content

Owned content revenue increased during the three month period ended June 30, 2012 primarily due to the completion of an episodic series arrangement with a premium movie channel customer, which resulted in the recognition of approximately $2.3 million in revenue.  The increase was partially offset by a general decline in revenue from the execution and completion of fewer other distribution sales agreements.

Repped Content

Repped content revenue includes amounts from the licensing of film titles that we represent (but do not own) under sales agency relationships with various independent film producers. The slight decline in revenue during the three month period ended June 30, 2012 was due to the execution and completion of fewer distribution sales agreements as compared to the same prior year quarter.

Producer-for-Hire and Other

Producer-for-hire and other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors.  The results from the three month period ended June 30, 2012 were consistent with the same prior year quarter.

Cost of Sales

Cost of sales primarily includes amortization of owned content film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services. The increase in costs during the three month period ended June 30, 2012 was due to higher owned content film cost amortization incurred in connection with the completion of an episodic series agreement.

Operating Expenses and Operating Income

Operating expenses during the three month period ended June 30, 2012 were generally consistent with the same prior year period.  The slight decline in the expenses was due to a reduction in charges to increase the allowance for unrecoverable accounts, which reserves for recoupable costs and producer advances that are not expected to be recovered.  Operating income during the three month periods ended June 30, 2012 and 2011 was $0.7 million and $0.3 million, respectively.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment for the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended June 30,
(dollars in millions)	2012	2011	% change

Net revenue	$0.1	$0.2	(50)%

Cost of sales	0.1	0.2	(50)%

Gross profit (loss)	0.0	(0.0)	#

Operating expenses	0.0	0.1	#

Operating income (loss)	$0.0	$(0.2)	#

# Change is in excess of 100%.

Net Revenue

Net revenue primarily consists of membership fees earned from customer subscriptions to our consumer websites.  Net revenue during the three month period ended June 30, 2012 was generally consistent with the same prior year quarter.

Cost of Sales

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content amortization, depreciation of property and equipment, and related employee costs.  Cost of sales decreased during the three month period ended June 30, 2012 as compared to the same prior year quarter primarily due to lower employee costs associated with redeploying the resources to work on Transactional TV segment projects including technology to support over-the-top services.

Operating Expenses and Operating Loss

Operating expenses decreased during the three month period ended June 30, 2012 primarily due to lower employee costs associated with redeploying the resources to work on Transactional TV segment projects including technology to support over-the-top services. The Direct-to-Consumer segment incurred minimal operating income during the three month period ended June 30, 2012 as compared to an operating loss of $0.2 million during the three month period ended June 30, 2011.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment for the periods presented:

	Three Months Ended June 30,
(dollars in millions)	2012	2011	% change
Operating expenses	$2.8	$2.2	27%

Corporate Administration segment expenses increased during the three month period ended June 30, 2012 due to (a) $0.4 million in legal fees associated with services provided in connection with a legal settlement; (b) $0.6 million in expenses associated with strategic assessment legal and financial advisor services; (c) $0.1 million in expenses incurred in connection with board of director special committee fees; and (d) $0.1 million in general consultant expenses.  The increase in expenses was partially offset by (a) a $0.3 million decline in employee bonus accruals; and (b) a $0.3 million decrease in employee costs associated with the departure of our former President in August 2011.

Income Tax Benefit (Expense)

During the fiscal year ended March 31, 2012, the Internal Revenue Service (IRS) initiated an audit of our fiscal year 2010 tax returns and has expanded its audit to also include certain deductions included in the fiscal year 2009 returns.  Based on recent discussions, we believe the IRS will propose adjustments to our previously filed fiscal year 2010 and 2009 tax returns to disallow the acceleration of certain film cost amortization based on its conclusions regarding the explicitness of certain movie content.  We have recorded immaterial amounts of less than $0.1 million associated with the uncertain tax positions, and we do not believe the impact of any such IRS proposed adjustment will be material to our financial position or results of operations.

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

In summary, our cash flows were as follows:

	(In millions) Three Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(0.0)	$(0.2)
Net cash used in investing activities	(0.9)	(2.5)
Net cash used in financing activities	(0.1)	(0.5)

Cash Flows from Operating Activities

Cash flows from operating activities during the three month period ended June 30, 2012 as compared to the same prior year quarter were primarily impacted by the following:

•     a decrease in operating income (loss) primarily associated with a decline in the Transactional TV and Corporate Administration segments’ operating results;

•     a $1.1 million comparable increase in cash flows related to slower payment of our outstanding accounts payable as a result of our efforts to improve cash management; and

•     a $0.8 million decrease in cash flows as reflected in the change in other assets and liabilities accounts primarily because the prior year quarter included payments received from the landlord of our new corporate facility associated with a tenant improvement allowance, and no similar payments were received in the three month period ended June 30, 2012.

Cash Flows from Investing Activities

Cash flows from investing activities during the three month period ended June 30, 2012 included $0.7 million of cash used to purchase property and equipment for general operating activity purposes.   We also used $0.1 million of cash to purchase and develop intangible assets associated with new product development.

Cash Flows from Financing Activities

Cash flows from financings activities during the three month period ended June 30, 2012 included $0.1 million in payments for long-term seller financing related to our purchase of a patent.

Borrowing Arrangements

On December 13, 2011, we extended our $5.0 million line of credit through December 15, 2012. The line of credit is secured by certain accounts receivable assets and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit and is being amortized over the life of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts receivable assets securing the line of credit or $5.0 million, and the maximum borrowing base as of June 30, 2012 was $5.0 million. The average outstanding line of credit principal balance for each of the three month periods ended June 30, 2012 and 2011 was $0.1 million. The interest rate on our line of credit during each of the three month periods ended June 30, 2012 and 2011 was 5.75%.

The line of credit contains conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent from the lender, (d) a prohibition on declaring, without consent, any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients. The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of June 30, 2012, our outstanding principal balance under the line of credit was $0.1 million, and we were in compliance with the related covenants.

Legal Proceedings

On March 9, 2012, we received an unsolicited, conditional acquisition offer from Longkloof Limited, one of our existing shareholders (Longkloof), to acquire all of the outstanding shares of the common stock of the Company not already owned by Longkloof and its affiliates pursuant to an all-cash transaction.  That offer was publicly announced by Longkloof and the receipt thereof was also publicly confirmed by the Company.  On March 23, 2012, Mr. Elwood M. White filed a class action complaint in the Boulder County, Colorado District Court for the 20th Judicial District of the State of Colorado, purportedly on behalf of our public shareholders, against us and our board of directors. The complaint alleges that the individual members of our board of directors have breached their fiduciary duties owed to our shareholders in connection with the receipt of Longkloof’s offer on March 9, 2012.

Mr. White’s complaint seeks, among other things, an order allowing the action to be maintained as a class action and certifying Mr. White as the class representative and his counsel as class counsel. It also seeks to enjoin our board of directors to exercise their fiduciary duties to obtain a transaction that is in the best interests of our shareholders, a declaration that our board of directors has violated their fiduciary duties, an order directing us and our board of directors to account to the class for any damages sustained because of the alleged wrongs, and an award to Mr. White of the costs of the action, including Mr. White’s attorneys’ and experts’ fees. We believe Mr. White’s claim is without merit and we intend to vigorously defend against this matter. Based on our current knowledge, a reasonable estimate of the possible loss or range of loss associated with the complaint cannot be made at this time. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operation, or cash flows.

Other Legal Proceedings

In the normal course of business, we are subject to various lawsuits and claims. We believe that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on our financial statements.

Other Contingencies

During the three month period ended June 30, 2012, we incurred approximately $0.4 million in litigation costs within the Corporate Administration segment in connection with litigation between the Company and Longkloof (and various associated parties thereof), which was pending in the U.S. District Court for the District of Colorado.  This litigation was settled and dismissed without prejudice on July 12, 2012 pursuant to a settlement agreement entered into by the Company, Longkloof and various associated parties.  The settlement agreement also ended the proxy contest that Longkloof had threatened against the Company.

A portion of the litigation costs may be reimbursable under certain of the Company’s insurance policies including, but not limited to, those that provide coverage for the Company’s directors and officers against claims made against them. Based on our current knowledge, the ultimate outcome of the reimbursements cannot be reasonably determined at this time.  Accordingly, we have not recorded any amounts associated with the possible insurance reimbursements, and the insurance reimbursements, if any, will not be recorded in the financial statements until we reach a final resolution of these claims with our insurance carriers. While the Company believes that a portion of its legal fees incurred in connection with the Longkloof litigation, including, but not limited to, those incurred in connection with defending the Company and its directors against the various counterclaims that Longkloof filed against the Company and its directors, given that discussions with the insurance carriers are still ongoing, no assurances can be given that the insurance carriers will reimburse the Company for any of its legal fees incurred in connection with the Longkloof litigation.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements related to our operations, see Note 2 — Recent Accounting Pronouncements within the unaudited condensed consolidated financial statements, which information is incorporated herein by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk.    Our exposure to market risk is principally confined to cash in deposit accounts and money market accounts, which have short maturities and, therefore, minimal and immaterial market risk.

Interest Rate Sensitivity.    Changes in interest rates could impact our anticipated interest income on cash and cash equivalents. An adverse change in interest rates in effect as of June 30, 2012 would not have a material impact on our interest income or cash flows.

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

Changes in Internal Control Over Financial Reporting

As discussed in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2012, in connection with the fiscal year ended March 31, 2012 evaluation of disclosure controls and procedures, management concluded it had a material weakness related to the accounting for the provision for income taxes and specifically, an absence of sufficient reconciliation processes to substantiate the current and deferred tax balances. As a result of this material weakness, we identified overstatement errors in income tax expense incurred in fiscal years prior to the fiscal year ended March 31, 2011 totaling $587,000. During the three month period ended June 30, 2012, we implemented additional controls and procedures over our accounting for the provision for income taxes including, but not limited to, performing additional reconciliation procedures to ensure deferred tax balances have been properly recorded, and routinely evaluating the performance and necessity of services from third party tax accounting specialists. We believe the changes have remediated the identified material weakness.  There have been no other changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 9 — Commitments and Contingencies — Legal Proceedings within the unaudited condensed consolidated financial statements, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2012, as such risk factors are updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results. Such risks, however, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results. Based on our review of the risk factors presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, as updated by our filings of subsequent periodic and current reports from time to time, there have been no material changes to the description of the risk factors since those filings.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

10.01	Form of Indemnity Agreement(1)
10.02	Letter Agreement, between Colorado Satellite Broadcasting, Inc. and DIRECTV, Inc., amending Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming (2)
10.03*	Fifth Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation (3)
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01†	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02†	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report on Form 8-K filed on April 3, 2012 (File No. 000-23697)

(2) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report on Form 8-K filed on June 20, 2012 (File No. 000-23697)

(3) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report on Form 8-K filed on July 3, 2012 (File No. 000-23697)

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

NEW FRONTIER MEDIA, INC.
Dated: August 23, 2012	By:	/s/ Michael Weiner
	Name:	Michael Weiner
	Title:	Chief Executive Officer

Dated: August 23, 2012		/s/ Grant Williams
	Name:	Grant Williams
	Title:	Chief Financial Officer

EXHIBITS

Exhibit No.	Exhibit Description

10.01	Form of Indemnity Agreement(1)
10.02	Letter Agreement, between Colorado Satellite Broadcasting, Inc. and DIRECTV, Inc., amending Amended and Restated Affiliation Agreement for DTH Satellite Exhibition of Cable Network Programming (2)
10.03*	Fifth Amendment to Satellite Capacity Lease between Colorado Satellite Broadcasting, Inc. and Transponder Encryption Services Corporation (3)
31.01	Certification by CEO Michael Weiner pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by CFO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
32.01†	Certification by CEO Michael Weiner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.02†	Certification by CFO Grant Williams pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report on Form 8-K filed on April 3, 2012 (File No. 000-23697)

(2) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report on Form 8-K filed on June 20, 2012 (File No. 000-23697)

(3) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report on Form 8-K filed on July 3, 2012 (File No. 000-23697)

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