Form 10-Q
period 2012-09-30
NEW FRONTIER MEDIA INC
filed 2012-11-13
CIK 847383

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 7, 2012, 16,264,213 shares of the registrant’s Common Stock, par value $.0001, were outstanding.

Form 10-Q

NEW FRONTIER MEDIA, INC.

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2012

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED).

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	September 30,	March 31,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$13,464	$13,190
Accounts receivable, less allowance of $481 and $183, respectively	8,172	8,334
Taxes receivable	216	46
Deferred tax asset	159	—
Prepaid and other assets	2,303	2,234

Total current assets	24,314	23,804

Property and equipment, net	8,294	8,619
Content and distribution rights, net	11,675	11,792
Recoupable costs and producer advances, less allowance of $2,199 and $2,467, respectively	2,598	2,227
Film costs, net	2,322	3,984
Deferred tax assets	3,107	3,691
Other assets	720	634

Total assets	$53,030	$54,751

Liabilities and equity
Current liabilities:
Accounts payable	$1,310	$981
Producers payable	619	393
Deferred revenue	555	606
Accrued compensation	896	930
Deferred producer liabilities	1,500	1,361
Accrued and other liabilities	3,972	3,328

Total current liabilities	8,852	7,599

Other long-term liabilities	1,770	1,702

Total liabilities	10,622	9,301

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $.10 par value, 4,999 shares authorized, no shares issued and outstanding	—	—
Common stock, $.0001 par value, 50,000 shares authorized, 16,264 shares issued and outstanding as of September 30, 2012 and March 31, 2012	2	2
Additional paid-in capital	51,827	51,957
Accumulated deficit	(9,335)	(6,424)
Accumulated other comprehensive loss	(86)	(85)

Total shareholders’ equity	42,408	45,450

Total liabilities and shareholders’ equity	$53,030	$54,751

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net revenue	$9,768	$10,305	$21,450	$20,733
Cost of sales	4,264	3,938	10,134	7,906

Gross margin	5,504	6,367	11,316	12,827

Operating expenses:
Sales and marketing	2,085	1,937	4,243	3,996
General and administrative	4,907	3,999	9,668	8,393
Charge for asset impairments	28	186	28	186
Total operating expenses	7,020	6,122	13,939	12,575

Operating income (loss)	(1,516)	245	(2,623)	252

Other net income (expenses)	27	(4)	10	(6)

Income (loss) before income tax expense	(1,489)	241	(2,613)	246

Income tax expense	(1,003)	(108)	(298)	(224)

Net income (loss)	(2,492)	133	(2,911)	22

Net loss attributable to noncontrolling interests	—	—	—	3

Net income (loss) attributable to New Frontier Media, Inc. shareholders	$(2,492)	$133	$(2,911)	$25

Per share information attributable to New Frontier Media, Inc. shareholders:
Net basic and diluted income (loss) per share	$(0.15)	$0.01	$(0.18)	$0.00

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(2,911)	$22
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,395	3,842
Share-based compensation	127	396
Deferred taxes	50	42
Charge for asset impairments	28	186
Changes in operating assets and liabilities:
Accounts receivable	161	595
Accounts payable	329	(287)
Content and distribution rights	(2,088)	(2,161)
Film costs	(319)	(1,224)
Deferred producer liabilities	138	(578)
Deferred revenue	(51)	(164)
Producers payable	226	(558)
Taxes receivable and payable	(170)	(116)
Accrued compensation	(34)	(503)
Recoupable costs and producer advances	(371)	706
Other assets and liabilities	982	1,186
Net cash provided by operating activities	1,492	1,384

Cash flows from investing activities:
Purchases of property and equipment	(881)	(3,356)
Purchases of intangible assets	(279)	—
Net cash used in investing activities	(1,160)	(3,356)

Cash flows from financing activities:
Purchases of common stock	—	(875)
Payments on short-term debt	—	(400)
Payments on long-term seller financing	(55)	(55)
Net cash used in financing activities	(55)	(1,330)

Net increase (decrease) in cash and cash equivalents	277	(3,302)
Effect of exchange rate changes on cash and cash equivalents	(3)	(3)
Cash and cash equivalents, beginning of period	13,190	18,787
Cash and cash equivalents, end of period	$13,464	$15,482

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income (loss)	$(2,492)	$133	$(2,911)	$22
Other comprehensive income (loss):
Currency translation adjustment	1	(4)	(1)	(3)
Total comprehensive income (loss)	(2,491)	129	(2,912)	19
Add: Net loss attributable to noncontrolling interests	—	—	—	3
Total comprehensive income (loss) attributable to New Frontier Media, Inc. shareholders	$(2,491)	$129	$(2,912)	$22

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in thousands)

	Six Months Ended September 30,
	2012	2011
Common stock
Balance at beginning of period	$2	$2
Balance at end of period	2	2

Additional paid-in capital
Balance at beginning of period	51,957	55,169
Tax reversal for stock option forfeitures/cancellations	(257)	(62)
Purchases of common stock	—	(875)
Share-based compensation	127	396
Balance at end of period	51,827	54,628

Accumulated deficit
Balance at beginning of period	(6,424)	(3,460)
Net income (loss) attributable to New Frontier Media, Inc. shareholders	(2,911)	25
Balance at end of period	(9,335)	(3,435)

Accumulated other comprehensive loss
Balance at beginning of period	(85)	(69)
Currency translation adjustment	(1)	(3)
Balance at end of period	(86)	(72)

Total New Frontier Media, Inc. shareholders’ equity	42,408	51,123

Noncontrolling interests
Balance at beginning of period	—	(44)
Net loss	—	(3)
Deconsolidation of controlling interests	—	47
Balance at end of period	—	—

Total equity	$42,408	$51,123

Refer to Notes to Condensed Consolidated Financial Statements.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of New Frontier Media, Inc. and its wholly owned and majority controlled subsidiaries (collectively hereinafter referred to as New Frontier Media, the Company, we, us, and other similar pronouns) have been prepared without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information not misleading. We believe these statements include all adjustments, which are of a normal and recurring nature, considered necessary for a fair presentation of the financial position and results of operations. The unaudited condensed consolidated financial statements included herein should be read in conjunction with the financial statements and notes thereto included in our annual report on Form 10-K filed with the SEC on July 19, 2012.  The results of operations for the six month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of New Frontier Media.  All intercompany accounts and transactions have been eliminated in consolidation.

Agreement and Plan of Merger with LFP Broadcasting, LLC and Flynt Broadcast, Inc.

On October 15, 2012, we entered into an Agreement and Plan of Merger, pursuant to which LFP Broadcasting, LLC and Flynt Broadcast, Inc. commenced a tender offer on October 29, 2012 to acquire all of the issued and outstanding shares of our common stock at a price per share equal to (1) $2.02, net to the seller in cash, without interest, and (2) one contingent right per share of our common stock, which shall represent the contractual right to receive a contingent cash payment as defined in the Agreement and Plan of Merger.

Noncontrolling Interests

During fiscal year 2011, we entered into an agreement to create an entity within the Transactional TV segment to develop new channel services. We controlled a majority of the entity’s common stock and included the accounts of the entity in our financial statements. The net loss applicable to the noncontrolling interests of the entity was presented herein as net loss attributable to noncontrolling interests in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), and the portion of the equity applicable to the noncontrolling interests of the entity was presented as noncontrolling interests in the Condensed Consolidated Statements of Total Equity.

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

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Estimates have been made in several areas, including, but not limited to, estimated revenue for certain Transactional TV segment pay-per-view (PPV) and video-on-demand (VOD) services; the recognition and measurement of income tax expenses, assets and liabilities (including the measurement of uncertain tax positions, the valuation of deferred tax assets, and the deductibility of certain strategic transaction costs for income tax purposes); the assessment of film costs and the forecast of anticipated revenue (ultimate revenue), which is used to amortize film costs; the determination of the allowance for unrecoverable accounts, which reserves for certain recoupable costs and producer advances that are not expected to be recovered; the amortization methodology and valuation of content and distribution rights; and the valuation of other identifiable intangible and other long-lived assets. We base our estimates and judgments on historical experience and on various other factors that are considered reasonable under the circumstances, the results of which form the basis for making judgments that are not readily apparent from other sources. Actual results could differ materially from these estimates.

Accrued and Other Liabilities

As of September 30, 2012, accrued and other liabilities included approximately $0.7 million of accrued transport fees, $1.2 million of unsettled customer receipt liabilities, and $0.6 million of accrued legal liabilities. As of March 31, 2012, accrued and other liabilities included approximately $0.2 million of accrued transport fees and $1.0 million of unsettled customer receipt liabilities. Accrued legal liabilities as of March 31, 2012 were immaterial.

Other Long-Term Liabilities

Other long-term liabilities included $1.3 million and $1.4 million of incentive from lessor liabilities as of September 30, 2012 and March 31, 2012, respectively.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued that we adopt as of the specified effective date. We believe that the impact of recently issued standards that are not yet effective will not have a material impact on our results of operations and financial position.

NOTE 3 — INCOME (LOSS) PER SHARE

The components of basic and diluted income (loss) per share attributable to New Frontier Media, Inc. shareholders were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) attributable to New Frontier Media, Inc. shareholders	$(2,492)	$133	$(2,911)	$25
Weighted average shares outstanding	16,264	18,993	16,264	19,096
Effect of dilutive shares	—	—	—	—
Weighted average diluted shares	16,264	18,993	16,264	19,096
Basic income (loss) per share attributable to New Frontier Media, Inc. shareholders	$(0.15)	$0.01	$(0.18)	$0.00
Diluted income (loss) per share attributable to New Frontier Media, Inc. shareholders	$(0.15)	$0.01	$(0.18)	$0.00

We excluded options to purchase 1.9 million and 2.8 million shares of common stock from the calculation of diluted income (loss) per share for the three month periods ended September 30, 2012 and 2011, respectively, because inclusion of these options would be antidilutive.  We excluded options to purchase 2.0 million and 2.5 million shares of common stock from the calculation of diluted income (loss) per share for the six month periods ended September 30, 2012 and 2011, respectively, because inclusion of these options would be antidilutive.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 — EMPLOYEE EQUITY INCENTIVE PLANS

We adopted the New Frontier Media, Inc. 2010 Equity Incentive Plan (the 2010 Plan) in August 2010. The 2010 Plan is intended to assist in attracting and retaining employees and directors, optimizing profitability, and promoting teamwork.  There were 1.3 million awards originally authorized for issuance under the 2010 Plan.  As of September 30, 2012, there were 0.7 million awards available for issuance.

Share-Based Compensation

Share-based compensation expense was included in cost of sales, sales and marketing, and general and administrative expenses. The expense resulting from options granted under our equity incentive plans was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Share-based compensation expense before income taxes	$62	$118	$127	$396
Income tax benefit	(11)	(93)	(33)	(200)
Total share-based compensation expense after income tax benefit	$51	$25	$94	$196
Share-based compensation effect on basic and diluted income (loss) per common share	$0.00	$0.00	$0.01	$0.01

The weighted average estimated fair value of stock option grants and the weighted average assumptions that were used in calculating such values for the three and six month periods ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
	2012		2011	2012		2011
Weighted average estimated fair value per award		(1)	$0.61		$(1)	$0.83
Expected term from grant date (in years)		(1)	5		(1)	6
Risk free interest rate		(1)	1.8%		(1)	2.5%
Expected volatility		(1)	55%		(1)	54%
Expected dividend yield		(1)	—%		(1)	—%

(1)   No options were granted during the three or six month periods ended September 30, 2012.

Share-based compensation expense is based on awards that are ultimately expected to vest, which takes into consideration estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We recognize the expense or benefit from adjusting the estimated forfeiture rate in the period that the forfeiture estimate changes. The effect of forfeiture adjustments was not material during the three month period ended September 30, 2012 and was $0.2 million during the six month period ended September 30, 2012.  The effect of forfeiture adjustments was not material during the three and six month periods ended September 30, 2011.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock option transactions during the six month period ended September 30, 2012 are summarized as follows:

	Shares	Weighted Avg. Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value(1) (in thousands)
Outstanding as of April 1, 2012	2,096,952	$4.08
Forfeited/expired	(726,800)	3.44
Outstanding as of September 30, 2012	1,370,152	4.41	5.7	$—

Options exercisable as of September 30, 2012	1,026,177	5.20	4.8	—

Options vested and expected to vest—non-officers	1,054,239	4.70	5.3	—

Options vested and expected to vest—officers	278,037	3.63	6.9	—

(1) The aggregate intrinsic value represents the difference between the exercise price and the value of New Frontier Media stock at the time of exercise or at the end of the period if unexercised.

As of September 30, 2012, there was $0.1 million of total unrecognized compensation costs for each of the non-officer and officer groups related to stock options granted under equity incentive plans. The unrecognized compensation costs for non-officers and officers are expected to be recognized over a weighted average period of approximately one year and two years, respectively.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, such as film costs and intangible assets, at fair value on a nonrecurring basis when they are deemed to be impaired. The fair values are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the unamortized cost of the asset exceeds its fair value. The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2012 (in thousands):

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Level 1	Level 2	Level 3	Net Fair Value
Other long-lived assets (1)	$—	$—	$72	$72

(1)   Measurement relates to the Transactional TV segment’s other long-lived assets. The recorded carrying value of an asset was reduced to its estimated fair value based on management’s estimates of assumptions that market participants would use in pricing the asset. As a result, we recorded an immaterial impairment charge within the charge for asset impairments line item in the condensed consolidated statements of operations.

The following table presents our assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2012 (in thousands):

	Level 1	Level 2	Level 3		Net Fair Value
Goodwill (2)	$—	$—	$—	*	$—
Film costs (3)	—	—	6		6
Other long-lived assets (4)	—	—	100		100

*      Fair values were measured using level 3 inputs, and the fair values were zero.

(2)   Measurement relates to the Transactional TV segment’s goodwill impairment analysis. We recorded a $3.7 million goodwill impairment charge to reduce the goodwill balance from $3.7 million to the implied fair value of goodwill of zero during fiscal year 2012.

(3)   Measurement relates to the Film Production segment’s film cost impairment analysis. We adjusted downward the estimated future revenue for several films due to a continuation of underperformance relative to expectations, which caused the estimated fair value of the films to be less than the unamortized film cost. As a result, we recorded a $0.2 million film cost impairment charge.

(4)   Measurement relates to the Transactional TV segment’s other long-lived assets. The recorded carrying value of an asset was reduced to its estimated fair value based on management’s estimates of assumptions that market participants would use in pricing the asset. As a result, we recorded a $0.1 million asset impairment charge in fiscal year 2012.

NOTE 6 — SEGMENT AND GEOGRAPHIC INFORMATION

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

The accounting policies of each reportable segment are the same as those described in the Note 1 — Summary of Significant Accounting Policies. The reportable segments are distinct business units that are separately managed with different distribution channels. The selected operating results of the segments during each of the three and six month periods ended September 30 were as follows (in thousands):

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net revenue
Transactional TV	$8,117	$8,746	$16,236	$17,420
Film Production	1,554	1,365	5,010	2,908
Direct-to-Consumer	97	194	204	405
Total	$9,768	$10,305	$21,450	$20,733
Income (loss) before income tax expense
Transactional TV	$885	$2,094	$1,871	$4,211
Film Production	596	140	1,270	430
Direct-to-Consumer	(1)	(106)	10	(265)
Corporate Administration	(2,969)	(1,887)	(5,764)	(4,130)
Total	$(1,489)	$241	$(2,613)	$246
Depreciation and amortization
Transactional TV	$1,685	$1,591	$3,351	$3,281
Film Production	182	285	1,989	473
Direct-to-Consumer	15	30	32	64
Corporate Administration	12	12	23	24
Total	$1,894	$1,918	$5,395	$3,842

The total identifiable asset balance by operating segment as of the dates presented was as follows (in thousands):

	September 30, 2012	March 31, 2012
Identifiable Assets
Transactional TV	$27,675	$27,642
Film Production	7,709	8,839
Direct-to-Consumer	282	222
Corporate Administration	17,364	18,048
Total assets	$53,030	$54,751

Approximately $0.1 million of total assets were located in Europe as of September 30, 2012. All other assets were located in the U.S.

Net revenue, classified by geographic billing location of the customer, during the three and six month periods ended September 30 was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

United States net revenue	$7,414	$8,279	$16,773	$16,485

International net revenue:
Europe, Middle East and Africa	419	601	1,159	1,020
Latin America	1,374	721	2,243	1,554
Canada	500	639	1,125	1,481
Asia	61	65	150	193
Total international net revenue	2,354	2,026	4,677	4,248

Total net revenue	$9,768	$10,305	$21,450	$20,733

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7 — MAJOR CUSTOMERS

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Comcast	19%	21%	17%	19%
Time Warner	12%	11%	10%	12%
DirecTV	12%	11%	11%	11%
DISH	9%	10%	8%	10%

The outstanding accounts receivable balances due from our major customers as of the dates presented were as follows (in thousands):

	September 30, 2012	March 31, 2012
Comcast	$1,075	$1,264
DISH	805	562
DirecTV	912	822
Time Warner	460	292

We also recognized revenue from one Film Production segment customer that represented approximately 11% of the total net revenue during the six month period ended September 30, 2012. No outstanding accounts receivable balance was due from this customer as of September 30, 2012.

The loss of any of our major customers would have a material adverse effect on our results of operations and financial condition.

NOTE 8 — INCOME TAXES

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We establish valuation allowances when, based on an evaluation of objective evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized. This evidence may include, but is not limited to, our historical operating results, the nature of the deferred tax assets, our projected future operating results, and any unusual expenses that are not expected to recur. We had no material changes in our valuation allowances during the six month period ended September 30, 2012.

Our effective tax rates for the periods presented differ from the U.S. statutory rate of 35% due to a number of factors including the mix of profit and loss between various taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.  For example, our results of operations during the three and six month periods ended September 30, 2012 include certain strategic assessment costs incurred in connection with the Agreement and Plan of Merger with LFP Broadcasting, LLC and Flynt Broadcast, Inc.  These transaction costs are not expected to be deductible for income tax purposes because we expect to complete the merger. If the merger is not completed, the transaction costs are expected to be deductible.

We account for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon effective settlement. During the fiscal year ended March 31, 2012, the Internal Revenue Service (IRS) initiated an audit of our fiscal year 2010 tax returns and expanded its audit to also include certain deductions included in the fiscal year 2011 returns. Based on recent discussions and correspondence, the IRS has proposed adjustments to our previously filed fiscal year 2011 and 2010 tax returns to disallow the acceleration of certain film cost deductions. We have agreed to settle the amounts with the IRS, which represent approximately $48,000 of deductions. The adjustment did not have a material impact on our consolidated statements of operations.

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

NOTE 9 — BORROWING ARRANGEMENTS

On December 13, 2011, we extended our $5.0 million line of credit through December 15, 2012. The line of credit is secured by certain accounts receivable assets and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit and is being amortized over the term of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts receivable assets securing the line of credit or $5.0 million, and the maximum borrowing base as of September 30, 2012 was $4.7 million. The average outstanding line of credit principal balance for each of the three and six month periods ended September 30, 2012 and 2011 was $0.1 million. The interest rate on our line of credit during each of the three and six month periods ended September 30, 2012 and 2011 was 5.75%.

The line of credit contains conditions precedent that must be satisfied prior to any borrowing and affirmative and negative covenants customary for facilities of this type, including without limitation, (a) a requirement to maintain a current asset to current liability ratio of at least 1.5 to 1.0, (b) a requirement to maintain a total liability to tangible net worth ratio not to exceed 1.0 to 1.0, (c) prohibitions on additional borrowing, lending, investing or fundamental corporate changes without prior consent from the lender, (d) a prohibition on declaring, without consent, any dividends, other than dividends payable in our stock, and (e) a requirement that there be no material adverse change in our current client base as it relates to our largest clients. The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of September 30, 2012, our outstanding principal balance under the line of credit was $0.1 million, and we were in compliance with the related covenants.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

Legal Proceedings

On October 15, 2012, the Company, LFP Broadcasting, LLC (Parent), and Flynt Broadcast, Inc., a wholly-owned subsidiary of Parent (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which Merger Sub commenced a cash offer (Offer) on October 29, 2012 to acquire all of the issued and outstanding shares of common stock of the Company at a price per share equal to (1) $2.02, net to the seller in cash, without interest, and (2) one contingent right per share of the Company, which shall represent the contractual right to receive a Contingent Cash Payment (as such term is defined in the Contingent Payment Rights Agreement in the form attached to the Merger Agreement as Exhibit A).

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Merger Complaints

On October 19, 2012, a class action complaint captioned Elwood M. White, on behalf of himself and all others similarly situated v. New Frontier Media Inc., et. al., Filing ID 47171741, was filed in the Denver County District Court in the State of Colorado (the White Complaint). The White Complaint purports to assert claims on behalf of the public shareholders of the Company and names as defendants the members of the special committee and the Company’s board of directors, as well as the Company, Parent and Merger Sub. The White Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the subsequent merger contemplated by the Merger Agreement and further claims that the Company and Parent aided and abetted those alleged breaches of fiduciary duty. It seeks injunctive relief to prevent the parties from proceeding with, consummating, or closing the Offer and the subsequent merger contemplated by the Merger Agreement, an accounting by the defendants for damages sustained as a result of the alleged wrongdoing, and plaintiff’s costs and attorneys’ and experts’ fees. The Company believes the White Complaint lacks merit and intends to contest it vigorously. Based on our current knowledge, a reasonable estimate of the possible loss or range of loss associated with the complaint cannot be made at this time. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operation, or cash flows.

On November 2, 2012, a class action complaint captioned Dennis Palkon, individually and on behalf all others similarly situated v. New Frontier Media Inc., et. al., was filed in the Boulder County District Court in the State of Colorado (the Palkon Complaint). The Palkon Complaint purports to assert claims on behalf of the public shareholders of the Company and names as defendants the members of the special committee and the Company’s board of directors, as well as the Company, Parent and Merger Sub. The Palkon Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the subsequent merger contemplated by the Merger Agreement and further claims that the Company, Parent and Merger Sub aided and abetted those alleged breaches of fiduciary duty. It seeks injunctive relief to prevent the parties from proceeding with, consummating, or closing the Offer and the subsequent merger contemplated by the Merger Agreement and plaintiff’s costs and attorneys’ and experts’ fees. The Company believes the Palkon Complaint lacks merit and intends to contest it vigorously. Based on our current knowledge, a reasonable estimate of the possible loss or range of loss associated with the complaint cannot be made at this time. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operation, or cash flows.

On November 6, 2012, a derivate action and class action complaint captioned Gopal Chakravarthy, on behalf of himself and all others similarly situated, and derivatively on behalf of New Frontier Media, Inc. v. New Frontier Media Inc., et. al., was filed in the Boulder County District Court in the State of Colorado (the Chakravarthy Complaint). The Chakravarthy Complaint purports to assert claims on behalf of the public shareholders of the Company and names as defendants the members of the special committee and the Company’s board of directors, as well as the Company, Parent and Merger Sub. The Chakravarthy Complaint alleges, among other things, inadequate disclosure in respect of the Company’s Schedule 14D-9 filed with the SEC on October 29, 2012, that the Company’s directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the subsequent merger contemplated by the Merger Agreement and further claims that the Company, Parent and Merger Sub aided and abetted those alleged breaches of fiduciary duty. It seeks alleged injunctive relief to prevent the parties from proceeding with, consummating, or closing the Offer and the subsequent merger contemplated by the Merger Agreement, an accounting by the defendants for damages sustained as a result of the alleged wrongdoing, and plaintiff’s costs and attorneys’ and experts’ fees. The Company believes the Chakravarthy Complaint lacks merit and intends to contest it vigorously. Based on our current knowledge, a reasonable estimate of the possible loss or range of loss associated with the complaint cannot be made at this time. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operation, or cash flows.

On November 8, 2012, a class action complaint captioned Craig Telke, individually and on behalf all others similarly situated v. New Frontier Media Inc., et. al., was filed in the United States District Court for the District of Colorado (the Telke Complaint, and together with the White Complaint, the Palkon Complaint, the Chakravarthy Complaint — the Merger Complaints). The Telke Complaint purports to assert claims on behalf of the public shareholders of the Company and names as defendants the members of the special committee and the Company’s board of directors, as well as the Company, Parent and Merger Sub. The Telke Complaint alleges, among other things, disclosure deficiencies in respect of the Company’s Schedule 14D-9 filed with the SEC on October 29, 2012, and that the Company’s directors breached their fiduciary duties to the Company’s shareholders in

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

connection with the Offer and the subsequent merger contemplated by the Merger Agreement and further claims that the Company, Parent and Merger Sub aided and abetted those alleged breaches of fiduciary duty. It seeks, among other things, alleged injunctive relief to prevent the parties from proceeding with, consummating, or closing the Offer and the subsequent merger contemplated by the Merger Agreement, a declaration that the Company’s Schedule 14D-9 filed with the SEC on October 29, 2012 is materially misleading and contains omissions of material facts, an accounting by the defendants for damages sustained as a result of the alleged wrongdoing, and plaintiff’s costs and attorneys’ and experts’ fees. The Company believes the Telke Complaint lacks merit and intends to contest it vigorously. Based on our current knowledge, a reasonable estimate of the possible loss or range of loss associated with the complaint cannot be made at this time. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operation, or cash flows.

With respect to the foregoing matters, there can be no assurance that the Company will be successful in their defense. The absence of an injunction or court order (i) challenging or seeking to make illegal, delay materially or otherwise directly or indirectly restraining or prohibiting the making of the Offer, the acceptance for payment of or payment for some or all of the shares of the Company by Parent or Merger Sub or the consummation of the Offer or the subsequent merger contemplated by the Merger Agreement, (ii) seeking to obtain material damages in connection with the Offer or the subsequent merger contemplated by the Merger Agreement, (iii) seeking to restrain, prohibit or limit Parent’s, the Company’s or any of their respective affiliates’ ownership or operation of all or any material portion of the business or assets of the Company or any of its subsidiaries, or (iv) seeking to impose material limitations on the ability of Parent, Merger Sub or any of Parent’s other affiliates effectively to acquire, hold or exercise full rights of ownership of any shares of the Company or any shares of common stock of the surviving corporation after the subsequent merger contemplated by the Merger Agreement, is a condition to Merger Sub’s obligation to consummate the Offer pursuant to the Merger Agreement.  See Risk Factors herein for additional discussion.

Mr. White had also previously filed a class action complaint on March 23, 2012 in the Boulder County, Colorado District Court against the Company and its board of directors, purportedly on behalf of the Company’s public shareholders. The complaint alleged that the individual members of the Company’s board of directors breached their fiduciary duties owed to the Company’s shareholders in connection with their consideration of a proposal to acquire all of the outstanding shares of the Company’s common stock made by an existing shareholder. On August 31, 2012, Mr. White dismissed the suit without prejudice.

Longkloof Settlement

On July 12, 2012, the Company entered into a settlement agreement (the Settlement Agreement) with Longkloof Limited, Hosken Consolidated Investments Limited (Johannesburg Stock Exchange: HCI) and various associated parties (the Longkloof Parties) to end the Longkloof Parties’ proxy contest related to the Company’s 2012 annual meeting of shareholders. The settlement also ends the related litigation between the Company and the Longkloof Parties that was pending in the United States District Court for the District of Colorado.

Under the terms of the Settlement Agreement, the Longkloof Parties, which beneficially own in the aggregate approximately 15.9% of the Company’s outstanding shares, agreed to immediately terminate their proxy contest, withdraw their notice of intent to nominate four candidates for election to the Company’s board of directors, and not support, for the balance of 2012, any other person not recommended by the board in seeking representation on the board. In addition, the Longkloof Parties agreed to certain standstill restrictions through December 31, 2012 and the Company agreed that if it does not engage in a sale, merger or similar change of control transaction by December 31, 2012, Longkloof will have the right to designate one person for appointment to the board for a term expiring at the 2013 annual meeting of shareholders and, under certain circumstances, the Company will be obligated to include such designee on the slate of nominees presented by the Company to shareholders at the 2013 annual meeting of shareholders.

NEW FRONTIER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As part of the Settlement Agreement, all pending litigation between the Company and the Longkloof Parties was dismissed by the parties without prejudice and without admission of any wrongdoing by any party.

Other Legal Proceedings

In the normal course of business, we are subject to various lawsuits and claims. We believe that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on our financial statements.

Other Contingencies

During the six month period ended September 30, 2012, we incurred approximately $0.5 million in litigation costs within the Corporate Administration segment in connection with litigation between us and the Longkloof Parties.  This litigation was settled and dismissed without prejudice on July 12, 2012 pursuant to the Settlement Agreement entered into by us and the Longkloof Parties. A portion of the litigation costs incurred for the Longkloof litigation, as well as those incurred in connection with the Merger Complaints discussed above, may be reimbursable under certain of our insurance policies including, but not limited to, those that provide coverage for our directors and officers against claims made against them. Based on our current knowledge, the ultimate outcome of the reimbursements cannot be reasonably determined at this time.  Accordingly, we have not recorded any amounts associated with the possible insurance reimbursements, and the insurance reimbursements, if any, will not be recorded in the financial statements until we reach a final resolution of these claims with our insurance carriers. While we believe that a portion of the legal fees incurred in connection with the Longkloof litigation, including, but not limited to, those incurred in connection with defending us and our directors against the various counterclaims that Longkloof filed against us and our directors are recoverable, given that discussions with the insurance carriers are still ongoing, no assurances can be given that the insurance carriers will reimburse us for any of the legal fees incurred in connection with the Longkloof litigation.

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

Factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, our ability to: 1) retain our four major customers and related revenue that accounted for approximately 46% of our total revenue during the six month period ended September 30, 2012; 2) maintain the license fee structures currently in place with our customers; 3) maintain our pay-per-view (PPV) and video-on-demand (VOD) shelf space with existing customers; 4) compete effectively with our current competitors and potential future competitors that distribute adult content to U.S. and international cable multiple system operators (MSOs) and direct broadcast satellite (DBS) providers; 5) successfully compete against other forms of adult entertainment such as pay and free adult-oriented internet websites and adult-oriented premium channel content; 6) produce film content that is well received by our Film Production segment’s customers; 7) comply with current and future regulatory developments both domestically and internationally; 8) retain our key executives; and 9) successfully merge with Flynt Broadcast, Inc. pursuant to the Agreement and Plan of Merger entered into on October 15, 2012, which itself is contingent upon the tender of a majority of our shares in the tender offer commenced by LFP Broadcasting, LLC and Flynt Broadcast, Inc. on October 29, 2012, and has been the subject of four legal suits.

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

On October 15, 2012, we entered into an Agreement and Plan of Merger, pursuant to which LFP Broadcasting, LLC and Flynt Broadcast, Inc. commenced a tender offer on October 29, 2012 to acquire all of the issued and outstanding shares of our common stock at a price per share equal to (1) $2.02, net to the seller in cash, without interest, and (2) one contingent right per share of our common stock, which shall represent the contractual right to receive a contingent cash payment as defined in the Agreement and Plan of Merger.

Each of our segments is further summarized below.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

Transactional TV Segment

The following table sets forth certain financial information for the Transactional TV segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2012	2011	% change	2012	2011	% change
Net revenue
VOD	$5.1	$5.3	(4)%	$10.0	$10.7	(7)%
PPV	2.8	3.3	(15)%	5.8	6.5	(11)%
Other	0.2	0.1	#	0.4	0.2	#

Total	8.1	8.7	(7)%	16.2	17.4	(7)%

Cost of sales	3.8	3.2	19%	7.5	6.5	15%

Gross profit	4.3	5.5	(22)%	8.8	10.9	(19)%

Gross profit %	53%	63%		54%	63%

Operating expenses	3.4	3.4	0%	6.9	6.7	3%

Operating income	$0.9	$2.1	(57)%	$1.9	$4.2	(55)%

# Change is in excess of 100%.

Net Revenue

VOD

Domestic VOD revenue declined during the three and six month periods ended September 30, 2012 by approximately $0.2 million and $0.4 million, respectively, due to a general decline in revenue from cable customers. We believe the increase in availability and quality of free and low-cost adult internet websites in combination with the challenging global economic conditions has caused consumers to view adult content through free and low-cost internet providers rather than through our VOD television services. We also believe that consumers that have historically viewed our content are reducing their discretionary spending and are generally purchasing less adult programming due to the relatively high cost of our content compared to other media entertainment options.  International VOD revenue also declined during the six month period ended September 30, 2012 by approximately $0.3 million, and we believe this decline was also due to the same above noted causes of the domestic VOD revenue decline as well as the impact of increased competition on certain customer platforms.

PPV

Domestic PPV revenue declined during the three and six month periods ended September 30, 2012 by approximately $0.6 million and $1.0 million, respectively.  Revenue from the second largest DBS provider in the U.S. declined by approximately $0.2 million and $0.5 million during the three and six month periods ended September 30, 2012, respectively, primarily due to increased competition on the platform. Revenue from the second largest cable operator in the U.S. also declined by approximately $0.2 million and $0.4 million during the three and six month periods ended September 30, 2012, respectively, and we believe this decline is due to the migration of buys from the PPV service to the subscription VOD service, which is reflected in the VOD revenue amounts. We also believe domestic revenue declined due to the increased availability and quality of free and low-cost adult internet websites and the global economic challenges discussed in more detail above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Partially offsetting the decline in revenue during the six month period ended September 30, 2012 was a $0.2 million increase in international PPV revenue primarily from improved content performance and new launches in Latin America.

Other

Other revenue primarily includes amounts from advertising on our PPV channels and from distribution fees. The increase in other revenue during the three and six month periods ended September 30, 2012 was primarily due to an increase in content distribution fees associated with an increase in the volume of content distributed.

Cost of Sales

Our cost of sales consists of expenses associated with our digital broadcast infrastructure, satellite uplinking, satellite transponder leases, programming acquisition and monitoring activities, VOD transport, amortization of content and distribution rights, depreciation of property and equipment, and related employee costs. Cost of sales were higher during the three and six month periods ended September 30, 2012 primarily due to (a) a $0.1 million and $0.2 million increase, respectively, in employee costs incurred to support an increase in content output; (b) a $0.1 million and $0.3 million increase, respectively, in content and distribution rights amortization related to our acquisition of new and unique content; and c) a $0.3 million and $0.4 million increase, respectively, in transport costs. The increase in transport costs was primarily due to a market test with our largest U.S. cable operator that required us to deliver incremental content packages.  Transport costs also increased due to the delivery of new domestic content packages distributed in an effort to improve domestic revenue.

Operating Expenses and Operating Income

Operating expenses during the three and six month periods ended September 30, 2012 included the following activity: (a) a $0.1 million and $0.2 million increase, respectively,  in employee and related sales costs associated with our efforts to improve domestic and international revenue performance; (b) a $0.1 million increase in employee costs associated with efforts to develop an over-the-top product; (c) a $0.1 million and $0.2 million increase, respectively, in expenses associated with asset impairments and increases in our allowance for doubtful accounts related to Latin America customers; (d) a $0.1 million and $0.3 million decrease, respectively, in advertising and promotion costs associated with general cost reduction efforts; (e) a $0.2 million decrease in rent expense associated with the expiration of our former corporate facility lease; and (f) a $0.1 million increase in tradeshow costs during the six month period ended September 30, 2012 associated with efforts to improve domestic and international revenue.

Operating income for the three month periods ended September 30, 2012 and 2011 was $0.9 million and $1.9 million, respectively.  Operating income for the six month periods ended September 30, 2012 and 2011 was $2.1 million and $4.2 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Film Production Segment

The following table sets forth certain financial information for the Film Production segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2012	2011	% change	2012	2011	% change
Net revenue
Owned content	$0.9	$0.9	0%	$3.6	$1.6	#
Repped content	0.6	0.4	50%	1.2	1.1	9%
Producer-for-hire and other	0.1	0.1	0%	0.2	0.2	0%

Total	1.6	1.4	14%	5.0	2.9	72%

Cost of sales	0.4	0.5	(20)%	2.5	0.9	#

Gross profit	1.2	0.9	33%	2.5	2.0	25%

Gross profit %	75%	64%		50%	69%

Operating expenses	0.6	0.7	(14)%	1.2	1.5	(20)%

Operating income	$0.6	$0.1	#	$1.3	$0.4	#

# Change is in excess of 100%.

Net Revenue

Owned Content

Owned content revenue during the three month period ended September 30, 2012 was consistent with the same prior year quarter.  Owned content revenue increased during the six month period ended September 30, 2012 primarily due to the completion of an episodic series arrangement with a premium movie channel customer, which resulted in the recognition of approximately $2.3 million in revenue. The increase was partially offset by a general decline in revenue from the execution and completion of fewer other distribution sales agreements.

Repped Content

Repped content revenue includes amounts from the licensing of film titles that we represent (but do not own) under sales agency relationships with various independent film producers. The increase in revenue during the three and six month periods ended September 30, 2012 was due to the execution and completion of additional distribution sales agreements as compared to the same prior year period.

Producer-for-Hire and Other

Producer-for-hire and other revenue relates to amounts earned through producer-for-hire arrangements, music royalty fees and the delivery of other miscellaneous film materials to distributors. The results from the three and six month periods ended September 30, 2012 were consistent with the same prior year periods.

Cost of Sales

Cost of sales primarily includes amortization of owned content film costs as well as delivery and distribution costs related to that content. These expenses also include the costs we incur to provide producer-for-hire services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cost of sales during the three month period ended September 30, 2012 were generally consistent with the same prior year quarter.  The increase in costs during the six month period ended September 30, 2012 was due to higher owned content film cost amortization incurred in connection with the completion of an episodic series agreement.

Operating Expenses and Operating Income

Operating expenses declined during the three and six month periods ended September 30, 2012 primarily because the same prior year periods included $0.2 million in film cost impairment charges that did not recur. Operating expenses were also lower during the six month period ended September 30, 2012 due to a $0.3 million reduction in charges to increase the allowance for unrecoverable accounts, which reserves for recoupable costs and producer advances that are not expected to be recovered. The declines in operating expenses were partially offset by increases in employee costs primarily due to higher commission compensation.

The Film Production segment generated operating income of $0.6 million and $1.3 million during the three and six month periods ended September 30, 2012, respectively, as compared to operating income of $0.1 million and $0.4 million during the three and six month periods ended September 30, 2011, respectively.

Direct-to-Consumer Segment

The following table sets forth certain financial information for the Direct-to-Consumer segment for each of the periods presented (amounts in table may not sum due to rounding):

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2012	2011	% change	2012	2011	% change
Net revenue	$0.1	$0.2	(50)%	$0.2	$0.4	(50)%

Cost of sales	0.1	0.2	(50)%	0.2	0.4	(50)%

Gross profit (loss)	0.0	(0.0)	#	0.0	(0.0)	#

Operating expenses	0.0	0.1	#	0.0	0.2	#

Operating income (loss)	$(0.0)	$(0.1)	#	$0.0	$(0.3)	#

#   Change is in excess of 100%.

Net Revenue

Net revenue primarily consists of membership fees earned from customer subscriptions to our consumer websites. We believe the decline in net revenue during the three and six month periods ended September 30, 2012 was primarily due to the increase in availability and quality of free and low-cost adult internet websites as well as the continued global economic challenges.

Cost of Sales

Cost of sales consists of expenses associated with credit card processing, bandwidth, traffic acquisition, content amortization, depreciation of property and equipment, and related employee costs. Cost of sales declined during the three and six month periods ended September 30, 2012 primarily due to lower employee costs associated with redeploying the resources to work on Transactional TV segment projects including technology to support over-the-top services.

Operating Expenses and Operating Income (Loss)

Operating expenses declined during each of the three and the six month periods ended September 30, 2012 primarily due to lower employee costs associated with redeploying the resources to work on Transactional TV segment projects including technology to support over-the-top services.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We incurred an immaterial operating loss and income during the three and six month periods ended September 30, 2012, respectively, as compared to operating losses of $0.1 million and $0.3 million during the three and six month periods ended September 30, 2011, respectively.

Corporate Administration Segment

The following table sets forth certain financial information for the Corporate Administration segment for each of the periods presented:

	Three Months Ended September 30,			Six Months Ended September 30,
(dollars in millions)	2012	2011	% change	2012	2011	% change
Operating expenses	$3.0	$1.9	58%	$5.7	$4.1	39%

Corporate Administration segment expenses increased during the three and six month periods ended September 30, 2012 due to (a) a $0.2 million and $0.6 million increase in legal fees, respectively, associated with services provided in connection with a legal settlement; (b) $0.9 million and $1.5 million increase, respectively, in expenses associated with strategic assessment legal and financial advisor services; (c) $0.1 million and $0.2 million increase in expenses, respectively,  incurred in connection with board of director special committee fees; and (d) $0.1 million increase in certain consulting and assurance expenses. The increase in expenses was partially offset by (a) a $0.2 million and $0.4 million decline, respectively, in employee bonus accruals; and (b) a $0.1 million and $0.4 million decrease, respectively, in employee costs associated with the departure of our former President in August 2011.

Income Tax Expense

Our effective tax rates for the periods presented differ from the U.S. statutory rate of 35% due to a number of factors including the mix of profit and loss between various taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.  For example, our results of operations during the three and six month periods ended September 30, 2012 include certain strategic assessment costs incurred in connection with the Agreement and Plan of Merger with LFP Broadcasting, LLC and Flynt Broadcast, Inc.  These transaction costs are not expected to be deductible for income tax purposes because we expect to complete the merger. If the merger is not completed, the transaction costs will be deductible.

During the fiscal year ended March 31, 2012, the Internal Revenue Service (IRS) initiated an audit of our fiscal year 2010 tax returns and expanded its audit to also include certain deductions included in the fiscal year 2011 returns. Based on recent discussions and correspondence, the IRS has proposed adjustments to our previously filed fiscal year 2011 and 2010 tax returns to disallow the acceleration of certain film cost deductions. We have agreed to settle the amounts with the IRS, which represent approximately $48,000 of deductions. The adjustment did not have a material impact on our consolidated statements of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In summary, our cash flows were as follows:

	(In millions) Six Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$1.5	$1.4
Net cash used in investing activities	(1.2)	(3.4)
Net cash used in financing activities	(0.1)	(1.3)

Cash Flows from Operating Activities

Cash flows from operating activities during the six month period ended September 30, 2012 as compared to the same prior year period was primarily impacted by the following:

• a decrease in operating income (loss) primarily associated with a decline in the Transactional TV and the Corporate Administration segment’s operating results; and

• a $2.3 million comparable increase in cash flows related to collection of amounts due from the completion of the Film Production segment’s episodic series arrangement with a premium cable customer.

Cash from operating activities during the six month period ended September 30, 2012 was significantly higher as compared to the related net loss primarily because we collected approximately $2.3 million during the six month period ended September 30, 2012 from the completion of an episodic series arrangement as discussed above. The cash outflows for the production occurred during fiscal year 2012.

Cash Flows from Investing Activities

Cash flows from investing activities during the six month period ended September 30, 2012 included $0.9 million of cash used to purchase property and equipment for general operating activity purposes. We also used $0.3 million of cash to purchase and develop intangible assets primarily associated with new product development of an over-the-top solution.

Cash Flows from Financing Activities

Cash flows from financings activities during the six month period ended September 30, 2012 included $0.1 million in payments for long-term seller financing related to our license of a patent.

Borrowing Arrangements

On December 13, 2011, we extended our $5.0 million line of credit through December 15, 2012. The line of credit is secured by certain accounts receivable assets and bears interest at the greater of (a) the current prime rate less 0.125 percentage points per annum, or (b) 5.75% per annum. The line of credit may be drawn from time to time to support our operations and short-term working capital needs, if any. A loan origination fee of 0.5% of the available line was paid upon the execution of the line of credit and is being amortized over the term of the line of credit. The line of credit includes a maximum borrowing base equal to the lesser of 75% of certain accounts receivable assets securing the line of credit or $5.0 million, and the maximum borrowing base as of September 30, 2012 was $4.7 million. The average outstanding line of credit principal balance for each of the three and six month periods ended September 30, 2012 and 2011 was $0.1 million. The interest rate on our line of credit during each of the three and six month periods ended September 30, 2012 and 2011 was 5.75%.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The line of credit provides that an event of default will exist in certain circumstances, including without limitation, our failure to make payment of principal or interest on borrowed amounts when required, failure to perform certain obligations under the line of credit and related documents, defaults in certain other indebtedness, our insolvency, a change in control, any material adverse change in our financial condition and certain other events customary for facilities of this type. As of September 30, 2012, our outstanding principal balance under the line of credit was $0.1 million, and we were in compliance with the related covenants.

Legal Proceedings

On October 15, 2012, the Company, LFP Broadcasting, LLC (Parent), and Flynt Broadcast, Inc., a wholly-owned subsidiary of Parent (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement), pursuant to which Merger Sub commenced a cash offer (Offer) on October 29, 2012 to acquire all of the issued and outstanding shares of common stock of the Company at a price per share equal to (1) $2.02, net to the seller in cash, without interest, and (2) one contingent right per share of the Company, which shall represent the contractual right to receive a Contingent Cash Payment (as such term is defined in the Contingent Payment Rights Agreement in the form attached to the Merger Agreement as Exhibit A).

Merger Complaints

On October 19, 2012, a class action complaint captioned Elwood M. White, on behalf of himself and all others similarly situated v. New Frontier Media Inc., et. al., Filing ID 47171741, was filed in the Denver County District Court in the State of Colorado (the White Complaint). The White Complaint purports to assert claims on behalf of the public shareholders of the Company and names as defendants the members of the special committee and the Company’s board of directors, as well as the Company, Parent and Merger Sub. The White Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the subsequent merger contemplated by the Merger Agreement and further claims that the Company and Parent aided and abetted those alleged breaches of fiduciary duty. It seeks injunctive relief to prevent the parties from proceeding with, consummating, or closing the Offer and the subsequent merger contemplated by the Merger Agreement, an accounting by the defendants for damages sustained as a result of the alleged wrongdoing, and plaintiff’s costs and attorneys’ and experts’ fees. The Company believes the White Complaint lacks merit and intends to contest it vigorously. Based on our current knowledge, a reasonable estimate of the possible loss or range of loss associated with the complaint cannot be made at this time. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operation, or cash flows.

On November 2, 2012, a class action complaint captioned Dennis Palkon, individually and on behalf all others similarly situated v. New Frontier Media Inc., et. al., was filed in the Boulder County District Court in the State of Colorado (the Palkon Complaint). The Palkon Complaint purports to assert claims on behalf of the public shareholders of the Company and names as defendants the members of the special committee and the Company’s board of directors, as well as the Company, Parent and Merger Sub. The Palkon Complaint alleges, among other things, that the Company’s directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the subsequent merger contemplated by the Merger Agreement and further claims that the Company, Parent and Merger Sub aided and abetted those alleged breaches of fiduciary duty. It seeks injunctive relief to prevent the parties from proceeding with, consummating, or closing the Offer and the subsequent merger contemplated by the Merger Agreement and plaintiff’s costs and attorneys’ and experts’ fees. The Company believes the Palkon Complaint lacks merit and intends to contest it vigorously. Based on our current knowledge, a reasonable estimate of the possible loss or range of loss associated with the complaint cannot be made at this time. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operation, or cash flows.

On November 6, 2012, a derivate action and class action complaint captioned Gopal Chakravarthy, on behalf of himself and all others similarly situated, and derivatively on behalf of New Frontier Media, Inc. v. New Frontier Media Inc., et. al., was filed in the Boulder County District Court in the State of Colorado (the Chakravarthy Complaint). The Chakravarthy Complaint purports to assert claims on behalf of the public shareholders of the Company and names as defendants the members of the special committee and the Company’s board of directors, as well as the Company, Parent and Merger Sub. The Chakravarthy Complaint alleges, among other things, inadequate disclosure in respect of the Company’s Schedule 14D-9 filed with the SEC on October 29, 2012, that the Company’s directors breached their fiduciary duties to the Company’s shareholders in connection with the Offer and the subsequent merger contemplated by the Merger Agreement and further claims that the Company, Parent and Merger Sub aided and abetted those alleged breaches of fiduciary duty. It seeks alleged injunctive relief to prevent the parties from proceeding with, consummating, or closing the Offer and the subsequent merger contemplated by the Merger Agreement, an accounting by the defendants for damages sustained as a result of the alleged wrongdoing, and plaintiff’s costs and attorneys’ and experts’ fees. The Company believes the Chakravarthy Complaint lacks merit and intends to contest it vigorously. Based on our current knowledge, a reasonable estimate of the possible loss or range of loss associated with the complaint cannot be made at this time. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operation, or cash flows.

On November 8, 2012, a class action complaint captioned Craig Telke, individually and on behalf all others similarly situated v. New Frontier Media Inc., et. al., was filed in the United States District Court for the District of Colorado (the Telke Complaint, and together with the White Complaint, the Palkon Complaint, the Chakravarthy Complaint — the Merger Complaints). The Telke Complaint purports to assert claims on behalf of the public shareholders of the Company and names as defendants the members of the special committee and the Company’s board of directors, as well as the Company, Parent and Merger Sub. The Telke Complaint alleges, among other things, disclosure deficiencies in respect of the Company’s Schedule 14D-9 filed with the SEC on October 29, 2012, and that the Company’s directors breached their fiduciary duties to the Company’s shareholders in

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

connection with the Offer and the subsequent merger contemplated by the Merger Agreement and further claims that the Company, Parent and Merger Sub aided and abetted those alleged breaches of fiduciary duty. It seeks, among other things, alleged injunctive relief to prevent the parties from proceeding with, consummating, or closing the Offer and the subsequent merger contemplated by the Merger Agreement, a declaration that the Company’s Schedule 14D-9 filed with the SEC on October 29, 2012 is materially misleading and contains omissions of material facts, an accounting by the defendants for damages sustained as a result of the alleged wrongdoing, and plaintiff’s costs and attorneys’ and experts’ fees. The Company believes the Telke Complaint lacks merit and intends to contest it vigorously. Based on our current knowledge, a reasonable estimate of the possible loss or range of loss associated with the complaint cannot be made at this time. Legal proceedings are subject to inherent uncertainties, and unfavorable rulings or other events could occur. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operation, or cash flows.

With respect to the foregoing matters, there can be no assurance that the Company will be successful in their defense. The absence of an injunction or court order (i) challenging or seeking to make illegal, delay materially or otherwise directly or indirectly restraining or prohibiting the making of the Offer, the acceptance for payment of or payment for some or all of the shares of the Company by Parent or Merger Sub or the consummation of the Offer or the subsequent merger contemplated by the Merger Agreement, (ii) seeking to obtain material damages in connection with the Offer or the subsequent merger contemplated by the Merger Agreement, (iii) seeking to restrain, prohibit or limit Parent’s, the Company’s or any of their respective affiliates’ ownership or operation of all or any material portion of the business or assets of the Company or any of its subsidiaries, or (iv) seeking to impose material limitations on the ability of Parent, Merger Sub or any of Parent’s other affiliates effectively to acquire, hold or exercise full rights of ownership of any shares of the Company or any shares of common stock of the surviving corporation after the subsequent merger contemplated by the Merger Agreement, is a condition to Merger Sub’s obligation to consummate the Offer pursuant to the Merger Agreement.  See Risk Factors herein for additional discussion.

Mr. White had also previously filed a class action complaint on March 23, 2012 in the Boulder County, Colorado District Court against the Company and its board of directors, purportedly on behalf of the Company’s public shareholders. The complaint alleged that the individual members of the Company’s board of directors breached their fiduciary duties owed to the Company’s shareholders in connection with their consideration of a proposal to acquire all of the outstanding shares of the Company’s common stock made by an existing shareholder. On August 31, 2012, Mr. White dismissed the suit without prejudice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Longkloof Settlement

On July 12, 2012, the Company entered into a settlement agreement (the Settlement Agreement) with Longkloof Limited, Hosken Consolidated Investments Limited (Johannesburg Stock Exchange: HCI) and various associated parties (the Longkloof Parties) to end the Longkloof Parties’ proxy contest related to the Company’s 2012 annual meeting of shareholders. The settlement also ends the related litigation between the Company and the Longkloof Parties that was pending in the United States District Court for the District of Colorado.

Under the terms of the Settlement Agreement, the Longkloof Parties, which beneficially own in the aggregate approximately 15.9% of the Company’s outstanding shares, agreed to immediately terminate their proxy contest, withdraw their notice of intent to nominate four candidates for election to the Company’s board of directors, and not support, for the balance of 2012, any other person not recommended by the board in seeking representation on the board. In addition, the Longkloof Parties agreed to certain standstill restrictions through December 31, 2012 and the Company agreed that if it does not engage in a sale, merger or similar change of control transaction by December 31, 2012, Longkloof will have the right to designate one person for appointment to the board for a term expiring at the 2013 annual meeting of shareholders and, under certain circumstances, the Company will be obligated to include such designee on the slate of nominees presented by the Company to shareholders at the 2013 annual meeting of shareholders. As part of the Settlement Agreement, all pending litigation between the Company and the Longkloof Parties was dismissed by the parties without prejudice and without admission of any wrongdoing by any party.

Other Legal Proceedings

In the normal course of business, we are subject to various lawsuits and claims. We believe that the final outcome of these matters, either individually or in the aggregate, will not have a material effect on our financial statements.

Other Contingencies

During the six month period ended September 30, 2012, we incurred approximately $0.5 million in litigation costs within the Corporate Administration segment in connection with litigation between us and the Longkloof Parties.  This litigation was settled and dismissed without prejudice on July 12, 2012 pursuant to the Settlement Agreement entered into by us and the Longkloof Parties. A portion of the litigation costs incurred for the Longkloof litigation, as well as those incurred in connection with the Merger Complaints discussed above, may be reimbursable under certain of our insurance policies including, but not limited to, those that provide coverage for our directors and officers against claims made against them. Based on our current knowledge, the ultimate outcome of the reimbursements cannot be reasonably determined at this time.  Accordingly, we have not recorded any amounts associated with the possible insurance reimbursements, and the insurance reimbursements, if any, will not be recorded in the financial statements until we reach a final resolution of these claims with our insurance carriers. While we believe that a portion of the legal fees incurred in connection with the Longkloof litigation, including, but not limited to, those incurred in connection with defending us and our directors against the various counterclaims that Longkloof filed against us and our directors are recoverable, given that discussions with the insurance carriers are still ongoing, no assurances can be given that the insurance carriers will reimburse us for any of the legal fees incurred in connection with the Longkloof litigation.

Recent Accounting Pronouncements

For a discussion of the recent accounting pronouncements related to our operations, see Note 2 — Recent Accounting Pronouncements within the unaudited condensed consolidated financial statements, which information is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our co-Principal Executive Officers (PEOs) and Chief Financial Officer (CFO)), as of the end of the period covered by this report, our co-PEOs and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)), are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our co-principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the co-PEOs and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of legal proceedings, see Note 10 — Commitments and Contingencies — Legal Proceedings within the unaudited condensed consolidated financial statements, which information is incorporated herein by reference.

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this report and the risk factor discussed below, you should carefully consider the factors discussed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K, as amended, for the fiscal year ended March 31, 2012, as such risk factors are updated by the filing with the SEC of subsequent periodic and current reports from time to time, which factors could materially affect our business, financial condition, or future results.

Such risks, however, are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or reporting results.

The potential merger with LFP Broadcasting, LLC and Flynt Broadcast, Inc. presents certain risks to our business and operations.

On October 15, 2012, we entered into an Agreement and Plan of Merger, pursuant to which LFP Broadcasting, LLC and Flynt Broadcast, Inc. commenced a tender offer on October 29, 2012 to acquire all of the issued and outstanding shares of our common stock at a price per share equal to (1) $2.02, net to the seller in cash, without interest, and (2) one contingent right per share of our common stock, which shall represent the contractual right to receive a contingent cash payment as defined in the Agreement and Plan of Merger.

We are subject to a number of risks in connection with the proposed merger.  Not only may such merger be subject to shareholder approval, but the consummation is subject to certain conditions, including, among other things: (1) the tender of common stock by our shareholders, which, together with any common stock owned by LFP Broadcasting, LLC and Flynt Broadcast, Inc., represent a majority of our common stock outstanding on a fully diluted basis, (2) the absence of a material adverse effect on the Company, (3) the absence of any order from any governmental entity challenging or seeking to (a) delay materially or prohibit the Agreement and Plan of Merger, (b) obtain material damages in connection with the Agreement and Plan of Merger, (c) restrain, prohibit or limit ownership or operation of all or any material portion of the business or assets of the Company or any of its subsidiaries, or (d) impose material limitations on the ability of LFP Broadcasting, LLC and Flynt Broadcast, Inc. to acquire or exercise full rights of ownership of any Company common stock, (4) the Company having at least $11,514,000 of cash or cash equivalents net of the Company’s expenses related to the transactions contemplated by the Merger Agreement and (5) certain other customary conditions.

Prior to closing, the merger may present certain risks to our business and operations, including, among other things, that:

•                  if the merger does not occur, we may incur payment obligations to Flynt Broadcast, Inc. under certain circumstances;

•                  failure to complete the merger could negatively impact the market value of our common stock and our future business, financial results and prospects;

•                  consummation of the merger may result in a substantial diversion of time and resources of both our management and other employees and may limit the time available to them to focus on other aspects of our business;

•                  due to provisions in the Agreement and Plan of Merger, we may be unable, during the pending merger, to pursue certain strategic transactions, undertake certain significant capital projects or financing transactions or pursue other actions that we might consider beneficial, and current and prospective customers or vendors may delay or defer decisions to enter into agreements or transactions with us;

•                  the pending merger could have other adverse effects on our business and operations; and

•                  we have incurred substantial expenses and expect to incur additional substantial expenses related to the proposed merger, including legal, accounting, financial advisory, filing, printing and mailing expenses, which expenses are not contingent upon the successful completion of the merger.

In addition, as of the date of this filing, four lawsuits have been filed against us with respect to the Agreement and Plan of Merger.  See Legal Proceedings above. An adverse judgment in these lawsuits may prevent or delay the consummation of the proposed Merger, result in substantial additional expense to us and divert our management’s time and resources. We cannot reasonably estimate the outcome of these or any similar future lawsuits, including costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. Whether or not the plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s time and resources.

ITEM 6. EXHIBITS.

Exhibit No.	Exhibit Description

10.01	Settlement Agreement between New Frontier Media, Inc. and Longkloof Entities, dated July 11, 2012(1)
31.01	Certification by CFO and co-PEO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by co-PEO Marc Callipari pursuant to Rule 13a-14(a)/15d-14(d)
31.03	Certification by co-PEO Scott Piper pursuant to Rule 13a-14(a)/15d-14(d)
32.01†	Certification by co-PEOs and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report on Form 8-K filed on July 13, 2012 (File No. 000-23697).

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

Dated: November 13, 2012		/s/ Grant Williams
	Name:	Grant Williams
	Title:	Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

10.01	Settlement Agreement between New Frontier Media, Inc. and Longkloof Entities, dated July 11, 2012(1)
31.01	Certification by CFO and co-PEO Grant Williams pursuant to Rule 13a-14(a)/15d-14(d)
31.02	Certification by co-PEO Marc Callipari pursuant to Rule 13a-14(a)/15d-14(d)
31.03	Certification by co-PEO Scott Piper pursuant to Rule 13a-14(a)/15d-14(d)
32.01†	Certification by co-PEOs and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to the corresponding exhibit included in the Company’s Current Report on Form 8-K filed on July 13, 2012 (File No. 000-23697).

† Furnished, not filed.

†† XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.